Form 10-K
period 1993-12-31
JONES FINANCIAL COMPANIES L P
filed 1994-03-28
CIK 815917

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      _______________________

                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the year ended December 31, 1993

                   Commission file number 0-16633


        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
______________________________________________________________________

(Exact name of registrant as specified in its Partnership Agreement)

        MISSOURI                                    43-1450818
________________________________________________________________________
  (State or other jurisdiction of      (IRS Employer Identification No.)
   incorporation or organization)

       201 Progress Parkway
       Maryland Heights, Missouri                      63043
________________________________________________________________________
(Address and principal executive office)                (Zip Code)

Registrant's telephone number, including area code       (314)  851-2000


Securities registered pursuant to Section 12(b) of the act:

                                              Name of each exchange
         Title of each class                   on which registered

              NONE
_________________________________   __________________________________

Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
________________________________________________________________________
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES X NO
          ___    ___

As of March 26, 1994 there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE



Part 1

None

ITEM 1.  BUSINESS

The Jones Financial Companies, a Limited Partnership (the "Registrant" and also referred to herein as the "Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. The terms "Registrant" and "Partnership" used throughout, refer to The Jones Financial Companies, a Limited Partnership and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, said date representing the organization date of Edward D. Jones & Co., L.P. ("EDJ"), the Partnership's principal subsidiary.
EDJ was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, a Limited Partnership.

The Partnership is engaged in business as a broker/dealer in listed and unlisted securities, including governmental issues, acts as an investment banker, and is a distributor of mutual fund shares. In addition, the Partnership engages in sales of various insurance products and renders investment advisory services. The Partnership is heavily oriented towards serving individual retail customers.

The Partnership is a member firm of the New York, American and Midwest exchanges, and is a registered broker/dealer with the National
Association of Securities Dealers, Inc.

As of February 25, 1994, the Partnership was comprised of 111 general partners, 2,000 limited partners and 54 subordinated limited partners. The Partnership employed 8,086 persons, including 2,013 part-time employees. As of said date, the Partnership employed 2,776 full-time investment representatives actively engaged in sales in 2,704 offices in 48 states. The Partnership anticipates opening its first offices in Hawaii and Ontario, Canada in 1994.

The Partnership owns 100 percent of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100 percent of the outstanding common stock of LHC, Inc., a Missouri corporation.
The Partnership also holds all of the partnership equity of Edward D.
Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co.,
L.P. a Missouri limited partnership.  EDJ Holding Company, Inc. and
LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and
EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100 percent of the outstanding common stock of Conestoga
Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5 percent of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the equity of Edward
D. Jones & Co., an Ontario limited partnership and the general partner is Edward D. Jones & Co. Canada Holding Co. Inc., which is wholly owned by the Partnership. The Partnership has an equity position in several entities formed to act as general partners of various direct participation programs sponsored by the Nooney Corporation as follows:
Nooney Capital Corp. (a Missouri corporation), 66-2/3% of outstanding
Class B non-voting stock; Nooney-Five Capital Corp. (a Missouri Corporation), 100% of outstanding Class B non-voting stock; Nooney-Six Capital Corp.
(a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney-Seven Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments Two, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investment Three, Inc., (a Missouri corporation), 100% of outstanding Class B non-voting stock. The
Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd., which acts as a partner and renders advisory and other management services to direct participation program partnerships. Conestoga Securities, Inc. is the general partner of EDJ Ventures, Ltd. The Partnership is the sole shareholder of Tempus Corporation, a Missouri corporation, which was formed strictly to facilitate the issuance of certain debt securities of the Partnership in a private transaction.

The Partnership is a limited partner of EDJ Insurance Agency of New Jersey, L.P., a New Jersey limited partnership; EDJ Insurance Agency of Arkansas, an Arkansas limited partnership; EDJ Insurance Agency of Montana, a Montana limited partnership; EDJ Insurance Agency of New Mexico, a New Mexico limited partnership; EDJ Insurance Agency of Utah, a Utah limited partnership; and is a general partner in EDJ Insurance Agency of California, a California general partnership; each of which engage in general insurance brokerage activities. The Partnership owns all of the outstanding stock of EDJ Insurance Agency of Ohio, Inc., which is also engaged in insurance brokerage activities. Affiliates of the partner include EDJ Insurance Agency of Nevada, EDJ Insurance Agency of Texas, EDJ Insurance Agency of Alabama, EDJ Insurance Agency of Florida, EDJ Insurance Agency of Wyoming, EDJ Insurance Agency of Arizona and EDJ Insurance Agency of Massachusetts. The Partnership holds all of the Partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which sponsors unit investment trust programs. The general partner of Unison Investment Trusts, L.P. is Unison Capital Corp., Inc., a Missouri corporation wholly owned by the Partnership. The Partnership owns 100% of the outstanding common stock of Edward D. Jones Homeowners, Inc., a Missouri corporation which, in turn, serves as the general partner of EDJ Residential Mortgage Services, a Missouri limited partnership wholly owned by the Partnership, which formerly provided mortgage brokerage and ancillary services. The Partnership owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group, Inc., a Delaware limited purpose corporation which has issued and sold collateralized mortgage obligation bonds, and Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. The Partnership owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

The Partnership owns as a general partner, 1/3 of Commonwealth Pacific Limited Partnership, a Washington limited partnership, which formerly operated as a syndicator of various real estate limited partnership programs, for which the Partnership had served as an underwriter and distributor.

Revenues by Source. The following table sets forth, for the past three years the sources of the Partnership's revenues by dollar amounts, (all amounts in thousands):



                                          1993       1992       1991

Commissions
  Listed                             $  70,634  $  59,256   $ 44,115
  Mutual Funds                         272,020    187,411    110,499
  O-T-C                                 20,786     14,424     10,136
  Insurance                             64,424     42,585     34,964
  Other                                    596        274         60
Principal Transactions                  92,471    131,366    104,426
Investment Banking                      45,001     60,635     67,376
Interest & Dividends                    38,084     30,520     25,533
Money-Market Fees                       10,048     10,751      9,320
IRA Custodial Service Fees               4,387      3,310        999
Other Revenues                          13,001      9,080      4,160
                                     _________  _________   _________

  Total Revenue                      $ 631,452  $ 549,612   $411,588

Because of the interdependence of the activities and departments of the Partnership's investment business and the arbitrary assumptions involved in allocating overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership's operations. Furthermore, the net income of firms principally engaged in the securities business, including the Partnership's, is effected by interest savings as a result of customer and other credit balances and interest earned on customer margin accounts.

Listed Brokerage Transactions. A large portion of the Partnership's revenue is derived from customers' transactions in which the Partnership acts as agent in the purchase and sale of listed corporate securities. These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges. Revenue from brokerage transactions is highly influenced by the volume of business and securities prices.

Customers' transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board (Regulation T), New York Stock Exchange (NYSE) margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customers' margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings, securities owned by margin customers having an aggregate market value generally up to 140 percent of the debit balance in margin accounts. The Partnership may also use the interest-free funds provided by free credit balances in customers' accounts to finance customers' margin account borrowings.

In permitting customers to purchase securities on margin, the Partnership assumes the risk of a market decline which could reduce the value of its collateral below a customer's indebtedness before the collateral is sold. Under the NYSE rules, the Partnership is required in the event of a decline in the market value of the securities in a margin account to require the customer to deposit additional securities or cash so that at all times the loan to the customer is no greater than 75 percent of the value of the securities in the account ( or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, imposes a more stringent maintenance requirement.

Variations in revenues from listed brokerage commissions between periods is largely a function of market conditions; however, some portion of the overall increases in recent years is due to the growth in the number of registered representatives over these periods.

Mutual Funds. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealers' discount which generally ranges from 1 percent to 5 3/4 percent of the purchase price of the shares, depending on the terms of the dealer agreement and the amount of the purchase. The Partnership also earns service fees which are generally based on 15 to 25 basis points of its customers' assets which are held by the mutual funds. The Partnership does not manage any mutual fund, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund.

Over-the-Counter and Principal Transactions. Partnership activities in unlisted (over-the-counter) transactions are essentially similar to its activities as a broker in listed securities. In connection with customers' orders to buy or sell securities on an agency basis, the Partnership charges a commission. In dealing on a principal basis, the Partnership charges its customers a net price approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down from such market price. The National Association of Securities Dealers (NASD) Rules of Fair Practice require that such mark-up (or mark-down) be fair and reasonable.

The Partnership has executed several agency agreements with various national insurance companies. Through its approximately 2,056 investment representatives who hold insurance sales licenses, EDJ is able to offer term life insurance, health insurance, and fixed and variable annuities to its customers. The sale of annuities is the primary product. Revenues from the sale of insurance products approximated 10% of total revenues in 1993, and this area has experienced growth in recent years largely as a result of the growth in the number of representatives licensed to engage in insurance sales.

The Partnership makes a market in over-the-counter corporate securities, municipal obligations, including general obligations and revenue bonds, unit investment trusts and mortgage-backed securities. The Partnership's market-making activities are conducted with other dealers in the "wholesale" market and "retail" market wherein the Partnership acts as a dealer buying from and selling to its customers. In making markets in over-the-counter securities, the Partnership exposes its capital to the risk of fluctuation in the market value of its security positions. It is the Partnership's policy not to trade for its own account.

As in the case of listed brokerage transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the varying number of registered representatives employed by the Partnership over the periods indicated.

Investment Banking. The Partnership's investment banking activities are carried on through its Syndicate and Underwriting Departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities. The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

Unlike many larger firms against which the Partnership competes, the Partnership does not presently engage in other investment banking activities such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions or providing consulting and financial advisory services to corporations.

The Syndicate and Underwriting Departments are responsible for the largest portion of the Partnership's investment banking business. In the case of an underwritten offering managed by the Partnership, the Departments may form underwriting syndicates and work closely with the branch office system for sales of the Partnership's own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate member, the Departments serve as active coordinators between the managing underwriter and the Partnership's branch office system.

The underwriting activity of the Partnership involves substantial risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed purchase price. Furthermore, the commitment of capital to underwriting may adversely affect the Partnership's capital position and, as such, its participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the net capital rule.

The Securities Act of 1933 and other applicable laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the prospectus used to describe the offered securities. In addition, there exists a potential for possible conflict of interest between an underwriter's desire to sell its securities and its obligation to its customers not to recommend unsuitable securities. In recent years there has been an increasing incidence of litigation in these areas. These lawsuits are frequently brought for the benefit of large classes of purchasers of underwritten securities. Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

Interest and dividend income is earned on securities held and margin account balances.

Other revenue sources include money market management fees and IRA custodial services fees, accommodation transfer fees, gains from sales of certain assets, and other product and service fees. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. In 1991 EDJ became the trustee for its IRA accounts. Each account is charged an annual service fee for services rendered to it by the Partnership.

The Partnership has registered an investment advisory program with the SEC under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and included under "Other Revenues."

Also included in the category "Other Revenues" are accommodation transfer fees, gains from sales of certain assets, other non-recurring gains and revenue from management fees charged by mutual funds.

Research Department. The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers. The Department supplements its own research with the services of various independent research services. The Partnership competes with many other securities firms with substantially larger research staffs in its research activities.

Customer Account Administration and Operations. Operations employees are responsible for activities relating to customers' securities and the processing of transactions with other broker/dealers. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions. It is important that the Partnership maintains current and accurate books and records from both a profit viewpoint as well as for regulatory compliance.

To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for all securities are centralized in St. Louis and executed there. The Partnership's processing of paperwork following the execution of a security transaction is automated, and operations are generally on a current basis.

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes. The Partnership records transactions and posts its books on a daily basis. Operations' personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations.

The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices and cash receipts functions.

The Partnership clears and settles virtually all of its listed transactions through the National Securities Clearing Corporation
("NSCC"), New York, New York. NSCC effects clearing of securities on the New York, American and Midwest Stock Exchanges.

In conjunction with clearing and settling transactions with NSCC the Partnership holds customers' securities on deposit with Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC. Any serious delays in the processing of securities transactions encountered by NSCC/DTC may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc., ("ADP") provides automated data processing services for customer account activity and records.

The Partnership does not employ its own floor broker for transactions on exchanges. The Partnership has arrangements with other brokers to execute the Partnership's transactions in return for a commission based on the size and type of trade. If for any reason any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss.
While the coverages provided by the Securities Investors Protection Corporation (SIPC) and protection in excess of SIPC limits would be available to customers of the Partnership, to the extent that the Partnership would not be able to meet the obligations of the customers, such customers might experience delays in obtaining the protections afforded them by the SIPC and the Partnership's insurance carrier.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

Employees. Including its general partners, the Partnership has approximately 8,086 full and part-time employees, including 2,776 who are registered salespeople as of February 25, 1994. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $30,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes eight weeks of concentrated instruction and on-the-job training in a branch office. The first phase of training is spent reviewing Series 7 examination materials and preparing for and taking the examination. The first week of the training after passing the examination is spent in a comprehensive training program in St. Louis. The next five weeks include on-the-job training in branch locations reviewing products, office procedures and sales techniques. The broker is then sent to a designated location to establish the EDJ office, conduct market research and prepare for opening the office. After the salesperson has opened a branch office, one final week is spent in a central location to complete the initial training program. Three and nine months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training mechanisms to its seasoned sales force. Although the Partnership pays the broker during the transition period, the broker must fulfill special tasks before being awarded full branch status. EDJ's basic brokerage payout is similar to its competitors. A bonus may also be paid based on the profitability of the branch and the profitability of the Partnership.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition. The Partnership is subject to intensive competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other financially oriented organizations such as banks, insurance companies, and others offering financial services and advice. In recent periods, many regulatory requirements prohibiting non-securities firms from engaging in certain aspects of brokerage firms' business have been eliminated and further removal of such prohibitions is anticipated. With minor exceptions, customers are free to transfer their business to competing organizations at any time.

There is intense competition among securities firms for salespeople with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its registered representatives although the Partnership believes that its rate of turnover of investment representatives is not higher than that of other firms comparable to the Partnership.

Regulation. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Partnership is registered as a broker-dealer in 50 states and Puerto Rico.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers.

Uniform Net Capital Rule. As a broker-dealer and a member firm of the NYSE, the Partnership is subject to the Uniform Net Capital Rule
(Rule) promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital and the Partnership has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to 2% of the customer debit balances, as defined. The Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than 5% of customer debit balances. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative statement of other assets such as a company's inventories. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the net capital rules.


ITEM 2.  PROPERTIES

All of its headquarter offices are owned by the Partnership. The Partnership conducts its headquarters operations from St. Louis County, Missouri. The headquarters facilities are comprised of 17 separate buildings containing approximately 822,000 usable square feet. One additional building on the campus is leased. The Partnership acquired an existing 397,000 square foot building in St. Louis County in December, 1992, of which 170,000 square feet is occupied at December 31, 1993. This building was substantially renovated in 1993. The Partnership plans to use the unoccupied space for growth in future headquarters personnel which is planned to parallel the growth of the salesforce. The Partnership also maintains facilities in 2,655 branch locations which (as of December 31, 1993) are predominantly rented under cancellable leases.

Further information concerning leased computer equipment, branch satellite equipment and other obligations of the Partnership is given in the Notes to the Consolidated Financial Statements appearing elsewhere herein.


ITEM 3.  LEGAL PROCEEDINGS

In recent years there has been an increasing incidence of litigation involving the securities industry. Such suits often seek to benefit large classes of industry customers; many name securities dealers as defendants along with exchanges in which they hold membership and seek large sums as damages under federal and state securities laws, anti-trust laws, and common law.

There are various actions pending against the Partnership which have arisen in the normal course of business. In view of the number and diversity of claims against the Partnership, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Partnership cannot definitely state what the eventual outcome of these pending claims will be. However, in the opinion of management, after consultation with legal counsel, the impact of this litigation will not have a material adverse affect on the Partnership's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no market for the Limited or Subordinated Limited Partnership interests and their assignment is prohibited.


ITEM 6.  SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                           1993     1992      1991     1990     1989

Revenues               $631,452 $549,612  $411,588 $316,503 $280,429
Net income               66,211   62,282    40,875   22,553   15,703

Net income per
  weighted average
  $1,000 equivalent
  limited partnership
  unit outstanding      $194.62  $238.41   $185.92  $130.52   $82.50

Weighted average
  $1,000 equivalent
  limited partnership
  units outstanding      50,381   41,160    42,616   25,874   27,274

Net income per
  weighted average
  $1,000 equivalent
  subordinated limited
  partnership unit
  outstanding           $350.32  $418.21   $322.38  $212.86  $154.82

Weighted average
  $1,000 equivalent
  subordinated limited
  partnership units
  outstanding            16,936   12,941    10,624   10,190    9,779


Summary Balance Sheet Data:

                           1993     1992      1991     1990     1989

Total assets           $800,478 $653,253  $513,730 $422,257 $387,618
                        =======  =======   =======  =======  =======

Long-term debt         $ 33,317 $ 23,847  $ 24,769 $ 19,977 $ 20,075

Other liabilities,
  exclusive of
  subordinated
  liabilities           514,386  414,110   326,229  250,772  234,732

Subordinated liabilities 73,000   78,000    48,000   50,400   52,800

Total partnership
  capital               179,775  137,296   114,732  101,108   80,011
                       ________ ________  ________ ________ ________
Total liabilities and
  partnership capital  $800,478 $653,253  $513,730 $422,257 $387,618
                       ======== ========  ======== ======== ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in major categories of revenues and expenses for the last two years (Dollar amounts in thousands.)

                                   1993 vs. 1992        1992 vs. 1991
                                          Increase - (Decrease)
                                  Amount        %     Amount         %

Revenues
  Commissions                 $ 124,510       41  $ 104,176      52%
  Principal transactions      (38,895)      (30)    26,940        26
  Investment banking          (15,634)      (26)   (6,741)      (10)
  Interest and dividends         7,564        25     4,987        20
  Other                          4,295        19     8,662        60
                              _________      ___  _________      ___

                                81,840        15   138,024        34
                              _________      ___  _________      ___
Expenses
  Employee and partner
    compensation and benefits   53,859        16    88,142        37
  Occupancy and equipment       10,069        20     3,867         8
  Communications and data
    processing                   4,898        17     3,556        14
  Interest                       3,632        23     2,155        16
  Payroll and other taxes        1,767        11     3,192        24
  Floor brokerage and
    clearance fees                 781        15       691        15
  Other operating expenses       2,905         7    15,014        53
                              ________       ___  ________       ___

                                77,911        16   116,617        31
                              ________       ___  ________       ___

  Net income                  $  3,929        6%  $ 21,407       52%
                              ========       ===  ========       ===


                RESULTS OF OPERATIONS (1993 VERSUS 1992)

Revenues increased 15% ($82 million) over 1992 to $631 million. Expenses increased by 16% ($78 million) resulting in net income of $66 million, an increase of 6% ($4 million) over 1992. These results were significantly influenced by the Partnership's activities in connection with the expansion of its salesforce. The number of investment representatives increased 24% in 1993 to 2,745. By comparison, 1992's growth in investment representatives was 22%. The vast majority of these new investment representatives are beginners in the industry who generally achieve profitability after about 30 months. In the interim, the Partnership incurs significant training, salary and support costs. The net impact of these direct expenses amounted to nearly $21 million during 1993 ($14 million in 1992). Additionally, the Partnership made significant increases in home office overhead to support the increased salesforce.

Commission revenues increased $125 million fueled by a $85 million (45%) increase in mutual fund commissions and service fees. Listed and over-the-counter agency commissions increased $18 million or 24% over 1992. Insurance commissions increased 51%, with variable annuity commissions increasing $20.6 million and fixed annuities decreasing by $5 million. The increasing level of securities prices along with lower interest rates turned individual investors to equity markets and equity based investments in search of more attractive returns. The continued strength of the securities markets led to solid increases in commission generated from the sales of securities products.

Principal transaction revenues decreased 30% ($39 million). Collateralized mortgage obligations (CMOs) revenues decreased $11.3 million, government and municipal bond revenues decreased by $9.7 million and $3.7 million, respectively. Prior to 1993, municipal bond syndicate revenues were included in principal transaction revenues.
In 1993, these revenues, totalling $10.3 million, were included in investment banking revenues. The majority of the principal transaction revenue decreases largely resulted from historically low interest rates and the resulting popularity of equity based investments.

Investment banking revenues declined $15.6 million resulting from decreases in certificate of deposit revenues ($8 million), CMO revenues ($11 million), and equity and debt originations.

Interest and dividend revenues increased 25% or $7.6 million. Customers' margin loan balances increased 36% in 1993 ($120 million) ending the year at $451 million. The increase in customers' loan balances was attributable to higher securities prices, continuation of marketing efforts targeting individuals to view their securities as access to a personal line of credit and lower interest rates. The increase in loan balances more than offset the decline in short term interest rates during the year resulting in increased interest earnings.

Other revenues increased $4 million (19%) over 1992. Revenues from non-bank custodian IRA accounts resulted in an increase of $1 million in 1993.

Overall expenses increased 16% ($78 million). The Partnership's compensation structure for its investment representatives is designed to expand or contract substantially as a result of changes in revenues, net income and profit margins. Similarly, non-sales personnel compensation from bonuses and profit sharing contributions expands and contracts in relation to net income. The Partnership's non-compensation related expenses are less responsive to changes in revenues and net income. Rather, these expenses are influenced by the number of salespeople, growth of the salesforce, the number of customer accounts and, to a lesser extent, the volume of transactions. As a result of its expense structure, the Partnership's compensation expense increase of 16% matched the overall increase in expenses of 16%. The Partnership's expenses other than compensation increased
15%.    The increase in other expenses resulted from several items.
Increased expense levels related to supporting a larger number of investment representatives and branch offices were primarily responsible for the increase in operating expenses.

                RESULTS OF OPERATIONS (1992 VERSUS 1991)

Revenues increased 34% ($138 million) over 1991 to $550 million. Expenses increased by 31% ($117 million) resulting in net income of $62 million, an increase of 52% ($21 million) over 1991. The number of investment representatives increased 22% in 1992 to 2,216. By comparison, 1991's growth in investment representatives was 9%. The increased size of the salesforce and higher securities prices along with a very steeply sloped yield curve were significant factors contributing to 1992's financial results.

Commission revenues increased $104 million fueled by a $77 million (70%) increase in mutual fund commissions and service fees. Listed and over-the-counter agency commissions increased $19 million or 36% over 1991. Insurance commissions increased 22%, with variable annuity commissions increasing $10 million and fixed annuities decreasing by $4 million. The increasing level of securities prices along with lower interest rates turned individual investors to equity markets and equity based investments in search of more attractive returns.

Principal transaction revenues increased 26% ($27 million) with taxable and tax free fixed income securities increasing $21 million. At the same time, O-T-C principal stock sales increased by $3 million. Individual investors were attracted to longer term fixed income products to increase or maintain their returns compared to other shorter term alternatives. Additionally, tax free bonds experienced relatively high yields during the year when compared to treasury securities with similar maturities. The increase in O-T-C stock sales resulted from higher equity prices and investors directing their investment dollars into smaller capitalization companies. The returns experienced during the year from investing in smaller capitalization companies was higher than the investment returns of larger exchange listed securities.

Investment banking revenues declined $6.7 million from substantial decreases in certificate of deposit revenues ($6 million) and CMOs revenues ($4 million). These decreases were partially offset by equity originations and syndicate equity participation increases of $3 million. Initial public offerings continued to be popular during the year along with investor interest in utility unit investment trust underwritings. The decrease in investment banking CMO revenues was partially offset by increased sales of CMOs on a principal basis.

Interest and dividend revenues increased 20% or $5 million.
Customers' margin loan balances increased 66% in 1992 ($132 million) ending the year at $331 million. The increase in customers' loan balances was attributable to higher securities prices, continuation of marketing efforts targeting individuals to view their securities as access to a personal line of credit and lower interest rates. The increase in loan balances more than offsets the decline in short term interest rates during the year resulting in increased interest earnings.

Other revenues increased $9 million (60%) over 1991. During the last quarter of 1991, the Partnership qualified as a non-bank custodian for its IRA accounts resulting in an increase of $2.3 million in 1992 from IRA service fee revenues. Revenues for fees and services received from the Edward D. Jones & Co. Daily Passport Cash Trust money market account and a related tax free money market account offered through Edward D. Jones & Co. increased $1.4 million over 1991.

Overall expenses increased 31% ($117 million). The Partnership's compensation structure for its investment representatives is designed to expand or contract substantially as a result of changes in revenues, net income and profit margins. Similarly, non-sales personnel compensation from bonuses and profit sharing contributions expands and contracts in relation to net income. The Partnership's non-compensation related expenses tend to be less responsive to changes in revenues and net income. Rather, these expenses tend to be more influenced by the number of salespeople, growth of the salesforce, the number of customer accounts and, to a lesser extent, the volume of transactions. As a result of its expense structure, the Partnership's compensation expense increase of 37% exceeded the overall increase in expenses of 31%. The Partnership's expenses other than compensation increased 22%. Other operating expenses increased 53% or $15 million over 1991. The increase in other operating expenses resulted from several items. Increased expense levels related to supporting a larger number of investment representatives and branch offices were primarily responsible for the increase in operating expenses.

THE EFFECTS OF INFLATION

The Partnership's net assets are primarily monetary, consisting of cash, securities inventories and receivables less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation's impact on the Partnership's operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

LIQUIDITY AND CAPITAL ADEQUACY

The Partnership's equity capital at December 31, 1993, was $179.8 million compared to $137.3 million at December 31, 1992. Overall, equity capital increased 31%, primarily due to the retention of earnings and issuance of partnership interests. The Partnership issued additional limited partnership interests in August 1993 of $24.8 million and additional subordinated limited partnership interest of $4.4 million in January 1993.

At December 31, 1993, the Partnership had a $28.8 million balance of cash and cash equivalents. Lines of credit are in place at nine banks aggregating $445 million ($420 million of which are through uncommitted lines of credit), of which $310 million was available at December 31, 1993.

The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $150,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides the partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1993, EDJ's Net Capital of $89,790,000 was 20% of aggregate debit items and its net capital in excess of the minimum required was $80,681,000. Net Capital and the related capital percentage may fluctuate on a daily basis.

CASH FLOWS

Cash and cash equivalents decreased $8,932,000 from December 31, 1992, to December 31, 1993. Cash flows were primarily provided from net income, decreases in securities owned, short and long term bank loans and the issuance of partnership interests. Cash flows were primarily used to increase net receivables from customers and brokers, purchase equipment, property and improvements, and fund withdrawals and distributions.

Cash and cash equivalents increased $5,308,000 from December 31, 1991, to December 31, 1992. Cash flows were primarily provided from net income, short term bank loans and the issuance of subordinated debt. Cash flows were primarily used to increase net receivables from customers, increase securities owned, purchase equipment, property and improvements, and fund withdrawals and distributions.

Cash and cash equivalents increased $5,078,000 from December 31, 1990, to December 31, 1991. Cash flows were primarily provided from net income, an increase in accounts payable and accrued expenses, short term bank loans and the issuance of long term debt. Cash flows were primarily used to increase net receivables from customers, increase securities owned, purchase equipment, property and improvements, and fund withdrawals and distributions.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1993, compared with the year ended December 31, 1992. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. The firm carried lower trading inventory levels in 1993 as compared to 1992. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are non-interest bearing sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

The Partnership's growth in recent years has been financed through sales of limited partnership interest to its employees, retention of earnings and private placements of long-term and subordinated debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Financial Statements Included in this Item

                                                             Page No.

  Report of Independent Public Accountants

  Consolidated Statements of Financial Condition as of
  December 31, 1993 and 1992

  Consolidated Statements of Income for the years ended
  December 31, 1993, 1992 and 1991

  Consolidated Statements of Cash Flows for the years ended
  December 31, 1993, 1992 and 1991

  Consolidated Statements of Changes in Partnership Capital
  for the years ended December 31, 1993, 1992 and  1991

  Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, a Limited Partnership:

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, a Limited Partnership (a Missouri limited partnership) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, a Limited Partnership and subsidiaries as of December 31, 1993 and 1992, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.





                                   ARTHUR ANDERSEN & CO.


St. Louis, Missouri,
February 22, 1994

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                ASSETS



                                           December 31, December 31,
(Amounts in thousands)                             1993         1992

Cash and cash equivalents                    $   28,798   $   37,730

Receivable from:
  Customers (Note 2)                            464,760      352,686
  Brokers or dealers and clearing
  organizations (Note 3)                         32,550       13,880

Securities owned, at market value (Note 4):
  Inventory securities                           60,371       67,873
  Investment securities                          73,575       78,797

Office equipment, property and improvements,
  at cost, net of accumulated depreciation and
  amortization of $79,903 and $69,989,
  respectively                                  102,434       72,125

Other assets                                     37,990       30,162
                                             __________   __________

                                             $  800,478   $  653,253
                                             ==========   ==========



The accompanying notes are an integral part of these statements.

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

               LIABILITIES AND PARTNERSHIP CAPITAL

                                           December 31, December 31,
(Amounts in thousands)                             1993         1992

Bank loans (Note 5)                          $  139,261   $  123,000

Payable to:
  Customers (Note 2)                            242,584      167,884
  Brokers or dealers and clearing
  organizations (Note 3)                          8,092       13,915

Securities sold but not yet purchased, at
  market value
  (Note 4)                                       17,766        9,588

Accounts payable and accrued expenses            37,419       37,600

Accrued compensation and employee benefits       69,264       62,123

Long-term debt (Note 6)                          33,317       23,847
                                             ____________ __________
                                                547,703      437,957
Liabilities subordinated to claims
  of general creditors (Note 7)                  73,000       78,000

Partnership capital (Notes 8 and 9):
  Limited partners                               71,222       47,328
  Subordinated limited partners                  19,163       14,716
  General partners                               89,390       75,252
                                             ____________ __________
                                                179,775      137,296
                                             ____________ __________

                                             $  800,478   $  653,253
                                             ==========   ==========

The accompanying notes are an integral part of these statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended
(Amounts in thousands,                Dec. 31,   Dec. 31,   Dec. 31,
 except per unit information)             1993       1992       1991

Revenues:
  Commissions                        $ 428,460  $ 303,950   $199,774
  Principal transactions                92,471    131,366    104,426
  Investment banking                    45,001     60,635     67,376
  Interest and dividends                38,084     30,520     25,533
  Other                                 27,436     23,141     14,479
                                     _________  _________   _________
                                       631,452    549,612    411,588
                                     _________  _________   _________
Expenses:
  Employee and partner
    compensation and benefits
    (Note 10)                          381,805    327,946    239,804
  Occupancy and equipment (Note 11)     59,549     49,480     45,613
  Communications and data processing    34,167     29,269     25,713
  Interest (Notes 5, 6 and 7)           19,128     15,496     13,341
  Payroll and other taxes               18,180     16,413     13,221
  Floor brokerage and clearance fees     6,141      5,360      4,669
  Other operating expenses              46,271     43,366     28,352
                                     _________  _________   _________
                                       565,241    487,330    370,713
                                     _________  _________   _________
Net income                           $  66,211  $  62,282   $ 40,875
                                      ========   ========   ========

Net income allocated to:
  Limited partners                   $   9,805  $   9,813   $  7,923
  Subordinated limited partners          5,933      5,412      3,425
  General partners                      50,473     47,057     29,527
                                     _________  _________   _________
                                        66,211  $  62,282   $ 40,875
                                      ========   ========   ========
Net income per weighted average
$1,000 equivalent partnership
units outstanding:
  Limited partners                   $  194.62  $  238.41   $ 185.92
                                      ========   ========   ========
  Subordinated limited partners      $  350.32  $  418.21   $ 322.38
                                      ========   ========   ========
Weighted average $1,000
equivalent partnership units
outstanding:
  Limited partners                      50,381     41,160     42,616
                                      ========   ========   ========
  Subordinated limited partners         16,936     12,941     10,624
                                      ========   ========   ========

The accompanying notes are an integral part of these statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended
                                      Dec. 31,   Dec. 31,   Dec. 31,
(Amounts in thousands)                    1993       1992       1991

CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES:
 Net income                          $  66,211  $  62,282   $ 40,875
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization        16,800     14,728     11,203
   Increase in net receivable
      from/payable to customers       (37,374)   (90,526)   (82,200)
   (Increase) decrease in net
      receivable from/payable to
      brokers or dealers and clearing
      organizations                   (24,493)     13,401      9,939
   Decrease (increase) in securities
      owned, net                        20,902      2,573   (27,365)
   Increase in accounts payable
      and other accrued expenses         6,960        106     37,069
   Increase in other assets            (7,828)    (7,744)    (2,700)
                                     _________  _________   _________
   Net cash  provided (used) by
      operating activities              41,178    (5,180)   (13,179)
                                     _________  _________   _________
CASH FLOWS USED BY INVESTING
ACTIVITIES:
 Purchase of office equipment,
  property and improvements           (47,109)   (28,872)   (20,284)
                                     _________  _________   _________
CASH FLOWS (USED) PROVIDED BY
FINANCING ACTIVITIES:
 Increase in bank loans, net            16,261     50,000     63,400
 Issuance of long-term debt             11,700          -     13,300
 Repayment of long-term debt           (2,230)      (922)    (8,508)
 (Repayment) issuance of subordinated
  liabilities                          (5,000)     30,000    (2,400)
 Issuance of partnership interests      29,195      2,396        802
 Redemption of partnership interests   (1,193)    (1,326)    (2,176)
 Withdrawals and distributions from
  partnership capital                 (51,734)   (40,788)   (25,877)
                                     _________  _________   _________
   Net cash (used) provided by
   financing activities                (3,001)     39,360     38,541
   Net (decrease) increase in cash   _________  _________   _________
   and cash equivalents                (8,932)      5,308      5,078

CASH AND CASH EQUIVALENTS,
 beginning of year                      37,730     32,422     27,344
                                     _________  _________   _________
 end of year                         $  28,798  $  37,730   $ 32,422
                                      ========   ========   ========


The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

             YEARS ENDED DECEMBER 31, 1993, 1992 and 1991



                                        Subordinated
                               Limited   Limited   General
                             Partnership Partnership Partnership
(Amounts in thousands)         Capital   Capital   Capital     Total

Balance, December 31, 1990    $ 46,173  $ 10,635  $ 44,300  $101,108
Issuance of partnership
  interests                          -       802         -       802
Redemption of partnership
  interests                    (2,044)     (132)         -   (2,176)
Net income                       7,923     3,425    29,527    40,875
Withdrawals and distributions  (5,365)   (2,942)  (17,570)  (25,877)
                              _________ _________ _________ _________

Balance, December 31, 1991    $ 46,687  $ 11,788  $ 56,257  $114,732
Issuance of partnership
  interests                          -     2,396         -     2,396
Redemption of partnership
  interests                    (1,175)     (151)         -   (1,326)
Net income                       9,813     5,412    47,057    62,282
Withdrawals and distributions  (7,997)   (4,729)  (28,062)  (40,788)
                              _________ _________ _________ _________

Balance, December 31, 1992    $ 47,328  $ 14,716  $ 75,252  $137,296
Issuance of partnership
  interests                     24,763     4,432         -    29,195
Redemption of partnership
  interests                    (1,193)         -         -   (1,193)
Net income                       9,805     5,933    50,473    66,211
Withdrawals and distributions  (9,481)   (5,918)  (36,335)  (51,734)
                              _________ _________ _________ _________

Balance, December 31, 1993    $ 71,222  $ 19,163  $ 89,390  $179,775
                              ========  ========  ========  ========


The accompanying notes are an integral part of these statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1993, 1992 AND 1991


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Partnership's Business and Basis of Accounting. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, a Limited Partnership, and all wholly owned subsidiaries (the "Partnership"). All material intercompany balances and transactions have been eliminated.

The Partnership conducts business throughout the United States with its customers, various brokers and dealers, clearing organizations, depositories and banks. The Partnership's principal operating subsidiary is Edward D. Jones & Co., L.P. (EDJ), a registered broker/dealer.

Cash and Cash Equivalents. The Partnership considers all short-term investments with original maturities of three months or less, which are not held for sale to customers, to be cash equivalents.

Securities Transactions. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. These transactions (and related revenue and expense) are recorded on a settlement date basis, generally representing the fifth business day following the transaction date, which is not materially different than a trade date basis. They may expose the Partnership to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

Securities Owned. Securities owned are valued at current market prices. Unrealized gains or losses are reflected in revenues as "principal transactions."

Office Equipment, Property and Improvements. Office equipment is depreciated using straight-line and accelerated methods over estimated useful lives of five to eight years. Buildings are depreciated using the straight-line method over estimated useful lives approximating thirty to forty years. Amortization of property improvements is computed based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Segregated Cash Equivalents and Securities Owned. Rule 15c3-3 of the Securities and Exchange Commission requires deposits of cash or securities to a special reserve bank account for the benefit of customers if total customer related credits exceed total customer related debits, as defined. No deposits of cash or securities were required as of December 31, 1993 or 1992.

Income Taxes. Income taxes have not been provided for in the consolidated financial statements since the Partnership is organized as a partnership, and each partner is liable for its own tax payments.

Reclassifications. Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 financial statement presentation.

Fiscal Year End Change. The Partnership changed its year end from the last Friday in September to December 31, effective December 31, 1992, for various reporting purposes. The 1991 amounts have been restated on a calendar year basis.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Accounts receivable from and payable to customers include margin balances and amounts due on uncompleted transactions. Values of securities owned by customers and held as collateral for these receivables are not reflected in the financial statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request.

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS OR DEALERS AND
CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers or dealers and clearing organizations are as follows:

(Amounts in thousands)                             1993         1992

Securities failed to deliver                 $    7,030   $    2,485
Deposits paid for securities borrowed            22,048        9,255
Deposits with clearing organizations              2,446        1,971
Other                                             1,026          169
                                             __________   __________
Total receivable from brokers or dealers
and clearing organizations                   $   32,550   $   13,880
                                             ==========   ==========

Securities failed to receive                 $    6,580   $   10,434
Deposits received for securities loaned           1,239        3,481
Other                                               273            -
                                             __________   __________
Total payable to brokers or dealers and
  clearing organizations                     $    8,092   $   13,915
                                             ==========   ==========


"Fails" represent the contract value of securities which have not been received or delivered by settlement date.

NOTE 4 - SECURITIES OWNED

Security positions are summarized as follows (at market value):



                                      1993                 1992
                              ____________________ ___________________

                                        Securities         Securities
                                        Sold but            Sold but
                              Securities not yet  Securities not yet
                                 Owned  Purchased    Owned  Purchased

Inventory Securities:
  Certificates of deposit     $  3,691  $     49  $  2,498  $     86
  U.S. government and agency
     obligations                 4,123    15,070     5,702     7,299
  State and municipal
     obligations                34,306       839    45,708       284
  Corporate bonds and notes     10,045       818    11,108       566
  Corporate stocks               8,206       990     2,857     1,353
                              _________ _________ _________ _________
                              $ 60,371  $ 17,766  $ 67,873  $  9,588
                              ========  ========  ========  ========
Investment Securities:
  U.S. government and agency
     obligations              $ 73,575            $ 78,797
                              ========            ========

NOTE 5 - BANK LOANS

The Partnership borrows from banks primarily to finance customer margin balances and firm trading securities. Interest is at a fluctuating rate (weighted average rate of 4.17%, 4.35% and 4.97%at December 31, 1993, 1992 and 1991, respectively) based on short-term lending rates.

The average of the aggregate short-term bank loans outstanding was $99,100,000, $57,794,000, and $23,257,000 and the average interest rate (computed on the basis of the average aggregate loans outstanding) was 4.04%, 4.40%, and 6.35% for the years ended December 31, 1993, 1992 and 1991, respectively. The highest month-end borrowing was $154,500,000, $142,000,000 and $96,200,000 during the years ended December 31, 1993, 1992 and 1991, respectively.

Short-term bank loans outstanding at December 31, 1993, 1992 and 1991, consist of $139,261,000, $109,000,000 and $73,000,000 of loans collateralized by securities owned by the Partnership and customers' margin securities with a market value of $363,740,000, $197,514,000 and $140,000,000, respectively. At December 31, 1992, the Partnership had a $14,000,000 short term loan secured by property with a carrying value of $16,198,000.

Cash paid during the year for interest on bank loans, capital notes and other liabilities was $14,059,000, $10,956,000, and $8,956,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

NOTE 6 - LONG-TERM DEBT

Long-term debt is comprised of the following:

(Amounts in thousands)                             1993         1992

Note payable, secured by property, interest at
 9.0% per annum, interest due in monthly
installments, principal due on June 1, 1994. $    9,600   $    9,600

Note payable, secured by property, interest at
9.875% per annum, principal and interest due
in monthly installments of $141,907 with a
final installment of $6,840,192 due on
August 5, 2001.                                  12,282       12,747

Note payable, secured by property, interest at
8.5% per annum, principal and interest due
in monthly installments of $115,215 through
April 5, 2008.                                   11,435            -

Note payable, secured by property, interest
at prime rate per annum, interest due in
monthly installments.                                 -        1,500
                                             __________   __________
                                             $   33,317   $   23,847
                                             ==========   ==========

Required annual principal payments, as of December 31, 1993, are as follows:
                                     Principal Payment
                    Year           (Amounts in thousands)
                    _____          ___________________

                    1994                $   10,540
                    1995                     1,031
                    1996                     1,130
                    1997                     1,239
                    1998                     1,359
                    Thereafter              18,018
                                        __________
                                        $   33,317
                                        ==========

The Partnership has land and buildings with a carrying value of $45,971,000 at December 31, 1993, which are subject to security agreements that collateralize various real estate related notes payable. The Partnership has estimated the fair value of the long-term debt to be approximately $36,493,000 and $25,368,000 as of December 31, 1993 and 1992, respectively.

Subsequent to December 31, 1993, the Partnership arranged to refinance its long-term debt. After the refinancing is complete, the Partnership will have a $21,759,000 8.72% note due in monthly installments of approximately $290,000 through May 5, 2003, and a $14,900,000 8.23% note due in monthly installments of $150,000 through April 5, 2008. These notes replace all long-term debt which existed as of December 31, 1993, and will have the same underlying collateral.

NOTE 7 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

(Amounts in thousands)                             1993         1992

Capital notes, 10.6%, due in annual
installments of $7,000,000 commencing on
March 15, 1994, with a final installment on
March 15, 1997                               $   28,000   $   28,000

Capital notes, 9.375%, due in annual
installments of $5,000,000 commencing on
July 1, 1993, with a final installment on
April 1, 1996                                    15,000       20,000

Capital notes, 8.96%, due in annual
installments of $6,000,000 commencing on
May 1, 1998, with a final installment on
May 1, 2002                                      30,000       30,000
                                             __________   __________

                                             $   73,000   $   78,000
                                             ==========   ==========

The capital note agreements contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1993, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $65,000,000 and Net Capital as computed in accordance with the uniform Net Capital rule of 7.5% of aggregate debit items (See Note 9).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $76,726,000 and $81,300,000 as of December 31, 1993 and 1992, respectively. Subsequent to year end the Partnership intends to exercise its right to repay $17,000,000 of the capital notes prior to maturity.

NOTE 8 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 64,280 and 40,710 $1,000 units at December 31, 1993 and 1992, respectively, is held by current and former employees and general partners. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $ 3,781,000, $3,090,000, and $3,198,000 for the years ended December
31, 1993, 1992 and 1991, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 17,290 and 12,858 $1,000 units at December 31, 1993 and 1992, respectively, is held by current and former general partners. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Included in partnership capital at December 31, 1993 and 1992, are undistributed profits of $17,964,000 and $18,438,000, respectively, that will be withdrawn by the partners.

NOTE 9 - NET CAPITAL REQUIREMENTS

As a result of its activities as a broker/dealer, EDJ, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $150,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1993, EDJ's Net Capital of $89,790,000 was 20% of aggregate debit items and its Net Capital in excess of the minimum required was $80,681,000. Net Capital as a percentage of aggregate debits after anticipated capital withdrawals was 17%. Net Capital and the related capital percentage may fluctuate on a daily basis. EDJ's Net Capital excludes $19,782,000 of undistributed profits which will be withdrawn by the partners and $27,254,000 of cash capital contributions that were pending New York Stock Exchange approval.

Subsequent to December 31, 1993, EDJ received approval from the New York Stock Exchange to add $27,254,000 of cash capital contributions that were made during 1993 as allowable Net Capital. EDJ also received permission to prepay in advance of its scheduled maturity $17,000,000 of subordinated debt. The effect of these approvals would have been to increase Net Capital to $117,044,000 and excess Net Capital to $107,935,000 as of December 31, 1993. The percentage of Net Capital to aggregate debits and the percentage of Net Capital to aggregate debits after anticipated capital withdrawals, would have been 26% and 19%, respectively. Net Capital in excess of 5% of aggregate debit items would have been $94,272,000.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. However, participants may contribute on a voluntary basis. Approximately $16,716,000, $15,625,000, and $10,347,000 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1993, 1992 and 1991, respectively. No post retirement benefits are provided.

NOTE 11 - COMMITMENTS

Branch office facilities, computer system equipment and branch satellite equipment are rented under various operating leases.
Additionally, branch offices are leased on a three to five year basis, and are cancellable at the option of the Partnership. The
Partnership's computer system equipment and branch satellite equipment lease commitments are $10,823,000 in 1994, $5,321,000 in 1995,
$3,661,000 in 1996, and $2,770,000 in 1997 and $1,221,000 in 1998 and
thereafter.

Rent expense was $28,385,000, $24,837,000, and $24,703,000 for the
years ended December 31, 1993, 1992 and 1991, respectively.

NOTE 12 - CONTINGENCIES

Various legal actions, primarily relating to the distribution of securities, are pending against the Partnership. Certain cases are class actions (or purported class actions) claiming substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions will not have a material adverse impact on the Partnership's financial condition.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, a Limited Partnership, being organized as a partnership, does not have individuals associated with it designated as officers or directors. Presently, the Partnership is comprised of 111 general partners, 2,000 limited partners and 54 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering its business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 111 general partners.

The Executive Committee of the Partnership is comprised of John W. Bachmann, James W. Harrod, Douglas E. Hill, Charles R. Larimore, Richie L. Malone, Darryl L. Pope, Ray L. Robbins, Jr., Edward Soule and James D. Weddle. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the managing partner.

None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.

No general partner is or has been individually, nor in association with any prior business, the subject of any action under any insolvency law or criminal proceeding or has ever been enjoined temporarily or permanently from engaging in any business or business practice.

A listing of the names, ages, dates of becoming a general partner and area of responsibility for each general partner follows:


                                 BECAME
NAME                       AGE   G.P.    AREA OF RESPONSIBILITY

Warren K. Akerson          51    1974    Sales
Allan J. Anderson          51    1992    Sales Management
John W. Bachmann           55    1970    Managing Partner
Thomas M. Bartow           44    1989    Sales Training
James D. Bashor            39    1990    Regional Sales Leader
Robert J. Beck             39    1983    Municipal Trading
John D. Beuerlein          40    1979    Sales Management
John S. Borota             53    1978    Sales Hiring
William H. Broderick, III  41    1986    Syndicate
Morton L. Brown            47    1978    Managed Investments
Alan J. Bubalo             40    1984    Regional Sales Leader
Spencer B. Burke           45    1987    Investment Banking
Daniel A. Burkhardt        46    1979    Investment Banking
Jack L. Cahill             44    1980    Sales Management
Brett A. Campbell          35    1993    Marketing
Donald H. Carter           50    1994    Regional Sales Leader
John J. Caruso             47    1988    Data Processing
Guy R. Cascella            36    1992    Regional Sales Leader
Craig E. Christell         37    1994    Regional Sales Leader
Richard A. Christensen, Jr.46    1978    Mutual Funds Processing
Robert J. Ciapciak         38    1988    Market Research
David W. Clapp             44    1978    Sales Management
Stephen P. Clement         44    1990    Video Communications
Loyola A. Cronin           36    1987    Branch Staff Training
Harry J. Daily, Jr.        47    1985    Regional Sales Leader
A. Randal Dickinson        42    1984    Regional Sales Leader
Terry A. Doyle             44    1992    Regional Sales Leader
William T. Dwyer, Jr.      38    1994    Regional Sales Leader
Abe W. Dye                 49    1984    Sales Management
Allen R. Eaker             47    1989    Regional Sales Leader
Norman L. Eaker            37    1984    Securities Processing
Kevin Eberle               43    1993    Regional Sales Leader
Michael J. Esser           45    1983    Advanced Sales Training
Kevin N. Flatt             45    1989    Fixed Income/Equity Trading
John A. Fowler             46    1979    Customer Tax Support
Steve Fraser               38    1993    Securities Processing
Chris A. Gilkison          40    1994    Branch Locations
Barbara G. Gilman          55    1988    Trust Marketing
Steven L. Goldberg         35    1987    Central Services
James R. Gonso             38    1986    Regional Sales Leader
Ronald Gorgen              44    1993    Field Services
Robert L. Gregory          51    1974    Sales Hiring
Patricia F. Hannum         33    1988    Financial Services
Stephen P. Harrison        45    1990    Regional Sales Leader
James W. Harrod            58    1974    Sales Training
David L. Hayes             38    1994    Regional Sales Leader
Randy K. Haynes            38    1994    Operations
John M. Hess               46    1992    Regional Sales Leader
Mary Beth Heying           36    1994    Communications
Douglas E. Hill            49    1974    Product Management
Stephen M. Hull            49    1994    Regional Sales Leader
Earl H. Hull, Jr.          48    1990    Regional Sales Leader
Glennon D. Hunn            51    1984    Data Processing
Gary R. Hunziker           53    1994    Regional Sales Leader
Paul C. Husted             40    1990    Regional Sales Leader
Thomas G. Iorio            33    1994    Regional Sales Leader
Mellany F. Isom            40    1984    Sales Hiring
Myles P. Kelly             40    1989    Accounting
Loren G. Kolpin            48    1985    Regional Sales Leader
Charles R. Larimore        53    1981    Branch Administration
Ronald E. Lemonds          57    1972    Equity Marketing
Michele Liebman            37    1994    Data Processing
Steven F. Litchfield       38    1983    Regional Sales Leader
Richie L. Malone           45    1979    Data Processing
Richard G. McCarty         54    1990    Regional Sales Leader
James A. McKenzie          49    1977    Regional Sales Leader
Thomas Migneron            33    1993    Internal Audit
Richard G. Miller, Jr.     38    1991    Regional Sales Leader
Thomas W. Miltenberger     46    1985    Mutual Funds Marketing
Merry L. Mosbacher         35    1986    Investment Banking
Joseph M. Mott, III        36    1989    Insurance/Annuities Marketing
William D. Murphy          53    1980    Regional Sales Leader
Matt B. Myre               37    1988    Regional Sales Leader
Rodger W. Naugle           52    1992    Regional Sales Leader
Steven Novik               44    1983    Accounting
Cynthia Paquette           33    1993    Data Processing
Robert K. Pearce           44    1989    Human Resources
Darryl L. Pope             54    1971    Operations
Gary D. Reamey             38    1984    Canada Division
James L. Regnier           36    1994    Sales Training
Ray L. Robbins, Jr.        49    1975    Research
Stephen T. Roberts         41    1981    Compliance
Wann V. Robinson           43    1992    Regional Sales Leader
Douglas Rosen              33    1993    Regional Sales Leader
Harry John Sauer, III      36    1988    Dividend Processing
Philip R. Schwab           45    1978    Syndicate
Darrell G. Seibel          59    1985    Regional Sales Leader
Robert D. Seibel           59    1974    Regional Sales Leader
Festus W. Shaughnessy, III 38    1988    Sales Training
Connie M. Silverstein      38    1988    Sales Hiring
Alan F. Skrainka           32    1989    Research
John S. Sloop              45    1990    Sales Management
Ronald H. Smith            54    1984    Regional Sales Leader
Lawrence R. Sobol          43    1977    General Counsel
Edward Soule               41    1986    Accounting
Lawrence E. Thomas         38    1983    Government Bond Trading
Terry R. Tucker            39    1988    Data Processing
Richard G. Unnerstall      38    1989    Data Processing
Robert Virgil, Jr.         59    1994    Headquarters Administration
JoAnn Von Bergen           44    1986    Cash Processing
John R. Wagner             46    1987    Regional Sales Leader
Donald E. Walter           48    1983    Compliance Director
Bradley T. Wastler         41    1989    Sales Management
James D. Weddle            40    1984    Sales Management
Vicki Westall              34    1993    Product Review
Thomas J. Westphal         35    1989    Customer Statements
Heidi Whitfield            33    1993    Product Review
Robert D. Williams         32    1994    Regional Sales Leader
A. Thomas Woodward         47    1985    Sales Management
Price P. Woodward          31    1993    Regional Sales Leader
Alan T. Wright             47    1994    Investment Banking

Except as indicated below, each of the General Partners has been a general partner of the Partnership for more than the preceding five years.

Allan J. Anderson, joined the Partnership in 1984 as a registered representative and became a general partner in 1992.

James D. Bashor, joined the Partnership in 1983 as a registered representative and became a general partner in 1990.

Brett A. Campbell, joined the Partnership in 1984 as a registered representative and became a general partner in January 1993.

Donald H. Carter, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Guy Cascella, joined the Partnership in 1983 as a registered representative and became a general partner in 1992.

Stephen P. Clement, joined the Partnership in 1987 as Video manager and became a general partner in 1990. Prior to this, he was a news director for an ABC affiliate television station.

Craig E. Christell, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Terry Doyle, joined the Partnership in 1981 as a registered representative and became a general partner in 1992.

William T. Dwyer, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Kevin Eberle, joined the Partnership in 1985 as a registered representative and became a general partner in 1993.

Steve Fraser, joined the Partnership in 1985 in the Operations
Department and became a general partner in January, 1993. Prior to this, he was employed by Automated Data Processing Inc.

Chris A. Gilkison, joined the Partnership in 1987 as a registered representative and became a general partner in January 1994.

Ron Gorgen, joined the Partnership in 1980 as a registered representative and became a general partner in January 1993.

David L. Hayes, joined the Partnership in 1977 active in hiring and training and became a general partner in January 1994.

Stephen P. Harrison, joined the Partnership in 1978 as a registered representative and became a general partner in 1990.

Randy K. Haynes, joined the Partnership in 1984 as a registered representative and became a general partner in January 1994.

John Hess, joined the Partnership in 1982 as a registered representative and became a general partner in 1992.

Mary Beth Heying, joined the Partnership in 1984 in the Communications Department and became a general partner in January 1994.

Earl H. Hull, Jr., joined the Partnership in 1975 as a registered representative and became a general partner in 1990.

Steven M. Hull, joined the Partnership in 1973 as a registered representative and became a general partner in 1994.

Gary R. Hunziker, joined the Partnership in 1986 as a registered representative and became a general partner in January 1994.

Paul C. Husted, joined the Partnership in 1982 as a registered representative and became a general partner in 1990.

Thomas G. Iorio, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Michele M. Liebman, joined the Partnership in 1985 in the Data
Processing Department and became a general partner in January 1994.

Richard G. McCarty, joined the Partnership in 1980 as a registered representative and became a general partner in 1990.

Thomas Migneron, joined the Partnership in 1985 as an internal auditor and became a general partner in January, 1993.

Richard G. Miller, Jr., joined the Partnership in 1981 as a registered representative and became a general partner in 1991.

Rodger Naugle, joined the Partnership in 1981 as a registered representative and became a general partner in 1992.

Cynthia Paquette, joined the Partnership in 1985 in the Data
Processing Department and became a general partner in January 1993.

James L. Regnier, joined the Partnership in 1983 as a registered representative and became a general partner in January 1994.

Wann V. Robinson, joined the Partnership in 1985 as a registered representative and became a general partner in 1992.

Douglas Rosen, joined the Partnership in 1982 as a registered representative and became a general partner in January 1993.

John S. Sloop, joined the Partnership in 1983 as a registered representative and became a general partner in 1990.

Robert Virgil, Jr., joined the Partnership in 1993 as a general partner. Prior to this, he served as dean of the John M. Olin School of Business at Washington University.

Vicki Westall, joined the Partnership in 1984 in the Product Review Department and became a general partner in January, 1993. Prior to this, she was an accountant with Peat, Marwick, Mitchell & Co.

Heidi Whitfield, joined the Partnership in 1982 as an equity analyst and became a general partner in January 1993.

Robert D. Williams, joined the Partnership in 1986 as a registered representative and became a general partner in 1994.

Price P. Woodward, joined the Partnership in 1984 as a registered representative and became a general partner in January 1993.

Alan T. Wright, joined the Partnership in 1985 in Investment Banking Department and became a general partner in January 1994.

Daniel A. Burkhardt is a director of Essex County Gas Company, Amsebury, Massachusetts; Galaxy Cablevision Management, Inc., Sikeston, Missouri; Dial Reit, Omaha, Nebraska; Met Life Farm & Ranch Properties, Kansas City, Missouri; Southeastern MI Gas Enterprises, Port Huron, Michigan; and Community Investment Partners, L.P. John C. Heisler, Philip R. Schwab and John D. Beuerlein are directors of Cornerstone Mortgage Investment Group, Inc. and Cornerstone Mortgage Investment Group II, Inc. Ray L. Robbins, Jr. is a director of Community Investment Partners, L.P. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri; Angelica Corp., St. Louis, Missouri; and Allied Healthcare Products, Inc., St. Louis, Missouri.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Partnership during the three most recent years to the five general partners receiving the greatest compensation (including respective shares of profit participation).

                                         Returns to General
                                           Partner Capital
                                        _____________________
                           (1)     (2) (3) & (4)
                                                    General
                                      Net income    Partner
                              Deferred allocated   invested      Total
                               Compen-to General Capital at    (1) (2)
                Year  Salaries  sation  Partners   12/31/93        (3)

John W. Bachmann1993   120,000  10,707 2,350,562  3,213,597  2,481,269
                1992   120,000  11,306 2,298,834  3,408,360  2,430,140
                1991   120,000  10,111 1,556,853  2,752,555  1,686,964

Douglas E. Hill 1993   118,000  10,707 1,994,416  2,726,688  2,123,123
                1992   118,000  11,306 1,948,536  2,888,991  2,077,842
                1991   115,000  10,111 1,318,416  2,330,993  1,443,527

Ron Larimore    1993   118,000  10,707 1,994,416  2,726,688  2,123,123
                1992   118,000  11,306 1,992,323  2,953,912  2,121,629
                1991   115,000  10,111 1,346,468  2,380,588  1,471,579

Richie L. Malone1993   118,000  10,707 1,899,444  2,596,846  2,028,151
                1992   118,000  11,306 1,810,493  2,596,846  1,939,799
                1991   115,000  10,111 1,122,057  1,983,823  1,247,168

Darryl W. Pope  1993   118,000  10,707 1,994,416  2,726,688  2,123,123
                1992   118,000  11,306 1,926,642  2,856,530  2,055,948
                1991   115,000  10,111 1,304,391  2,306,195  1,429,502

(1) Each non-selling general partner receives a salary presently ranging from $78,000 - $120,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the five individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.

(2) Each general partner is a participant in the Partnership's profit sharing plan which covers all eligible employees. Contributions to the plan, which are within the discretion of the Partnership, are made annually and have historically been determined based on approximately twenty-four percent of the Partnership's net income. Allocation of the Partnership's contribution among participants is determined by each participant's relative level of eligible earnings, including in the case of general partners, their profit participation.

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. These interests in the Partnership held by each general partner currently range from 1/10 of 1% to 4.95% in 1993. (1/10 of 1% to 5.25% in 1992 and 1/10 of 1% to
5.55% in 1991).    At the discretion of the Managing Partner, the
partnership agreement provides that, generally, the first five percent of net income allocable to general partners be distributed on the basis of individual merit as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. In 1993, 6% of net income was distributed on the basis of individual merit.

(4) Net income allocable to general partners is the amount remaining after payment of interest and earnings on capital invested to limited partners and subordinated limited partners.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Being organized as a limited partnership, management is vested in the general partners thereof and there are no other outstanding "voting" or "equity" securities. It is the opinion of the Partnership that the general partnership interests are not securities within the meaning of federal and state securities laws primarily because each of the general partners participates in the management and conduct of the business.

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 82 of the general partners also own limited partnership interests and 37 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 25, 1994:

                                   Name of     Amount of
                                Beneficial    Beneficial  Percent of
Title of Class                       Owner     Ownership       Class

Limited Partnership            All General
Interests                      Partners as
                                   a Group   $ 5,448,000          8%

Subordinated                   All General
Limited Partnership            Partners as
Interests                          a Group   $13,715,000         64%



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. The Partnership also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to partners or employees and members of their immediate families, as principal. Such purchases and sales of securities on a principal basis are effected on substantially the same terms as similar transactions with unaffiliated third parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


                                 INDEX

(a)  (1)  The following financial statements are included in Part II,
          Item 8:

                                                             Page No.

     Report of Independent Public Accountants

     Consolidated Statements of Financial Condition as of
     December 31, 1993 and 1992

     Consolidated Statements of Income for the years ended
     December 31, 1993, 1992 and 1991

     Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

     Consolidated Statements of Changes in Partnership Capital for the years ended December 31, 1993, 1992 and 1991

     Notes to Consolidated Financial Statements

          All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)  Report on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 1993.

(c)  Exhibits

          Reference is made to the Exhibit Index hereinafter contained.

            EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

              FOR THE YEAR ENDED DECEMBER 31, 1993


Exhibit Number   Page    Description

  3.1            *       Amended and Restated Agreement and Certificate
                         of Limited Partnership of Registrant dated
                         October 1, 1993.

  3.2            *       Form of Limited Partnership Agreement of
                         Edward D. Jones & Co., L.P., dated November 1,
                         1993

  10.1           *       Form of Cash Subordination Agreement between
                         the Registrant and Edward D. Jones & Co., incorporated herein by reference to Exhibit
                         10.1 to the Company's registration statement of Form S-1 (Reg. No. 33-14955).

  10.2(a)        *       Note Purchase Agreement between Tempus
                         Corporation and Edward D. Jones & Co. dated as of April 15, 1986, incorporated herein by reference to Exhibit 10(a) to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March 28, 1986.

  10.2(b)        *       Note Purchase Agreement between Tempus
                         Corporation and Edward D. Jones & Co., L.P.
                         dated as of March 15, 1988, incorporated herein by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March 25, 1988.

  10.3           *       Complaint for Permanent Injunction and Other
                         Equitable Relief and Final Judgment of
                         Permanent Injunction in re: SEC v. Edward D.
                         Jones & Co. (U.S. Dist. Ct. for Dist. of Columbia;
                         Civil Action No. 85-3078), incorporated herein by reference to Exhibit 10(i) to the Company's current report on Form 8-K dated September 24, 1985.

  10.4           *       Volume Discount Agreement dated May 27, 1987,
                         between Digital Equipment Corporation and
                         Edward D. Jones & Co., incorporated herein by reference to Exhibit 10.13(c) to the Company's registration statement on Form S-1
                         (Reg. No. 33-14955).

  10.5           *       Master Lease Agreement dated as of May 29,
                         1987, between Digital Equipment Corporation and Edward D. Jones & Co., incorporated herein by reference to Exhibit 10.13(b) to the Company's registration statement on Form S-1
                         (Reg. No. 33-14955).

  10.6           *       Master Lease Agreement dated as of October 17,
                         1988, between Edward D. Jones & Co., L.P., and
                         BancBoston Leasing, incorporated herein
                         by reference to Exhibit 10.1 to the Company's
                         Annual Report on Form 10-K for the year ended
                         September 30, 1988.

  10.7           *       Satellite Communications Agreement dated as
                         of September 12, 1988, between Hughes
                         Network Systems and Edward D. Jones & Co., L.P., incorporated herein by reference to Exhibit
                         10.1 to the Company's Annual Report on Form
                         10-K for the year ended September 30, 1988.

  10.8           *       Agreements of Lease between EDJ Leasing
                         Company and Edward D. Jones & Co., L.P., dated August 1, 1991, incorporated herein by reference to Exhibit 10.18 to the Company's
                         Annual Report or Form 10-K for the year ended
                         September 27, 1991.

  10.9           *       Loan Agreement between EDJ Leasing Co., L.P.
                         and Nationwide Insurance Company dated August
                         2, 1991, incorporated herein by reference to
                         Exhibit 10.19 to the Company's Annual Report or Form 10-K for the year ended September 27, 1991.

  10.10          *       Edward D. Jones & Co., L.P. Note Purchase
                         Agreement dated as of May 8, 1992,
                         incorporated herein by reference to Exhibit
                         10.1 to the Company's Quarterly Report on Form
                         10-Q for the quarter ended June 26, 1992.

  10.11          *       Purchase and Sale Agreement by and between
                         EDJ Leasing Co., L.P. and the Resolution
                         Trust Corporation incorporated herein by reference to Exhibit 10.21 to the Company's Annual
                         Report or Form 10-K for the year ended
                         December 31, 1992.

  10.12 Master Lease Agreement between EDJ Leasing Company and Edward D. Jones & Co., L.P., dated March 9, 1993, and First Amendment to Lease dated March 9, 1994.

  10.13                  Purchase Agreement by and between Edward D.
                         Jones & Co., L.P. and Genicom Corporation dated November 25, 1992.

  10.14 Mortgage Note and Deed of Trust and Security Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated March 9, 1993.

  10.15 Mortgage Note and Amendment to Deed of Trust between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated March 9, 1994.

  24.1                   Consent of Independent Public Accountants

  25             *       Delegation of Power of Attorney to Managing
                         Partner contained within Exhibit 3.1.

________________________________________________________________________

* - Incorporated by reference.

                             SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


(Registrant)   THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                ___________________________________________________


By (Signature and Title)         /s/ John W. Bachmann
                                 __________________________________
                                 John W. Bachmann, Managing Partner


Date                             March 28, 1994
                                 __________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

(Registrant)   THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                ___________________________________________________


By (Signature and Title)         /s/ John W. Bachmann
                                 __________________________________
                                 John W. Bachmann, Managing Partner


Date                             March 28, 1994
                                 __________________________________


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

There have been no annual reports sent to security holders covering the registrant's last fiscal year nor have there been any proxy statements, form of proxy or other proxy soliciting material sent to any of registrant's security holders.