Form 10-Q
period 1994-03-25
JONES FINANCIAL COMPANIES L P
filed 1994-05-06
CIK 815917

                                FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarterly period ended March 25, 1994
                 Commission file number   0-16633


          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
______________________________________________________________________

         (Exact name of registrant as specified in its charter)


             MISSOURI                           43-1450818
______________________________________________________________________

     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)             Identification No.)

     201 Progress Parkway
     Maryland Heights, Missouri                   63043
______________________________________________________________________

     (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code     (314) 851-2000

                                                _____________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days.                 YES      X               NO
                             ____                   ____



               As of the filing date, there are no voting securities held by non-affiliates of the Registrant.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                                    INDEX


                                                                Page
                                                               Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Financial Condition             3
          Consolidated Statement of Income                          5
          Consolidated Statement of Cash Flows                      6
          Consolidated Statement of Changes in Partnership Capital  7
          Notes to Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9



Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        12

          Signatures                                               13

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                 ASSETS


                                              March 25, December 31,
(Amounts in thousands)                             1994         1993

Cash and cash equivalents                    $   31,780   $   28,798

Receivable from:
  Customers                                     472,977      464,760
  Brokers or dealers and clearing
  organization deposits                          26,604       32,550

Securities owned, at market value:
  Trading securities                             55,612       60,371
  Investment securities                          66,590       73,575

Office equipment, property and improvements,
  at cost, net of accumulated depreciation
  and amortization of $81,895 in 1994 and
  $73,920 in 1993                               114,227      102,434

Other assets                                     36,411       37,990
                                             __________   __________

                                             $  804,201   $  800,478


The accompanying notes are an integral part of these financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

               LIABILITIES AND PARTNERSHIP CAPITAL


                                              March 25, December 31,
(Amounts in thousands)                             1994         1993

Bank loans                                   $  195,814   $  139,261

Payable to:
  Customers                                     212,039      242,584
  Brokers or dealers and clearing
  organizations                                  11,690        8,092

Securities sold but not yet purchased,
  at market value                                16,974       17,766

Accounts payable and accrued expenses            37,768       37,419

Accrued compensation and employee benefits       53,906       69,264

Long-term debt                                   36,659       33,317
                                             __________   __________

                                                564,850      547,703

Liabilities subordinated to claims
  of general creditors                           59,000       73,000

Partnership capital                             180,351      179,775
                                             __________   __________

                                             $  804,201   $  800,478


The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
                                                Three Months Ended
(Amounts in thousands,                        March 25,    March 26,
except per unit information)                       1994         1993

Revenues:
  Commissions                                $  112,718   $   98,113
  Principal transactions                         23,103       24,896
  Investment banking                              8,432       10,530
  Interest and dividends                          9,065        7,838
  Other                                           8,095        5,447
                                             __________   __________
                                                161,413      146,824
                                             __________   __________
Expenses:
  Employee and partner compensation
    and benefits                                 96,607       88,649
  Occupancy and equipment                        17,028       14,029
  Communications and data processing             10,122        7,636
  Interest                                        5,335        4,287
  Payroll and other taxes                         6,519        5,727
  Floor brokerage and clearance fees              1,385        1,595
  Other operating expenses                       10,682        8,734
                                             __________   __________
                                                147,678      130,657
                                             __________   __________
Net income                                   $   13,735   $   16,167
                                              =========    =========
Net income allocated to:
  Limited partners                           $    2,077   $    1,919
  Subordinated limited partners                   1,360        1,602
  General partners                               10,298       12,646
                                             __________   __________
                                             $   13,735   $   16,167
                                              =========    =========
Net income per weighted average $1,000
equivalent partnership unit outstanding:
  Limited partners                           $    32.52   $    47.35
                                              =========    =========
  Subordinated limited partners              $    63.36   $    95.61
                                              =========    =========
Weighted average $1,000 equivalent
partnership units outstanding:
  Limited partners                           $   63,584   $   40,529
                                              =========    =========
  Subordinated limited partners              $   21,469   $   16,758
                                              =========    =========

The accompanying notes are an integral part of these financial statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                Three Months Ended
                                              March 25,    March 26,
(Amounts in thousands)                             1994         1993

Cash Flows (Used) Provided by
Operating Activities:
  Net income                                 $   13,735   $   16,167
  Adjustments to reconcile net income to net
  cash (used) provided by operating activities:
  Depreciation and amortization                   4,862        4,076
  Increase in net receivable from/payable
  to customers                                 (38,762)      (2,351)
  Decrease (increase) in net receivable from/
  payable to brokers and dealers                  9,544        (366)
  Decrease in securities owned, net              10,952       10,856
  Decrease in accounts payable, accrued
  expenses and accrued compensation            (15,009)     (11,799)
  Other, net                                      1,579        2,227
                                             __________   __________
  Net cash (used) provided by operating
  activities                                   (13,099)       18,810
                                             __________   __________
Cash Flows (Used) by Investing Activities:
  Purchase of equipment, property and
  improvements                                 (16,655)      (5,529)
                                             __________   __________
Cash Flows Provided (Used) by Financing
Activities:
  Issuance (repayment) of bank loans             56,553     (16,466)
  Issuance of long-term debt                      3,569       11,700
  Repayment of long-term debt                     (227)        (611)
  Repayment of subordinated debt               (14,000)            -
  Issuance of partnership interests               4,436        3,900
  Redemption of partnership interests             (813)        (235)
  Withdrawals and distributions from
  partnership capital                          (16,782)     (17,702)
                                             __________   __________
  Net cash provided (used) by financing
  activities                                     32,736     (19,414)
                                             __________   __________
  Net increase (decrease) in cash and cash
  equivalents                                     2,982      (6,133)

Cash and Cash Equivalents, beginning of period   28,798       37,730
                                             __________   __________
Cash and Cash Equivalents, end of period     $   31,780   $   31,597

Interest payments for the periods were $2,877 and $3,923.


The accompanying notes are an integral part of these financial statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

        THREE MONTHS ENDED MARCH 25, 1994, AND MARCH 26, 1993
                              (Unaudited)


                                       Subordinated
                             Limited     limited    General
                           partnership partnership partnership
(Amounts in thousands)         capital   capital    capital    Total

Balance, December 31, 1992    $ 47,328  $ 14,716  $ 75,252  $137,296

Issuance of partnership
interests                            -     3,900         -     3,900

Redemption of partnership
interests                        (235)         -         -     (235)

Net income                       1,919     1,602    12,646    16,167

Withdrawals and distributions  (6,618)   (1,758)   (9,326)  (17,702)
                              ________  ________  ________  ________

Balance, March 26, 1993       $ 42,394  $ 18,460  $ 78,572  $139,426



Balance, December 31, 1993    $ 71,222  $ 19,163  $ 89,390  $179,775

Issuance of partnership
interests                            -     4,349         -     4,349

Redemption of partnership
interests                        (526)     (200)         -     (726)

Net income                       2,077     1,360    10,298    13,735

Withdrawals and distributions  (6,941)   (1,812)   (8,029)  (16,782)
                              ________  ________  ________   _______

Balance, March 25, 1994       $ 65,832  $ 22,860  $ 91,659  $180,351



The accompanying notes are an integral part of these financial statements.

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, A Limited Partnership and all wholly owned subsidiaries (The "Partnership"), including the Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ"), a registered broker/dealer.
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.
     Certain 1993 amounts have been reclassified to conform to 1994 financial statement presentation.
     The results of operations for the three months ended March 25, 1994, are not necessarily indicative of the results to be expected for the full year.

NET CAPITAL REQUIREMENTS
     As a result of its activities as a registered broker/dealer, EDJ is subject to the Net Capital requirements of the Securities and Exchange Commission and the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ is required to maintain minimum Net Capital of 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that EDJ may not expand its business nor may partnership capital be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. At March 25, 1994, EDJ's Net Capital of $100.8 million was 22% of aggregate debit items and its Net Capital in excess of the minimum required was $91.6 million.
     EDJ received permission from the New York Stock Exchange to prepay in advance of its scheduled maturity $17,000,000 of subordinated debt. During March 1994, $7,000,000 was prepaid.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS
                QUARTER ENDED MARCH 25, 1994, VERSUS
                  QUARTER ENDED MARCH 26, 1993

     Total revenues increased 10% ($14.6 million) to $161.4 million compared to the quarter ended March 26, 1993. Expenses increased 13% ($17.0 million) to $147.7 million. As a result, net income decreased by $2.4 million to $13.7 million. These results were significantly influenced by the Partnership's strategy of expanding its investment representatives. The number of investment representatives increased 24% (551) to 2,856, and the number of branches increased to 2,784, a 26% increase over last year. The majority of new investment representatives hired by the Partnership are beginners in the industry. Successful investment representatives generally achieve profitability after about 30 months. In the interim, the Partnership incurs significant training, salary and support costs. Additionally, the Partnership made significant increases in home office overhead to support the increased salesforce.
     Commission revenues increased 15% ($14.6 million). Mutual fund commissions rose 10% ($5.9 million) and were a major contributor to the increase. Insurance commission revenue increased 76%, with variable annuity revenues increasing 104% ($7.3 million) and fixed annuity revenues increased 5%. Listed and over-the-counter (O-T-C) agency equity commission revenues decreased 6% ($1.4 million). With interest rates rising slightly from their lowest levels in more than 20 years, investors continued to favor equity mutual funds for their professional selection and diversification and variable annuities seeking greater returns than those offered by bank time deposits and fixed income investments.
     Principal transaction revenues decreased 7% ($1.8 million) to $23.1 million for the period. This decrease was a result of government bond principal revenues decreasing 28% ($.7 million). Corporate bond principal revenues increased 25% ($1.8 million). O-T-C principal stock sales decreased 46% ($.9 million). Overall, municipal bond principal revenue levels were comparable in 1994 and 1993.
     Investment banking revenues decreased 20% ($2.1 million) to $8.4 million for the period. Municipal and equity unit investment trusts revenues declined 58% ($1.6 million). The composition of EDJ unit trust securities is largely utility company stocks. The utility index has significantly declined from 1993 levels, causing investors to favor securities other than utilities. Syndicate CMO revenues decreased by $3.3 million (98%). With interest rates at 20 year lows, the supply of new CMO offerings declined substantially while the secondary market has continued growing.
     Interest and dividend income increased 16% ($1.2 million) to $9.1 million primarily due to a 31% ($1.7 million) increase in margin interest. Lower interest rate levels, marketing of a personal line of credit service and increased equity margin sales caused customer margin borrowing to increase $91.3 million to $467.3 million. Due to lower interest rates, lower inventory and levels of securities owned, interest income decreased approximately $.3 million.
     Compensation costs increased 9% ($8.0 million) compared to the same period last year. Commissions increased due to increased revenues. However, sales bonuses, sales incentives and profit sharing provisions were lower due to lower profit margins. Salaries and wages earned by non-sales personnel were also higher during the period due to increases in personnel necessary to support the increased sales force.
     Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support an expanding number of offices and branch network.

LIQUIDITY AND CAPITAL ADEQUACY
     The Partnership's equity capital at March 25, 1994, was $180.4 million compared to $139.4 as of March 26, 1993. Limited partnership capital increased $23.4 million primarily due to a $24.8 million limited partnership offering made in August 1993 and to the retention of earnings, net of withdrawals and distributions. Subordinated limited partnership capital increased $4.4 million due to capital contributions. General partnership capital increased $13.1 million due to retention of earnings and to an increase in distributable profits.
     At March 25, 1994, the Partnership had a $31.8 million balance of cash and cash equivalents. Lines of credit are in place at nine banks aggregating $475 million ($455 million of which are through uncommitted lines of credit), of which $283.7 million was available at March 25, 1994.
     The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

CASH FLOWS
     Cash and cash equivalents increased $3 million from December 31, 1993 to March 25, 1994. Cash flows provided were primarily from net income, depreciation, decreases in securities owned, increase in receivables from brokers and dealers and issuance of long-term debt, bank loans and partnership interests. Cash flows used were primarily used to fund loans to customers, paydown accounts payable, purchase fixed assets, to repay bank loans and subordinated debt and to fund withdrawals and distributions.
     There were no material changes in the partnership's overall financial condition during the three months ended March 25, 1994, compared with the three months ended March 26, 1993. The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are non-interest bearing sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.
     The Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations at all times.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

Item 1:  Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.

Item 5:  Other Information

     For purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into it, Registration Statement of Form S-8 (File No. 33-35247):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefor, unenforceable. In the event that claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     Reference is made to the Exhibit Index contained hereinafter..

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended March 25, 1994.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)




Dated:  May 6, 1994                          /s/  John W. Bachmann
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner





Dated:  May 6, 1994                          /s/  Edward Soule
                                             _____________________
                                             Edward Soule
                                             Chief Financial Officer

                              EXHIBIT INDEX

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 For the quarter ended March 25, 1994


Exhibit
No.       Description                                         Page

10.1      Mortgage Note; Dead of Trust and Security             15
          Agreement; Assignment of Leases, Rents
          and Profits; and Subordination and Attornment
          Agreement between EDJ Leasing Co., L.P. and
          Nationwide Insurance Company dated April 6, 1994