Form 10-Q
period 1994-06-24
JONES FINANCIAL COMPANIES L P
filed 1994-08-05
CIK 815917

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                       ______________________


                             FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended June 24, 1994
                Commission file number 0-16633


        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
________________________________________________________________________
        (Exact name of registrant as specified in its charter)


         MISSOURI                                    43-1450818
________________________________________________________________________
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)

     201 Progress Parkway
   Maryland Heights, Missouri                            63043
________________________________________________________________________
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (314) 851-2000

                                                   __________________

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

                                 INDEX


                                                                  Page
                                                                Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Statement of Financial Condition                  3
     Consolidated Statement of Income                               5
     Consolidated Statement of Cash Flows                           6
     Consolidated Statement of Changes in Partnership Capital       7
     Notes to Consolidated Financial Statements                     8

Item 2.
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            9



Part II.
     OTHER INFORMATION

Item 1.
     Legal Proceedings                                            13

     Signatures                                                   14

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  ASSETS

                                               June 24, December 31,
(Amounts in thousands)                             1994         1993

Cash and cash equivalents                    $   29,028   $   28,798

Receivable from:
  Customers                                     492,773      464,760
  Brokers or dealers and clearing
  organization deposits                          14,447       32,550

Securities owned, at market value:
  Trading securities                             57,321       60,371
  Investment securities                         137,138       73,575

Office equipment, property and improvements,
  at cost, net of accumulated depreciation and
  amortization of $86,258 in 1994 and
  $73,920 in 1993                               123,329      102,434

Other assets                                     36,710       37,990
                                             __________   __________

                                             $  890,746   $  800,478
                                             ==========   ==========


The accompanying notes are an integral part of these financial statements.

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

             LIABILITIES AND PARTNERSHIP CAPITAL

                                               June 24, December 31,
(Amounts in thousands)                             1994         1993

Bank loans                                   $  228,000   $  139,261

Payable to:
  Customers                                     194,681      242,584
  Brokers or dealers and clearing
  organizations                                  12,329        8,092

Securities sold but not yet purchased,
  at market value                                12,734       17,766

Accounts payable and accrued expenses            39,433       37,419

Accrued compensation and employee benefits       45,917       69,264

Long-term debt                                   44,049       33,317
                                             __________   __________

                                                577,143      547,703

Liabilities subordinated to claims
  of general creditors                          136,000       73,000

Partnership capital                             177,603      179,775
                                             __________   __________

                                             $  890,746   $  800,478
                                             ==========   ==========


      The accompanying notes are an integral part of these financial statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
                             Three Months Ended    Six Months Ended
(Amounts in thousands,        June 24,  June 25,  June 24,  June 25,
except per unit information)      1994      1993      1994      1993
Revenues:
  Commissions                 $ 96,530  $108,705   209,248  $207,359
  Investment banking             9,251    12,474    17,682    22,941
  Principal transactions        39,033    24,044    62,136    49,003
  Interest and dividends        12,691     9,310    21,756    17,148
  Other                          8,618     4,910    16,714     9,816
                              _________ _________ _________ _________
                               166,123   159,443   327,536   306,267
                              _________ _________ _________ _________
Expenses:
  Employee and partner
    compensation and benefits   98,928    97,797   195,536   186,475
  Floor brokerage and
    clearance fees               1,519     1,678     2,904     3,273
  Occupancy and equipment       16,454    14,559    33,482    28,587
  Communications and data
    processing                  11,788     8,221    21,910    15,858
  Interest                       6,975     4,633    12,310     8,920
  Payroll and other taxes        5,378     4,562    11,896    10,289
  Other operating expenses      11,479    11,185    22,161    19,890
                              _________ _________ _________ _________
                               152,521   142,635   300,199   273,292
                              _________ _________ _________ _________
Net income                    $ 13,602  $ 16,808  $ 27,337  $ 32,975
                               =======   =======   =======   =======
Net income allocated to:
  Limited partners            $  2,045  $  1,978  $  4,121  $  3,897
  Subordinated limited
  partners                       1,309     1,575     2,669     3,178
  General partners              10,248    13,255    20,547    25,900
                               _______   _______   _______   _______
                              $ 13,602  $ 16,808  $ 27,337  $ 32,975
                               =======   =======   =======   =======
Net income per weighted average
$1,000 equivalent partnership
unit outstanding:
Limited partners              $  32.23  $  49.22  $  64.75  $  96.56
                               =======   =======   =======   =======
Subordinated limited partners $  61.06  $  94.01  $ 124.42  $ 189.62
                               =======   =======   =======   =======
Weighted average $1,000
equivalent partnership units
outstanding:
Limited partners                63,432    40,183    63,643    40,356
                               =======   =======   =======   =======
Subordinated limited partners   21,440    16,758    21,454    16,758
                               =======   =======   =======   =======

      The accompanying notes are an integral part of these financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                 Six Months Ended
                                               June 24,     June 24,
(Amounts in thousands)                             1994         1993
Cash Flows (Used) Provided by Operating Activities:
  Net income                                 $   27,337   $   32,975
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                   8,371        7,958
  (Increase) decrease in net receivable
    from customers                             (75,916)        1,241
  Change in net receivable from/payable
    to brokers and dealers                       22,340        (972)
  (Increase) decrease in securities
    owned, net                                 (65,545)          326
  Decrease in accounts payable, accrued
    expenses and accrued compensation          (21,333)     (16,709)
  Other, net                                      1,280      (2,064)
                                             __________   __________
  Net cash (used) provided by operating
  activities                                  (103,466)       22,755
                                             __________   __________
Cash Flows (Used) by Investing Activities:
  Purchase of equipment, property and
    improvements                               (29,266)     (14,082)
                                             __________   __________
  Net cash (used) by investing activities      (29,266)     (14,082)
                                             __________   __________
Cash Flows Provided (Used) by Financing
Activities:
  Issuance (repayment) of bank loans             88,739        (201)
  Issuance of long-term debt                     44,859       11,700
  Repayment of long-term debt                  (34,127)        (791)
  Issuance of subordinated debt                  92,000            -
  Repayment of subordinated debt               (29,000)            -
  Issuance of partnership interests               4,349        3,900
  Redemption of partnership interests           (1,180)        (590)
  Withdrawals and distributions from
    partnership capital                        (32,678)     (35,475)
                                             __________   __________
  Net cash provided (used) by financing
  activities                                    132,962     (21,457)
                                             __________   __________
  Net increase (decrease) in cash and
  cash equivalents                                  230     (12,784)


Cash and Cash Equivalents, beginning
of period                                        28,798       37,730
                                             __________   __________
Cash and Cash Equivalents, end of period     $   29,028   $   24,946
                                             ==========   ==========

Interest payments for the periods were $7,203 and $8,873
     The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

          SIX MONTHS ENDED JUNE 24, 1994, AND JUNE 25, 1993
                             (Unaudited)

                                      Subordinated
                               Limited     limited    General
                           partnership partnershippartnership
(Amounts in thousands)         capital     capital    capital    Total
Balance, December 31, 1992    $ 47,328  $ 14,716  $ 75,252  $137,296

Issuance of partnership
interests                            -     3,900         -     3,900

Redemption of partnership
interests                        (590)         -         -     (590)

Net income                       3,896     3,178    25,901    32,975

Withdrawals and distributions  (7,046)   (4,603)  (23,826)  (35,475)
                              ________  ________  ________  ________

Balance, June 25, 1993        $ 43,588  $ 17,191  $ 77,327  $138,106
                              ========= ========= ========= =========


Balance, December 31, 1993    $ 71,222  $ 19,163  $ 89,390  $179,775

Issuance of partnership
interests                            -     4,349         -     4,349

Redemption of partnership
interests                        (980)     (200)         -   (1,180)

Net income                       4,121     2,669    20,547    27,337

Withdrawals and distributions  (7,353)   (4,267)  (21,058)  (32,678)
                              ________  ________  ________   _______

Balance, June 24, 1994        $ 67,010  $ 21,714  $ 88,879  $177,603
                              ========= ========= ========= =========


         The accompanying notes are an integral part of these
                        financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, A Limited Partnership and all wholly owned subsidiaries (The "Partnership"), including the Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ"), a registered broker/dealer.
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.
     Certain 1993 amounts have been reclassified to conform to 1994 financial statement presentation.
     The results of operations for the three and six months ended June 24, 1994, are not necessarily indicative of the results to be expected for the full year.

NET CAPITAL REQUIREMENTS
     As a result of its activities as a registered broker/dealer, EDJ is subject to the Net Capital requirements of the Securities and Exchange Commission and the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ is required to maintain minimum Net Capital of 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that EDJ may not expand its business nor may partnership capital be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. At June 24, 1994, EDJ's Net Capital of $165.9 million was 35% of aggregate debit items and its Net Capital in excess of the minimum required was $141.9 million.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                  MANAGEMENT'S FINANCIAL DISCUSSION

                           OPERATIONS
                QUARTER ENDED JUNE 24, 1994, VERSUS
                    QUARTER ENDED JUNE 25, 1993

     Revenue increased 4% ($6.7 million) to $166.1 million compared to the quarter ended June 24, 1993. Expenses increased 7% ($9.9 million) to $152.5 million. As a result, net income decreased by $3.2 million to $13.6 million. These results were significantly influenced by the Partnership's strategy of increasing the number of investment representatives. The number of investment representatives increased 31% (726) to 3,083, and the number of branches increased to 3,014, a 32% increase over last year. The majority of new investment representatives hired by the Partnership are beginners in the industry. Successful investment representatives generally achieve profitability after about 30 months. In the interim, the Partnership incurs significant training, salary and support costs. Additionally, the Partnership made significant increases in home office overhead to support the increased salesforce. The Partnership intends to continue aggressively expanding its sales force.
     Revenues increased in the second quarter as the number of investment representatives increased significantly. Security sales per investment representative slowed in the quarter as security markets became volatile. Retail customers became reluctant to invest in longer-term fixed income investments and equities.
     Overall, commission revenues decreased 11% ($12.2 million). Mutual fund commissions declined 22% ($15.3 million) while listed and over-the-counter (O-T-C) agency equity commission revenues decreased 14% ($3.4 million). Annuity revenues increased 44% ($6.9 million) as investors continued to take advantage of tax deferred investments.
     Principal transaction revenues increased 62% ($15.0 million) to $39.0 million for the period. All categories of fixed income securities revenues increased with governments increasing 277% ($4.3 million), corporates increasing 46% ($4.6 million) and municipals increasing 63% ($6.8 million). O-T-C principal stock sales decreased 35% ($5 million). Higher interest rates during the quarter attracted investors to fixed income securities.
     Investment banking revenues decreased 26% ($3.2 million) to $9.3 million for the period. Certificate of deposit revenues increased substantially 117% ($2.5 million). With volatility and increasing yields, investors purchased CDs. Debt and equity revenues declined 53% ($2.8 million).
     Interest and dividend income increased 36% ($3.4 million) to $12.7 million primarily due to a 39% ($2.7 million) increase in margin
interest from higher margin balances and interest rates.   Customer
margin borrowing increased $79.1 million during the past year to $492.8 million. U.S. Government and agency interest income increased 41% ($.6 million) from larger investment security positions purchased with subordinated debt proceeds.
     Compensation costs increased 1% ($1.1 million) compared to the same period last year. Commissions increased due to increased revenues. However, sales bonuses, sales incentives and profit sharing provisions were lower due to lower profit margins and net income. Salaries and wages earned by non-sales personnel were higher during the period due to increases in personnel necessary to support the increased sales force.
     Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support an expanding number of branch offices. Interest expense was higher due to the recent subordinated debt offering.

                SIX MONTHS ENDED JUNE 24, 1994 VERSUS
                   SIX MONTHS ENDED JUNE 25, 1993

     Revenue increased 7% ($21.3 million) to $328 million compared to the six months ended June 25, 1993. Expenses increased 10% ($26.9 million) to $300.2 million. As a result, net income decreased by 17% ($5.6 million) to $27.3 million.
     During 1994, interest rates rose, depressing bond and stock prices, and adversely impacting commission revenue, investment banking revenues and net earnings.
     Commissions increased 1% ($1.9 million). Mutual fund commissions decreased 7% ($9.5 million). Listed and agency equity commissions decreased 11% ($4.0 million). Annuity commissions increased 55% ($16.7 million) as investors continued to take advantage of tax deferred investments. Rising interest rates caused sales to decrease in debt mutual funds.
     Investment banking revenues decreased 23% ($5.3 million) to $17.7 million for the period. EDJ origination of debt and equity declined 95% ($3.6 million) and CMO revenues fell 97% ($5.8 million). These decreases were offset by a $1.9 million increase in municipal bond origination revenues. Certificate of deposit revenues increased 71% ($2.8 million).
     Principal transaction revenues increased 27% ($13.1 million) to $62.1 million for the period. Corporate, municipal and government bond principal revenues increased 11% ($1.1 million), 20% ($4.8 million) and 86% ($3.6 million), respectively. CMO principal revenues increased 75% ($5.3 million). This increase was offset by a 41% ($1.3 million) decline in OTC stocks.
     Interest and dividend income increased 27% ($4.6 million) to $21.8 million primarily due to a 35% ($4.3 million) increase in margin interest due to increased customer margin borrowing.
     Compensation costs increased 5% ($9.0 million) compared to the same period last year. Commissions increased due to increased revenues. However, sales bonuses, sales incentives and profit sharing provisions were lower due to lower profit margins and net income. Salaries and wages earned by non-sales personnel were also higher during the period due to increases in personnel necessary to support the increased sales force.
     Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support an expanding branch network.

LIQUIDITY AND CAPITAL ADEQUACY
     The Partnership's equity capital at June 24, 1994, was $177.6 million compared to $138.1 as of June 25, 1993. Limited partnership capital increased $23.4 million due to a limited partnership offering in August 1993. Subordinated limited partnership capital increased $4.5 million due to capital contributions. General partnership capital increased $11.6 million due to retention of earnings and to an increase in distributable profits.
     The Partnership privately placed $92 million of subordinated debt during the period reducing interest costs and extending the term of its debt. The proceeds were used to repay $29 million of existing subordinated debt. The balance was invested in U.S. Government and agency securities.
     At June 24, 1994, the Partnership had a $29.0 million balance of cash and cash equivalents. Uncommitted lines of credit are in place at ten banks aggregating $490 million, of which $262 million was unused at June 24, 1994.
     The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements.

CASH FLOWS
     Cash and cash equivalents increased $.2 million from December 31, 1993 to June 24, 1994. Cash flows provided were primarily from net income, depreciation, increases in receivables to brokers and dealers, issuance of bank loans, issuance of long-term debt and partnership interests. Cash flows used were primarily used to fund loans to customers, purchase fixed assets, purchase securities owned, pay down accounts payable and subordinated debt and to fund withdrawals and distributions.
     There were no material changes in the partnership's overall financial condition during the six months ended June 24, 1994, compared with the six months ended June 25, 1993. The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash.
     Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are non-interest bearing sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.
     The Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations at all times.


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

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended June 24, 1994.






                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)




Dated:  August 5, 1994                        /s/ John W. Bachmann
                                              _____________________
                                              John W. Bachmann
                                              Managing Partner





Dated:  August 5, 1994                        /s/ Steven Novik
                                              _____________________
                                              Steven Novik
                                              Principal Financial
                                              Officer






                                EXHIBIT INDEX

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                    For the quarter ended June 24, 1994


Exhibit
No.                      Description                             Page

3.1       Fifth Amended and Restated Limited
          Partnership Agreement of Edward D. Jones &
          Co., L.P., dated April 28, 1994.

10.1      Note Purchase Agreement by Edward D. Jones & Co.,
          L.P., for $92,000,000 aggregate principal amount of 7.95% subordinated capital notes due
          April 15, 2006.

10.2 Equipment Lease Agreement between IFA Incorporated and Edward D. Jones & Company, L.P., dated
          June 8, 1994.

10.3      Master Lease Agreement and Addendum by and between
          Edward D. Jones & Co., L.P. and General Electric
          Capital Corporation dated April 21, 1994.

10.4      Equipment Lease by and between Edward D. Jones & Co.,
          L.P., and EDJ Leasing Co., L.P., dated April 1, 1994.

10.5      $8,200,000 Promissory Note to Commerce Bank,
          National Association by EDJ Leasing Co., L.P., dated April 5, 1994.