Form 10-Q
period 1994-09-30
JONES FINANCIAL COMPANIES L P
filed 1994-11-14
CIK 815917

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ______________________


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period ended   September 30, 1994
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

                                    INDEX


                                                               Page
                                                              Number
Part I.
      FINANCIAL INFORMATION

Item 1.
      Financial Statements

      Consolidated Statement of Financial Condition ...........3
      Consolidated Statement of Income  .......................5
      Consolidated Statement of Cash Flows ....................6
      Consolidated Statement of Changes in Partnership Capital 7
      Notes to Consolidated Financial Statements ..............8

Item 2.
      Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................9



Part II.OTHER INFORMATION

Item 1.Legal Proceedings.......................................13

      Signatures ..............................................14

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                              ASSETS


                                     September 30,        December 31,
(Amounts in thousands)                        1994                1993

Cash and cash equivalents             $     32,677        $     28,798

Receivable from:
  Customers                                501,418             464,760
  Brokers or dealers and clearing
  organization deposits                     17,453              32,550

Securities owned, at market value:
  Trading securities                        90,160              60,371
  Investment securities                    137,102              73,575

Office equipment, property and
  improvements, at cost, net of
  accumulated depreciation and
  amortization of $91,188 in 1994
  and $81,974 in 1993                      123,655             102,434

Other assets                                41,963              37,990
                                        __________          __________

                                      $    944,428        $    800,478
                                        ==========          ==========


The accompanying notes are an integral part of these financial statements.

              THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                    LIABILITIES AND PARTNERSHIP CAPITAL


                                     September 30,        December 31,
(Amounts in thousands)                        1994                1993

Bank loans                            $    230,000        $    139,261

Payable to:
  Customers                                228,558             242,584
  Brokers or dealers and clearing
  organizations                              9,003               8,092

Securities sold but not yet purchased,
  at market value                           15,442              17,766

Accounts payable and accrued expenses       43,709              37,419

Accrued compensation and employee
  benefits                                  57,585              69,264

Long-term debt                              42,920              33,317
                                        __________          __________

                                           627,217             547,703

Liabilities subordinated to claims
  of general creditors                     136,000              73,000

Partnership capital                        181,211             179,775
                                        __________          __________

                                      $    944,428        $    800,478
                                        ==========          ==========


The accompanying notes are an integral part of these financial statements.

              THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                                Three Months Ended  Nine Months Ended
(Amounts in thousands,          Sept 30,   Sept 24, Sept 30,  Sept 24,
except per unit information)     1994       1993      1994      1993

Revenues:
 Commissions                   $  84,911 $ 108,508   294,158 $ 313,206
 Investment banking                9,129    11,627    26,811    34,568
 Principal transactions           47,554    22,052   109,690    71,055
 Interest and dividends           14,112     9,761    35,868    26,910
 Other                             8,078     7,747    24,792    20,232
                               _________ _________ _________ _________
                                 163,784   159,695   491,319   465,971
                               _________ _________ _________ _________
Expenses:
 Employee and partner
 compensation and benefits        93,198    98,229   288,734   284,704
 Floor brokerage and
 clearance fees                    1,396     1,405     4,300     4,678
 Occupancy and equipment          18,730    15,045    52,211    43,634
 Communications and data
 processing                       12,965     8,390    34,875    24,248
 Interest                          8,183     4,850    20,493    13,770
 Payroll and other taxes           4,236     3,299    16,132    13,588
 Other operating expenses         11,208    11,442    33,369    31,341
                               _________ _________ _________ _________
                                 149,916   142,660   450,114   415,963
                               _________ _________ _________ _________
Net income                     $  13,868 $  17,035 $  41,205 $  50,008
                                 =======   =======   =======   =======
Net income allocated to:
 Limited partners              $   2,065 $   2,855 $   6,187 $   6,751
 Subordinated limited partners     1,335     1,443     4,005     4,620
 General partners                 10,468    12,737    31,013    38,637
                                 _______   _______   _______   _______
                               $  13,868 $  17,035 $  41,205 $  50,008
                                 =======   =======   =======   =======
Net income per weighted
average $1,000
equivalent partnership unit
outstanding:
 Limited partners              $   32.84 $   50.58 $   97.55 $  147.68
                                 =======   =======   =======   =======
 Subordinated limited
 partners                      $   60.08 $   85.18 $  184.45 $  274.74
                                 =======   =======   =======   =======
Weighted average $1,000
equivalent partnership units
outstanding:
 Limited partners                 62,889    56,442    63,422    45,718
                                 =======   =======   =======   =======
 Subordinated limited
 partners                         22,226    16,936    21,712    16,818
                                 =======   =======   =======   =======
The accompanying notes are an integral part of these financial statements.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                                              Nine Months Ended
                                          September 30,  September 24,
(Amounts in thousands)                        1994            1993

Cash Flows (Used) Provided by Operating
Activities:
  Net income                             $     41,205    $      50,008
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                14,237           11,453
  (Increase) in net receivable from
  customers                                   (50,684)        (52,757)
  Decrease (increase) in net receivable
  from/payable to brokers and dealers          16,008            (383)
  (Increase) decrease in securities
  owned, net                                  (95,640)          21,631
  (Decrease) increase in accounts
  payable, accrued expenses and accrued
  compensation                                 (5,389)          10,597
  Other, net                                   (3,973)           (558)
                                         ____________     ____________
  Net cash (used) provided by operating
  activities                                  (84,236)          39,991
                                         ____________     ____________
Cash Flows (Used) by Investing Activities:
  Purchase of equipment, property and
  improvements                                (35,458)        (25,168)
                                         ____________     ____________
  Net cash (used) by investing activities   (35,458)          (25,168)
                                         ____________     ____________
Cash Flows Provided (Used) by Financing
Activities:
  Issuance (repayment) of bank loans           90,739          (8,433)
  Issuance of long-term debt                   44,859           11,700
  Repayment of long-term debt                 (35,256)         (2,008)
  Issuance of subordinated debt                92,000                -
  Repayment of subordinated debt              (29,000)         (5,000)
  Issuance of partnership interests             5,167           29,196
  Redemption of partnership interests          (1,967)           (944)
  Withdrawals and distributions from
  partnership capital                         (42,969)        (48,093)
                                         ____________     ____________
  Net cash provided (used) by financing
  activities                                  123,573         (23,582)
                                         ____________     ____________
  Net increase (decrease) in cash and
  cash equivalents                              3,879          (8,759)
Cash and Cash Equivalents, beginning of
period                                         28,798           37,730
                                         ____________    ____________
Cash and Cash Equivalents, end of period $     32,677    $      28,971
                                         ============     ============
Interest payments for the periods were $17,650 and $13,417.
The accompanying notes are an integral part of these financial statements.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

          NINE MONTHS ENDED SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (Unaudited)


                                   Subordinated
                            Limited   limited   General
                         partnership partnership partnership
(Amounts in thousands)      capital   capital     capital       Total

Balance, December 31, 1992 $ 47,328  $  14,716  $   75,252   $ 137,296

Issuance of partnership
interests                    24,763      4,433           -      29,196

Redemption of partnership
interests                      (944)         -           -       (944)

Net income                    6,751      4,620      38,637      50,008

Withdrawals and
distributions                (9,463)    (5,918)    (32,712)   (48,093)
                           ________   ________    ________    ________

Balance, September 24, 1993$ 68,435  $  17,851  $   81,177   $ 167,463
                            =======   ========    ========    ========



Balance, December 31, 1993 $ 71,222  $  19,163  $   89,390   $ 179,775

Issuance of partnership
interests                         -      5,167           -       5,167

Redemption of partnership
interests                    (1,529)      (438)          -     (1,967)

Net income                    6,187      4,005      31,013      41,205

Withdrawals and
distributions                (9,893)    (5,353)    (27,723)   (42,969)
                           ________   ________    ________     _______

Balance, September 30, 1994$ 65,987  $  22,544  $   92,680   $ 181,211
                            =======   ========    ========    ========



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

  The results  of operations  for  the three  and  nine months  ended

September 30, 1994, are not necessarily  indicative of the results  to be expected for the full year.


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

At September 30, 1994, EDJ's Net Capital of $157.5 million was 32%  of aggregate debit items  and its Net  Capital in excess  of the  minimum required was $147.7 million.





          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

              QUARTER ENDED SEPTEMBER 30, 1994, VERSUS

                 QUARTER ENDED SEPTEMBER 24, 1993


  Revenue increased 3% ($4.1  million) to $163.8 million  compared to

the quarter ended  September 24, 1993.   Expenses  increased 5%  ($7.3

million) to $149.9 million.  As a result, net income decreased by $3.2 million to $13.9 million.  These results were significantly influenced by the Partnership's strategy of  increasing the number of  investment representatives.  The number  of investment representatives  increased

32% (805) to 3,323, and the  number of branches increased to 3,240,  a

29%  increase  over  last  year.    The  majority  of  new  investment

representatives  hired  by  the  Partnership  are  beginners  in   the

industry.   Successful  investment representatives  generally  achieve profitability after about 30 months.  In the interim, the  Partnership

incurs significant training, salary and support costs.   Additionally,

the Partnership made significant increases in home office overhead  to support the larger  salesforce.  The  Partnership intends to  continue aggressively expanding its sales force.

  Revenues from products sales and fees were  flat during the current quarter compared to the  third quarter of  1993.  Increasing  interest

rates  coupled  with  equity   prices  at  historically  high   levels

contributed to decreasing security sales measured on a per  investment

representative basis.   At  the same  time,  product mix  shifts  from

mutual funds to fixed income securities yielded less revenue from  the

dollars  customers   invested.     These  reductions   in   investment

representative productivity and the  yield from dollars invested  with the firm were offset by the significant increase in the salesforce.

  Overall, commission revenues decreased 22% ($26.3 million).  Mutual fund commissions declined 37% ($26.3  million) while listed and  over-

the-counter (O-T-C)  agency equity  commission revenues  decreased  3%

($.6 million).    Annuity  revenues increased  9%  ($1.2  million)  as

investors continued to take advantage of tax deferred investments.

  Investment banking revenues  decreased 21%  ($2.5 million)  to $9.1

million for the  period.   Certificate of  deposit revenues  increased

substantially 73%  ($1.6 million).    With volatility  and  increasing

yields, investors purchased CDs.  Higher interest rates throughout the quarter caused debt  and equity  origination revenues  to decline  43%

($3.9 million).

  Principal transaction  revenues increased  116% ($25.5  million) to

$47.6 million  for  the  period.    All  categories  of  fixed  income

securities revenues increased with governments increasing 595%  ($14.3 million), corporates  increasing  90% ($3.3  million)  and  municipals

increasing 32% ($3.5  million).   Collateralized Mortgage  Obligations

(CMO's) sales increased  150% ($4.1 million).   Higher interest  rates

during the quarter attracted investors to fixed income securities.

  Interest and dividend income increased 45%  ($4.4 million) to $14.1 million primarily  due to  a 38%  ($2.7  million) increase  in  margin

interest from higher margin  balances and interest  rates.    Customer

margin borrowing  increased  $61.9 million  during  the past  year  to

$482.1 million.  U.S. Government and agency interest income  increased

41% ($.7 million) from larger investment security positions  purchased with subordinated debt proceeds.

  Compensation costs decreased 5% ($5.0 million) compared to the same

period last year.   Commissions increased  due to increased  revenues.

However, sales bonuses, sales incentives and profit sharing provisions were lower due to lower profit  margins and net income.  Salaries  and wages earned by non-sales personnel were higher during the period  due to increases in  personnel necessary  to support  the increased  sales force.

  Of the  Partnership's  remaining  expenses,  the  most  significant changes were  seen in  occupancy, equipment,  communications and  data processing expenses in order to support an expanding number of  branch offices.  Interest  expense was higher  due to increased  subordinated debt.

             NINE MONTHS ENDED SEPTEMBER 30, 1994 VERSUS

                NINE MONTHS ENDED SEPTEMBER 24, 1993



  Revenue increased 5%  ($25.3 million) to  $491 million  compared to

the nine  months ended  September 24,  1993.   Expenses  increased  8%

($34.2 million) to $450.1 million.  As a result, net income  decreased by 18% ($8.8 million) to $41.2 million.

  During 1994,  interest  rates  rose,  depressing bond  prices,  and

equity prices  were  at  historically  high  levels.    These  factors

combined  adversely  impacting   commission  and  investment   banking

revenues.  At the same time, the Partnership continues to aggressively increase its salesforce which significantly increases expenses.

  Commissions decreased 6% ($19.0 million).   Mutual fund commissions

decreased 18% ($35.8 million).   Listed and agency equity  commissions

decreased 8%  ($5.3  million).    Insurance  and  annuity  commissions

increased 39% ($18.4 million) as investors continued to take advantage

of tax deferred investments.   Rising interest  rates caused sales  to

decrease in debt mutual funds.

  Investment banking revenues decreased  22% ($7.8 million)  to $26.8 million for the period.  EDJ  origination of debt and equity  declined

73% ($6.2 million) and CMO revenues fell 93% ($5.8 million).  Municipal bond origination  revenues remained flat at  $6.6

million.    Certificate  of  deposit  revenues  increased  71%   ($4.5

million).

  Principal transaction  revenues increased  54%  ($38.6 million)  to

$109.7 million for  the period.   Corporate, municipal and  government

bond principal  revenues  increased  44%  ($5.1  million),  24%  ($8.3

million) and  274%  ($17.9  million),  respectively.    CMO  principal

revenues increased 97% ($9.4 million).  This increase was offset by  a

30% ($1.3 million) decline  in OTC stocks.   Increased interest  rates

attracted individual investors to fixed income products.

  Interest and dividend income increased 33%  ($9.0 million) to $35.9 million primarily  due to  a 37%  ($7.4  million) increase  in  margin interest  due  to  increased  customer  margin  borrowing  and  rising interest rates.

  Compensation costs increased 1% ($4.0 million) compared to the same

period last year.   Commissions increased  due to increased  revenues.

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

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at September  30, 1994, was $181.2

million compared to  $167.5 as of  September 24,  1993.   Subordinated

limited partnership  capital increased  $5.2  million due  to  capital contributions.  General  partnership capital  increased $11.5  million due to retention of earnings.

  The Partnership privately placed  $92 million of  subordinated debt during the second quarter, replacing  higher rate debt and  increasing

subordinated debt  overall.   The  proceeds  were used  to  repay  $29

million of existing subordinated  debt.  The  balance was invested  in

U.S. Government and agency  securities which are  pledged to banks  as collateral for short term bank loans.

  At September 30, 1994, the Partnership had  a $32.7 million balance

of cash and  cash equivalents.   Uncommitted  lines of  credit are  in

place at ten banks aggregating $615 million, of which $385 million was unused at September 30, 1994.

  The Partnership believes  the liquidity  provided by  existing cash balances and borrowing  arrangements will  be sufficient  to meet  the

Partnership's capital and liquidity requirements.

CASH FLOWS

  Cash and cash equivalents increased $3.9  million from December 31,

1993 to September 30, 1994.   Cash flows provided were primarily  from

net income, depreciation, decreases in net receivables to brokers  and

dealers,  issuance  of  bank   loans,  issuance  of  long-term   debt,

subordinated  debt,  and  partnership  interests.    Cash  flows  were

primarily used  to fund  loans to  customers, purchase  fixed  assets,

purchase  securities  owned,  reduce  accounts  payable  and   accrued

expenses  and  subordinated   debt,  and  to   fund  withdrawals   and

distributions.

  There  were  no  material  changes  in  the  partnership's  overall financial condition during the nine  months ended September 30,  1994,

compared  with  the  nine  months  ended  September  24,  1993.    The

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



Item 5:  Other Information



  For  purposes  of  complying  with  the  amendments  to  the  rules governing Form S-8 under  the Securities Act  of 1933, the  registrant hereby undertakes as follows, which undertaking shall be  incorporated by reference into it, Registration Statement of Form S-8 (File No. 33-

35247):


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



  (b) Reports on Form 8-K

  No reports were filed on  Form 8-K for the  quarter ended September

30, 1994.


                              SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its  behalf by the undersigned thereunto duly authorized.




         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)




Dated:  November 11, 1994                  /s/ John W. Bachmann
                                           _____________________
                                           John W. Bachmann
                                           Managing Partner





Dated:  November 11, 1994                  /s/ Steven Novik
                                           _____________________
                                           Steven Novik
                                           Principal Financial
Officer

                              SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its  behalf by the undersigned thereunto duly authorized.




         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)




Dated:  November 11, 1994
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner








Dated:  November 11, 1994
                                             _____________________
                                             Steven Novik
                                             Principal Financial
Officer




                               EXHIBIT INDEX

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                  For the quarter ended September 30, 1994



Exhibit No.                Description                            Page


10.1 Agreement and Plan of Acquistion between The Jones Financial Companies and Boone National Savings and Loan Association, F.A.