Form 10-K
JONES FINANCIAL COMPANIES L P
filed 1995-03-30
CIK 815917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        _______________________

                             FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 1994
                   Commission file number 0-16633

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
______________________________________________________________________
__
  (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                43-1450818
______________________________________________________________________
__
    (State or other jurisdiction of    (IRS Employer Identification
No.)
     incorporation or organization)

       201 Progress Parkway
       Maryland Heights, Missouri                     63043
______________________________________________________________________
__
(Address and principal executive office)                (Zip Code)

Registrant's telephone number, including area code      (314)  851-
2000


Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each
exchange
         Title of each class                       on which registered

              NONE                                          NONE


Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
______________________________________________________________________
__
                              (Title of Class)

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

As of February 24, 1995, the Partnership was comprised of 115 general partners, 1,918 limited partners and 59 subordinated limited partners. The Partnership employed 9,670 persons, including 2,252 part-time employees. As of said date, the Partnership employed 3,309 full-time investment representatives actively engaged in sales in 3,261 offices in 50 states and Canada.

The Partnership owns 100 percent of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100 percent of the outstanding common stock of LHC, Inc., a Missouri corporation.
The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P. a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100 percent of the outstanding common stock of Conestoga


Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5 percent of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the equity of Edward
D. Jones & Co., an Ontario limited partnership and the general partner is Edward D. Jones & Co. Canada Holding Co. Inc., which is wholly owned by the Partnership. The Partnership has an equity position in several entities formed to act as general partners of various direct participation programs sponsored by the Nooney Corporation as follows:
Nooney Capital Corp. (a Missouri corporation), 66-2/3% of outstanding Class B non-voting stock; Nooney-Five Capital Corp. (a Missouri Corporation), 100% of outstanding Class B non-voting stock; Nooney-Six Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney-Seven Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments Two, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investment Three, Inc., (a Missouri corporation), 100% of outstanding Class B non-voting stock. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc. is the general partner of EDJ Ventures, Ltd. The Partnership is the sole shareholder of Tempus Corporation, a Missouri corporation, which was formed strictly to facilitate the issuance of certain debt securities of the Partnership in a private transaction.

The Partnership is a limited partner of EDJ Insurance Agency of New Jersey, L.P., a New Jersey limited partnership; EDJ Insurance Agency of Arkansas, an Arkansas limited partnership; EDJ Insurance Agency of Montana, a Montana limited partnership; EDJ Insurance Agency of New Mexico, a New Mexico limited partnership; EDJ Insurance Agency of Utah, a Utah limited partnership; and is a general partner in EDJ Insurance Agency of California, a California general partnership; each of which engage in general insurance brokerage activities. The Partnership owns all of the outstanding stock of EDJ Insurance Agency of Ohio, Inc., which is also engaged in insurance brokerage activities. Affiliates of the Partnership include EDJ Insurance Agency of Nevada, EDJ Insurance Agency of Texas, EDJ Insurance Agency of Alabama, EDJ Insurance Agency of Florida, EDJ Insurance Agency of Wyoming, EDJ Insurance Agency of Arizona and EDJ Insurance Agency of Massachusetts. The Partnership holds all of the Partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which sponsors unit investment trust programs. The general partner of Unison Investment Trusts, L.P. is Unison Capital Corp., Inc., a Missouri corporation wholly owned by the Partnership. The Partnership owns 100% of the outstanding common stock of Edward D. Jones Homeowners, Inc., a Missouri corporation which, in turn, serves as the general partner of EDJ Residential Mortgage Services, a Missouri limited partnership wholly owned by the Partnership, which formerly provided mortgage brokerage and ancillary services. The Partnership owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group, Inc., a Delaware limited purpose corporation which has issued and sold collateralized mortgage obligation bonds, and Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. The Partnership owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.P. and Community
Investment Partners II, L.P., business development companies.

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

Revenues by Source. The following table sets forth, for the past three years the sources of the Partnership's revenues by dollar amounts, (all amounts in thousands):
                                          1994       1993       1992
Commissions
  Listed                             $  63,903  $  72,536   $ 59,256
  Mutual Funds                         202,698    269,818    187,411
  O-T-C                                 18,985     20,786     14,424
  Insurance                             85,759     70,334     46,509
  Other                                    580        596        274
Principal Transactions                 163,050     92,471    131,366
Investment Banking                      36,359     45,001     60,635
Interest & Dividends                    52,143     38,084     30,520
Money-Market Fees                       10,110     10,048     10,751
IRA Custodial Service Fees               5,614      4,387      3,310
Other Revenues                          18,844     15,203      9,514
                                     _________  _________   _________
  Total Revenues                     $ 658,045  $ 639,564   $553,970

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

Insurance. The Partnership has executed several agency agreements with various national insurance companies. Through its approximately 2,608 investment representatives who hold insurance sales licenses, EDJ is able to offer term life insurance, health insurance, and fixed and variable annuities to its customers. Revenues from the sale of insurance products, primarily annuities, approximated 13% of total revenues in 1994, and the overall Insurance area has experienced growth in recent years largely as a result of the growth in the number of representatives licensed to engage in insurance sales.

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

The Syndicate and Underwriting Departments are responsible for the largest portion of the Partnership's investment banking business. In the case of an underwritten offering managed by the Partnership, these departments may form underwriting syndicates and work closely with the branch office system for sales of the Partnership's own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate member, these departments serve as active coordinators between the managing underwriter and the Partnership's branch office system.

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


Interest and Dividends. Interest and dividend income is earned on securities held and margin account balances.

Money Market Fees, IRA Custodial Service Fees and Other Revenues. Other revenue sources include money market management fees and IRA custodial services fees, accommodation transfer fees, gains from sales of certain assets, and other product and service fees. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. In 1991 EDJ became the custodian for its IRA accounts. Each account is charged an annual service fee for services rendered to it by the Partnership.

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

To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for all securities are centralized and executed in St. Louis. The Partnership's processing of paperwork following the execution of a security transaction is automated, and operations are generally on a current basis.

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

Employees. Including its general partners, the Partnership has approximately 9,670 full and part-time employees, including 3,309 who are registered salespeople as of February 24, 1995. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is


$40,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes eight weeks of concentrated instruction and on-the-job training in a branch office. The first phase of training is spent reviewing Series 7 examination materials and preparing for and taking the examination. The first week of the training after passing the examination is spent in a comprehensive training program in St. Louis. The next five weeks include on-the-job training in branch locations reviewing products, office procedures and sales techniques. The broker is then sent to a designated location to establish the EDJ office, conduct market research and prepare for opening the office. After the salesperson has opened a branch office, one final week is spent in a central location to complete the initial training program. Three and six months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training mechanisms to its seasoned sales force. Although the Partnership pays the broker during the transition period, the broker must fulfill special tasks before being awarded full branch status. EDJ's basic brokerage payout is similar to its competitors. A bonus may also be paid based on the profitability of the branch and the profitability of the Partnership.

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

Regulation. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EDJ or an affiliate is registered as a broker-dealer in 50 states, Puerto Rico and Canada.

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

ITEM 2.   PROPERTIES

The Partnership conducts its headquarters operations from 19 separate buildings in St. Louis County, Missouri. The headquarters facilities are comprised of 18 separate buildings containing approximately 761,700 usable square feet which it owns and one building which it leases. In addition, the Partnership leases approximately 5,000 square feet of office space for its Canadian headquarters operations in Mississauga, Ontario. The Partnership also maintains facilities in 3,356 branch locations which (as of December 31, 1994) are predominantly rented under cancellable leases.

Furniture, fixtures, computer and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. The Partnership's lease commitments are summarized in the Notes to the Consolidated Financial Statements appearing elsewhere herein.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                           1994     1993      1992     1991     1990

Revenues               $658,045 $639,564  $553,970 $411,588 $316,503
Net income               53,857   66,211    62,282   40,875   22,553

Net income per
  weighted average
  $1,000 equivalent
  limited partnership
  unit outstanding      $127.59  $194.62   $238.41  $185.92  $130.52

Weighted average
  $1,000 equivalent
  limited partnership
  units outstanding      63,165   50,381    41,160   42,616   25,874

Net income per
  weighted average


  $1,000 equivalent
  subordinated limited
  partnership unit
  outstanding           $237.83  $350.32   $418.21  $322.38  $212.86

Weighted average
  $1,000 equivalent
  subordinated limited
  partnership units
  outstanding            21,789   16,936    12,941   10,624   10,190







Summary Balance Sheet Data:

                           1994     1993      1992     1991     1990

Total assets           $953,359 $800,478  $653,253 $513,730 $422,257
                        =======  =======   =======  =======  =======

Long-term debt        $  41,779 $ 33,317  $ 23,847 $ 24,769 $ 19,977

Other liabilities,
  exclusive of
  subordinated
  liabilities           585,057  514,386   414,110  326,229  250,772

Subordinated liabilities136,000   73,000    78,000   48,000   50,400

Total partnership
  capital               190,523  179,775   137,296  114,732  101,108
                       ________ ________  ________ ________ ________
Total liabilities and
  partnership capital  $953,359 $800,478  $653,253 $513,730 $422,257
                       ======== ========  ======== ======== ========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in major categories of revenues and expenses for the last two years (Dollar amounts in thousands.)
                                  1994 vs. 1993         1993 vs. 1992
                                          Increase - (Decrease)
                               Amount  Percentage  Amount Percentage

Revenues
  Commissions                 $(62,445)    (14)%  $126,496       41%
  Principal transactions        70,579        76  (38,895)      (30)
  Investment banking           (8,642)      (19)  (15,634)      (26)
  Interest and dividends        14,059        37     7,564        25
  Other                          4,930        17     6,063        26
                              _________      ___  ________       ___

                                18,481         3    85,594        15
                              _________      ___  ________       ___
Expenses
  Employee and partner
    compensation and benefits  (6,997)       (2)    57,613        17
  Occupancy and equipment        9,916        17    10,069        20
  Communications and data
    processing                  13,724        40     4,898        17
  Interest                       9,616        50     3,632        23
  Payroll and other taxes        3,108        17     1,767        11
  Floor brokerage and
    clearance fees               (371)       (6)       781        15
  Other operating expenses       1,839         4     2,905         7
                              _________      ___  _________      ___

                                30,835         5    81,665        17
                              _________      ___  _________      ___

  Net income                  $(12,354)    (19)%  $  3,929        6%

                RESULTS OF OPERATIONS (1994 VERSUS 1993)

Revenues increased 3% ($18.5 million) over 1993 to $658 million.
Expenses increased by 5% ($31 million) resulting in net income of $54 million, a decrease of 19% ($12 million) over 1993.

In 1994, the Partnership increased its salesforce by 23% to 3,378 investment representatives compared with 2,745 at the end of 1993. The growth in the salesforce contributed to a 7% increase in dollars invested by EDJ customers which grew from $17.8 billion in 1993 to $19.1 billion in 1994. Productivity measured on an individual investment representative basis, however, has decreased as EDJ has increased its investment representatives. Many of the new investment representatives are beginners in the industry who generally achieve profitability after about 30 months. In addition, the product mix of the firm has shifted away from mutual funds and into Certificates of Deposit, Corporate, Government and Municipal bonds, which has reduced the margin on customer dollars invested compared with 1993. As the yield curve has flattened, customers were inclined to purchase shorter term investments, which carry lower margins compared with longer term investments and equities. These factors combined caused an overall increase in revenues of 3% ($18.5 million) over 1993 to $658 million.

Commission revenues decreased $62 million primarily from a $79 million (35%) decrease in mutual fund commissions offset by a $10 million increase in mutual fund service fees. Listed and over-the-counter agency commissions decreased $8.5 million or 10% over 1993. Insurance commissions increased 18%, with variable and fixed annuities increasing by $12.8 million. With rising interest rates over the year, customers increased their investments in short and intermediate term fixed income securities.

Principal transaction revenues increased 76% ($71 million) with government and municipal bond revenues increasing $46 million.
Revenues from collateralized mortgage obligations (CMOs) increased 123% ($15.5 million) and corporate bonds increased 38% ($6.3 million). At the same time, O-T-C principal stock sales decreased by $1 million.

Investment banking revenues declined 19% ($8.6 million) from substantial decreases in equity originations and syndicate equity participations ($7.2 million). Syndicate CMOs decreased 89% ($5.5 million) with the decrease partially offset by certificate of deposit revenue increasing 110% ($9.1 million).

Interest and dividend revenues increased 37% or $14 million. Customers' margin loan balances increased 4% in 1994 ($17 million) ending the year at $468 million. Customer margin loan revenue increased 38% ($11.1 million) primarily due to the increase in interest rates during the year. U.S. Government and agency interest income increased 42% ($2.8 million) from $6.5 million as the Partnership increased Investment Securities by approximately $60 million during the year.

Other revenues increased $5 million (17%) over 1993. Revenues from non-bank custodian IRA accounts resulted in an increase of $1.2 million in 1994.

Overall expenses increased 5% ($31 million) as the Partnership continued to incur significant costs related to the growth of its salesforce, which has increased approximately 23% for each of the last three years. The Partnership incurred approximately $28 million of training, salary and other costs in order to support the growth in the salesforce compared with $21 million in 1993.

The Partnership's compensation structure for its investment representatives and non-sales personnel is designed to expand or contract substantially as a result of changes in revenues, net income and profit margins. As a result of decreased revenues and net income in 1994, variable compensation, including bonuses and profit sharing contributions, declined by $35 million or 44% from 1993 levels. This was offset by increases in headquarter, branch and trainee compensation which increased to support the 23% growth in the salesforce. Overall, compensation decreased by $7 million.

Other operating expenses are less influenced by decreasing revenues and net income. In total, these expenses increased by $38 million, or 21%, and were primarily related to the headquarters and increased branch expenses necessary to support a rapidly growing salesforce.


             RESULTS OF OPERATIONS (1993 VERSUS 1992)

Revenues increased 15% ($86 million) over 1992 to $640 million. Expenses increased by 17% ($82 million) resulting in net income of $66 million, an increase of 6% ($4 million) over 1992. These results were significantly influenced by the Partnership's activities in connection with the expansion of its salesforce. The number of investment representatives increased 24% in 1993 to 2,745. By comparison, 1992's growth in investment representatives was 22%. The Partnership incurred significant training, salary and other costs in support of new investment representatives. The net impact of these direct expenses amounted to nearly $21 million during 1993 ($14 million in 1992). Additionally, the Partnership made significant increases in home office overhead to support the increased salesforce.

Commission revenues increased $126 million fueled by a $82 million (44%) increase in mutual fund commissions and service fees. Listed and over-the-counter agency commissions increased $18 million or 24% over 1992. Insurance commissions increased 56%, with variable and fixed annuity commissions increasing $26 million. The increasing level of securities prices along with lower interest rates turned individual investors to equity markets and equity based investments in search of more attractive returns. The continued strength of the securities markets led to solid increases in commission generated from the sales of securities products.

Principal transaction revenues decreased 30% ($39 million). CMO revenues decreased $11.3 million, government and municipal bond revenues decreased by $9.7 million and $3.7 million, respectively. Prior to 1993, municipal bond syndicate revenues were included in principal transaction revenues. In 1993, these revenues, totalling $10.3 million, were included in investment banking revenues. The majority of the principal transaction revenue decreases largely resulted from historically low interest rates and the resulting popularity of equity based investments.

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

Other revenues increased $6 million (26%) over 1992. Revenues from non-bank custodian IRA accounts resulted in an increase of $1 million in 1993.

Overall expenses increased 17% ($82 million). The Partnership's compensation structure for its investment representatives is designed to expand or contract substantially as a result of changes in revenues, net income and profit margins. Similarly, non-sales personnel compensation from bonuses and profit sharing contributions expands and contracts in relation to net income. The Partnership's non-compensation related expenses are less responsive to changes in revenues and net income. Rather, these expenses are influenced by the number of salespeople, growth of the salesforce, the number of customer accounts and, to a lesser extent, the volume of transactions. As a result of its expense structure, the Partnership's compensation expense increased 17% . The Partnership's expenses other than compensation increased 15%. Increased expense levels related to supporting a larger number of investment representatives and branch offices were primarily responsible for the increase in operating expenses.


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

Liquidity and Capital Adequacy

The Partnership's equity capital at December 31, 1994, was $190.5 million compared to $179.8 million at December 31, 1993. Overall, equity capital increased 6%, primarily due to the retention of earnings and issuance of partnership interests. The Partnership issued additional limited partnership interests in August 1993 of $24.8 million and additional subordinated limited partnership interest of $4.4 and $5.2 million in 1993 and 1994, respectively.

At December 31, 1994, the Partnership had a $36.7 million balance of cash and cash equivalents. Lines of credit are in place at ten banks aggregating $615 million ($570 million were through uncommitted facilities). Actual borrowing availability is primarily based on securities owned and customers' margin securities.

In addition, the Partnership increased its subordinated liabilities by approximately $63 million during the year, the net proceeds of which were primarily invested in U.S. Government Obligations.

The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides the partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1994, EDJ's Net Capital of $153,163,000 was 31% of aggregate debit items and its net capital in excess of the minimum required was $143,423,000. Net Capital and the related capital percentage may fluctuate on a daily basis.

Cash Flows

Cash and cash equivalents increased $7,884,000 from December 31, 1993, to December 31, 1994. Cash flows were primarily provided from net income, a decrease in net receivables from customers, brokers, dealers or clearing organizations and increases in short term bank loans, issuance of subordinated debt and the issuance of long term debt.
Cash flows were primarily used to decrease accounts payable and accrued expenses, increase securities owned, purchase equipment, property and improvements, repay long-term debt, repay subordinated liabilities and fund capital withdrawals and distributions.


Cash and cash equivalents decreased $8,932,000 from December 31, 1992, to December 31, 1993. Cash flows were primarily provided from net income, a decrease in securities owned, an increase in short and long term bank loans and the issuance of partnership interests. Cash flows were primarily used to increase net receivables from customers and brokers, purchase equipment, property and improvements, and fund withdrawals and distributions.

Cash and cash equivalents increased $5,308,000 from December 31, 1991, to December 31, 1992. Cash flows were primarily provided from net income, an increase in short term bank loans and the issuance of subordinated debt. Cash flows were primarily used to increase net receivables from customers, increase securities owned, purchase equipment, property and improvements, and fund capital withdrawals and distributions.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1994, compared with the year ended December 31, 1993. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. The firm carried higher trading inventory levels in 1994 as compared to 1993. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are non-interest bearing sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

The Partnership's growth in recent years has been financed through sales of limited partnership interest to its employees, retention of earnings and private placements of long-term and subordinated debt.


























ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Financial Statements Included in this Item

                                                                 Page
                                                                   No.

      Report of Independent Public Accountants                   19

      Consolidated Statements of Financial Condition as of
      December 31, 1994 and 1993                                 20

      Consolidated Statements of Income for the years ended
      December 31, 1994, 1993 and 1992                           22

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1993 and 1992                           23

      Consolidated Statements of Changes in Partnership Capital
      for the years ended December 31, 1994, 1993 and  1992      24

      Notes to Consolidated Financial Statements                 25


























REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, a Limited Partnership:

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, a Limited Partnership (a Missouri limited partnership) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, a Limited Partnership and subsidiaries as of December 31, 1994 and 1993, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                   ARTHUR ANDERSEN LLP


St. Louis, Missouri,
February 21, 1995

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               ASSETS

                                            December 31,  December 31,
(Amounts in thousands)                            1994           1993

Cash and cash equivalents                    $   36,682   $   28,798

Receivable from:
  Customers (Note 2)                            497,961      464,760
  Brokers or dealers and clearing
  organizations (Note 3)                         16,604       32,550

Securities owned, at market value (Note 4):
  Inventory securities                           91,308       60,371
  Investment securities                         137,066       73,575

Office equipment, property and improvements,
  net (Note 5)                                  125,764      102,434

Other assets                                     47,974       37,990
                                             __________   __________

                                             $  953,359   $  800,478


The accompanying notes are an integral part of these statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  LIABILITIES AND PARTNERSHIP CAPITAL

                                              December 31, December 31,
(Amounts in thousands)                            1994          1993

Bank loans (Note 6)                          $  165,000   $  139,261

Payable to:
  Customers (Note 2)                            293,324      242,584
  Brokers or dealers and clearing
  organizations (Note 3)                         13,225        8,092

Securities sold but not yet purchased, at
  market value (Note 4)                          16,037       17,766

Accounts payable and accrued expenses            39,425       37,419

Accrued compensation and employee benefits       58,046       69,264

Long-term debt (Note 7)                          41,779       33,317
                                             ____________ __________
                                                626,836      547,703
Liabilities subordinated to claims
  of general creditors (Note 8)                 136,000       73,000

Partnership capital (Notes 9 and 10):
  Limited partners                               67,461       71,222
  Subordinated limited partners                  23,722       19,163
  General partners                               99,340       89,390


                                             ____________ __________
                                                190,523      179,775
                                             ____________ __________

                                             $  953,359   $  800,478


The accompanying notes are an integral part of these statements.

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended

(Amounts in thousands,              December 31 December 31 December 31
 except per unit information)            1994       1993        1992

Revenues:
  Commissions                        $ 371,925  $ 434,370   $307,874
  Principal transactions               163,050     92,471    131,366
  Investment banking                    36,359     45,001     60,635
  Interest and dividends                52,143     38,084     30,520
  Other                                 34,568     29,638     23,575
                                     _________  _________   _________
                                       658,045    639,564    553,970
                                     __________ _________   _________
Expenses:
  Employee and partner
  compensation and benefits (Note 11)  382,920    389,917    332,304
  Occupancy and equipment
  (Notes 5 & 12)                        69,465     59,549     49,480
  Communications and data processing    47,891     34,167     29,269
  Interest (Notes 6, 7 and 8)           28,744     19,128     15,496
  Payroll and other taxes               21,288     18,180     16,413
  Floor brokerage and clearance fees     5,770      6,141      5,360
  Other operating expenses              48,110     46,271     43,366
                                     _________  _________   _________
                                       604,188    573,353    491,688
                                     _________  _________   _________


Net income                           $  53,857  $  66,211   $ 62,282
                                      ========   ========   ========
Net income allocated to:
  Limited partners                   $   8,059  $   9,805   $  9,813
  Subordinated limited partners          5,182      5,933      5,412
  General partners                      40,616     50,473     47,057
                                     _________  _________   _________
                                     $  53,857  $  66,211   $ 62,282
                                      ========   ========   ========
Net income per weighted average $1,000
equivalent partnership units outstanding:
  Limited partners                   $  127.59  $  194.62   $ 238.41
                                      ========   ========   =========
  Subordinated limited partners      $  237.83  $  350.32   $ 418.21
                                      ========   ========   ========
Weighted average $1,000 equivalent
partnership units outstanding:
  Limited partners                      63,165     50,381     41,160
                                      ========   ========   ========
  Subordinated limited partners         21,789     16,936     12,941
                                      ========   ========   ========

The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended
                                    December 31 December 31 December 31
(Amounts in thousands)                   1994        1993        1992
CASH FLOWS (USED) PROVIDED BY
OPERATING ACTIVITIES:
 Net income                          $  53,857  $  66,211   $ 62,282
 Adjustments to reconcile net income
  to net cash (used) provided by
  operating activities:
  Depreciation and amortization         19,236     16,800     14,728
  Decrease (increase) in net receiv-
     able from/payable to customers     17,539    (37,374)   (90,526)
  Decrease (increase) in net
     receivable from/payable to
     brokers or dealers and clearing
     organizations                      21,079    (24,493)    13,401
  (Increase) decrease in securities
     owned, net                        (96,157)    20,902      2,573
  (Decrease) increase in accounts
     payable and other accrued
     expenses                           (9,212)     6,960        106
  Increase in other assets              (9,984)    (7,828)    (7,744)
  Net cash  (used) provided by
     operating activities               (3,642)    41,178     (5,180)

CASH FLOWS USED BY INVESTING
ACTIVITIES:
 Purchase of office equipment,
  property and improvements, net       (42,566)   (47,109)   (28,872)

CASH FLOWS PROVIDED (USED) BY
FINANCING ACTIVITIES:
 Increase in bank loans                 25,739     16,261     50,000
 Issuance of long-term debt             44,859     11,700          -
 Repayment of long-term debt           (36,397)    (2,230)      (922)
 Issuance of subordinated
  liabilities                           92,000          -     30,000
 Repayment of subordinated
  liabilities                          (29,000)    (5,000)         -
 Issuance of partnership interests       5,167     29,195      2,396
 Redemption of partnership interests    (2,343)    (1,193)    (1,326)
 Withdrawals and distributions from
  partnership capital                  (45,933)   (51,734)   (40,788)
  Net cash provided (used) by
  financing activities                  54,092     (3,001)    39,360
  Net increase (decrease) in cash
  and cash equivalents                   7,884     (8,932)     5,308

CASH AND CASH EQUIVALENTS,
 beginning of year                      28,798     37,730     32,422

 end of year                         $  36,682  $  28,798   $ 37,730

The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

             YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


                                       Subordinated
                                Limited     Limited   General
                            Partnership Partnership Partnership
                                Capital     Capital    Capital   Total

Balance, December 31, 1991    $ 46,687  $ 11,788  $ 56,257  $114,732
Issuance of partnership
  interests                          -     2,396         -     2,396
Redemption of partnership
  interests                     (1,175)     (151)        -    (1,326)
Net income                       9,813     5,412    47,057    62,282
Withdrawals and distributions   (7,997)   (4,729)  (28,062)  (40,788)
                              _________ _________ _________ ________

Balance, December 31, 1992    $ 47,328  $ 14,716  $ 75,252  $137,296
Issuance of partnership
  interests                     24,763     4,432         -    29,195
Redemption of partnership
  interests                     (1,193)        -         -    (1,193)
Net income                       9,805     5,933    50,473    66,211
Withdrawals and distributions   (9,481)   (5,918)  (36,335)  (51,734)
                              _________ _________ _________ _________


Balance, December 31, 1993    $ 71,222  $ 19,163  $ 89,390  $179,775
Issuance of partnership
  interests                          -     5,167         -     5,167
Redemption of partnership
  interests                     (1,905)     (438)        -    (2,343)
Net income                       8,059     5,182    40,616    53,857
Withdrawals and distributions   (9,915)   (5,352)  (30,666)  (45,933)
                              _________ _________ _________ _________

Balance, December 31, 1994    $ 67,461  $ 23,722  $ 99,340  $190,523


The accompanying notes are an integral part of these statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1994, 1993 AND 1992


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Partnership's Business and Basis of Accounting. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, a Limited Partnership, and all wholly owned subsidiaries (the "Partnership"). All material intercompany balances and transactions have been eliminated.

The Partnership conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks. The Partnership's principal operating subsidiary is Edward D. Jones & Co., L.P. ("EDJ"), a registered broker/dealer.

Cash and Cash Equivalents. The Partnership considers all short-term investments with original maturities of three months or less, that are not held for sale to customers, to be cash equivalents.

Securities Transactions. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. These transactions (and related revenue and expense) are recorded on a settlement date basis, generally representing the fifth business day following the transaction date, which is not materially different than a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

Securities Owned. Securities owned are valued at current market prices. Unrealized gains or losses are reflected in principal transactions revenue.

Office Equipment, Property and Improvements. Office equipment is depreciated using straight-line and accelerated methods over estimated useful lives of five to ten years. Buildings are depreciated using the straight-line method over estimated useful lives approximating thirty years. Amortization of property improvements is computed based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant renewals and betterments are capitalized.

Segregated Cash Equivalents and Securities Owned. Rule 15c3-3 of the Securities and Exchange Commission requires deposits of cash or securities to a special reserve bank account for the benefit of customers if total customer related credits exceed total customer related debits, as defined. No deposits of cash or securities were required as of December 31, 1994 or 1993.

Income Taxes. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, a Limited Partnership, is organized as a partnership, and each partner is liable for its own tax payments.

Reclassifications. Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 financial statement presentation.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Accounts receivable from and payable to customers include margin balances and amounts due on uncompleted transactions. Values of securities owned by customers and held as collateral for these receivables are not reflected in the financial statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request.

NOTE 3 -  RECEIVABLE FROM AND PAYABLE TO BROKERS OR DEALERS      AND
CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers or dealers and clearing organizations are as follows:

(Amounts in thousands)                            1994          1993

Securities failed to deliver                 $    3,864   $    7,030
Deposits paid for securities borrowed             8,604       22,048


Deposits with clearing organizations              2,448        2,446
Other                                             1,688        1,026
                                             __________   __________
Total receivable from brokers or dealers
and clearing organizations                   $   16,604   $   32,550
                                             ==========   ==========

Securities failed to receive                 $   10,064   $    6,580
Deposits received for securities loaned           2,735        1,239
Other                                               426          273
                                             __________   __________
Total payable to brokers or dealers and
  clearing organizations                     $   13,225   $    8,092


"Fails" represent the contract value of securities that have not been received or delivered by settlement date.













NOTE 4 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):



                                      1994                 1993
                                _____________________________________
                                       Securities          Securities
                                         Sold but            Sold but
                              Securities  not yet  Securities not yet
(Amounts in thousands)           Owned   Purchased    Owned Purchased

Inventory Securities:
  Certificates of deposit     $  3,113  $    246  $  3,691  $     49
  U.S. and Canadian government
     and agency obligations     18,501    11,201     4,123    15,070
  State and municipal
     obligations                42,860       726    34,306       839
  Corporate bonds and notes     16,342     3,145    10,045       818
  Corporate stocks              10,492       719     8,206       990
                              _________ _________ _________ _________
                              $ 91,308  $ 16,037  $ 60,371  $ 17,766
                              ========  ========  ========  ========


Investment Securities:
  U.S. government and agency
     obligations              $137,066            $ 73,575
                              ========            ========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of futures contracts and U.S. government securities. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in interest rates and market conditions. Any gain or loss on the hedging activities is recognized in principal transactions revenue.

NOTE 5 - OFFICE EQUIPMENT, PROPERTY AND IMPROVEMENTS

Office equipment, property and improvements are summarized as follows:

(Amounts in thousands)                            1994          1993

Land                                         $   13,705   $   13,705
Buildings and improvements                       76,142       62,035
Office equipment                                 78,902       70,213
Furniture and fixtures                           51,557       36,383
                                             __________   __________
  Total office equipment, property and
  improvements                                  220,306      182,336

Accumulated depreciation and amortization      (94,542)     (79,902)
                                             __________   __________
  Office equipment, property  and
  improvements, net                          $  125,764   $  102,434
                                             ==========   ==========




NOTE 6 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 1994, the Partnership had bank lines of credit aggregating $615,000,000 of which $570,000,000 were through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. Short-term bank loans outstanding at December 31, 1994 and 1993, are collateralized by securities owned by the Partnership and customers' margin securities with a market value of $475,594,000 and $363,740,000, respectively. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 6.98% and 4.17% at December 31, 1994, and 1993, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $159,600,000, $99,100,000 and $57,794,000 and
the average interest rate (computed on the basis of the average aggregate loans outstanding) was 5.22%, 4.04% and 4.40% for the years ended December 31, 1994, 1993 and 1992, respectively.


Cash paid for interest on bank loans, long-term debt, capital notes and other liabilities was $22,550,000, $14,059,000 and $10,956,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

NOTE 7 - LONG-TERM DEBT

Long-term debt is comprised of the following:

(Amounts in thousands)                             1994         1993

Note payable, 9%, retired during 1994.       $        -   $    9,600

Note payable, 9.875%, retired during 1994.            -       12,282

Note payable, 8.5%, retired during 1994.              -       11,435

Note payable, secured by equipment, interest
at the prime rate, due in variable monthly
installments of $194,444 plus interest with
the final payment of $1,200,000 due on
May 1, 1997.                                      6,450            -

Note payable, secured by property, interest at
8.72% per annum, principal and interest due in
monthly installments of $289,700 with the final
installment due on June 5, 2003.                 20,818            -

Note payable, secured by property, interest at
8.23% per annum, principal and interest due in
monthly installments of $149,659 due on
April 5, 2008.                                   14,511            -
                                             __________   __________

                                             $   41,779   $   33,317


Required annual principal payments, as of December 31, 1994, are as follows:


                                       Principal Payment
                     Year            (Amounts in thousands)

                    1995                   $  4,687
                    1996                      4,898
                    1997                      4,577
                    1998                      3,043
                    1999                      3,315
                    Thereafter               21,259
                                            _______
                                           $ 41,779
                                             ======

The Partnership has land, buildings and equipment with a carrying value of $51,457,000 at December 31, 1994, which are subject to security agreements that collateralize various notes payable. The Partnership has estimated the fair value of the long-term debt to be approximately $38,199,000 and $36,493,000 as of December 31, 1994 and 1993, respectively.


NOTE 8 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                               (Amounts in thousands)
                                                   1994          1993

Capital notes, 9.375%, retired during 1994.  $        -   $   15,000

Capital notes, 10.6%, due in installments of
$7,000,000 on March 15, 1995 and 1996.           14,000       28,000

Capital notes, 8.96%, due in annual
installments of $6,000,000 commencing on
May 1, 1998, with a final installment on
May 1, 2002                                      30,000       30,000

Capital notes, 7.95%, due in annual
installments of $10,225,000 commencing on
April 15, 1998, with a final installment
of $10,200,000 due on April 15, 2006.            92,000            -
                                             __________   __________

                                             $  136,000   $   73,000


The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1994, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $110,000,000 and Net Capital as computed in accordance with the uniform Net Capital rule of 7.5% of aggregate debit items (See Note 10).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $130,520,000 and $76,726,000 as of December 31, 1994 and 1993, respectively.

NOTE 9 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 62,375 and 64,280 $1,000 units at December 31, 1994 and 1993, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $4,741,000, $3,781,000, and $3,090,000 for the years ended
December 31, 1994, 1993 and 1992, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 22,020 and 17,290 $1,000 units at December 31, 1994 and 1993, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Included in partnership capital at December 31, 1994 and 1993, are undistributed profits of $14,679,000 and $17,964,000, respectively, that will be withdrawn by the partners.

NOTE 10 - NET CAPITAL REQUIREMENTS

As a result of its activities as a broker/dealer, EDJ, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1994, EDJ's Net Capital of $153,163,000 was 31% of aggregate debit items and its Net Capital in excess of the minimum required was $143,423,000. Net Capital as a percentage of aggregate debits after anticipated capital withdrawals was 30%. Net Capital and the related capital percentage may fluctuate on a daily basis. EDJ's Net Capital excludes $15,130,000 of undistributed profits that will be withdrawn by the partners.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. However, participants may contribute on a voluntary basis. Approximately $13,835,000, $16,716,000, and $15,625,000 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1994, 1993 and 1992, respectively. No post retirement benefits are provided.




NOTE 12 - COMMITMENTS

Furniture, fixtures, computer and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. The Partnership's lease commitments are:

                             (Amounts in thousands)

                    1995         $   13,155
                    1996             11,289
                    1997             11,586
                    1998              6,076
                    1999              2,122

Rent expense was $35,558,000, $28,385,000, and $24,837,000 for the
years ended December 31, 1994, 1993 and 1992, respectively.


On October 25, 1994, the Partnership entered into an Agreement and Plan of Acquisition with Boone National Savings and Loan Association, F.A. to acquire the Association for a purchase price of approximately $8.6 million. The Partnership is in the process of obtaining regulatory approval for this transaction.

NOTE 13 - CONTINGENCIES

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


ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING
AND FINANCIAL DISCLOSURE

None



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, a Limited Partnership, being organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 24, 1995, the Partnership is comprised of 115 general partners, 1,918 limited partners and 59 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 115 general partners.

The Management Committee of the Partnership is comprised of John W. Bachmann, Douglas E. Hill, Charles R. Larimore, Richie L. Malone, Steven Novik, Darryl L. Pope, Gary D. Reamey, Connie M. Silverstein, Edward Soule, Robert Virgil, Jr., and James D. Weddle. The purpose of the Management Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Management Committee shall succeed to all of the powers and duties of the managing partner.

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



A listing of the names, ages, dates of becoming a general partner and area of responsibility for each general partner follows at February 24, 1995:

                                Became
                               General
Name                       Age Partner  Area of Responsibility

Warren K. Akerson          52   1974  Sales
Allan J. Anderson          52   1992  Sales Management
John W. Bachmann           56   1970  Managing Partner
Thomas M. Bartow           45   1989  Sales Training
James D. Bashor            40   1990  Regional Sales Leader
Robert J. Beck             40   1983  Municipal Trading
Roger W. Bennett           39   1995  Regional Sales Leader
John D. Beuerlein          41   1979  Sales Management
John S. Borota             54   1978  Sales Hiring
William H. Broderick, III  42   1986  Syndicate
Morton L. Brown            48   1978  Managed Investments
Spencer B. Burke           46   1987  Investment Banking
Daniel A. Burkhardt        47   1979  Investment Banking
Jack L. Cahill             45   1980  Sales Management
Brett A. Campbell          36   1993  Marketing
Donald H. Carter           51   1994  Regional Sales Leader
John J. Caruso             48   1988  Information Systems
Guy R. Cascella            37   1992  Sales Management
Pamela K. Cavness          32   1995  Compliance
Craig E. Christell         38   1994  Regional Sales Leader
Richard A. Christensen, Jr.47   1978  Mutual Funds Processing
Robert J. Ciapciak         39   1988  Market Research
David W. Clapp             45   1978  Sales Management
Stephen P. Clement         45   1990  Video Communications
Cheryl J. Cook-Schneider   36   1995  Compliance
Loyola A. Cronin           37   1987  Branch Staff Training
Stanley A. Cunningham      51   1995  Regional Sales Leader
Harry J. Daily, Jr.        48   1985  Regional Sales Leader
Cynthia A. Doria           39   1995  Legal
Terry A. Doyle             45   1992  Regional Sales Leader
William T. Dwyer, Jr.      39   1994  Regional Sales Leader
Abe W. Dye                 50   1984  Sales Management
Allen R. Eaker             48   1989  Regional Sales Leader
Norman L. Eaker            38   1984  Securities Processing
Kevin Eberle               44   1993  Regional Sales Leader
Michael J. Esser           46   1983  Advanced Sales Training
Kevin N. Flatt             46   1989  Fixed Income/Equity Trading
John A. Fowler             47   1979  Customer Tax Support
Steve Fraser               39   1993  Securities Processing
Colleen A. Geraty          33   1995  Advertising
Chris A. Gilkison          41   1994  Branch Locations
Barbara G. Gilman          56   1988  Trust Marketing
Steven L. Goldberg         36   1987  Central Services
Ronald Gorgen              45   1993  Field Services
Robert L. Gregory          52   1974  Sales Hiring
Kevin C. Haarberg          40   1995  Regional Sales Leader
Patricia F. Hannum         34   1988  Financial Services
Stephen P. Harrison        46   1990  Regional Sales Leader
James W. Harrod            59   1974  Sales Training
David L. Hayes             39   1994  Regional Sales Leader
Randy K. Haynes            39   1994  Operations


John M. Hess               47   1992  Regional Sales Leader
Mary Beth Heying           37   1994  Communications
Douglas E. Hill            50   1974  Product Management
Don R. Howard              43   1995  Regional Sales Leader
Stephen M. Hull            50   1994  Regional Sales Leader
Earl H. Hull, Jr.          49   1990  Regional Sales Leader
Glennon D. Hunn            52   1984  Information Systems
Gary R. Hunziker           54   1994  Regional Sales Leader
Paul C. Husted             41   1990  Regional Sales Leader
Thomas G. Iorio            34   1994  Regional Sales Leader
Mellany F. Isom            41   1984  Sales Hiring
Myles P. Kelly             41   1989  Accounting
Timothy J. Kirley          41   1994  Customer Segments
James A. Krekeler          30   1995  Investment Banking
Charles R. Larimore        54   1981  Branch Administration
Ronald E. Lemonds          58   1972  Equity Marketing
Mark Leverenz              39   1995  Securities Processing
Michele Liebman            38   1994  Information Systems
Richie L. Malone           46   1979  Information Systems
Richard G. McCarty         55   1990  Regional Sales Leader
James A. McKenzie          50   1977  Regional Sales Leader
Thomas Migneron            34   1993  Internal Audit
Richard G. Miller, Jr.     39   1991  Regional Sales Leader
Thomas W. Miltenberger     47   1985  Mutual Funds Marketing
Merry L. Mosbacher         36   1986  Investment Banking
Joseph M. Mott, III        37   1989  Insurance/Annuities Marketing
Matt B. Myre               38   1988  Regional Sales Leader
Rodger W. Naugle           53   1992  Regional Sales Leader
Steven Novik               45   1983  Accounting
Cynthia Paquette           34   1993  Information Systems
Robert K. Pearce           45   1989  Human Resources
Darryl L. Pope             55   1971  Operations
Gary D. Reamey             39   1984  Canada Division
James L. Regnier           37   1994  Sales Training
Ray L. Robbins, Jr.        50   1975  Research
Stephen T. Roberts         42   1981  Compliance
Wann V. Robinson           44   1992  Regional Sales Leader
Douglas Rosen              34   1993  Regional Sales Leader
Harry John Sauer, III      37   1988  Dividend Processing
Philip R. Schwab           46   1978  Syndicate
Robert D. Seibel           60   1974  Regional Sales Leader
Festus W. Shaughnessy, III 39   1988  Sales Training
Connie M. Silverstein      39   1988  Sales Hiring
Alan F. Skrainka           33   1989  Research
John S. Sloop              46   1990  Sales Management
Ronald H. Smith            55   1984  Regional Sales Leader
Lawrence R. Sobol          44   1977  General Counsel
Edward Soule               42   1986  Accounting
Lawrence E. Thomas         39   1983  Government Bond Trading
Terry R. Tucker            40   1988  Information Systems
Richard G. Unnerstall      39   1989  Information Systems
Robert Virgil, Jr.         60   1994  Headquarters Administration
JoAnn Von Bergen           45   1986  Cash Processing
Donald E. Walter           49   1983  Compliance Director
Bradley T. Wastler         42   1989  Sales Management
James D. Weddle            41   1984  Sales Management
Vicki Westall              35   1993  Product Review
Thomas J. Westphal         36   1989  Customer Statements
Heidi Whitfield            34   1993  Product Review
Robert D. Williams         33   1994  Regional Sales Leader


A. Thomas Woodward         48   1985  Sales Management
Price P. Woodward          32   1993  Regional Sales Leader
Alan T. Wright             48   1994  Investment Banking
Bradley A. Ytterberg       40   1994  Customer Segments


Except as indicated below, each of the General Partners has been a general partner of the Partnership for more than the preceding five years.

Allan J. Anderson, joined the Partnership in 1984 as a registered representative and became a general partner in 1992.

Roger W. Bennett, joined the Partnership in 1982 as a registered representative and became a general partner in 1995.

Brett A. Campbell, joined the Partnership in 1984 as a registered representative and became a general partner in January 1993.

Donald H. Carter, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Guy Cascella, joined the Partnership in 1983 as a registered representative and became a general partner in 1992.

Pamela K. Cavness, joined the Partnership in 1987 in the Compliance Department and became a general partner in 1995. Prior to this, she worked as an investment representative for a NYSE registered broker/dealer, earned a MBA in finance and currently serves as an arbitrator for the National Association of Securities Dealers.

Craig E. Christell, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Cheryl Cook-Schneider, joined the Partnership in 1987 in the Compliance Department and became a general partner in January 1995. Prior to this, she passed the Missouri Bar Exam and worked as an attorney in private practice.

Stanley A. Cunningham, joined the Partnership in 1981 as a registered representative and became a general partner in January 1995.

Cynthia A. Doria, joined the Partnership in 1984 as an attorney in the Legal Department and became a general partner in January 1995. Prior to this, she handled litigation defense for three years in a St. Louis law firm.

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


Colleen A. Geraty, joined the Partnership in 1987 in the Advertising Department and became a general partner in January 1995.

Chris A. Gilkison, joined the Partnership in 1987 as a registered representative and became a general partner in January 1994.

Ronald Gorgen, joined the Partnership in 1980 as a registered representative and became a general partner in January 1993.

Kevin C. Haarberg, joined the Partnership in 1984 as a registered representative and became a general partner in January 1995.

David L. Hayes, joined the Partnership in 1977 active in hiring and training and became a general partner in January 1994.

Randy K. Haynes, joined the Partnership in 1984 as a registered representative and became a general partner in January 1994.

John M. Hess, joined the Partnership in 1982 as a registered representative and became a general partner in 1992.

Mary Beth Heying, joined the Partnership in 1984 in the Communications Department and became a general partner in January 1994.

Don R. Howard, joined the Partnership in 1984 as a registered representative and became a general partner in January 1995.

Steven M. Hull, joined the Partnership in 1973 as a registered representative and became a general partner in 1994.

Gary R. Hunziker, joined the Partnership in 1986 as a registered representative and became a general partner in January 1994.

Thomas G. Iorio, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Timothy J. Kirley, joined the Partnership in 1983 as a registered representative and became a general partner in 1994.

James A. Krekeler, joined the Partnership in 1988 in the Research
Department and became a general partner in January 1995. Prior to this, he received his MBA from Washington University and is a Chartered Financial Analyst.

Mark Leverenz, joined the Partnership in 1988 in the Operations Department and became a general partner in January 1995. Prior to this, he served as Vice President and Corporate Controller at a NYSE registered broker/dealer and was a CPA with Arthur Andersen & Co.

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

Bradley A. Ytterberg, joined the Partnership in 1984 as a registered representative and became a general partner in 1994.

Daniel A. Burkhardt is a director of Essex County Gas Company, Amsebury, Massachusetts; Galaxy Cablevision Management, Inc., Sikeston, Missouri; Mid-American Reality Investments, Inc., Omaha, Nebraska; Southeastern MI Gas Enterprises Inc., Port Huron, Michigan; and Community Investment Partners, L.P. John C. Heisler, Philip R. Schwab and John D. Beuerlein are directors of Cornerstone Mortgage Investment Group, Inc. and Cornerstone Mortgage Investment Group II, Inc. Ray L. Robbins, Jr. is a director of Community Investment Partners, L.P. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Partnership during the three most recent years to the five general partners receiving the greatest compensation (including respective shares of profit participation).
                                          Returns to General
                                           Partner Capital
                                          ___________________
                           (1)     (2)     (3) & (4)
                                         Net income General Ptr
                                Deferred  allocated   invested  Total
                                 Compen- to General  Capital at (1)(2)
                  Year Salaries  sation    Partners    12/31       (3)

John W. Bachmann 1994  120,000   5,553  1,681,517  4,115,163 1,807,070
                 1993  120,000  10,707  2,350,562  3,971,779 2,481,269
                 1992  120,000  11,306  2,298,834  3,408,360 2,430,140

Douglas E. Hill  1994  118,000   5,553  1,513,365  3,703,647 1,636,918
                 1993  118,000  10,707  1,994,416  3,369,994 2,123,123
                 1992  118,000  11,306  1,948,536  2,888,991 2,077,842

Ron Larimore     1994  118,000   5,553  1,513,365  3,703,647 1,636,918
                 1993  118,000  10,707  1,994,416  3,369,994 2,123,123
                 1992  118,000  11,306  1,992,323  2,953,912 2,121,629

Richie L. Malone 1994  118,000   5,553  1,513,365  3,703,647 1,636,918
                 1993  118,000  10,707  1,899,444  3,209,518 2,028,151
                 1992  118,000  11,306  1,810,493  2,596,846 1,939,799

Darryl W. Pope   1994  118,000   5,553  1,513,365  3,703,647 1,636,918
                 1993  118,000  10,707  1,994,416  3,369,994 2,123,123
                 1992  118,000  11,306  1,926,642  2,856,530 2,055,948


(1) Each non-selling general partner receives a salary generally ranging from $90,000 - $120,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the five individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.

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

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. These interests in the Partnership held by each general partner currently range from 1/10 of 1% to 4.50% in 1994. (1/10 of 1% to 4.95% in 1993 and 1/10 of 1% to
5.25% in 1992).    At the discretion of the Managing Partner, the
partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.


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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 85 of the general partners also own limited partnership interests and 34 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 24, 1995:
                           Name of         Amount of
                           Beneficial     Beneficial       Percent of
Title of Class             Owner           Ownership         Class

Limited Partnership      All General
Interests                Partners as
                         a Group        $5,466,000          9%

Subordinated             All General
Limited Partnership      Partners as
Interests                a Group        17,121,000          64%



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



















































ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K


                                  INDEX

(a) (1)  The following financial statements are included in Part II,
         Item 8:

                                                                Page
No.



     Report of Independent Public Accountants                     19

     Consolidated Statements of Financial Condition as of
     December 31, 1994 and 1993                                   20

     Consolidated Statements of Income for the years ended
     December 31, 1994, 1993 and 1992                             22

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1994, 1993 and 1992                       23

     Consolidated Statements of Changes in Partnership Capital
     for the years ended December 31, 1994, 1993 and 1992         24

     Notes to Consolidated Financial Statements                   25

     All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)  Report on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1994.

(c)  Exhibits

     Reference is made to the Exhibit Index hereinafter contained.

            EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

              FOR THE YEAR ENDED DECEMBER 31, 1994


Exhibit Number   Page    Description

  3.1            *       Fifth Amended and Restated Limited
                         Partnership Agreement of Edward D, Jones
                         & Co., L.P., dated April 28, 1994,
                         incorporated herein by reference to
                         Exhibit 3.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter
                         ended June 24, 1994.

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

  10.2           *       Note Purchase Agreement between Tempus
                         Corporation and Edward D. Jones & Co., L.P.
                         dated as of March 15, 1988, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1988.

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

  10.4           *       Volume Discount Agreement dated May 27, 1987,
                         between Digital Equipment Corporation and
                         Edward D. Jones & Co., incorporated herein by reference to Exhibit 10.13(c) to the Company's registration statement on Form S-1
                         (Reg. No.33-14955).

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

  10.16          *       Satellite Communications Agreement dated as of
                         September 12, 1988, between Hughes Network
                         Systems and Edward D. Jones & Co., L.P., incorporated herein by reference to Exhibit
                         10.1 to the Company's Annual Report on Form
                         10-K for the year ended September 30, 1988.

  10.18          *       Agreements of Lease between EDJ Leasing
                         Company and Edward D. Jones & Co., L.P., dated
                         August 1, 1991, incorporated herein by
                         reference to Exhibit 10.18 to the Company's
                         Annual Report or Form 10-K for the year ended
                         September 27, 1991.



  10.20          *       Edward D. Jones & Co., L.P. Note Purchase
                         Agreement dated as of May 8, 1992,
                         incorporated herein by reference to Exhibit
                         10.1 to the Company's Quarterly Report on Form
                         10-Q for the quarter ended June 26, 1992.

  10.21          *       Purchase and Sale Agreement by and between EDJ
                         Leasing Co., L.P. and the Resolution
                         Trust Corporation incorporated herein by reference to Exhibit 10.21 to the Company's Annual
                         Report or Form 10-K for the year ended
                         December 31, 1992.

  10.22 Master Lease Agreement between EDJ Leasing Company and Edward D. Jones & Co., L.P., dated March 9, 1993, and First Amendment to Lease dated March 9, 1994.

  10.23                  Purchase Agreement by and between Edward D.
                         Jones & Co., L.P. and Genicom Corporation dated November 25, 1992.

  10.24 Mortgage Note and Deed of Trust and Security Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated March 9, 1993.

  10.25 Mortgage Note and Amendment to Deed of Trust between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated March 9, 1994.

  10.26 Mortgage Note; Dead of Trust and Security Agreement; Assignment of Leases, Rents and Profits; and Subordination and Attornment Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated April 6, 1994, incorporated by reference to Exhibit
                         10.1 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended March 25, 1994.

  10.27                  Note Purchase Agreement by Edward D. Jones
                         & Co., L.P., for $92,000,000 aggregate
                         principal amount of 7.95% subordinated
capital
                         notes due April 15, 2006, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

  10.28                  Equipment Lease Agreement between IFA
                         Incorporated and Edward D. Jones & Company,
                         L.P., dated June 8, 1994, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

  10.29                  Master Lease Agreement and Addendum by and


                         between Edward D. Jones & Co., L.P. and
                         General Electric Capital Corporation dated
                         April 21, 1994, incorporated herein by
                         reference to Exhibit 10.3 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

  10.30                  Equipment Lease by and between Edward D.
                         Jones & Co., L.P., and EDJ Leasing Co., L.P.
                         dated April 1, 1994, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                         June 24, 1994.

  10.31 $8,200,000 Promissory Note to Commerce Bank National Association by EDJ Leasing Co.,
L.P.,
                         dated April 5, 1994, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

  10.32 Agreement and Plan of Acquisition between The Jones Financial Companies and Boone National Savings and Loan Association, F.A., incorporated herein by reference to
                         Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         September 30, 1994.

  10.33 Credit Agreement between EDJ Leasing Co., L.P. and Southtrust Bank of Alabama, N.A. dated October 26, 1994.

  10.34 Master Lease Agreement between EDJ Leasing Company and Edward D. Jones & Co., L.P.
                         dated October 26, 1994.

  10.35 Lease Financing Line of Credit Agreement and Term Note Agreement between EDJ
                         Leasing Co., L.P. and Enterprise Bank dated
                         December 6, 1994.

  10.36 Master Lease Agreement between EDJ Leasing Co. and Edward D. Jones & Co. L.P., dated December 6, 1994.

  10.37                  Purchase Agreement by and between Edward
                         D. Jones & Co., L.P. and Tektronix Inc.
                         dated February 28, 1995.

  24.1           45      Consent of Independent Public Accountants

  25             *       Delegation of Power of Attorney to Managing
                         Partner contained within Exhibit 3.1.

______________________________________________________________

* - Incorporated by reference.















































                               SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


(Registrant)     THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                 ____________________________________________________


By (Signature and Title)           /s/  John W. Bachmann


                                   __________________________________
                                   John W. Bachmann, Managing Partner


Date             March 24, 1995
                 ____________________________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

(Registrant)     THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                 ____________________________________________________


By (Signature and Title)           /s/  John W. Bachmann
                                   __________________________________
                                   John W. Bachmann, Managing Partner


Date             March 24, 1995
                 ____________________________________________________


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