Form 10-Q
period 1995-03-31
JONES FINANCIAL COMPANIES L P
filed 1995-05-15
CIK 815917

                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                         ______________________


                              FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period ended March 31, 1995
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

Part II.OTHER INFORMATION

Item 1. Legal Proceedings                                        12

        Signatures                                               13

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  ASSETS


                                            March 31,  December 31,
(Amounts in thousands)                          1995         1994

Cash and cash equivalents                      $  33,420    $ 36,682

Receivable from:
  Customers                                      459,236     497,961
  Brokers or dealers and clearing
  organization deposits                           23,045      16,604

Securities owned, at market value:
  Trading securities                              74,685      91,308
  Investment securities                          130,058     137,066

Office equipment, property and improvements,
  at cost, net of accumulated depreciation
  and amortization of $99,574 in 1995 and
  $81,895 in 1994                                130,378     125,764

Other assets                                      44,655      47,974
                                               _________    _________

                                               $ 895,477    $953,359
                                                ========    ========


       The accompanying notes are an integral part of these financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                  LIABILITIES AND PARTNERSHIP CAPITAL


                                             March 31,  December 31,
(Amounts in thousands)                            1995       1994

Bank loans                                     $ 160,800    $165,000

Payable to:
  Customers                                      254,234     293,324
  Brokers or dealers and clearing
  organizations                                    8,457      13,225

Securities sold but not yet purchased,
  at market value                                 21,028      16,037

Accounts payable and accrued expenses             44,759      39,425

Accrued compensation and employee benefits        45,793      58,046

Long-term debt                                    41,674      41,779
                                               _________    _________

                                                 576,745     626,836

Liabilities subordinated to claims
  of general creditors                           129,000     136,000

Partnership capital                              189,732     190,523
                                               _________    _________

                                               $ 895,477    $953,359
                                                ========    ========


    The accompanying notes are an integral part of these financial statements.

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                 Three Months Ended
(Amounts in thousands,                           March 31, March 25
except per unit information)                      1995       1994

Revenues:
  Commissions                                 $   87,655    $112,718
  Principal transactions                          40,713      24,406
  Investment banking                               9,822       7,129
  Interest and dividends                          13,521       9,065
  Other                                            8,728       8,095
                                               _________    _________
                                                 160,439     161,413
                                               _________    _________
Expenses:
  Employee and partner compensation
    and benefits                                  90,254      96,607
  Occupancy and equipment                         19,326      17,028
  Communications and data processing              13,063      10,122
  Interest                                         7,928       5,335
  Payroll and other taxes                          7,186       6,519
  Floor brokerage and clearance fees               1,407       1,385
  Other operating expenses                        12,335      10,682
                                               _________    _________
                                                 151,499     147,678
                                               _________    _________
Net income                                    $    8,940    $ 13,735
                                               =========    =========
Net income allocated to:
  Limited partners                            $    1,311    $  2,077
  Subordinated limited partners                      967       1,360
  General partners                                 6,662      10,298
                                               _________    _________
                                              $    8,940    $ 13,735
                                               =========    =========
Net income per weighted average $1,000
equivalent partnership unit outstanding:
  Limited partners                            $    21.13    $  32.66
                                               =========    =========
  Subordinated limited partners               $    36.32    $  62.82
                                               =========    =========
Weighted average $1,000 equivalent
partnership units outstanding:
  Limited partners                            $   62,024    $ 63,854
                                               =========    =========
  Subordinated limited partners               $   26,625    $ 21,469
                                               =========    =========


      The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
                                                   Three Months Ended
                                               March 31,    March 25,
(Amounts in thousands)                            1995         1994

Cash Flows Provided (Used) by Operating
Activities:
  Net income                                   $   8,940    $ 13,735
  Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation and amortization                    5,000       4,862
  Increase in net receivable from/payable to
  customers                                         (365)    (38,762)
  (Increase) decrease in net receivable from/
  payable to brokers or dealers and clearing
  organizations                                  (11,209)      9,544
  Decrease in securities owned, net               28,622      10,952
  Decrease in accounts payable, and other
  accrued expenses                                (6,919)    (15,009)
  Decrease in other assets                         3,319       1,579
                                               _________    _________
  Net cash provided (used) by operating
  activities                                      27,388     (13,099)
                                               _________    _________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property and
  improvements                                    (9,614)    (16,655)
                                               _________    _________
Cash Flows (Used) Provided by Financing
Activities:
  (Decrease) increase in bank loans               (4,200)     56,553
  Issuance of long-term debt                           -       3,569
  Repayment of long-term debt                       (105)       (227)
  Repayment of subordinated debt                  (7,000)    (14,000)
  Issuance of partnership interests                4,651       4,436
  Redemption of partnership interests               (621)       (813)
  Withdrawals and distributions from
  partnership capital                            (13,761)    (16,782)
                                               _________    _________
  Net cash (used) provided by financing
  activities                                     (21,036)     32,736
                                               _________    _________
  Net (decrease) increase in cash and cash
  equivalents                                     (3,262)      2,982

Cash and Cash Equivalents, beginning of period    36,682      28,798
                                               _________    _________
Cash and Cash Equivalents, end of period       $  33,420    $ 31,780
                                                ========    =========

Interest payments for the periods were $4,907 and $2,877.
  The accompanying notes are an integral part of these financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

        THREE MONTHS ENDED MARCH 31, 1995, AND MARCH 25, 1994
                               (Unaudited)


                                        Subordinated
                               Limited   limited    General
                           partnership partnership partnership
(Amounts in thousands)         capital    capital   capital   Total

Balance, December 31, 1993  $  71,222   $ 19,163  $ 89,390  $179,775

Issuance of partnership
interests                           -      4,349         -     4,349

Redemption of partnership
interests                        (526)      (200)        -      (726)

Net income                      2,077      1,360    10,298    13,735

Withdrawals and
distributions                  (6,941)    (1,812)   (8,029)  (16,782)
                             ________   ________  ________  ________

Balance, March 25, 1994     $  65,832   $ 22,860  $ 91,659  $180,351



Balance, December 31, 1994  $  67,461   $ 23,722  $ 99,340  $190,523

Issuance of partnership
interests                           -      4,651         -     4,651

Redemption of partnership
interests                        (621)         -         -      (621)

Net income                      1,311        967     6,662     8,940

Withdrawals and
distributions                  (5,083)    (1,688)   (6,990)  (13,761)
                             ________   ________  ________   _______

Balance, March 31, 1995     $  63,068   $ 27,652  $ 99,012  $189,732



        The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, A Limited Partnership and all wholly owned subsidiaries (The "Partnership"), including the Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ"), a registered broker/dealer.
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.
     Certain 1994 amounts have been reclassified to conform to 1995 financial statement presentation.
     The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

NET CAPITAL REQUIREMENTS
     As a result of its activities as a registered broker/dealer, EDJ is subject to the Net Capital requirements of the Securities and Exchange Commission and the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ is required to maintain minimum Net Capital of 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that EDJ may not expand its business nor may partnership capital be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. At March 31, 1995, EDJ's Net Capital of $157.8 million was 34% of aggregate debit items and its Net Capital in excess of the minimum required was $148.7 million.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                      MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS
                  QUARTER ENDED MARCH 31, 1995, VERSUS
                     QUARTER ENDED MARCH 25, 1994

     The Partnership has experienced significant growth in its salesforce in recent years, averaging 23% over the last three years. The Partnership anticipates limited or no change in the salesforce growth in 1995. The number of investment representatives increased 14% to 3,252 as of March 31, 1995, from 2,856 as of March 25, 1994.
     With the flattening of the yield curve during the past year, the product mix has shifted away from mutual funds and to shorter term fixed income products including corporate bonds, government bonds, municipal bonds, and certificates of deposit which carry lower margins compared with longer term investments and equities. Lower margins have not been offset by the growth in the salesforce. Overall revenues decreased slightly from the level attained in the first quarter of 1994.
     Total revenues decreased 1% ($1.0 million) to $160.4 million compared to the quarter ended March 25, 1994. Expenses increased 3% ($3.8 million) to $151 million. As a result, net income decreased by $4.8 million to $8.9 million.
     Commission revenues decreased 22% ($25.1 million). Mutual fund commissions declined 36% ($24.2 million) and were the major contributor to the decrease. Annuity revenues decreased 9% ($1.6 million). Listed and over-the-counter (O-T-C) agency equity commission revenues increased 4% ($.9 million). As the yield curve flattened, investors were attracted to shorter term fixed income products rather than to mutual funds.
     Principal transaction revenues increased 67% ($16.3 million) to $40.7 million for the period. Government bond principal revenue increased 330% ($6.1 million) and municipal bond principal revenue increased 27% ($2.9 million). Corporate bond principal revenues increased 54% ($2.2 million).
     Investment banking revenues increased 38% ($2.7 million) to $9.8 million for the period. Certificate of deposit revenues increased substantially 185% ($3.9 million). With uncertainty as to the direction of interest rates, investors were attracted to certificates of deposit. Higher interest rates throughout the quarter reduced debt and equity origination revenues 42% ($1.5 million).
     Interest and dividend income increased 49% ($4.5 million) to $13.5 million due to a 41% ($2.9 million) increase in interest income earned on margin balances as a result of higher interest rates. U.S. Government and agency interest income increased 85% ($1.2 million) from larger investment security positions purchased by the Partnership with subordinated debt proceeds from the second quarter of 1994.
     Compensation costs decreased 7% ($6.4 million) compared to the same period last year. Commissions decreased due to lower revenues. Sales bonuses, sales incentives and profit sharing provisions were lower due to lower profit margins and net income. Salaries and wages earned by non-sales personnel were higher during the period due to increases in personnel necessary to support an increased sales force.
     Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support an expanding number of offices and branch network.

LIQUIDITY AND CAPITAL ADEQUACY
     The Partnership's equity capital at March 31, 1995, was $189.7 million compared to $180.4 million as of March 25, 1994. General partnership capital increased $7.4 million due to retention of earnings and to an increase in distributable profits. Subordinated limited partnership capital increased $5.5 million due to capital contributions. Limited partnership capital decreased $2.8 million primarily due to withdrawals and distributions of earnings.
     At March 31, 1995, the Partnership had $33.4 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $615 million ($570 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities.
     Subordinated debt has decreased by $7 million due to the maturity of one of the Partnership's issues. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

CASH FLOWS

     Cash and cash equivalents decreased $3.3 million from December 31, 1994 to March 25, 1995. Cash flows provided were primarily from net income, depreciation, decreases in securities owned, decrease in other assets and the issuance of partnership interests. Cash was primarily used to fund increased receivables from brokers and dealers, reduce accounts payable, purchase fixed assets, repay bank loans, long-term debt, and subordinated debt, and to fund withdrawals and distributions.
     There were no material changes in the partnership's overall financial condition during the three months ended March 31, 1995, compared with the three months ended March 25, 1994. The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are non-interest bearing sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.
     The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.
     The Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations at all times.

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

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended March 31, 1995.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)




Dated:  May 12, 1995                        /s/  John W. Bachmann
                                            _____________________
                                            John W. Bachmann
                                            Managing Partner





Dated:  May 12, 1994                        /s/    Steven Novik
                                            _____________________
                                            Steven Novik
                                           Chief Financial Officer


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                            (Registrant)



Dated:  May 12, 1995                        _____________________
                                            John W. Bachmann
                                            Managing Partner






Dated:  May 12, 1994                       _____________________
                                           Steven Novik
                                          Chief Financial Officer




                            EXHIBIT INDEX

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

               For the quarter ended March 25, 1995


Exhibit No.        Description                              Page

10.1               Loan Agreement between Edward D. Jones
                   & Co., L.P. and Boatmen's Bank dated
                   April 28, 1995.