Form 10-Q
period 1995-06-30
JONES FINANCIAL COMPANIES L P
filed 1995-08-14
CIK 815917

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                       ______________________


                            FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

              OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1995
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

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                              ASSETS
                           (Unaudited)


                                                 June 30,     Dec 31,
(Amounts in thousands)                             1995         1994

Cash and cash equivalents                      $   36,238   $   36,682

Receivable from:
  Customers                                       466,988      497,961
  Brokers or dealers and clearing
  organization deposits                            20,710       16,604

Securities owned, at market value:
  Trading securities                               85,827       91,308
  Investment securities                           130,061      137,066

Office equipment, property and improvements,
  at cost, net of accumulated depreciation and
  amortization of $104,859 in 1995 and
  $86,258 in 1994                                 135,227      125,764

Other assets                                       45,268       47,974
                                               __________   __________

                                               $  920,319   $  953,359
                                               ==========   ==========


     The accompanying notes are an integral part of these financial statements.

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

               LIABILITIES AND PARTNERSHIP CAPITAL
                          (Unaudited)


                                                  June 30,    Dec 31,
(Amounts in thousands)                             1995        1994

Bank loans                                     $  147,000   $  165,000

Payable to:
  Customers                                       291,333      293,324
  Brokers or dealers and clearing
  organizations                                     7,825       13,225

Securities sold but not yet purchased,
  at market value                                  18,890       16,037

Accounts payable and accrued expenses              44,013       39,425

Accrued compensation and employee benefits         49,058       58,046

Long-term debt                                     42,730       41,779
                                               __________   __________

                                                  600,849      626,836

Liabilities subordinated to claims
  of general creditors                            129,000      136,000

Partnership capital                               190,470      190,523
                                               __________   __________

                                               $  920,319   $  953,359
                                               ==========   ==========


      The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                 Three Months Ended   Six Months Ended
(Amounts in thousands,            June 30,  June 24,  June 30, June 24,
except per unit information)       1995      1994       1995    1994

Revenues:
  Commissions                   $108,751  $ 96,530  $ 196,406 $209,248
  Principal transactions          31,374    39,033     72,087   62,136
  Investment banking               9,153     9,251     18,974   17,682
  Interest and dividends          15,209    12,691     28,730   21,756
  Other                           11,011     8,618     19,739   16,714
                                ________  ________  _________  ________
                                 175,498   166,123    335,936  327,536
                                ________  ________  _________  ________
Expenses:
  Employee and partner
    compensation and benefits     97,573    98,928    187,825  195,536
  Occupancy and equipment         20,174    16,454     40,067   34,258
  Communications and
    data processing               12,785    11,788     25,279   21,134
  Interest                         7,908     6,975     15,836   12,310
  Payroll and other taxes          5,474     5,378     12,662   11,896
  Floor brokerage and
    clearance fees                 1,509     1,519      2,916    2,904
  Other operating expenses        14,630    11,479     26,966   22,161
                                _________ ________  _________  ________
                                 160,053   152,521    311,551  300,199
                                _________ ________  _________  ________
Net income                      $ 15,445  $ 13,602  $  24,385  $27,337
                                 =======   =======    =======  =======
Net income allocated to:
  Limited partners              $  1,809  $  2,045  $   3,120  $ 4,121
  Subordinated limited partners    1,607     1,309      2,574    2,669
  General partners                12,029    10,248     18,691   20,547
                                 _______   _______    _______  _______
                                $ 15,445  $ 13,602  $  24,385  $27,337
                                 =======   =======    =======  =======
Net income per weighted average
$1,000 equivalent partnership
unit outstanding:
  Limited partners              $  29.44  $  32.24  $   50.54  $ 64.75
                                 =======   =======    =======  =======
  Subordinated limited partners $  62.78  $  61.06  $   98.58  $124.42
                                 =======   =======    =======  =======
Weighted average $1,000 equivalent
partnership units outstanding:
  Limited partners                61,438    63,432     61,731   63,643
                                 =======   =======    =======  =======


  Subordinated limited partners   25,599    21,440     26,112   21,454
                                 =======   =======    =======  =======

      The accompanying notes are an integral part of these financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                      Six Months Ended
                                                    June 30,    June 24,
(Amounts in thousands)                                1995        1994

Cash Flows Provided (Used) by Operating Activities:
  Net income                                   $   24,385   $   27,337
  Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation and amortization                    10,275        8,371
  Decrease (increase) in net receivable
  from/payable to customers                        28,982      (75,916)
  (Increase) decrease in net receivable from/
  payable to brokers or dealers and clearing
  organizations                                    (9,506)      22,340
  Decrease (increase) in securities owned, net     15,339      (65,545)
  Decrease in accounts payable, and other
  accrued expenses                                 (4,400)     (21,333)
  Decrease in other assets                          2,706        1,280
                                               __________   __________
  Net cash provided (used) by operating
  activities                                       67,781     (103,466)
                                               __________   __________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property and
  improvements                                    (19,738)     (29,266)
                                               __________   __________
Cash Flows (Used) Provided by Financing
Activities:
  (Repayment) increase in bank loans              (18,000)      88,739
  Issuance of long-term debt                        3,345       44,859
  Repayment of long-term debt                      (2,394)     (34,127)
  Repayment of subordinated debt                   (7,000)     (29,000)
  Issuance of subordinated debt                         -       92,000
  Issuance of partnership interests                 4,651        4,349
  Redemption of partnership interests              (4,178)      (1,180)
  Withdrawals and distributions from
  partnership capital                             (24,911)     (32,678)
                                               __________   __________
  Net cash (used) provided by financing
  activities                                      (48,487)     132,962
                                               __________   __________
  Net (decrease) increase in cash and cash
  equivalents                                        (444)         230

Cash and Cash Equivalents, beginning of period     36,682       28,798
                                               __________   __________
Cash and Cash Equivalents, end of period       $   36,238   $   29,028
                                               ==========   ==========

Interest payments for the periods were $11,473 and $7,203.

      The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

           SIX MONTHS ENDED JUNE 30, 1995, AND JUNE 24, 1994
                               (Unaudited)


                                                     Subordinated
                                  Limited   Limited   General
                              partnership partnership partnership
(Amounts in thousands)            capital   capital    capital   Total

Balance, December 31, 1993      $ 71,222  $ 19,163  $ 89,390  $179,775

Issuance of partnership
interests                              -     4,349         -     4,349

Redemption of partnership
interests                           (980)     (200)        -    (1,180)

Net income                         4,121     2,669    20,547    27,337

Withdrawals and distributions     (7,353)   (4,267)  (21,058)  (32,678)
                                ________  ________  ________  ________

Balance, June 24, 1994          $ 67,010  $ 21,714  $ 88,879  $177,603
                                 =======   =======   =======   =======



Balance, December 31, 1994      $ 67,461  $ 23,722  $ 99,340  $190,523

Issuance of partnership
interests                              -     4,605         -     4,605

Redemption of partnership
interests                         (1,200)   (2,978)        -    (4,178)

Net income                         3,120     2,574    18,691    24,385

Withdrawals and distributions     (5,448)   (3,527)  (15,890)  (24,865)
                                ________  ________  ________   _______

Balance, June 30, 1995          $ 63,933  $ 24,396  $102,141  $190,470
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

30, 1995, are not necessarily indicative of the results to be expected for the full year.



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

At June 30, 1995, EDJ's Net Capital of $150.5 million was 33% of aggregate debit items and its Net Capital in excess of the minimum required was $141.4 million.


         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

                QUARTER ENDED JUNE 30, 1995, VERSUS

                   QUARTER ENDED JUNE 24, 1994


  The Partnership has experienced significant growth in its

salesforce in recent years, averaging 23% over the last three calendar years.  The Partnership anticipates limited or no change in the size of its salesforce in 1995.  The number of investment representatives increased 3% to 3,161 as of June 30, 1995, from 3,084 as of June 24,

1994.

  On July 21, 1995, the Partnership completed its acquisition of

Boone National Savings and Loan Association, F.A., for a total purchase price of $8.6 million.

  With this quarter's equity market pushing stock prices to record levels, the product mix has shifted from taxable and tax free bonds to listed and over-the-counter equity products.  Total revenues increased

6% ($9.4 million) to $175.5 million compared to the quarter ended June

24, 1994.  Expenses increased 5% ($7.5 million) to $160 million.  As a result, net income increased by $1.9 million to $15.4 million.

  Commission revenues increased 13% ($12.2 million).  Mutual fund commissions increased 5% ($2.5 million).  Listed and over-the-counter

(O-T-C) agency equity commission revenues increased 45% ($9.3 million).  Investors, attracted by record stock price levels, favored equity securities during the quarter.

  Principal transaction revenues decreased 20% ($7.7 million) to

$31.4 million for the period.  Municipal bond principal revenue decreased 34% ($6.0 million) and government bond principal revenue decreased 33% ($1.9 million).  O-T-C stock revenue increased 104% ($.9 million).  Collateralized Mortgage Obligations (CMO) revenues decreased 18% ($1.4 million).

  Investment banking revenues decreased 1% ($.1 million) to $9.2 million for the period.  Certificate of deposit revenues decreased 34%

($1.6 million).  Muni bond origination revenues increased 36% ($.6 million) while Unit Trust underwriting fees declined $.5 million.

  Interest and dividend income increased 20% ($2.5 million) to $15.2 million due to a 22% ($2.1 million) increase in interest income earned on margin balances as a result of higher interest rates.  U.S.

Government and agency interest income increased 7% ($.2 million) from larger investment security positions purchased by the Partnership with subordinated debt proceeds from the second quarter of 1994.

  Compensation costs decreased 1% ($1.4 million) compared to the same period last year.  As a result of expenses increasing more than revenues, profit margins were decreased and sales bonuses were lower.

Salaries and wages earned by non-sales personnel were higher during the period due to increases in personnel necessary to support an increased sales force.

  Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support an expanding number of offices and branch network.



              SIX MONTHS ENDED JUNE 30, 1995 VERSUS

                SIX MONTHS ENDED JUNE 24, 1994



  Increasing securities prices fueled sales of listed and over-the-

counter equity product.  Overall, revenues increased from levels attained in the first half of 1994.  Revenue increased 3% ($8.4 million) to $336 million compared to the six months ended June 24,

1994.  Expenses increased 4% ($11.4 million) to $311.6 million.  As a result, net income decreased by 11% ($3.0 million) to $24.4 million.

  Commission revenues decreased 6% ($12.8 million).  Mutual fund commissions decreased 18% ($21.8 million).  Listed and over-the-

counter agency equity commissions increased 24% ($10.2 million).

Insurance and annuity commissions decreased 3% ($1.4 million).

  Principal transaction revenues increased 16% ($10 million) to $72.1 million for the period.  Corporate and government bond principal revenues increased 22% ($2.2 million) and 55% ($4.2 million),

respectively.  Mortgage backed product revenues increased 31% ($4.2 million).  OTC stock commission revenues increased 63% ($1.2 million).

These increases were offset by a 11% ($3.1 million) decline in municipal bond principal revenue.  Concern over possible flat-tax legislation caused investors to focus more on higher yielding corporate and government bonds than comparatively lower tax equivalent yielding municipal bonds.  Strong investor demand for equities caused

OTC stocks to increase during the year.

  Investment banking revenues increased 7% ($1.3 million) to $19.0 million for the period.  Origination of debt and equity issues increased $1.2 million.  Municipal bond origination revenues decreased

20% ($.9 million) and Unit Trust underwriting declined $1.9 million.

Certificate of deposit ("CD") revenues increased 34% ($2.3 million)

with the yield curve relatively flat.  First quarter 1995 sales of CDs remained strong and caused year-to-date CD sales to remain higher than the same periods in 1994.

  Interest and dividend income increased 32% ($7.0 million) to $28.7 million primarily due to a 30% ($5.1 million) increase in margin interest due to increased interest rates.

  Compensation costs decreased 4% ($7.7 million) compared to the same period last year.  Sales bonuses and profit sharing provisions were lower due to lower profit margins.  Salaries and wages earned by non-

sales personnel were higher during the period due to increased personnel necessary to support the increased sales force.

  Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support an expanding branch network.



LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at June 30, 1995, was $190.5 million compared to $177.6 million as of June 24, 1994.  General partnership capital increased $13.3 million due to retention of earnings and to an increase in distributable profits.  Subordinated limited partnership capital increased $2.7 million due to capital contributions.  Limited partnership capital decreased $3.1 million primarily due to withdrawals and distributions of earnings.

  At June 30, 1995, the Partnership had $36.2 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $580 million ($555 million of which are through

uncommitted lines of credit).  Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

  Subordinated debt has decreased by $7 million due to the maturity of one of the Partnership's issues.  The Partnership believes that the liquidity provided by existing cash balances and borrowing

arrangements will be sufficient to meet the Partnership capital and liquidity requirements.



CASH FLOWS

  Cash and cash equivalents decreased $.4 million from December 31,

1994 to June 30, 1995.  Cash flows provided were primarily from net income, depreciation, decreases in net customer receivables,

securities owned, and other assets and the issuance of long-term debt and partnership interests.  Cash was primarily used to fund increased net receivables from brokers and dealers, reduce accounts payable,

purchase fixed assets, repay bank loans, long-term debt, and subordinated debt, and to fund withdrawals and distributions.

  There were no material changes in the partnership's overall financial condition during the six months ended June 30, 1995,

compared with the six months ended June 24, 1994.  The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash.  Securities inventories are carried at market values and are readily marketable.  Customer margin accounts are collateralized by marketable securities.  Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis.  Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are non-

interest bearing sources of funds to the Partnership.  These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

  The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

At the beginning of the third quarter of 1995, the Partnership filed a registration statement on Form S-2 with the Securities and Exchange

Commission for the issuance of additional Limited Partnership interests.

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

  None



Item 6:  Exhibits and Reports on Form 8-K



  (a) Exhibits

  Reference is made to the Exhibit Index contained hereinafter..



  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 30,

  1995.


                                SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                            (Registrant)




Dated:  August 12, 1995                      /s/ John W. Bachmann
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner





Dated:  August 12, 1995                      /s/     Steven Novik
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer



                               SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                               (Registrant)




Dated:  August 12, 1995
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner





Dated:  August 12, 1995
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer







                           EXHIBIT INDEX

       THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

               For the quarter ended June 30, 1995



Exhibit No.                Description                       Page





3.1                        Sixth Amended and Restated Limited
                           Partnership Agreement of Edward D.
                           Jones & Co., L.., dated
                           April 1, 1995.

10.1                       Conforming Systems Agreement between
                           Tri-Tek Information Systems, Inc. and
                           Edward D. Jones & Co., L.P., dated
                           May 31, 1995.

27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)