Form 10-Q
period 1995-09-29
JONES FINANCIAL COMPANIES L P
filed 1995-11-09
CIK 815917

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                        ______________________


                             FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   September 29, 1995
Commission file number   0-16633


          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
_________________________________________________________________
         (Exact name of registrant as specified in its charter)


      MISSOURI                                     43-1450818
_________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)          Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
_________________________________________________________________
      (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (314) 851-2000

                                                  _______________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.    YES  X     NO
                                         _____         _____





              As of the filing date, there are no voting securities held by non-affiliates of the Registrant.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                                   INDEX



                                                     Page Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Statement of Financial Condition ..........3
       Consolidated Statement of Income  ......................5
       Consolidated Statement of Cash Flows ...................6
       Consolidated Statement of Changes
        in Partnership Capital................................ 7
       Notes to Consolidated Financial Statements .............8

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations ....................9



Part II.OTHER INFORMATION

Item 1. Legal Proceedings.................................... 13

        Signatures........................................... 14

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  ASSETS
                               (Unaudited)


                                   September 29,    December 31,
(Amounts in thousands)                     1995           1994

Cash and cash equivalents             $     37,424   $     36,682

Receivable from:
  Customers                                476,887        497,961
  Brokers or dealers and clearing
      organization deposits                 18,718         16,604
  Mortgages and loans                       56,759              -

Securities owned, at market value:
  Trading securities                        68,161         91,308
  Investment securities                    136,690        137,066

Office equipment, property and improvements,
  at cost, net of accumulated depreciation
  and amortization of $111,799 in 1995 and
  $91,118 in 1994                          142,328        125,764

Other assets                                48,532         47,974
                                        __________     __________

                                      $    985,499   $    953,359


The accompanying notes are an integral part of these financial statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                    LIABILITIES AND PARTNERSHIP CAPITAL
                              (Unaudited)


                                   September 29,    December 31,
(Amounts in thousands)                     1995           1994

Bank loans                            $    122,506   $    165,000

Payable to:
  Customers                                276,328        293,324
  Brokers or dealers and clearing
   organizations                             8,400         13,225
  Depositors                                60,877              -

Securities sold but not yet purchased,
  at market value                           15,916         16,037

Accounts payable and accrued expenses       47,955         39,425

Accrued compensation and employee
 benefits                                   64,214         58,046

Long-term debt                              70,431         41,779
                                        __________     __________

                                           666,627        626,836
Liabilities subordinated to claims
  of general creditors                     122,000        136,000

Partnership capital                        196,872        190,523
                                        __________     __________

                                      $    985,499   $    953,359


The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                         Three Months Ended    Nine Months Ended
(Amounts in thousands,      Sept.29, Sept.30,  Sept.29,  Sept.30,
except per unit information) 1995      1994      1995      1994
Revenues:
 Commissions               $121,802  $ 84,911  $318,292  $294,158
 Principal transactions      30,334    47,554   102,421   109,690
 Investment banking           7,307     9,129    26,281    26,811
 Interest and dividends      15,420    14,112    44,150    35,868
 Other                       10,671     8,078    30,331    24,792
                           _________ _________ _________ _________
                            185,534   163,784   521,475   491,319
                           _________ _________ _________ _________
Expenses:
 Employee and partner
 compensation and benefits  105,897    93,198   293,722   288,734
 Occupancy and equipment     22,258    18,730    62,325    52,211
 Communications and data
  processing                 13,151    12,965    38,429    34,875
 Interest                     7,883     8,183    23,719    20,493
 Payroll and other taxes      4,960     4,236    17,623    16,132
 Floor brokerage and clearance
  fees                        1,403     1,396     4,319     4,300
 Other operating expenses    14,571    11,208    41,542    33,369
                           _________ _________ _________ _________
                            170,123   149,916   481,679   450,114
                           _________ _________ _________ _________
Net income                 $ 15,411    13,868    39,796    41,205
                            =======   =======   =======   =======
Net income allocated to:
 Limited partners          $  1,925     2,065     5,045     6,187
 Subordinated limited
  partners                    1,781     1,335     4,355     4,005
 General partners            11,705    10,468    30,396    31,013
                            _______   _______   _______   _______
                           $ 15,411  $ 13,868  $ 39,796  $ 41,205
                            =======   =======   =======   =======
Net income per weighted average $1,000
equivalent partnership unit outstanding:
 Limited partners          $  32.01  $  32.84  $  82.44  $  97.55
                            =======   =======   =======   =======
 Subordinated limited
  partners                 $  59.94  $  60.06  $ 159.45  $ 184.46
                            =======   =======   =======   =======
Weighted average $1,000 equivalent
partnership units outstanding:
 Limited partners            60,138    62,889    61,200    63,422
                            =======   =======   =======   =======
 Subordinated limited
  partners                   29,714    22,226    27,313    21,712
                            =======   =======   =======   =======

The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                          Nine Months Ended
                                     September 29,  September 30,
(Amounts in thousands)                    1995           1994
Cash Flows Provided (Used) by
 Operating Activities:
  Net income                          $     39,796   $     41,205
  Adjustments to reconcile net income to
  net cash provided (used) by
  operating activities:
  Depreciation and amortization             16,302         14,237
  Decrease (increase) in net receivable
  from/payable to customers                  4,078        (50,684)
  (Increase) decrease in net receivable from/
  payable to brokers or dealers and clearing
  organizations                             (6,939)        16,008
  Increase in receivable from
  mortgages and loans                      (56,759)             -
  Decrease (increase) in securities
  owned, net                                23,402        (95,640)
  Increase in payable to depositors         60,877              -
  Increase (decrease) in accounts payable
  and other
  accrued expenses                          14,698         (5,389)
  Other assets                                (558)        (3,973)
                                        __________     __________
  Net cash provided (used) by
  operating activities                      94,897        (84,236)
                                        __________     __________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property
  and improvements                         (32,866)       (35,458)
                                        __________     __________
Cash Flows (Used) Provided by Financing Activities:
  (Repayment) increase in bank loans       (42,494)        90,739
  Issuance of long-term debt                32,540         44,859
  Repayment of long-term debt               (3,888)       (35,256)
  Repayment of subordinated debt           (14,000)       (29,000)
  Issuance of subordinated debt                  -         92,000
  Issuance of partnership interests         10,842          5,167
  Redemption of partnership interests       (5,480)        (1,967)
  Withdrawals and distributions from
  partnership capital                      (38,809)       (42,969)
                                        __________     __________
  Net cash (used) provided by
  financing activities                     (61,289)       123,573
                                        __________     __________
  Net increase in cash and
  cash equivalents                             742          3,879
Cash and Cash Equivalents,
  beginning of period                       36,682         28,798
                                        __________     __________
Cash and Cash Equivalents,
  end of period                       $     37,424   $     32,677
                                        ==========     ==========
Interest payments for the periods were $29,211 and $17,650.
The accompanying notes are an integral part of these financial statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

          NINE MONTHS ENDED SEPT.29, 1995, AND SEPT.30, 1994
                            (Unaudited)


                                   Subordinated
                            Limited   limited   General
                           ptnrship  ptnrship  ptnrship
(Amounts in thousands)      capital   capital   capital     Total

Balance, Dec. 31, 1993     $ 71,222  $ 19,163  $ 89,390  $179,775

Issuance of partnership
  interests                       -     5,167         -     5,167

Redemption of partnership
  interests                  (1,529)     (438)        -    (1,967)

Net income                    6,187     4,005    31,013    41,205

Withdrawals and
  distributions              (9,893)   (5,353)  (27,723)  (42,969)
                           ________  ________  ________  ________

Balance, Sept.  30, 1994   $ 65,987  $ 22,544  $ 92,680  $181,211



Balance, Dec.  31, 1994    $ 67,461  $ 23,722  $ 99,340  $190,523

Issuance of partnership
  interests                       -    10,842         -    10,842

Redemption of partnership
  interests                  (2,400)   (3,080)        -    (5,480)

Net income                    5,045     4,355    30,396    39,796

Withdrawals and
  distributions              (7,895)   (5,338)  (25,576)  (38,809)
                           ________  ________  ________   _______

Balance, Sept. 29, 1995    $ 62,211  $ 30,501  $104,160  $196,872



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

  The results of operations for the three and nine months ended

September 29, 1995, are not necessarily indicative of the results to be expected for the full year.

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

5% of aggregate debit items.  At September 29, 1995, EDJ's Net

Capital of $159.6 million was 34% of aggregate debit items and its Net Capital in excess of the minimum required was $150.3 million.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                    MANAGEMENT'S FINANCIAL DISCUSSION

                               OPERATIONS

                 QUARTER ENDED SEPTEMBER 29, 1995, VERSUS

                     QUARTER ENDED SEPTEMBER 30, 1994


  A basic strategy of the Partnership is the expansion of its salesforce.  Since 1973, the number of salespeople has increased approximately 16% annually.  The growth rate for individual years has varied widely, from a low of 6% in 1988 to a high of 23% in recent years.  During 1995, the number of salespeople decreased

6%, with the reduction primarily occurring in the first two

quarters of the year.  The decrease resulted from decisions made last fall to slow the growth process in anticipation of revising portions of the salesforce training and support program.  The revised training and support program was implemented in 1995.

However, the numbers trained are being kept small to insure that the program is operating as designed.  The Partnership expects little, if any, increase its salesforce for the remainder of 1995 from its current level of 3,187.

  On July 21, 1995, the Partnership completed its acquisition of

Boone National Savings and Loan Association, F.A., (Boone) for a

total purchase price of $8.6 million.  Boone's operations since the date of acquisition have not had a material impact on the

Partnership's results.

  With this quarter's rising equity market, the product mix has shifted from taxable, government and tax free bonds to equity mutual funds, listed and over-the-counter equity products.  Total revenues increased 13% ($21.7 million) to $185.5 million compared to the quarter ended September 30, 1994.  Expenses increased 13%

($20.2 million) to $170.1 million.  As a result, net income

increased by $1.5 million to $15.4 million.

  Commission revenues increased 43% ($36.9 million).  Mutual fund commissions increased 39% ($17.4 million).  Listed and over-

the-counter (O-T-C) agency equity commission revenues increased

63% ($12.8 million).  Insurance and variable annuity revenues increased 32% ($6.6 million).  Investors, attracted by higher stock price levels, favored equity securities during the quarter.

  Principal transaction revenues decreased 36% ($17.2 million)

to $30.3 million for the period.  Investors, influenced by

moderate inflation and an interest rate structure with a

flattening yield curve, preferred equities over corporate and government bonds.  Municipal bond principal revenues decreased

14% ($2.0 million), corporate bond principal revenues decreased

34% ($2.4 million) and government bond principal revenue

decreased 81% ($13.5 million).  O-T-C stock revenue increased 86%

($1.0 million).  Collateralized Mortgage Obligations (CMO)

revenues decreased 13% ($.9 million).

  Investment banking revenues decreased 20% ($1.8 million) to

$7.3 million for the period.  Certificate of deposit revenues decreased 34% ($1.3 million) as investors shifted towards equity oriented products and away from shorter term fixed rate

investments.  Muni bond origination revenues increased 76% ($.5 million) while Unit Trust underwriting fees declined $.7 million.

  Interest and dividend income increased 9% ($1.3 million) to

$15.4 million due primarily to an increase in interest income earned on margin balances as a result of higher interest rates.

  Other revenue increased $2 million or 25%, as a result of

increased management fees from mutual funds, and increased IRA custodial fees.

  Compensation costs increased 14% ($12.7 million) compared to the same period last year.  Commissions, sales bonuses, sales incentives and profit sharing provisions earned by Investment

Representatives were higher due to increased revenues.  Salaries and wages earned by non-sales personnel were higher during the period due to increases in personnel necessary to support an increased sales force.

  Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support the Partnership's strategy of expanding its salesforce.



                 NINE MONTHS ENDED SEPTEMBER 29, 1995 VERSUS

                    NINE MONTHS ENDED SEPTEMBER 30, 1994



  Revenue increased 6% ($30.2 million) to $521 million compared to the nine months ended September 30, 1994.  Expenses increased

7% ($31.6 million) to $481.7 million.  As a result, net income decreased by 3% ($1.4 million) to $39.8 million.

  Commission revenues increased 8% ($24.1 million).  Mutual fund commissions decreased 3% ($4.3 million).  Agency equity

commissions increased 36% ($23.0 million).  Insurance and annuity commissions increased 8% ($5.2 million).  Investors, attracted by moderate inflation, a lower interest rate structure and solid stock performance, favored equity products.

  Principal transaction revenues decreased 7% ($7.3 million) to

$102.4 million for the period.  Gevernment and municipal bond principal revenues decreased 38% ($9.3 million) and 12% ($5.0 million), respectively.  Mortgage backed product revenues

increased 15% ($3.2 million).  OTC prinicpal stock commission revenues increased 72% ($2.2 million).

  Investment banking revenues decreased 2% ($.5 million) to

$26.3 million for the period.  Origination of debt and equity issues increased $.9 million.  Municipal bond origination

revenues decreased 4% ($.3 million) and Unit Trust underwriting declined $2.5 million.  Certificate of deposit ("CD") revenues increased 9% ($1.0 million).  First quarter 1995 sales of CDs were strong and caused year-to-date CD sales to remain higher than the same periods in 1994.

  Interest and dividend income increased 23% ($8.3 million) to

$44.2 million primarily due to a 22% ($6 million) increase in margin interest due to increased interest rates.  U.S. Government and agency interest income increased 18% ($1.2 million).

  Compensation costs increased 2% ($5.0 million) compared to the same period last year.  Commissions increased due to increased revenues.  Sales bonuses and profit sharing provisions were lower due to lower profit margins.  Salaries and wages earned by non-

sales personnel were higher during the period as personnel

increased in anticipation of an increasing sales force.

  Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support the Partnership's strategy of expanding its salesforce.

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at September 29, 1995, was

$196.9 million compared to $181.2 million as of September 30,

1994.  General partnership capital increased $11.5 million due to retention of earnings and to an increase in distributable

profits.  Subordinated limited partnership capital increased $8.0 million due to capital contributions and an increase in

distributable profits.  Limited partnership capital decreased

$3.8 million due to withdrawals, redemptions and distributions of earnings.  Subsequent to September 29, 1995, the Partnership issued Limited Partnership interests.  The offering, totaling

$39.8 million, was effective October 30, 1995.

  At September 29, 1995, the Partnership had $37.4 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $580 million ($555 million of which are through uncommitted lines of credit).  Actual borrowing availability is primarily based on securities owned and customers' margin

securities which serve as collateral for the loans.

  Subordinated debt decreased by $14 million due to the maturity of one of the Partnership's issues and the prepayment of another issue.  The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be

sufficient to meet the Partnership capital and liquidity

requirements.

CASH FLOWS

  Cash and cash equivalents increased $.7 million from December

31, 1994 to September 29, 1995.  Cash flows provided were

primarily from net income, depreciation, decreases in net

customer receivables,  decrease of securities owned, increase in payable to depositors, increase in accounts payable and the

issuance of long-term debt and partnership interests.  Cash was primarily used to fund increased net receivables from brokers and dealers, increased receivables from mortgage loans, purchase fixed assets, increase other assets, repay bank loans, long-term debt, and subordinated debt, and to fund withdrawals and

distributions.

  There were no material changes in the partnership's overall financial condition during the nine months ended September 29,

1995, compared with the nine months ended September 30, 1994.

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

  The Partnership completed its previously announced acquisition of Boone National Savings and Loan Association, F.A. (Boone), a

Federally-chartered stock savings and loan association. Boone is required under federal regulations to maintain specified levels of liquidity and capital standards.  Boone has been in compliance with these regulations at all times.

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

September 29, 1995.


                              SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of

1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                              (Registrant)




Dated:  November 10, 1995                /s/    John W. Bachmann
                                         ____________________
                                         John W. Bachmann
                                         Managing Partner





Dated:  November 10, 1995                /s/    Steven Novik
                                         ____________________
                                         Steven Novik
                                         Chief Financial Officer

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of

1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                           (Registrant)




Dated:  November 10, 1995
                                         ____________________
                                         John W. Bachmann
                                         Managing Partner





Dated:  November 10, 1995





                                         ____________________
                                         Steven Novik
                                         Chief Financial Officer



                              EXHIBIT INDEX

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                For the quarter ended September 29, 1995



Exhibit No.                Description


10.1 Mortgage Note; South Second Deed of Trust and Security Agreement; and modification agreement between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company dated August 31, 1995.

10.2 Mortgage Note; North Second Deed of Trust and Security Agreement; and modification agreement between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company dated August 31, 1995.

27.0                       Financial Data Schedule (provided for
                           the Securities and Exchange Commission
                           only)