Form 10-K
period 1995-12-31
JONES FINANCIAL COMPANIES L P
filed 1996-03-26
CIK 815917

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        _______________________

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995
Commission file number 0-16633


         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
___________________________________________________________________
   (Exact name of registrant as specified in its Partnership
    Agreement)

     MISSOURI                                   43-1450818
___________________________________________________________________
(State or other jurisdiction of       (IRS Employer
 incorporation or organization)        Identification No.)

       201 Progress Parkway
       Maryland Heights, Missouri                63043
___________________________________________________________________
(Address and principal executive office)       (Zip Code)

Registrant's telephone number, including area code
(314)  515-2000
____________________________

Securities registered pursuant to Section 12(b) of the act:

                                        Name of each exchange
         Title of each class            on which registered

               NONE                             NONE
           ____________                     ____________

Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
___________________________________________________________________
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES X  NO
                                   ___    ___

As of March 26, 1996 there were no voting securities held by non-affiliates of the registrant.

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

The Partnership's principal operating subsidiary, EDJ, is a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from listed and unlisted securities, investment banking, principal transactions, insurance products and is a distributor of mutual fund shares. EDJ conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, American, Chicago, Toronto and Montreal exchanges, and is a registered broker/dealer with the National Association of Securities Dealers, Inc.

As of February 23, 1996, the Partnership was comprised of 122 general partners, 2,792 limited partners and 57 subordinated limited partners. The Partnership employed 10,998 persons, including 2,920 part-time employees. As of said date, the Partnership employed 3,226 full-time investment representatives actively engaged in sales in 3,210 offices in 49 states and Canada.

The Partnership owns 100 percent of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100 percent of the outstanding common stock of LHC, Inc., a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P. a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100 percent of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner,
49.5 percent of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the equity of Edward D. Jones & Co., an Ontario limited partnership and the general partner is Edward D. Jones & Co. Canada Holding Co. Inc., which is wholly owned by the Partnership. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A.,
`` Association'', a federally chartered stock savings and loan association. The Partnership has an equity position in several entities formed to act as general partners of various direct participation programs sponsored by the Nooney Corporation as follows: Nooney Capital Corp. (a Missouri corporation), 66-2/3% of outstanding Class B non-voting stock; Nooney-Five Capital Corp. (a Missouri Corporation), 100% of outstanding Class B non-voting stock; Nooney-Six Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney-Seven Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments Two, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investment Three, Inc., (a Missouri corporation), 100% of outstanding Class B non-voting stock. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ
Ventures, Ltd. Conestoga Securities, Inc. is the general partner of EDJ Ventures, Ltd. The Partnership is the sole shareholder of Tempus Corporation, a Missouri corporation, which was formed strictly to facilitate the issuance of certain debt securities of the Partnership in a private transaction.

The Partnership is a limited partner of EDJ Insurance Agency of New Jersey, L.P., a New Jersey limited partnership; EDJ Insurance Agency of Arkansas, an Arkansas limited partnership; EDJ Insurance Agency of Montana, a Montana limited partnership; EDJ Insurance Agency of New Mexico, a New Mexico limited partnership; EDJ Insurance Agency of Utah, a Utah limited partnership; and is a general partner in EDJ Insurance Agency of California, a California general partnership; each of which engage in general insurance brokerage activities. Affiliates of the Partnership include EDJ

Insurance Agency of Nevada, EDJ Insurance Agency of Texas, Inc., EDJ Insurance Agency of Alabama, EDJ Insurance Agency of Ohio, Inc., EDJ Insurance Agency of Florida, EDJ Insurance Agency of Wyoming, EDJ Insurance Agency of Arizona and EDJ Insurance Agency of Massachusetts. The Partnership holds all of the Partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trust programs. The general partner of Unison Investment Trusts, L.P. is Unison Capital Corp., Inc., a Missouri corporation wholly owned by the Partnership. The Partnership owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group, Inc., a Delaware limited purpose corporation which has issued and sold collateralized mortgage obligation bonds, and Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. The Partnership owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

Revenues by Source. The following table sets forth, for the past three years the sources of the Partnership's revenues by dollar amounts, (all amounts in thousands):

                                  1995        1994        1993
Commissions
 Listed                       $   86,589  $   63,903   $   70,634

 Mutual Funds                    227,832     202,698      269,818

 O-T-C                            30,929      18,985       20,786

 Insurance                       105,497      85,759       72,536

 Other                             1,105         580          596

Principal Transactions           125,762     163,050       92,471

Investment Banking                35,478      36,359       45,001

Interest & Dividends              61,684      52,143       38,084

Money-Market Fees                 12,272      10,110       10,048

IRA Custodial Service Fees         7,247       5,614        4,387

Other Revenues                    25,057      18,844       15,203

                              ____________ ____________ ____________

 Total Revenues               $  719,452  $  658,045   $  639,564

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

Customers' transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board (Regulation
T), New York Stock Exchange (NYSE) margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customers' margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings, securities owned by margin customers having an aggregate market value generally up to 140 percent of the debit balance in margin accounts. The Partnership may also use funds provided by free credit balances in customers' accounts to finance customers' margin account borrowings.

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

Over-the-Counter Transactions. Partnership activities in unlisted (over-the-counter) transactions are essentially similar to its activities as a broker in listed securities. In connection with customers' orders to buy or sell securities, the Partnership charges a commission for both principal and agency transactions.

Principal Transactions. The Partnership makes a market in over-the-counter corporate securities, municipal obligations, including general obligations and revenue bonds, unit investment trusts and mortgage-backed securities. The Partnership's market-making activities are conducted with other dealers in the "wholesale" market and "retail" market wherein the Partnership acts as a dealer buying from and selling to its customers. In making markets in over-the-counter securities, the Partnership exposes its capital to the risk of fluctuation in the market value of its security positions. It is the Partnership's policy not to trade for its own account.

As in the case of listed brokerage transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the varying number of registered representatives employed by the Partnership over the periods indicated.

Insurance. The Partnership has executed several agency agreements with various national insurance companies. Through its 3,006 investment representatives who hold insurance sales licenses, EDJ is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers.

Investment Banking. The Partnership's investment banking activities are performed by its Syndicate and Underwriting Departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities. The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

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

The underwriting activity of the Partnership involves substantial risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed purchase price. Furthermore, the commitment of capital to underwriting may adversely affect the Partnership's capital position and, as such, its participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the Securities and Exchange Commission's uniform Net Capital rule.

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

Interest and Dividends. Interest and dividend income is earned primarily on securities held and margin account balances. Interest is also earned by the Association on its loan portfolio.

Money Market Fees, IRA Custodial Service Fees and Other Revenues. Other revenue sources include money market management fees, IRA custodial services fees, accommodation transfer fees, gains from sales of certain assets, and other product and service fees. Also included is non-commission revenue received from mutual funds the Partnership distributes. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. In 1991 EDJ became the custodian for its IRA accounts. Each account is charged an annual service fee for services rendered to it by the Partnership.

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

The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various customer account information and cash receipts functions.

The Partnership clears and settles virtually all of its listed transactions through the National Securities Clearing Corporation
("NSCC"), New York, New York. NSCC effects clearing of securities on the New York, American and Midwest Stock Exchanges.

In conjunction with clearing and settling transactions with NSCC the Partnership holds customers' securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates.

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

Employees. Including its general partners, the Partnership has approximately 10,998 full and part-time employees, including 3,226 who are registered salespeople as of February 23, 1996. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is

$40,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes nine weeks of concentrated instruction and on-the-job training in a branch office. The first phase of training is spent studying Series 7 examination materials and preparing for and taking the examination. The first week of the training after passing the examination is spent in a comprehensive training program in St. Louis. The next five weeks include on-the-job training in branch locations reviewing investments, office procedures and sales techniques. The salesperson is then sent to a designated location, for four weeks, to establish the EDJ office, conduct market research and prepare for opening the office. After the salesperson has opened a branch office, one final week is spent in a central location to complete the initial training program.
Two and four months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors. A bonus may also be paid based on the profitability of the branch and the profitability of the Partnership.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition. The Partnership is subject to intensive competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. In recent periods, many regulatory requirements prohibiting non-securities firms from engaging in certain aspects of brokerage firms' business have been eliminated and further removal of such prohibitions is anticipated. With minor exceptions, customers are free to transfer their business to competing organizations at any time. There is intense competition among securities firms for salespeople with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its registered representatives although the Partnership believes that its rate of turnover of investment representatives is not higher than that of other firms comparable to the Partnership.

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision "OTS".

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

ITEM 2. PROPERTIES

The Partnership conducts its headquarters operations from two locations in St. Louis County, Missouri which are comprised of 18 separate buildings containing approximately 761,700 usable square feet. In addition, the Partnership leases approximately 12,000 square feet of office space for its Canadian headquarters operations in Mississauga, Ontario. The Partnership also maintains facilities in 3,195 branch locations which (as of December 31, 1995) are predominantly rented under cancelable leases.

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

Various legal actions, primarily relating to the distribution of securities, are pending against the Partnership. Certain cases are class actions (or purported class actions) claiming substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions is not expected to have a material adverse impact on the Partnership's operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no market for the Limited or Subordinated Limited
Partnership interests and their assignment is prohibited.

ITEM 6. SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                     1995      1994      1993      1992      1991

Revenues         $719,452  $658,045  $639,564  $553,970  $411,588
Net income         58,186    53,857    66,211    62,282    40,875

Net income per
 weighted average
 $1,000 equivalent
 limited partnership
 unit outstanding $125.01   $127.59   $194.62   $238.41   $185.92

Weighted average
 $1,000 equivalent
 limited partnership
 units outstanding 67,345    63,165    50,381    41,160    42,616

Net income per
 weighted average
 $1,000 equivalent
 subordinated limited
 partnership unit
 outstanding      $225.00   $237.83   $350.32   $418.21   $322.38

Weighted average
 $1,000 equivalent
 subordinated limited
 partnership units
 outstanding       27,720    21,789    16,936    12,941    10,624


Summary Balance Sheet Data:

                     1995      1994      1993      1992      1991


Total assets   $1,045,501  $953,359  $800,478  $653,253  $513,730

                 ========   =======   =======   =======   =======

Long-term debt    $70,127 $  41,779  $ 33,317  $ 23,847  $ 24,769


Other liabilities,
 exclusive of
 subordinated
 liabilities      605,080   585,057   514,386   414,110   326,229


Subordinated
 liabilities      122,000   136,000    73,000    78,000    48,000

Total partnership
 capital          248,294   190,523   179,775   137,296   114,732

                _________  ________  ________  ________  ________

Total liabilities
and partnership
capital        $1,045,501  $953,359  $800,478  $653,253  $513,730

                 ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in major categories of revenues and expenses for the last two years (Dollar amounts in thousands.)

                          1995 vs. 1994        1994 vs. 1993
                                  Increase - (Decrease)
                          Amount  Percentage  Amount  Percentage

Revenues
 Commissions          $   80,027        22%   $  (62,445)  (14)%
 Principal transactions  (37,288)      (23)       70,579    76
Investment banking         (881)        (2)       (8,642)  (19)
Interest and dividends    9,541         18        14,059    37
Other                    10,008         29         4,930    17

                        _______        ___    __________   ___

                         61,407          9        18,481     3

                       ________        ___    __________   ___
Expenses
 Employee and partner
   compensation and
   benefits              22,964          6        (6,997)   (2)
 Occupancy and equipment 15,430         22         9,916    17
 Communications and data
   processing             4,021          8        13,724    40
 Interest                 2,687          9         9,616    50
 Payroll and other taxes  2,373         11         3,108    17
 Floor brokerage and
   clearance fees           (20)         0          (371)   (6)
 Other operating expenses 9,623         20         1,839     4
                         ________      ___     __________    ___
                         57,078          9        30,835     5

                         ________      ___     __________    ___
 Net income           $   4,329          8%    $ (12,354)   (19)%

RESULTS OF OPERATIONS (1995 VERSUS 1994)

Revenues increased 9% ($61 million) over 1994 to $719 million.
Expenses increased by 9% ($57 million), resulting in net income of $58 million, an increase of 8% ($4 million) over 1994.

The firm slowed its salesforce growth to focus on implementing a redesigned sales training program during 1995. As a result, the firm decreased its number of Investment Representatives from 3,384 at the end of 1994 to 3,188 as of December 31, 1995.

Throughout 1995, the firm's product mix shifted significantly due to changes in the economic environment during the year. Early in 1995, investors trended towards lower margin fixed income products. As the year progressed, the product mix shifted to higher margin mutual funds and insurance products. Although the number of Investment Representatives was slightly lower in 1995, an overall increased margin on customer dollars invested, combined with an increase in customer dollars handled caused related revenue to increase 7% ($42 million). Interest and other revenue also increased during 1995.

Commission revenues increased 22% ($80 million) over 1994 levels due primarily to a 12% ($25 million) increase in mutual fund commissions and service fees and a 42% ($35 million) increase in Listed and OTC agency commissions. The majority of mutual fund commission revenues (81%) were derived from equity products. Commission revenues benefited from an active stock market and rising securities prices in 1995.

Principal transaction revenues decreased 23% ($37 million). Government, Municipal, and Corporate bond revenue decreased 55% ($21 million), 21% ($12 million), and 13% ($3 million), respectively. Additionally, Collateralized Mortgage Obligation revenue declined 7% ($2 million). Offsetting these decreases was an increase in Over-the-Counter equity revenue of 69% ($3 million). During the first and second quarters of 1995, investors deferred their investment decisions and purchased certificates of deposit and short term fixed income securities. Later in the year, influenced by a low inflation climate and interest rates, investors sought higher returns in equity products, shifting away from fixed income products.

Investment Banking revenues declined $1 million due to a decline in municipal bond originations.

Interest and dividend revenues increased 18% ($9.5 million).
Interest earned on margin balances rose 16% ($6.5 million), primarily due to higher interest rates in 1995 compared with 1994. Interest income from the Association contributed $2 million in interest revenue during 1995.

Other revenues increased 29% ($10 million) over 1994. Revenues from non-bank custodian IRA accounts increased 29% ($2 million) due to an increased number of accounts. Additionally, revenues generated from money market management fees and non-commission revenue received from mutual fund and insurance products increased 38% ($4.3 million) and 20% ($2.4 million), respectively.

Expenses increased 9% ($57 million). The Partnership continues to make the investment necessary to support a larger salesforce in future years. Increased expenses are primarily attributable to payroll and occupancy costs both in the St. Louis headquarters and the branches, as well as to technology related expenditures.

Overall, compensation costs increased by 6% ($23 million). Commissions paid to Investment Representatives increased due to increased revenues. The Partnership's compensation structure for its investment representatives is designed to expand or contract substantially as a result of changes in revenues, net income and profit margins. Similarly, a portion of the non-sales personnel compensation, which may be paid in the form of bonuses and profit sharing contributions, expands and contracts in the same fashion. In 1995, due to the variability in product mix and profitability as measured during certain periods throughout the year, variable compensation decreased by $8 million. Compensation costs in the St. Louis headquarters as well as the branch offices increased in order to support changing technology and to support a larger salesforce in the future.

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

Liquidity and Capital Resources

The Partnership's equity capital at December 31, 1995, was $248.3 million compared to $190.5 million at December 31, 1994. Overall, equity capital increased 30%, primarily due to the issuance of partnership interests and retention of earnings. The Partnership issued additional limited partnership interests in October 1995 of $39.7 million and additional subordinated limited partnership interests of $10.8 and $5.2 million in 1995 and 1994, respectively.

At December 31, 1995, the Partnership had a $44.1 million balance of cash and cash equivalents. Lines of credit are in place at ten banks aggregating $570 million ($545 million through uncommitted facilities). Actual borrowing availability is primarily based on securities owned and customers' margin securities. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables.

For the year ended December 31, 1995, cash and cash equivalents increased $7.4 million. Cash flows from operating activities provided $175 million, primarily attributable to a decrease in securities owned, decreases in net receivables from customers, accounts payable, and net income, adjusted for depreciation and amortization. Investing activities used $42 million primarily for the purchase of fixed assets. Cash flows from financing activities used $125 million primarily to decrease bank loans, repay subordinated liabilities and fund withdrawals and distributions from partnership capital. Financing activities providing cash were the issuance of long-term debt and partnership capital.

For the year ended December 31, 1994, cash and cash equivalents increased $7.9 million. Cash flows from operating activities used $3.6 million, primarily attributable to an increase in securities owned, decreases in net receivables from customers and net income, adjusted for depreciation and amortization. Investing activities used $43 million primarily for the purchase of fixed assets. Cash flows from financing activities provided $54 million primarily from the issuance of subordinated and long-term debt and bank loans. Financing activities using cash were the repayment of long-term and subordinated debt and withdrawals and distributions from partnership capital.

For the year ended December 31, 1993, cash and cash equivalents decreased $8.9 million. Cash flows from operating activities provided $41 million, primarily attributable to a decrease in securities owned, increases in net receivables from customers and net income, adjusted for depreciation and amortization. Investing activities used $47 million primarily for the purchase of fixed assets. Cash flows from financing activities used $3 million primarily for withdrawals and distributions from partnership capital. Financing activities providing cash were from the issuance of partnership interests and long-term debt.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides the partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1995, EDJ's Net Capital of $181,965,000 was 38% of aggregate debit items and its net capital in excess of the minimum required was $172,401,000.
Net Capital and the related capital percentage may fluctuate on a daily basis.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1995, compared with the year ended December 31, 1994. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. The firm carried higher trading inventory levels in 1995 as compared to 1994. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings and private placements of long-term and subordinated debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                         Page No.

   Report of Independent Public Accountants ................20

   Consolidated Statements of Financial Condition as of
   December 31, 1995 and 1994 ..............................21

   Consolidated Statements of Income for the years ended
   December 31, 1995, 1994 and 1993 ........................23

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993 ........................24

   Consolidated Statements of Changes in Partnership Capital for the years ended December 31, 1995, 1994 and 1993 ...25

   Notes to Consolidated Financial Statements ..............26

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Jones Financial Companies, a Limited Partnership:

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, a Limited Partnership (a Missouri limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, a Limited Partnership and subsidiaries as of December 31, 1995 and 1994, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 20, 1996

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 ASSETS

                                        December 31,   December 31,
(Amounts in thousands)                    1995           1994

Cash and cash equivalents               $   44,112     $   36,682


Receivable from:
 Customers (Note 2)                        489,041        497,961

 Brokers or dealers and clearing
   organizations (Note 3)                   22,094         16,604
 Mortgages and loans (Note 4)               58,836              -


Securities Owned, at market value (Note 5):

 Inventory securities                       88,295         86,191

 Investment securities                     123,060        137,066


Equipment, property and improvements
  (Note 6)                                 145,095        125,764


Other assets                                74,968         53,091
                                        __________     __________

                                        $ 1,045,501    $  953,359
                                        ===========    ==========


  The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   LIABILITIES AND PARTNERSHIP CAPITAL

                                        December 31,   December 31,
(Amounts in thousands)                    1995           1994

Bank loans (Note 7)                     $   32,503     $  165,000

Payable to:
 Customers (Note 2)                        360,754        293,324
 Brokers or dealers and clearing
   organizations (Note 3)                   13,025         13,225
 Depositors (Note 8)                        61,189              -


Securities sold but not yet purchased, at
 market value (Note 5)                      18,428         16,037


Accounts payable and accrued expenses       49,097         39,425


Accrued compensation and employee
  benefits                                  70,084         58,046


Long-term debt (Note 9)                     70,127         41,779
                                        __________     ____________

                                           675,207        626,836

Liabilities subordinated to claims
 of general creditors (Note 10)            122,000        136,000


Partnership capital (Notes 11 and 13):
 Limited partners                          103,972         67,461
 Subordinated limited partners              31,524         23,722
 General partners                          112,798         99,340
                                        __________     ____________

                                           248,294        190,523
                                        __________     ____________

                                        $1,045,501     $  953,359
                                        ==========     ============
The accompanying notes are an integral part of these statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF INCOME

                                             Years Ended

(Amounts in thousands,        December 31,December 31, December 31,
 except per unit information)    1995         1994        1993

Revenues:
 Commissions                  $  451,952  $  371,925   $  434,370
 Principal transactions          125,762     163,050       92,471
 Investment banking               35,478      36,359       45,001
 Interest and dividends           61,684      52,143       38,084
 Other                            44,576      34,568       29,638
                                 _______     _______      _______

                                 719,452     658,045      639,564
                                 _______     ________     _______
Expenses:
 Employee and partner
   compensation and benefits
   (Note 14)                     405,884     382,920      389,917
 Occupancy and equipment
   (Notes 6 and 15)               84,895      69,465       59,549
 Communications and data
   processing                     51,912      47,891       34,167
 Interest
   (Notes 7, 8, 9 and 10)         31,431      28,744       19,128
 Payroll and other taxes          23,661      21,288       18,180
 Floor brokerage and clearance
   fees                            5,750       5,770        6,141
 Other operating expenses         57,733      48,110       46,271
                                 _______     _______      _______
                                 661,266     604,188      573,353
                                 _______     _______      _______

Net income                    $   58,186  $   53,857   $   66,211
                              ==========  ==========   ==========
Net income allocated to:
 Limited partners             $    8,419  $    8,059   $    9,805
 Subordinated limited partners     6,237       5,182        5,933
 General partners                 43,530      40,616       50,473
                              __________  ___________  __________
                              $   58,186  $   53,857   $   66,211
                              ==========  ==========   ==========
Net income per weighted average
  $1,000 equivalent partnership
  units outstanding:
 Limited partners             $   125.01  $   127.59   $   194.62
                              ==========  ==========   ==========
Subordinated limited partners $   225.00  $   237.83      $350.32
                              ==========  ==========   ==========
Weighted average $1,000 equivalent
partnership units outstanding:
 Limited partners                 67,345      63,165       50,381
                              ==========  ==========   ==========
 Subordinated limited partners    27,720      21,789       16,936
                              ==========  ==========   ==========
The accompanying notes are an integral part of these statements.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years Ended
                              December 31,December 31, December 31,
(Amounts in thousands)          1995        1994         1993
CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES:
 Net income                   $   58,186  $   53,857   $   66,211
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
  Depreciation and amortization   22,340      19,236       16,800
  Decrease (increase) in net
    receivable from/payable
     to customers                 76,350      17,539      (37,374)
  (Increase) decrease in net
    receivable from/payable to
     brokers or dealers and
     clearing organizations       (5,690)     21,079      (24,493)
  Increase in receivable from
    mortgages and loans           (3,011)          -            -
  Decrease (increase) in securities
    owned, net                    14,293     (94,154)      22,789
  Increase in payable to
    depositors                     2,464           -             -
  Increase (decrease) in accounts
    payable and other accrued
    expenses                      21,382      (9,212)       6,960
  Increase in other assets       (11,382)    (11,987)      (9,715)
                                 _______     _______      _______
Net cash provided (used) by
     operating activities        174,932      (3,642)      41,178
                                 _______     _______      _______
CASH FLOWS USED BY INVESTING ACTIVITIES:
 Purchase of equipment,
  property and improvements      (40,199)    (42,566)     (47,109)
 Purchase of Boone National Savings
 and Loan Association, F.A.,
 net of cash acquired (Note 12)   (2,103)          -            -
                              __________     ________      ______
  Net cash used by investing
    activities                   (42,302)    (42,566)     (47,109)
                              __________     ________     ________
CASH FLOWS (USED) PROVIDED BY
FINANCING ACTIVITIES:
 (Decrease) increase in bank
   loans                        (135,505)     25,739       16,261
 Issuance of long-term debt       30,512      44,859       11,700
 Repayment of long-term debt      (5,792)    (36,397)      (2,230)
 Issuance of subordinated
   liabilities                         -      92,000            -
 Repayment of subordinated
   liabilities                   (14,000)    (29,000)      (5,000)
 Issuance of partnership
   interests                      50,523       5,167       29,195
 Redemption of partnership
   interests                      (7,565)     (2,343)      (1,193)
 Withdrawals and distributions from
  partnership capital            (43,373)    (45,933)     (51,734)
                                 _______     _______      _______

Net cash (used) provided by
  financing activities          (125,200)     54,092       (3,001)
                                ________     _______      _______
 Net increase (decrease) in cash
  and cash equivalents             7,430       7,884       (8,932)
CASH AND CASH EQUIVALENTS,
 beginning of year                36,682      28,798       37,730
                               _________  __________   __________
 end of year                  $   44,112  $   36,682   $   28,798
                              ==========  ==========   ==========
 Cash paid for interest       $   32,892  $   27,291   $   17,840
                              ==========  ==========   ==========
The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

            YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                  Subordinated
                         Limited    Limited    General
                        Prtnship  Prtnship    Prtnship
(Amounts in thousands)   Capital    Capital   Capital    Total

Balance, December 31,
 1992                  $  47,328 $  14,716 $  75,252 $ 137,296
Issuance of partnership
  interests               24,763     4,432         -    29,195
Redemption of partnership
  interests               (1,193)        -         -    (1,193)
Net income                 9,805     5,933    50,473    66,211
Withdrawals and
  distributions           (9,481)   (5,918)  (36,335)  (51,734)
                      __________   _______   ______ __________

Balance, December 31,
 1993                     71,222    19,163    89,390   179,775
Issuance of partnership
  interests                    -     5,167         -     5,167
Redemption of partnership
  interests               (1,905)     (438)        -    (2,343)
Net income                 8,059     5,182    40,616    53,857
Withdrawals and
  distributions           (9,915)   (5,352)  (30,666)  (45,933)
                      __________ __________ __________ ________

Balance, December 31,
 1994                     67,461    23,722    99,340   190,523
Issuance of partnership
  interests               39,681    10,842         -    50,523
Redemption of partnership
  interest                (3,646)   (3,919)        -    (7,565)
Net income                 8,419     6,237    43,530    58,186
Withdrawals and
  distributions           (7,943)   (5,358)  (30,072)  (43,373)
                      __________ __________   _______ __________
Balance, December 31,
  1995                 $ 103,972 $  31,52   $ 112,79   $ 248,294
                        ========  ========   =======  ========

The accompanying notes are an integral part of these statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995, 1994 AND 1993

                         (Amounts in thousands)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Partnership's Business and Basis of Accounting. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, a Limited Partnership, and all wholly owned subsidiaries (the "Partnership"). All material intercompany balances and transactions have been eliminated.
Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. (" EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from listed and unlisted securities, investment banking, principal transactions, insurance products and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership acquired Boone National Savings and Loan
Association, F.A. (``Association'') on July 21, 1995 (Note 12). The Association operates primarily in Central Missouri and plans to provide trust services to EDJ customers.

The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.

Cash and Cash Equivalents. The Partnership considers all short-term investments with original maturities of three months or less, that are not held for sale to customers, to be cash equivalents.

Transactions. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. These transactions (and related revenue and expense) are recorded on a settlement date basis, generally representing the third business day following the transaction date, which is not materially different than a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Association makes secured commercial, real estate, and consumer loans primarily to customers in Central Missouri.

Securities Owned. Securities owned are valued at current market prices. Unrealized gains or losses are reflected in principal transactions revenue.

Equipment, Property and Improvements.   Equipment, including
furniture and fixtures, is depreciated using straight-line and accelerated methods over estimated useful lives of five to ten years. Buildings are depreciated using the straight-line method over estimated useful lives approximating thirty to thirty two years. Amortization of property improvements is computed based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant renewals and betterments are capitalized.

Segregated Cash Equivalents and Securities Owned. Rule 15c3-3 of the Securities and Exchange Commission requires deposits of cash or securities to a special reserve bank account for the benefit of customers if total customer related credits exceed total customer related debits, as defined. No deposits of cash or securities were required as of December 31, 1995 or 1994.

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

NOTE 3 -  RECEIVABLE FROM AND PAYABLE TO BROKERS OR DEALERS
          AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers or dealers and clearing organizations are as follows:

                                            1995           1994
Securities failed to deliver            $    3,880     $    3,864

Deposits paid for securities borrowed       14,742          8,604

Deposits with clearing organizations         2,369          2,448

Other                                        1,103          1,688
                                            ______        _______
Total receivable from brokers or dealers
  and clearing organizations            $   22,094     $   16,604
                                        ==========     ==========

Securities failed to receive            $    7,889     $   10,064

Deposits received for securities loaned      4,889          2,735

Other                                          247            426
                                         _________     __________
Total payable to brokers or dealers and
 clearing organizations                 $   13,025     $   13,225
                                         =========     ==========

"Fails" represent the contract value of securities that have not been received or delivered by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivables from mortgages and loans are comprised of the Association's mortgage loans, primarily adjustable rate, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                    1995                1994
                       ____________________________________________
                                    Securities          Securities
                                    Sold but            Sold but
                         Securities not yet  Securities not yet
                              Owned Purchased     Owned Purchased
Inventory Securities:
 Certificates of deposit  $   4,740 $       - $ 3,113   $   246
 U.S. and Canadian government
    and agency obligations    9,680    13,320  18,501    11,201
 State and municipal
   obligations               56,514       450    42,860       726
 Corporate bonds and notes   12,167     2,615    16,342     3,145
 Corporate stocks             5,194     2,043     5,375       719
                          __________ _________ __________ _______

                          $  88,295 $  18,428   $86,191   $16,037
                          =========  ========  ========  ========

 Investment Securities:
 U.S. government and
   agency obligations     $ 123,060            $137,066
                          =========            ========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of futures contracts and U.S. government securities. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in interest rates and market conditions. Any gain or loss on the hedging activities is recognized in principal

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, furniture and fixtures, property and improvements are summarized as follows:

                                           1995           1994

Land                                    $   13,671     $   13,705
Buildings and improvements                  92,704         76,142
Equipment                                   94,367         78,902
Furniture and fixtures                      62,145         51,557
                                        ____________   ____________

 Total equipment, property and
  improvements                             262,887        220,306

Accumulated depreciation and
 amortization                             (117,792)       (94,542)
                                        ____________   ____________
 Equipment, property  and improvements,
  net                                   $  145,095     $  125,764
                                          ==========     ==========

NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 1995, the Partnership had bank lines of credit aggregating $570,000 of which $545,000 were through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. At December 31, 1995 and 1994, collateral of $416,645 and $475,594, respectively, was available to support secured bank loans of EDJ. As of December 31, 1995, the Association had a $1.5 million loan from the Federal Home Loan Bank secured by mortgage loans. All loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 5.8% and 7.0% at December 31, 1995, and 1994, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $97,527, $159,600 and $99,100 and the average interest rate (computed on the basis of the average aggregate loans outstanding) was 6.8%, 5.2% and 4.0% for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors is comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                            1995           1994

Notes payable, secured by equipment,
interest at variable rates ranging
from 7.325% to 8.5% at December 31,
1995, due in monthly installments
of principal plus interest,
maturing from May 1, 1997 through
December 6, 2000.                       $   14,274     $    6,450

Notes payable, secured by property, interest
rates ranging from 7.59% to 8.72% at
December 31, 1995, principal and interest due
in monthly installments, maturing from
June 5, 2003 through April 5, 2008.         47,747         35,329

Notes payable, secured by the Association's
stock and a letter of credit, interest at variable
rates ranging from 5.97% to 7.325% at December
31, 1995, annual principal due plus
interest, maturing from July 24, 1998 through
June 30, 2000.                               8,106              -
                                        ____________   ____________

                                        $   70,127     $   41,779
                                        ==========     ==========
Required annual principal payments, as of December 31, 1995, are as follows:



                    Year                Principal Payment
                    _____             ___________________

                    1996              $     9,265
                    1997                    9,019
                    1998                    7,567
                    1999                    7,837
                    2000                    9,610
                    Thereafter             26,829
                                      _____________
                                      $    70,127
                                      =============

The Partnership has land, buildings and equipment with a carrying value of $70,716 at December 31, 1995, which are subject to security agreements which collateralize various notes payable. Certain agreements contain restrictions that among other things, require maintenance of certain financial ratios, levels of indebtedness and limit the withdrawal of partnership capital. The Partnership has estimated the fair value of the long-term debt to be approximately $68,159 and $38,199 as of December 31, 1995 and 1994, respectively.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                            1995           1994

Capital notes, 7.95%, due in annual
installments of $10,225, commencing on
April 15, 1998, with a final installment
of $10,200 due on April 15, 2006.       $   92,000     $   92,000


Capital notes, 8.96%, due in annual
installments of $6,000  commencing on
May 1, 1998, with a final installment on
May 1, 2002                                 30,000         30,000


Capital notes, 10.6%, retired during 1995              -
 14,000
                                        ____________   ____________

                                        $  122,000     $  136,000
                                        ============   ============

The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1995, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $110,000 and Net Capital as computed in accordance with the uniform Net Capital rule of 7.5% of aggregate debit items (See Note 13).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $128,156 and $130,520 as of December 31, 1995 and 1994, respectively.

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 98,410 and 62,375 $1,000 units at December 31, 1995 and 1994, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership.
Interest expense includes $5,055, $4,741, and $3,781 for the years ended December 31, 1995, 1994 and 1993, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 28,943 and 22,020 $1,000 units at December 31, 1995 and 1994, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Included in partnership capital at December 31, 1995 and 1994, are undistributed profits of $17,477 and $14,679, respectively, to be withdrawn by the partners.

NOTE 12 - ACQUISITION

Effective July 21, 1995, the Partnership purchased Boone National Savings and Loan Association, F.A., in a stock purchase transaction for approximately $8.6 million. The acquisition has been accounted for as a purchase, and accordingly, the operating results of the Association have been included in the Partnership's consolidated results since the effective acquisition date. The acquisition was funded with $5 million of long-term debt and a $3.6 million note held by the sellers. The acquisition did not have a material effect on the results of operations or financial position of the Partnership in 1995. As of December 31, 1995, the total assets of the Association were approximately $72.3 million.

NOTE 13 - CAPITAL REQUIREMENTS

As a result of its activities as a broker/dealer, EDJ, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At December 31, 1995, EDJ's Net Capital of $181,965 was 38% of aggregate debit items and its Net Capital in excess of the minimum required was $172,401. Net Capital and the related capital percentage may fluctuate on a daily basis.

The Association is required under federal regulation to maintain specified levels of liquidity and capital standards. The
Association has been in compliance with these regulations at all times.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. However, participants may contribute on a voluntary basis. Approximately $14,951, $13,835, and $16,716 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1995, 1994 and 1993, respectively. No post retirement benefits are provided.

NOTE 15 - COMMITMENTS

Furniture, fixtures, computer and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. The Partnership's non-cancelable lease commitments greater than one year are summarized below:


                    1996               $   16,188
                    1997                   16,342
                    1998                   12,864
                    1999                    5,434
                    2000                    2,202
                    Thereafter              7,760

Rent expense was $44,486, $35,558, and $28,385 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 16 - CONTINGENCIES

Various legal actions, primarily relating to the distribution of securities, are pending against the Partnership. Certain cases are class actions (or purported class actions) claiming substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions is not expected to have a material adverse impact on the Partnership's results of operations or financial condition.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, a Limited Partnership, being organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 23, 1996, the Partnership is comprised of 122 general partners, 2,792 limited partners and 57 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 122 general partners.

The Management Committee of the Partnership is comprised of John W. Bachmann, Douglas E. Hill, Charles R. Larimore, Richie L. Malone, Steven Novik, Darryl L. Pope, Gary D. Reamey, Connie M. Silverstein, Robert Virgil, Jr., and James D. Weddle. The purpose of the Management Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Management Committee shall succeed to all of the powers and duties of the managing partner.

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

A listing of the names, ages, dates of becoming a general partner and area of responsibility for each general partner follows at February 23, 1996:

                                Became
                                General
Name                      Age   Partner   Area of Responsibility

Warren K. Akerson         53      1974    Sales
Allan J. Anderson         53      1992    Sales Management
Charles E. Armstrong      56      1996    Sales
John W. Bachmann          57      1970    Managing Partner
Thomas M. Bartow          46      1989    Sales Training
James D. Bashor           41      1990    Regional Sales Leader
Robert J. Beck            41      1983    Municipal Trading
Roger W. Bennett          40      1995    Regional Sales Leader
John D. Beuerlein         42      1979    Sales Management
John S. Borota            55      1978    Sales Hiring
William H. Broderick, III 43      1986    On-line Marketing
                                            and Communications
Morton L. Brown           49      1978    Managed Investments
Daniel A. Burkhardt       48      1979    Investment Banking
Jack L. Cahill            46      1980    Sales Training

Brett A. Campbell         37      1993    Sales Training
Donald H. Carter          52      1994    Regional Sales Leader
John J. Caruso            49      1988    Information Systems
Guy R. Cascella           38      1992    Sales Management

                                Became
                                General
Name                      Age   Partner   Area of Responsibility

Pamela K. Cavness         33      1995    Compliance
Craig E. Christell        39      1994    Regional Sales Leader
Richard A. Christensen, Jr.48     1978    Mutual Funds Processing
Robert J. Ciapciak        40      1988    HeadquartersAdministration
Stephen P. Clement        46      1990    Video Communications
Cheryl J. Cook-Schneider  37      1995    Compliance
Loyola A. Cronin          38      1987    Branch Operations
Stanley A. Cunningham     52      1995    Regional Sales Leader
Harry J. Daily, Jr.       49      1985    Regional Sales Leader
Paul R. Daniels           50      1995    Regional Sales Leader
Douglas E. Davis          39      1996    Regional Sales Leader
James E. Docksey          35      1995    Regional Sales Leader
Cynthia A. Doria          40      1995    Legal
Brian T. Duffy            43      1996    Regional Sales Leader
William T. Dwyer, Jr.     40      1994    Regional Sales Leader
Abe W. Dye                51      1984    Regional Sales Leader
Allen R. Eaker            49      1989    Regional Sales Leader
Norman L. Eaker           39      1984    Securities Processing
Kevin Eberle              45      1993    Regional Sales Leader
Michael J. Esser          47      1983    Sales Training
Kevin N. Flatt            47      1989    Corporate Bond Trading
Steve Fraser              40      1993    Securities Processing
Colleen A. Geraty         34      1995    Advertising
Chris A. Gilkison         42      1994    Branch Locations
Barbara G. Gilman         57      1988    Trust Marketing
Steven L. Goldberg        37      1987    Central Services
Ronald Gorgen             46      1993    Field Services
Robert L. Gregory         53      1974    Sales Hiring
Kevin C. Haarberg         41      1995    Regional Sales Leader
Patricia F. Hannum        35      1988    Marketing Services
Stephen P. Harrison       47      1990    Regional Sales Leader
James W. Harrod           60      1974    Sales Training
David L. Hayes            40      1994    Regional Sales Leader
Randy K. Haynes           40      1994    Operations
Peter R. Heisler          42      1996    Regional Sales Leader
Clifton L. Helbert        37      1996    Regional Sales Leader
John M. Hess              48      1992    Regional Sales Leader
Mary Beth Heying          38      1994    Communications
Douglas E. Hill           51      1974    Marketing
Alan J. Holmes            42      1996    Regional Sales Leader
Don R. Howard             44      1995    Regional Sales Leader
Stephen M. Hull           51      1994    Regional Sales Leader
Earl H. Hull, Jr.         50      1990    Regional Sales Leader
Glennon D. Hunn           53      1984    Information Systems
Gary R. Hunziker          55      1994    Regional Sales Leader
Thomas G. Iorio           35      1994    Regional Sales Leader
James J. Johnston         49      1995    Regional Sales Leader
Myles P. Kelly            42      1989    Accounting
Timothy J. Kirley         42      1994    Customer SegmentsMktg.

                                Became
                                General
Name                      Age   Partner   Area of Responsibility

Thomas M. Kliethemes      34      1995    Regional Sales Leader
James A. Krekeler         31      1995    Investment Banking
Frederick H. Kruse, Jr.   49      1995    CEO Boone National
Charles R. Larimore       55      1981    Branch Administration
Mark Leverenz             40      1995    Securities Processing
Michele Liebman           39      1994    Information Systems
Rhonda L. Liesenfeld      34      1996    Government Bonds Trading
Richie L. Malone          47      1979    Information Systems
Richard G. McCarty        56      1990    Regional Sales Leader
Timothy J. McCoy          35      1995    Customer Retention
Thomas Migneron           35      1993    Internal Audit
Richard G. Miller, Jr.    40      1991    Regional Sales Leader
Thomas W. Miltenberger    48      1985    Mutual Funds Marketing
Merry L. Mosbacher        37      1986    Insurance/Annuities Mktg.
Matt B. Myre              39      1988    Regional Sales Leader
Rodger W. Naugle          54      1992    Regional Sales Leader
Steven Novik              46      1983    Accounting
Cynthia Paquette          35      1993    Information Systems
George C. Picogna         38      1995    Regional Sales Leader
Darryl L. Pope            56      1971    Operations
Ray W. Raley              42      1996    Equity Marketing
Gary D. Reamey            40      1984    Canada Division
James L. Regnier          38      1994    Sales Training
Ray L. Robbins, Jr.       51      1975    Research
Wann V. Robinson          45      1992    Regional Sales Leader
Douglas Rosen             35      1993    Regional Sales Leader
Harry John Sauer, III     38      1988    Dividend Processing
Arthur C. Schlappi        41      1995    Regional Sales Leader
Thomas D. Schlosser       47      1995    Regional Sales Leader
Philip R. Schwab          47      1978    Syndicate/Equity Trading
Robert D. Seibel          61      1974    Regional Sales Leader
Festus W. Shaughnessy, III40      1988    InformationSystemsMktg.
Connie M. Silverstein     40      1988    Market Development
Alan F. Skrainka          34      1989    Research
John S. Sloop             47      1990    Sales Management
Randall L. Smith          40      1996    Regional Sales Leader
Ronald H. Smith           56      1984    Regional Sales Leader
Lawrence R. Sobol         45      1977    General Counsel
Lawrence E. Thomas        40      1983    Sales Management
Terry R. Tucker           41      1988    Information Systems
Richard G. Unnerstall     40      1989    Information Systems
Steven A. Vanvoorhis      45      1995    Regional Sales Leader
Susan S. Venn             33      1995    Accounting
Robert Virgil, Jr.        61      1994    HeadquartersAdministration
JoAnn Von Bergen          46      1986    Cash Processing
Donald E. Walter          50      1983    Compliance Director
James D. Weddle           42      1984    Sales Management

                                General
Name                      Age   Partner   Area of Responsibility

Vicki Westall             36      1993    Investment Banking
Thomas J. Westphal        37      1989    Customer Information
Heidi Whitfield           35      1993    Product Review
Robert D. Williams        34      1994    Regional Sales Leader
A. Thomas Woodward        49      1985    Sales Management
Price P. Woodward         33      1993    Customer Segments Mktg.
Alan T. Wright            49      1994    Investment Banking
Bradley A. Ytterberg      41      1994    Customer Segments Mktg.

Except as indicated below, each of the General Partners has been a general partner of the Partnership for more than the preceding five years.

Allan J. Anderson, joined the Partnership in 1984 as a registered representative and became a general partner in 1992.

Charles E. Armstrong, joined the Partnership in 1977 as a registered representative and became a general partner in 1996.

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

Pamela K. Cavness, joined the Partnership in 1987 as an attorney in the Compliance Department and became a general partner in 1995.

Craig E. Christell, joined the Partnership in 1982 as a registered representative and became a general partner in January 1994.

Cheryl Cook-Schneider, joined the Partnership in 1987 as an attorney in the Compliance Department and became a general partner in January 1995.

Stanley A. Cunningham, joined the Partnership in 1981 as a registered representative and became a general partner in January
1995.

Paul R. Daniels, joined the Partnership in 1984 as a registered representative and became a general partner in 1995.

Douglas E. Davis, joined the Partnership in 1987 as a registered representative and became a general partner in 1996.

James E. Docksey, joined the Partnership in 1982 as a registered representative and became a general partner in 1995.

Cynthia A. Doria, joined the Partnership in 1984 as an attorney in the Legal Department and became a general partner in January 1995.

Terry Doyle, joined the Partnership in 1981 as a registered representative and became a general partner in 1992.

Brian T. Duffy, joined the Partnership in 1987 as a registered representative and became a general partner in 1996.

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

Peter R. Heisler, joined the Partnership in 1985 as a registered representative and became a general partner in 1996.

Clifton L. Helbert, joined the Partnership in 1989 as a registered representative and became a general partner in 1996.

John M. Hess, joined the Partnership in 1982 as a registered representative and became a general partner in 1992.

Mary Beth Heying, joined the Partnership in 1984 in the Communications Department and became a general partner in January
1994.

Alan J. Holmes, joined the Partnership in 1989 as a registered representative and became a general partner in 1996.

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

James J. Johnston, joined the Partnership in 1975 as a registered representative and became a general partner in 1995.

Timothy J. Kirley, joined the Partnership in 1983 as a registered representative and became a general partner in 1994.

Thomas M. Kliethermes, joined the Partnership in 1987 as a registered representative and became a general partner in 1995.

James A. Krekeler, joined the Partnership in 1988 in the Research
Department and became a general partner in January 1995.

Frederick H. Kruse, joined the Partnership in 1995 as a general partner. Prior to this, he served as the President and Chief
Executive Officer of Boone National Savings and Loan Association,
F.A.

Mark Leverenz, joined the Partnership in 1988 in the Operations
Department and became a general partner in January 1995.

Michele M. Liebman, joined the Partnership in 1985 in the Data
Processing Department and became a general partner in January 1994.

Rhonda L. Liesenfeld, joined the Partnership in 1985 in the corporate bond department, and became a general partner in 1996

Timothy J. McCoy, joined the Partnership in 1982 in the municipal bond department and became a general partner in 1995.

Thomas W. Migneron, joined the Partnership in 1985 as an internal auditor and became a general partner in January, 1993.

Rodger W. Naugle, joined the Partnership in 1981 as a registered representative and became a general partner in 1992.

Cynthia Paquette, joined the Partnership in 1985 in the Information Systems Department and became a general partner in January 1993.

Gregory C. Picogna, joined the Partnership in 1985 as a registered representative and became a general partner in 1995.

Ray W. Raley, joined the Partnership in 1976 as a registered representative and became a general partner in 1996 in the Equity
Marketing department.

James L. Regnier, joined the Partnership in 1983 as a registered representative and became a general partner in January 1994.

Wann V. Robinson, joined the Partnership in 1985 as a registered representative and became a general partner in 1992.

Douglas Rosen, joined the Partnership in 1982 as a registered representative and became a general partner in January 1993.

Arthur C. Schlappi, joined the Partnership in 1986 as a registered representative and became a general partner in 1995.

Thomas D. Schlosser, joined the Partnership in 1978 as a registered representative and became a general partner in 1995.

Randall L. Smith, joined the Partnership in 1980 as a registered representative and became a general partner in 1996.

Steven A. VanVoorhis, joined the Partnership in 1976 as a registered representative and became a general partner in 1995.

Susan S. Venn, joined the Partnership in 1986 in the Unit Trust
Area and became a general partner in 1995 in the Accounting
Department.

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

Daniel A. Burkhardt is a director of Essex County Gas Company, Amsebury, Massachusetts; Galaxy Cablevision Management, Inc., Sikeston, Missouri; Mid-American Reality Investments, Inc., Omaha, Nebraska; Southeastern Michigan Gas Enterprises Inc., Port Huron, Michigan; St. Joseph Light & Power Co., St. Joseph, Missouri; and Community Investment Partners, L.P. John C. Heisler, Philip R. Schwab and John D. Beuerlein are directors of Cornerstone Mortgage Investment Group, Inc. and Cornerstone Mortgage Investment Group II, Inc. Ray L. Robbins, Jr. is a director of Community Investment Partners, L.P. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Partnership during the three most recent years to the five general partners receiving the greatest compensation (including respective shares of profit participation).
                                  Returns to General
                                    Partner Capital
                                    ___________________
                   (1)      (2)    (3) & (4)
                                   Net income General Partner
                          Deferred allocated  invested     Total
                          Compen-  to General Capital at  (1)(2)
           Year  Salaries sation   Partners   12/31          (3)

John W.
Bachmann   1995  120,000  6,077  1,721,341  4,500,612 1,847,418

           1994  120,000  5,55   1,681,517  4,115,163 1,807,070
           1993  120,000 10,707  2,350,562  3,971,779 2,481,269

Douglas E.
Hill       1995  118,000  6,077  1,631,400   4,241,95 1,755,477

           1994  118,000  5,55   1,513,365  3,703,647 1,636,918
           1993  118,000 10,707  1,994,416  3,369,994 2,123,123

Ron
Larimore   1995  118,000  6,077  1,641,246  4,293,687 1,765,323

           1994  118,000  5,553  1,513,365  3,703,647 1,636,918
           1993  118,000 10,707  1,994,416  3,369,994 2,123,123

Richie L.
Malone     1995  118,000  6,077  1,610,391  4,293,687 1,734,468

           1994  118,000  5,553  1,513,365  3,703,647 1,636,918
           1993  118,000 10,707  1,899,444  3,209,518 2,028,151

Darryl W.
Pope       1995  118,000  6,077  1,629,819  4,241,956 1,753,896

           1994  118,000  5,553  1,513,365  3,703,647 1,636,918
           1993  118,000 10,707  1,994,416  3,369,994 2,123,123

(1)Each non-selling general partner receives a salary generally ranging from $90,000 - $120,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the five individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.

(2)Each general partner is a participant in the Partnership's profit sharing plan which covers all eligible employees. Contributions to the plan, which are within the discretion of the Partnership, are made annually and have historically been determined based on approximately twenty-four percent of the Partnership's net income. Allocation of the Partnership's contribution among participants is determined by each participant's relative level of eligible earnings, including in the case of general partners, their profit participation.

(3)Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. These interests in the Partnership held by each general partner currently range from 1/10 of 1% to 4.65% in 1995, (1/10 of 1%
   to 4.50% in 1994 and 1/10 of 1% to 4.95% in 1993).    At the
   discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.

(4)Net income allocable to general partners is the amount remaining after payment of interest and earnings on capital invested to limited partners and subordinated limited partners.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 82 of the general partners also own limited partnership interests and 26 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 23, 1996:
                            Name of       Amount of
                            Beneficial    Beneficial   Percent of
Title of Class              Owner         Ownership    Class

Limited Partnership         All General
Interests                   Partners as
                            a Group       $7,583,000      8%

Subordinated                All General
Limited Partnership         Partners as
Interests                   a Group       15,644,000     50%


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

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K


                                 INDEX

(a)  (1)  The following financial statements are included in Part
          II,Item 8:

                                                         Page No.

      Report of Independent Public Accountants ................20

      Consolidated Statements of Financial Condition as of
      December 31, 1995 and 1994 ..............................21

      Consolidated Statements of Income for the years ended
      December 31, 1995, 1994 and 1993 ........................23

      Consolidated Statements of Cash Flows for the years
      ended December 31, 1995, 1994 and 1993 ..................24

      Consolidated Statements of Changes in Partnership Capital
      for the years ended December 31, 1995, 1994 and 1993 ....25

      Notes to Consolidated Financial Statements ..............26

      All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)   Report on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of 1995.

(c)   Exhibits

      Reference is made to the Exhibit Index hereinafter contained.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


(Registrant) THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
          __________________________________________________________


By (Signature and Title)            /s/  John W. Bachmann
                    _____________________________________________
                              John W. Bachmann, Managing Partner


Date            March 26, 1996
       __________________________________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


By (Signature and Title)           /s/  John W. Bachmann
                    _____________________________________________
                              John W. Bachmann, Managing Partner


Date            March 26, 1996
       __________________________________________________________


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

             EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                 FOR THE YEAR ENDED DECEMBER 31, 1995

Exhibit
Number         Page      Description

 3.1           *         Fifth Amended and Restated Limited
                         Partnership Agreement of Edward D. Jones &
                         Co., L.P., dated April 28, 1994,
                         incorporated herein by reference to
                         Exhibit 3.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         June 24, 1994.

 3.2           *         Form of Limited Partnership Agreement of
                         Edward D. Jones & Co., L.P.

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

10.3           *         Complaint for Permanent Injunction and
                         Other Equitable Relief and Final Judgement of Permanent Injunction in re: SEC v.
                         Edward D. Jones & Co. (U.S. Dist. Ct. for
                         Dist. of Columbia; Civil Action No. 85-
                         3078), incorporated herein by reference to
                         Exhibit 10(I) to the Company's current
                         report on Form 8-K dated September 24,
                         1985.

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

10.23                    Purchase Agreement by and between Edward
                         D. Jones & Co., L.P. and Genicom
                         Corporation dated November 25, 1992.

10.24                    Mortgage Note and Deed of Trust and
                         Security Agreement between EDJ Leasing
                         Co., L.P. and Nationwide Insurance Company dated March 9, 1993.

10.25                    Mortgage Note and Amendment to Deed of
                         Trust between EDJ Leasing Co., L.P. and
                         Nationwide Insurance Company dated March
                         9, 1994.

10.26 Mortgage Note; Deed of Trust and Security Agreement; Assignment of Leases, Rents and Profits; and Subordination and Attornment Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated April 6, 1994, incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1994.

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

10.29 Master Lease Agreement and Addendum by and between Edward D. Jones & Co., L.P. and General Electric Capital Corporated dated April 21, 1994, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

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

10.33 Credit Agreement between EDJ Leasing Co., L.P. and Southtrust Bank of Alabama, N.A. dated October 26, 1994.

10.34 Master Lease Agreement between EDJ Leasing Company and Edward D. Jones & Co., L.P.
                         dated October 26, 1994.

10.35 Lease Financing Line of Credit Agreement and Term Note Agreement between EDJ
                         Leasing Co., L.P. and Enterprise Bank
                         dated December 6, 1994.

10.36 Master Lease Agreement between EDJ Leasing Co. and Edward D. Jones & Co., L.P., dated December 6, 1994.

10.37                    Purchase Agreement by and between Edward
                         D. Jones & Co., L.P. and Tektronix Inc.
                         dated February 28, 1995.

10.38 Loan Agreement between Edward D. Jones & Co., L.P. and Boatmen's Bank dated April 28, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.

10.39 Sixth Amended and Restated Limited Partnership Agreement of Edward D. Jones & Co., L.P., dated May 31, 1995, incorporated herein by reference to the
                         Company's Quarterly Report on Form 10-Q
                         for the quarter ended June 30, 1995.

10.40 Conforming Systems Agreement between Tri-Tek Information Systems, Inc. and Edward
                         D. Jones & Co.., L.P., dated May 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

10.41 Mortgage Note; South Second Deed of Trust and Security Agreement between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company dated August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

10.42 Mortgage Note; North Second Deed of Trust and Security Agreement between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company dated August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

24.1                     Consent of Independent Public Accountants.

 25            *         Delegation of Power of Attorney to
                         Managing Partner contained within Exhibit
                         3.1

 27 Financial Data Schedule (provided for the Securities and Exchange Commission only).