Form 10-Q
period 1996-03-31
JONES FINANCIAL COMPANIES L P
filed 1996-05-10
CIK 815917

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549
                        ______________________

                             FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 29, 1996
                                 ______________
Commission file number   0-16633
                         _______

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
_______________________________________________________________________
          (Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1450818
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
_______________________________________________________________________
      (Address of principal executive offices)    (Zip Code)

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

                                INDEX

                                                              Page
                                                            Number
Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

      Consolidated Statement of Financial Condition ...........3
      Consolidated Statement of Income  .......................5
      Consolidated Statement of Cash Flows ....................6
      Consolidated Statement of Changes in Partnership Capital 7
      Notes to Consolidated Financial Statements ..............8

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations ....................9



Part II.OTHER INFORMATION

Item 1. Legal Proceedings......................................13

        Signatures ............................................14

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                 ASSETS
                               (Unaudited)

                                       March 29,    December 31,
(Amounts in thousands)                     1996           1995

Cash and cash equivalents             $    100,844   $   44,112

Receivable from:
  Customers                                486,868      489,041
  Brokers or dealers and clearing
      organizations                         22,405       22,094
  Mortgages and loans                       59,397       58,836

Securities owned, at market value:
  Inventory securities                      49,331       88,295
  Investment securities                    123,663      123,060

Equipment, property and improvements       144,838      145,095

Other assets                                64,289       74,968
                                        __________   __________

                                      $  1,051,635   $1,045,501

The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                   LIABILITIES AND PARTNERSHIP CAPITAL
                             (Unaudited)

                                       March 29,    December 31,
(Amounts in thousands)                     1996           1995

Bank loans                            $   1,501     $    32,503

Payable to:
  Customers                             394,852         360,754
  Brokers or dealers and clearing
    organizations                        10,788          13,025
  Depositors                             60,594          61,189

Securities sold but not yet purchased,
  at market value                        16,780          18,428

Accounts payable and accrued expenses    47,091          49,097

Accrued compensation and employee
 benefits                                73,529          70,084

Long-term debt                           68,001          70,127
                                        __________   __________

                                        673,136         675,207

Liabilities subordinated to claims
  of general creditors                  122,000         122,000

Partnership capital                     256,499         248,294
                                        __________   __________

                                     $1,051,635     $ 1,045,501

The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                                               Three Months Ended
(Amounts in thousands,                         March 29, March 31,
except per unit information)                     1996      1995
Revenues:
 Commissions                                   $160,196  $87,655
 Principal transactions                          27,419   40,713
 Investment banking                               9,278    9,822
 Interest and dividends                          15,002   13,521
 Other                                           15,214    9,377
                                               _________ _________
                                                227,109  161,088
                                               _________ _________
Expenses:
 Employee and partner compensation and benefits 130,927   90,284
 Occupancy and equipment                         23,374   19,326
 Communications and data processing              15,712    13,68
 Interest                                         7,723    7,928
 Payroll and other taxes                          9,420    7,186
 Floor brokerage and clearance fees               1,666    1,407
 Other operating expenses                        15,064   12,335
                                               _________ _________
                                                203,886  152,148
                                               _________ _________
 Net income                                    $ 23,223  $ 8,940
                                               ========= =========
Net income allocated to:
 Limited partners                              $  4,169  $ 1,311
 Subordinated limited partners                    2,470      967
 General partners                                16,584    6,662
                                                _______  _______
                                               $ 23,223  $ 8,940
                                                =======  =======
Net income per weighted average $1,000
equivalent partnership unit outstanding:
 Limited partners                              $  42.63  $ 21.13
                                                =======  =======
 Subordinated limited partners                 $  79.00  $ 36.32
                                                =======  =======
Weighted average $1,000 equivalent
partnership units outstanding:
 Limited partners                                97,806   62,024
                                                =======  =======
 Subordinated limited partners                   31,269   26,625
                                                =======  =======

The accompanying notes are an integral part of these financial statements.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                         Three Months Ended
                                       March 29,      March 31,
(Amounts in thousands)                    1996           1995
Cash Flows Provided by Operating Activities:
  Net income                          $ 23,223       $   8,940
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization          6,212           5,000
  Decrease (increase) in net receivable
  from/payable to customers             36,271            (365)
  Increase in net receivable from/
  payable to brokers or dealers and
  clearing organizations                (2,548)        (11,209)
  Increase in receivable from mortgages
  and loans                               (561)              -
  Decrease in securities owned, net     36,713          28,622
  Decrease in payable to depositors       (595)              -
  Increase (decrease) in accounts payable
  and accrued expenses                   1,439          (6,919)
  Other assets                          10,679           3,319
                                        __________   __________
  Net cash provided by operating
  activities                           110,833          27,388
                                        __________   __________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property and
  improvements                          (5,955)         (9,614)
                                        __________   __________

Cash Flows Used by Financing Activities:
  Repayment of bank loans               (31,002)        (4,200)
  Repayment of long-term debt            (2,126)          (105)
  Repayment of subordinated debt              -         (7,000)
  Issuance of partnership interests       3,365          4,651
  Redemption of partnership interests    (1,960)          (621)
  Withdrawals and distributions from
  partnership capital                   (16,423)       (13,761)
                                        __________   __________
  Net cash used by financing activities (48,146)       (21,036)
                                        __________   __________
  Net increase (decrease) in cash and
  cash equivalents                       56,732         (3,262)

Cash and Cash Equivalents,
 beginning of period                     44,112         36,682
                                        __________   __________

Cash and Cash Equivalents,
 end of period                        $ 100,844      $   33,420

Interest payments for the periods were $5,300 and $6,164.

The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

           THREE MONTHS ENDED MARCH 29, 1996, AND MARCH 31, 1995
                                (Unaudited)

                                   Subordinated
                            Limited   limited      General
                        partnership  partnership  partnership
(Amounts in thousands)      capital   capital      capital       Total

Balance, December 31, 1994 $ 67,461  $ 23,722     $ 99,340   $   190,523

Issuance of partnership
interests                         -     4,651         -            4,651

Redemption of partnership
interests                      (621)        -         -             (621)

Net income                    1,311       967        6,662         8,940

Withdrawals and distributions(5,083)   (1,688)      (6,990)      (13,761)
                           ________  ________     ________        _______

Balance, March 31, 1995    $ 63,068  $ 27,652     $ 99,012   $    189,732

Balance, December 31, 1995 $103,972  $ 31,524     $112,798  $     248,294

Issuance of partnership
interests                         -     3,365         -             3,365

Redemption of partnership
interests                      (852)   (1,108)        -            (1,960)

Net income                    4,169     2,471       16,583         23,223

Withdrawals and distributions(5,569)   (2,521)      (8,333)       (16,423)
                           ________  ________     ________       ________

Balance, March 29, 1996    $101,720   $33,731     $121,048       $256,499

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

  The results of operations for the three months ended March 29,

1996, are not necessarily indicative of the results to be expected for the full year.

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

At March 29, 1996, EDJ's Net Capital of $200.7 million was 42% of aggregate debit items and its Net Capital in excess of the minimum required was $191.2 million.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                    MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

                 QUARTER ENDED MARCH 29, 1996, VERSUS

                      QUARTER ENDED MARCH 31, 1995

  Total revenues increased 41% ($66 million) to $227.1 million compared to the quarter ended March 31, 1995.  During the first quarter of 1996, customers have invested more in equity products versus fixed income products a year ago.  At the same time, customer dollars invested with the firm increased 13% from $4.9 billion to $6.3 billion.  These two factors combined resulted in improved gross commission percentages.  As a result, productivity, measured on a per

IR basis, is approximately 49% higher than during the first quarter of

1995.

  Expenses have increased 34% ($51.7 million) to $203.8 million, and net income has increased by $14.3 million to $23.2 million.  Expense increases have been the result of two major decisions implemented by the firm during 1995.  The first was to slow the growth of the salesforce to enable a thorough revision of the new IR training program.  As a result, the number of Investment Representatives, 3,254 as of March 29, 1996, remained relatively unchanged when compared with the first quarter of 1995.

  Also during 1995, the firm began the migration from mainframe technology to client server technology.  The client server technology will be rolled out over the course of the next few years.  Until the installation is complete, costs will be incurred to support both the existing and the new technology.

  As a result of these decisions, the cost to support an individual

Investment Representative has increased.  During 1996, the long term strategy of growing the salesforce has resumed. Ultimately, resuming salesforce growth will begin to positively influence the cost of supporting an Investment Representative.

  Commission revenues increased 83% ($72.5 million).  Mutual fund commissions increased 94% ($40.4 million).  Listed and over-the-

counter (O-T-C) agency equity commission revenues increased 65% ($15.2 million).  Annuity revenues, primarily variable, increased 81% ($16.9 million).

  Principal transaction revenues decreased 33% ($13.3 million) to

$27.4 million for the period. Municipal bond principal revenues decreased 11% ($1.6 million), corporate bond principal revenues decreased 32% ($2.0 million) and government bond principal revenue decreased 76% ($6.1 million). Collateralized Mortgage Obligations

(CMO) revenues decreased 39% ($3.5 million).

  Investment banking revenues decreased 6% ($.5 million) to $9.3 million for the period. Demand for underwritings of fixed income products was lower during the period.

  Interest and dividend income increased 11% ($1.5 million) to $15.0 million due primarily to interest income earned on loans at Boone

National Savings and Loan Association, F.A., (Boone) which was acquired in July, 1995.

  Other revenue increased $5.8 million or 62%, as a result of increased management fees from money market and mutual fund products that the firm distributes, and from increased IRA custodial fees.

  Compensation costs increased 45% ($40.6 million) compared to the same period last year.  Commissions, sales bonuses, sales incentives and profit sharing provisions earned by Investment Representatives were higher due to increased revenues and net income.  Salaries and wages earned by non-sales personnel were higher during the period due to increases in personnel necessary to support an increased sales force.

  Interest expense declined as the Partnership's borrowings were lower during the first quarter of 1996.  Interest expense includes interest paid on deposit instruments by Boone.

  Of the Partnership's remaining expenses, the most significant changes were seen in occupancy, equipment, communications and data processing expenses in order to support the Partnership's strategy of implementing new technology and expanding its locations.

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at March 29, 1996, was $56.5 million compared to $248.3 million as of March 31, 1995.  General partnership capital increased $22 million due to retention of earnings and to an increase in distributable profits.  Subordinated limited partnership capital increased $6.1 million due to capital

contributions and an increase in distributable profits.  Limited partnership capital increased $38.7 million primarily from a $39.7 million Limited Partnership offering in October, 1995, an increase in distributable profits, and offset by $2 million of partnership redemptions.

  At March 29, 1996, the Partnership had $100.8 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $570 million ($545 million of which are through

uncommitted lines of credit).  Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

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

CASH FLOWS

  For the Quarter ended March 29, 1996, cash and cash equivalents increased $56.7 million.  Cash flows from operating activities provided $111 million, primarily attributable to net income and decreases in securities owned, net receivables from customers, and other assets, adjusted for depreciation and amortization.  Investing activities used $6 million for the purchase of fixed assets.  Cash flows from financing activities used $48 million primarily to decrease bank loans, repay long-term debt and fund withdrawals and

distributions from partnership capital.

  There were no material changes in the partnership's overall financial condition during the three months ended March 29, 1996,

compared with the three months ended March 31, 1995.  The

Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash.  Securities inventories are carried at market values and are readily marketable.  Customer margin accounts are collateralized by marketable securities.  Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis.  Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership.  These liabilities,

to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

  The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

  The Partnership's principal subsidiary, Edward D. Jones & Co.,

L.P., ("EDJ") as a securities broker/dealer, is subject to the

Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards.  EDJ has been in compliance with these regulations.

  The Partnership's subsidiary, Boone National Savings and Loan

Association, F.A. (Boone), a Federally-chartered stock savings and loan association, is required under federal regulations to maintain specified levels of liquidity and capital standards.  Boone has been in compliance with these regulations.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

Item 1:  Legal Proceedings

  There have been no material changes in the legal proceedings previously reported.

Item 5:  Other Information

  None

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  Reference is made to the Exhibit Index contained hereinafter.

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 29, 1996.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                              (Registrant)

Dated:  May 10, 1996                         /s/ John W. Bachmann
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  May 10, 1996                         /s/ Steven Novik
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                               (Registrant)


Dated:  May 10, 1996
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  May 10, 1996
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                            EXHIBIT INDEX

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 For the quarter ended March 29, 1996

Exhibit No.                Description                      Page


27.0                       Financial Data Schedule (provided
                           for the Securities and Exchange
                           Commission only)