Form 10-Q
period 1996-06-30
JONES FINANCIAL COMPANIES L P
filed 1996-08-09
CIK 815917

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                        ______________________

                              FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 28, 1996
                                 _____________
Commission file number   0-16633
                         _______

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

Registrant's telephone number, including area code (314) 515-2000
                                                    __________________

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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................9

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.......................................13

      Signatures ..............................................14

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                ASSETS
                             (Unaudited)

                                        June 28,    December 31,
                                         1996          1995
(Amounts in thousands)

Cash and cash equivalents               $58,194      $44,112

Receivable from:
  Customers                             546,025      489,041
  Brokers or dealers and clearing
      organizations                      11,798       22,094
  Mortgages and loans                    60,531       58,836

Securities owned, at market value:
  Inventory securities                   54,626       88,295
  Investment securities                 123,621      123,060

Equipment, property and improvements    158,679      145,095

Other assets                             69,694       74,968
                                      __________  __________

                                   $  1,083,168   $1,045,501

The accompanying notes are an integral part of these financial statements.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                   LIABILITIES AND PARTNERSHIP CAPITAL
                               (Unaudited)

                                        June 28,    December 31,
                                          1996         1995
(Amounts in thousands)

Bank loans                            $       -      $ 32,503

Payable to:
  Customers                             410,439       360,754
  Brokers or dealers and clearing
  organizations                          18,693        13,025
  Depositors                             60,648        61,189

Securities sold but not yet purchased,
  at market value                        15,308        18,428

Accounts payable and accrued expenses    49,230        49,097

Accrued compensation and employee
benefits                                 78,182        70,084

Long-term debt                           72,274        70,127
                                      __________   __________

                                        704,774       675,207
Liabilities subordinated to claims
  of general creditors                  122,000       122,000

Partnership capital                     256,394       248,294
                                      __________   __________

                                     $1,083,168    $1,045,501

The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                         Three Months Ended      Six Months Ended
   (Amounts in thousands   June 28,  June 30,  June 28,   June 30,
except per unit information) 1996     1995      1996       1995
Revenues:
  Commissions            $ 159,936 $ 108,751 $ 320,132   $196,406
  Principal transactions    52,993    34,476    86,707     81,166
  Investment banking         3,895     6,051     6,878      9,895
  Interest and dividends    17,022    15,209    32,024     28,730
  Other                     17,480    11,661    32,694     21,038
                        __________ __________ ________    _______
                           251,326   176,148   478,435    337,235
                        __________ __________ ________    _______
Expenses:
  Employee and partner
  compensation and
  benefits                 147,995    97,603   278,922    187,885

  Occupancy and equipment   25,120    20,174    48,494     40,067
  Communications and data
  processing                18,630    13,405    34,342     26,518
  Interest                   8,183     7,908    15,906     15,836
  Payroll and other taxes    7,249     5,474    16,669     12,662
  Floor brokerage and
  clearance fees             1,865     1,509     3,531      2,916
  Other operating expenses  16,384    14,630    31,448     26,966
                         _________  ________  ________   ________
                           225,426   160,703   429,312    312,850
                         _________  ________  ________   ________
  Net income             $  25,900 $  15,445 $  49,123    $24,385
                         =========  ========  ========   ========
Net income allocated to:
  Limited partners       $   4,623 $   1,809 $   8,792    $ 3,120
  Subordinated limited
  partners                   2,650     1,607     5,120      2,574
  General partners          18,627    12,029    35,211     18,691
                         _________  ________  ________   ________
                         $  25,900 $  15,445 $  49,123    $24,385
                         =========  ========  ========   ========
 Net income per weighted average
  $1,000 equivalent partnership
  units outstanding:
     Limited partners    $   47.57 $   29.44 $   90.18    $ 50.54
                          ========= ========= =========    ========
   Subordinated limited
   partners              $   84.94 $   62.78 $  163.92    $ 98.58
                          ========= ========= =========    ========
Weighted average $1,000 equivalent
  partnership units outstanding:
       Limited partners     97,177    61,438    97,491     61,731
                          ========= ========= =========    ========
Subordinated limited
partners                    31,200    25,599    31,234     26,112
                          ========= ========= =========    ========
The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                           Six Months Ended
                                        June 28,       June 30,
(Amounts in thousands)                    1996           1995
Cash Flows Provided by Operating Activities:
  Net income                           $49,123         $24,385
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization         13,082          10,275
  (Increase) decrease in net receivable
  from/payable
  to customers                          (7,299)         28,982
  Decrease (increase) in net receivable
  from/payable to brokers or dealers and
  clearing organizations                15,964          (9,506)
  Increase in receivable from mortgages
  and loans                             (1,695)              -
  Decrease in securities owned, net     29,988          15,339
  Decrease in payable to depositors       (541)              -
  Increase (decrease) in accounts payable
   and accrued expenses                  8,231          (4,400)
  Other assets                           5,274           2,706
                                     __________      __________
  Net cash provided by operating
  activities                           112,127          67,781
                                     __________      __________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property
   and improvements                    (26,666)        (19,738)
                                     __________      __________

Cash Flows Used by Financing Activities:
  Repayment of bank loans              (32,503)        (18,000)
  Issuance of long-term debt             6,698           3,345
  Repayment of long-term debt           (4,551)         (2,394)
  Repayment of subordinated debt             -          (7,000)
  Issuance of partnership interests      3,365           4,651
  Redemption of partnership interests   (2,572)         (4,178)
  Withdrawals and distributions from
  partnership capital                  (41,816)        (24,911)
                                      __________     __________
  Net cash used by financing activities(71,379)        (48,487)
                                      __________     __________
  Net increase (decrease) in cash and
  cash equivalents                      14,082            (444)

Cash and Cash Equivalents,
 beginning of period                    44,112          36,682
                                      __________     __________
Cash and Cash Equivalents,
end of period                          $58,194         $36,238

Interest payments for the periods were $15,983 and $16,268.

The accompanying notes are an integral part of these financial statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

            SIX MONTHS ENDED JUNE 28, 1996, AND JUNE 30, 1995
                              (Unaudited)

                                   Subordinated
                            Limited   limited   General
                           ptnrship  ptnrship  ptnrship
(Amounts in thousands)      capital   capital   capital   Total

Balance, December 31, 1994 $ 67,461  $ 23,722  $ 99,340  $190,523

Issuance of partnership
interests                         -     4,605         -     4,605

Redemption of partnership
interests                    (1,200)   (2,978)        -    (4,178)

Net income                    3,120     2,574    18,691    24,385

Withdrawals and distributions(5,448)   (3,527)  (15,890)  (24,865)
                           ________  ________  ________   _______

Balance, June 30, 1995     $ 63,933  $ 24,396  $102,141  $190,470

Balance, December 31, 1995 $103,972  $ 31,524  $112,798  $248,294

Issuance of partnership
interests                         -     3,365         -     3,365

Redemption of partnership
interests                    (1,464)   (1,108)        -    (2,572)

Net income                    8,792     5,120    35,211    49,123

Withdrawals and distributions(5,973)   (7,001)  (28,842)  (41,816)
                           ________  ________  ________  ________

Balance, June 28, 1996     $105,327   $31,900  $119,167  $256,394

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

  Certificate of deposit revenues have been reclassified beginning in the second quarter of 1996 to principal transactions revenues from investment banking revenues.  Where appropriate, prior years'

financial statements have been reclassified to conform with the 1996 presentation.

  The results of operations for the three and six months ended June

28, 1996, are not necessarily indicative of the results to be expected for the full year.

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

At June 28, 1996, EDJ's Net Capital of $191.3 million was 36% of aggregate debit items and its Net Capital in excess of the minimum required was $180.6 million.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                     MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

                  QUARTER AND SIX MONTHS ENDED JUNE 28, 1996

              VERSUS QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

  During the first six months of 1996, the Partnership benefited from favorable conditions in the U.S. securities markets.  Revenues increased 42% ($141.2 million) to $478.4 million compared to the six months ended June 30, 1995.  Expenses increased 37% ($116.5 million)

to $429.3 million.  As a result, net income during the six month period increased by 101% ($24.7 million) to $49.1 million.  Similarly,

for the second quarter, revenues increased 43% ($75.2 million) to

$251.3 million compared to the quarter ended June 30, 1995, with expenses increasing 40% ($64.7 million) to $225.4 million, and net income increasing by 67% ($10.5 million) to $25.9 million.

  The favorable trends in product mix and transaction volume experienced during the first quarter continued in the second quarter of 1996.  Transaction revenues derived from equity products, including equity mutual funds and variable annuities, comprised 66% or $128.4 million of the quarter's transaction revenues compared with 61% or

$79.8 million for the second quarter of 1995.  For the first six months of the year, equity related transaction revenues were 69%

($256.6 million) of transaction revenues compared to 55% ($139.8 million) for the first six months of 1995.  The shift in product mix to equity related products in 1996 from shorter term fixed income products in 1995 favorably impacted the gross commission percentages.

At the same time as the gross commission percentage improved, the volume of customer dollars generating transaction revenue for the firm increased 44% to $7.3 billion for the quarter.  For the six months,

the increase was 36% to $13.6 billion compared to the first six months of 1995.

  Along with the shift in product mix favorably impacting transaction revenues, other revenues increased 50% for the quarter to $17.5 million and 55% for the six month period to $32.7 million.  Other revenues consist of IRA custodian fees and management fees from money market and mutual funds distributed by the Partnership.  Additionally,

service fees derived from mutual funds and annuities, which are included in commission revenues, increased 34% to $43.7 million for the six months and 31% to $22.6 million for the second quarter,

compared to 1995.  The base for these two revenue components

(customers' assets under control) has increased to $100 billion at the end of the second quarter compared to $81 billion a year ago.

  Interest and dividend revenues increased $3.3 million for the six month period and $1.8 million for the second quarter, compared to the prior year.  This increase is due to additional income earned on loans at Boone National Savings and Loan Association, F.A., which was acquired in July, 1995, and increased levels of short term

investments.

  Expenses for both the quarter and first six months of 1996 have been influenced by increased compensation costs and costs associated with the firm's strategic decision to convert its existing mainframe based technology to new client server technology.

  Compensation costs for both the quarter and six months have increased by approximately 50%.  Sales compensation has increased due to increased revenues.  Additionally, variable compensation, including sales bonuses, sales incentives, and profit sharing expenses has increased significantly due to increased revenues and net income.

Compensation costs related to non-sales personnel has also increased due to the growth in the number of support personnel in the firm's branch offices and to growth in personnel required to support the conversion to client server technology.

  Expense increases in occupancy and communication systems costs result from the implementation of client server technology.  Until the installation of the new system in the branch locations and St. Louis headquarters is completed, which is planned for 1997, costs will be incurred to support both the existing technology and the new client server technology.

  During 1996, the Partnership resumed its long term strategy of growing the salesforce.  As of June 28, 1996, the number of investment representatives has increased to 3,321 versus 3,148 as of June 30,

1995.  During 1995, the number of investment representatives decreased as the firm's hiring was reduced in conjunction with a planned revision of its new investment representative training program. The revised new investment representative training program has been in place for approximately one year and the results of new trainees completing the program over the past year are meeting the

Partnership's expectations.  In view of these results, the firm substantially increased its hiring of new investment representatives during the second quarter of 1996.

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at June 28, 1996, was $256.4 million compared to $190.5 million as of June 30, 1995.  General partnership capital increased $17.0 million due to retention of earnings and to an increase in distributable profits.  Subordinated limited partnership capital increased $7.5 million due to capital contributions and undistributed profits.  Limited partnership capital increased $41.4 million primarily from a $39.7 million Limited

Partnership offering in October, 1995, and an increase in

distributable profits.

  At June 28, 1996, the Partnership had $58.2 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through

uncommitted lines of credit).  Actual borrowing availability is primarily based on market values of securities owned and customers'

margin securities which serve as collateral for the loans.

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

CASH FLOWS

  For the six months ended June 28, 1996, cash and cash equivalents increased $14.1 million.  Cash flows from operating activities provided $112 million, primarily attributable to net income, decreases in securities owned, net receivables from brokers or dealers and clearing organizations, and other assets, adjusted for depreciation and amortization.  Investing activities used $26.7 million for the purchase of fixed assets.  Cash flows from financing activities used

$71.4 million primarily to decrease bank loans, repay long-term debt and fund redemptions, withdrawals and distributions from partnership capital.

  There were no material changes in the Partnership's overall financial condition during the six months ended June 28, 1996,

compared with the six months ended June 30, 1995.  The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash.  Securities inventories are carried at market values and are readily marketable.  Customer margin accounts are collateralized by marketable securities.  Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis.  Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership.  These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

  The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

REGULATORY REQUIREMENTS

  The Partnership's principal subsidiary, Edward D. Jones & Co., L.P.

(``EDJ'') as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards.  EDJ has been in compliance with these regulations.

  The Partnership's subsidiary, Boone National Savings and Loan

Association, F.A. (``Boone''), a Federally-chartered stock savings and loan association, is required under federal regulations to maintain specified levels of liquidity and capital standards.  Boone has been in compliance with these regulations.

              THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

Item 1:  Legal Proceedings

  There have been no material changes in the legal proceedings previously reported.

Item 5:  Other Information

  None

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  Reference is made to the Exhibit Index contained hereinafter.

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 28, 1996.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                            (Registrant)


Dated:  August 9, 1996                       /s/John W. Bachmann
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner


Dated:  August 9, 1996                       /s/Steven Novik
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                            (Registrant)

Dated:  August 9, 1996
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  August 9, 1996
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                            EXHIBIT INDEX

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                  For the quarter ended June 28, 1996



Exhibit No.                Description                       Page


27.0                       Financial Data Schedule
                           (provided for the Securities
                           and Exchange Commission only)