Form 10-Q
period 1996-09-30
JONES FINANCIAL COMPANIES L P
filed 1996-11-12
CIK 815917

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                           ______________________

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 27, 1996

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

Item 1.Legal Proceedings.......................................13

      Signatures ..............................................14

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  ASSETS
                               (Unaudited)

                                   September 27,    December 31,
(Amounts in thousands)                 1996              1995

Cash and cash equivalents            $114,591           $44,112

Receivable from:
  Customers                           570,918           489,041
  Brokers or dealers and clearing
      organizations                     9,689            22,094
  Mortgages and loans                  63,300            58,836

Securities owned, at market value:
  Inventory securities                 43,932            88,295
  Investment securities               171,243           123,060

Equipment, property and improvements  166,285           145,095

Other assets                           69,976            74,968
                                    __________       __________

                                   $1,209,934        $1,045,501

The accompanying notes are an integral part of these financial statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                   LIABILITIES AND PARTNERSHIP CAPITAL
                               (Unaudited)

                                   September 27,    December 31,
(Amounts in thousands)                1996              1995

Bank loans                          $1,450            $32,503

Payable to:
  Customers                        434,038            360,754
  Brokers or dealers and clearing
  organizations                     14,893             13,025
  Depositors                        60,728             61,189

Securities sold but not yet purchased,
  at market value                    8,868             18,428

Accounts payable and accrued
expenses                            52,934             49,097

Accrued compensation and employee
benefits                            95,076             70,084

Long-term debt                      70,191             70,127
                                __________         __________

                                   738,178            675,207
Liabilities subordinated to claims
  of general creditors             216,500            122,000

Partnership capital                255,256            248,294
                                __________         __________

                                $1,209,934         $1,045,501

The accompanying notes are an integral part of these financial statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

(Amounts in thousands    Three Months Ended         Nine Months Ended
except per unit          Sept. 27,   Sept. 29,      Sept. 27,   Sept. 29,
information)             1996        1995           1996        1995
Revenues:
  Commissions            $ 139,176   $ 121,802      $ 459,307   $318,292
  Principal transactions    46,766      32,915        133,473    114,081
  Investment banking         4,227       4,726         11,105     14,621
  Interest and dividends    18,233      15,420         50,257     44,150
  Other                     19,552      11,321         52,246     32,280
                          ______________________________________________
                           227,954     186,184        706,388    523,424
                          ______________________________________________
Expenses:
  Employee and partner compensation
    and benefits           129,469     105,927        408,391    293,812
  Occupancy and equipment   27,585      22,258         76,079     62,325
  Communications and
  data processing           17,301      13,771         51,644     40,288
  Interest                   9,206       7,883         25,111     23,719
  Payroll and other taxes    5,606       4,960         22,275     17,623
  Floor brokerage and
  clearance fees             1,841       1,403          5,372      4,319
  Other operating expenses  16,467      14,571         47,914     41,542
                          ______________________________________________
                           207,475     170,773        636,786    483,628
                          ______________________________________________
  Net income             $  20,479   $  15,411      $  69,602    $39,796
                          =========  =========      =========    =======
Net income allocated to:
  Limited partners       $   3,637   $   1,925      $  12,428    $ 5,045
  Subordinated limited
  partners                   1,999       1,781          7,120      4,355
  General partners          14,843      11,705         50,054     30,396
                          ______________________________________________
                         $  20,479   $  15,411      $  69,602    $39,796
                          =========  =========      =========    =======
 Net income per weighted average
     $1,000 equivalent partnership
     units outstanding:
       Limited partners  $   37.63   $   32.01      $  127.85     $82.44
                         =========   =========      =========     ======
Subordinated limited
 partners                $   65.49   $   59.94        $229.67    $159.45
                         =========   =========      =========    =======
Weighted average $1,000 equivalent
  partnership units outstanding:
       Limited partners     96,647      60,138         97,210     61,200
                         =========   =========      =========  =========
Subordinated limited
partners                    30,526      29,714         30,998     27,313
                         =========   =========      =========  =========
The accompanying notes are an integral part of these statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                                          Nine Months Ended
                                   Sept. 27, 1996  Sept. 29, 1995
(Amounts in thousands)                  1996             1995
Cash Flows Provided by Operating Activities:
  Net income                          $69,602          $39,796
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization        21,536           16,302
  (Increase) decrease in net receivable
   from/payable to customers           (8,593)           4,078
  Decrease (increase) in net receivable
  from/payable to brokers or dealers and
  clearing organizations               14,273           (6,939)
  Increase in receivable from mortgages
  and loans                            (4,464)            (934)
  Decrease in inventory securities, net34,803           23,026
  (Decrease) increase in payable to
  depositors                             (461)           2,152
  Increase in accounts payable and
  accrued expenses                     28,829           14,368
  Other assets                          4,992            3,366
                                    __________      __________
  Net cash provided by operating
  activities                          160,517           95,215
                                    __________      __________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property and
  improvements                        (42,726)         (31,445)
  (Increase) decrease in investment
  securities                          (48,183)           7,000
  Purchase of Boone National Savings and
  Loan Association, F.A., net of cash
  acquired                                  -           (2,103)
                                     __________     __________
     Net cash used by investing
     activities                       (90,909)         (26,548)
                                     __________     __________
Cash Flows Provided (Used) by
Financing Activities:
  Repayment of bank loans             (31,053)         (45,502)
  Issuance of long-term debt            7,993           28,912
  Repayment of long-term debt          (7,929)          (3,888)
  Issuance of subordinated debt        94,500                -
  Repayment of subordinated debt            -          (14,000)
  Issuance of partnership interests     3,365           10,842
  Redemption of partnership interests  (5,160)          (5,480)
  Withdrawals and distributions from
  partnership capital                 (60,845)         (38,809)
                                     __________     __________
  Net cash provided (used) by financing
  activities                              871          (67,925)
                                     __________     __________
  Net increase in cash and cash
  equivalents                          70,479              742
Cash and Cash Equivalents, beginning
of period                              44,112           36,682
                                     __________     __________

Cash and Cash Equivalents,
end of period                        $114,591          $37,424

Interest payments for the periods were $22,152 and $22,080.
The accompanying notes are an integral part of these financial statements.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

        NINE MONTHS ENDED SEPTEMBER 27, 1996, AND SEPTEMBER 29, 1995
                                 (Unaudited)

                                   Subordinated
                            Limited   limited   General
                            ptnrshp   ptnrshp   ptnrshp
(Amounts in thousands)      capital   capital   capital    Total

Balance, December 31, 1994 $ 67,461  $ 23,722  $ 99,340  $190,523

Issuance of partnership
interests                         -    10,842         -    10,842

Redemption of partnership
interests                    (2,400)   (3,080)        -    (5,480)

Net income                    5,045     4,355    30,396    39,796

Withdrawals and distributions(7,895)   (5,338)  (25,576)  (38,809)
                           ________  ________  ________   _______

Balance, September 29, 1995$ 62,211  $ 30,501  $104,160  $196,872

Balance, December 31, 1995 $103,972  $ 31,524  $112,798  $248,294

Issuance of partnership
interests                         -     3,365         -     3,365

Redemption of partnership
interests                    (2,029)   (3,131)        -    (5,160)

Net income                   12,428     7,120    50,054    69,602

Withdrawals and distributions(10,853)  (9,102)  (40,890)  (60,845)
                           ________  ________  ________  ________

Balance, September 27, 1996$103,518   $29,776  $121,962  $255,256

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

  The results of operations for the three and nine months ended

September 27, 1996, are not necessarily indicative of the results to be expected for the full year.

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

At September 27, 1996, EDJ's Net Capital of $278.8 million was 50% of aggregate debit items and its Net Capital in excess of the minimum required was $267.6 million.

             THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                      MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

            QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1996

        VERSUS QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 1995

  During the first nine months of 1996, the Partnership benefited from favorable conditions in the U.S. securities markets.  Revenues increased 35% ($183 million) to $706.4 million compared to the nine months ended September 29, 1995.  Expenses have increased 32% ($153.2 million) to $636.8 million.  As a result, net income during the nine month period ended September 27, 1996 increased 75% ($29.8 million) to

$69.6 million.  Similarly, earnings for the third quarter of 1996 were significantly higher than for the third quarter of 1995.  Revenues increased 22% ($41.7 million), expenses increased 21% ($36.7 million),

and net income increased 33% ($5.0 million).

  The Partnership has experienced favorable trends in product mix and transaction volume in 1996 compared with 1995.  These trends continued

during the third quarter as investors have heavily favored equity products.  Through September, 67% of the Partnership's securities revenues were derived from the sale of equity products with the majority of these sales through mutual funds and variable annuities.

At the same time, the volume of customer business transacted by the

Partnership has increased 34%, from $15.3 billion to $20.5 billion through September, 1996.  The shift in product mix from shorter term fixed income products in early 1995 to mutual funds and annuities in

1996 increased gross commission percentages.

  Non-securities transaction revenues have also increased

significantly in 1996 and 1995.  These revenues are derived from service fees earned from mutual funds and annuities, IRA custodian fees and revenue sharing arrangements with mutual funds distributed by the Partnership. Service fees increased $4.3 million (22%), and $15.5 million (30%), for the three and nine months ended September 29, 1996,

over the same periods in the prior year.  Additionally, revenues from

IRA custodian fees and revenue sharing arrangements increased $10.9 million (83%) and $20.6 million (66%), for the three and nine months ended September 29, 1996.  These revenue sources are impacted by customer assets under control of the Partnership, and to some extent by market conditions.  As of September 29, 1996, assets under control exceeded $105 billion.

  Interest and dividend revenues increased $2.7 million, and $5.9 million for the quarter and nine months ended September, 1996.  These increases are due to increased levels of short term investments and to interest earned on loans of Boone National Savings and Loan

Association, F.A., which was acquired in July, 1995.

  Expenses for the three and nine months increased $36.7 million

(21%) and $153.2 million (32%).  Expense increases are related to the

Partnership's strategic decision to move from its existing technology to a client server platform.  Additionally, during 1996, the

Partnership resumed its long term strategy of growing the salesforce,

which also contributes to increased costs.  As of September 27, 1996,

the number of investment representatives has increased 6% to 3,370 from 3,187 as of September 29, 1995.

  Compensation costs have increased $23.5 million (22%) and $114.6 million (39%) for the three and nine months.  Sales and variable compensation, including sales bonuses, sales incentives and profit sharing have increased due to increased revenues and net income.

Compensation costs related to non-sales personnel increased due to the growth in the number of support personnel in the firm's branch offices and to growth in personnel required to support the conversion to client server technology.

  Expense increases in occupancy and communication systems costs result from the implementation of client server technology and increases in the number of support personnel.  Until the installation of the new system in the branch locations and St. Louis headquarters is completed which is planned for 1997, costs will be incurred to support both the existing technology and the new client server technology.

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at September 27, 1996, was $255.3 million compared to $196.9 million as of September 29, 1995.  General partnership capital increased $17.8 million due to retention of earnings and to increased distributable profits.  Subordinated limited partnership capital decreased $0.7 million due to redemptions of

Partnership interests and decreased undistributed profits. Limited partnership capital increased $41.3 million primarily from a $39.7 million Limited Partnership offering in October, 1995, and increased distributable profits.

  Edward D. Jones & Co., L.P. privately placed $94.5 million of subordinated debt during the period. The proceeds will be used for general purposes including the expansion of the sales force and fixed asset improvements primarily related to enhancements in technology.

  At September 27, 1996, the Partnership had $114.6 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through

uncommitted lines of credit).  Actual borrowing availability is primarily based on market values of securities owned and customers'

margin securities which serve as collateral for the loans.

  A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash.  These assets are financed primarily by customer credit balances, equity capital, subordinated debt, bank lines of credit and other payables. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

CASH FLOWS

  For the nine months ended September 27, 1996, cash and cash equivalents increased $70.5 million.  Cash flows from operating activities provided $160.5 million primarily attributable to net income, adjusted for depreciation and amortization, decreased net receivables from/payable to broker or dealers and clearing

organizations, increased accounts payable and accrued expenses,

decreased levels of inventory securities and other assets.  Investing activities used $91 million for the purchase of fixed assets and investment securities.  Cash flows from financing activities provided

$0.9 million primarily from the issuance of subordinated debt,

decreased bank loans and redemptions, withdrawals and distributions from partnership capital.

  During the third quarter of 1995, the Partnership purchased Boone

National Savings and Loan Association, F.A. in a stock purchase transaction for approximately $8.6 million.  The acquisition was funded with $5 million of long-term debt and a $3.6 million note held by the sellers.

  There were no material changes in the Partnership's overall financial condition during the nine months ended September 27, 1996,

compared with the nine months ended September 29, 1995.  The

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

27, 1996.

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)

Dated:  November 12, 1996                    /s/      John W. Bachmann
                                             _________________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  November 12, 1996                    /s/      Steven Novik
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                          (Registrant)

Dated:  November 12, 1996
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner
Dated:  November 12, 1996
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                          EXHIBIT INDEX

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

              For the quarter ended September 27, 1996

Exhibit No.                Description                     Page


10.1 Note Purchase Agreement by Edward D. Jones & Co., L.P., for $94,500,000 aggregate principal amount of 8.18% subordinated
                           capital notes due September 1, 2008.

10.2                       Seventh Amended and Restated Limited
                           Partnership Agreement of Edward D.
                           Jones & Co., L.P., dated August 31, 1996.


27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)