Form 10-K
period 1996-12-31
JONES FINANCIAL COS LP
filed 1997-03-27
CIK 815917

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          _______________________

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file number 0-16633

              THE JONES FINANCIAL COMPANIES, L.P., LLP
___________________________________________________________________
(Exact name of registrant as specified in its Partnership
Agreement)

     MISSOURI                                   43-1450818
___________________________________________________________________
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)      No.)

       201 Progress Parkway
       Maryland Heights, Missouri                63043
___________________________________________________________________
(Address and principal executive office)      (Zip Code)

Registrant's telephone number, including area code (314)  515-2000

Securities registered pursuant to Section 12(b) of the act:

Title of each class:  NONE

Name of each exchange on which registered:  NONE

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

As of March 26, 1997 there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part 1

None

ITEM 1. BUSINESS

The Jones Financial Companies, L.P., LLP (the "Registrant" and also referred to herein as the "Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. The terms "Registrant" and "Partnership" used throughout, refer to The Jones Financial Companies, L.P., LLP and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, said date representing the organization date of Edward D. Jones & Co., L.P. ("EDJ"), the Partnership's principal subsidiary. EDJ was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.P., LLP.

The Partnership's principal operating subsidiary, EDJ, is a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, and is a distributor of mutual fund shares. EDJ conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, American, Chicago, Toronto and Montreal exchanges, and is a registered broker/dealer with the National Association of Securities Dealers, Inc.

As of February 28, 1997, the Partnership was comprised of 138 general partners, 2,660 limited partners and 72 subordinated limited partners. The Partnership employed 12,148 persons, including 3,602 part-time employees. As of said date, the Partnership employed 3,602 full-time investment representatives actively engaged in sales in 3,525 offices in 50 states and Canada.

The Partnership owns 100 percent of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100 percent of the outstanding common stock of LHC, Inc., a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P. a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing
Co., L.P., respectively. In addition, the Partnership owns 100 percent of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner,
49.5 percent of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the equity of Edward D. Jones & Co., an Ontario limited partnership and its general partner, Edward D. Jones & Co. Canada Holding Co. Inc.. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ``Association'', a federally chartered stock savings and loan association. The Partnership has an equity position in several entities formed to act as general partners of various direct participation programs sponsored by the Nooney Corporation as follows: Nooney Capital Corp. (a Missouri corporation), 66-2/3% of outstanding Class B non-voting stock; Nooney-Five Capital Corp. (a Missouri Corporation), 100% of outstanding Class B non-voting stock; Nooney-Six Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney-Seven Capital Corp. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments Two, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investment Three, Inc., (a Missouri corporation), 100% of outstanding Class B non-voting stock. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd.. Conestoga Securities, Inc., also a wholly owned subsidiary, is the general partner of EDJ Ventures, Ltd.

The Partnership is a limited partner of EDJ Insurance Agency of New Jersey, L.P., a New Jersey limited partnership; EDJ Insurance Agency of Arkansas, an Arkansas limited partnership; EDJ Insurance Agency of Montana, a Montana limited partnership; EDJ Insurance Agency of New Mexico, a New Mexico limited partnership; EDJ Insurance Agency of Utah, a Utah limited partnership; and is a general partner in EDJ Insurance Agency of California, a California general partnership; each of which engage in general insurance brokerage activities. Affiliates of the Partnership include EDJ Insurance Agency of Nevada, EDJ Insurance Agency of Texas, Inc., EDJ Insurance Agency of Alabama, EDJ Insurance Agency of Ohio, Inc., EDJ Insurance Agency of Florida, EDJ Insurance Agency of Wyoming, EDJ Insurance Agency of Arizona and EDJ Insurance Agency of Massachusetts. The Partnership holds all of the Partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trust programs. The general partner of Unison Investment Trusts, L.P.,Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group, Inc., a Delaware limited purpose corporation which has issued and sold collateralized mortgage obligation bonds, and Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

Revenues by Source. The following table sets forth, for the past three years the sources of the Partnership's revenues by dollar amounts, (all amounts in thousands):

                                  1996        1995        1994
Commissions
 Listed                       $  102,905  $   86,589   $   63,903
 Mutual Funds                    319,091     227,832      202,698
 O-T-C                            49,728      30,929       18,985
 Insurance                       139,860     105,497       85,759
 Other                             1,986       1,105          580
Principal Transactions           171,903     142,916      180,398
Investment Banking                15,719      18,324       19,011
Interest & Dividends              72,423      61,684       52,143
Money-Market Fees                 30,187      17,437       12,665
IRA Custodial Service Fees         8,927       7,247        5,614
Other Revenues                    39,036      22,663       18,927
                              __________ ___________   __________
 Total Revenues               $  951,765  $  722,223   $  660,683
                              ========== ===========   ==========
Because of the interdependence of the activities and departments of the Partnership's investment business and the arbitrary assumptions involved in allocating overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership's operations. Furthermore, the net income of firms principally engaged in the securities business, including the Partnership's, is effected by interest savings as a result of customer and other credit balances and interest earned on customer margin accounts.

Listed Brokerage Transactions. A portion of the Partnership's revenue is derived from customers' transactions in which the Partnership acts as agent in the purchase and sale of listed corporate securities. These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges. Revenue from brokerage transactions is highly influenced by the volume of business and securities prices.

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

Principal Transactions. The Partnership makes a market in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts and mortgage-backed securities. The Partnership's market-making activities are conducted with other dealers in the "wholesale" market and "retail" market wherein the Partnership acts as a dealer buying from and selling to its customers. In making markets in principal and over-the-counter securities, the Partnership exposes its capital to the risk of fluctuation in the market value of its security positions. It is the Partnership's policy not to trade for its own account.

As in the case of listed brokerage transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the varying number of registered representatives employed by the Partnership over the periods indicated.

Insurance. The Partnership has executed agency agreements with various national insurance companies. Through its 3,360 investment representatives who hold insurance sales licenses, EDJ is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers. As an agent for the insurance company, the Partnership receives commission on the purchase price of the policy. The Partnership also earns service fees which are generally based on its customer assets held by the insurance companies.

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

Money Market Fees, IRA Custodial Service Fees and Other Revenues. Other revenue sources include money market management fees, IRA custodial services fees, gains from sales of certain assets, and other product and service fees. Also included is non-commission revenue received from mutual funds the Partnership distributes. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts, and charges customers an annual service fee for its services.

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

Customer Account Administration and Operations. Operations associates are responsible for activities relating to customers' securities and the processing of transactions with other broker/dealers. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions. It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance.

To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for all securities are captured at the branch electronically, routed to St. Louis and forwarded to the appropriate market for execution. The Partnership's processing of paperwork following the execution of a security transaction is automated, and operations are generally on a current basis.

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

The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various customer account information, and cash and security receipts functions.

The Partnership clears and settles virtually all of its listed transactions through the National Securities Clearing Corporation
("NSCC"), New York, New York. NSCC effects clearing of securities on the New York, American and Midwest Stock Exchanges.

In conjunction with clearing and settling transactions with NSCC the Partnership holds customers' securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates. The Partnership also uses Participant Trust Company for custody of GNMA securities and a major bank for custody of treasury securities.

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

Employees. Including its general partners, the Partnership has approximately 12,148 full and part-time employees. This also includes 3,602 registered salespeople as of February 28, 1997. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $40,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes nine weeks of concentrated instruction and on-the-job training in a branch office. The first phase of training is spent studying Series 7 examination materials and preparing for and taking the examination. The first week of the training after passing the examination is spent in a comprehensive training program in St. Louis. The next three weeks include on-the-job training in branch locations reviewing investments, office procedures and sales techniques. The salesperson is then sent to a designated location, for four weeks, to establish the EDJ office, conduct market research and prepare for opening the office. After the salesperson has opened a branch office, one final week is spent in a central location to complete the initial training program.
Two and four months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors. A bonus may also be paid based on the profitability of the branch and the profitability of the Partnership.

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ``OTS''.

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

ITEM 2. PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri which are comprised of 19 separate buildings containing approximately 948,000 gross square feet. In addition, the Partnership leases approximately 20,000 square feet of office space for its Canadian headquarters operations in Mississauga, Ontario. The Partnership also maintains facilities in 3,481 branch locations which (as of December 31, 1996) are located in the U.S. and Canada and predominantly rented under cancelable leases.

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

Various legal actions are pending against the Partnership. Certain cases claim substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions is not expected to have a material adverse impact on the Partnership's operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no market for the Limited or Subordinated Limited
Partnership interests and their assignment is prohibited.

ITEM 6. SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                     1996      1995      1994      1993      1992

Revenues         $951,765  $722,223  $660,683  $642,494  $556,869
Net income         92,888    58,186    53,857    66,211    62,282


Net income per
 weighted average
 $1,000 equivalent
 limited partnership
 unit outstanding $170.63   $125.01   $127.59   $194.62   $238.41

Weighted average
 $1,000 equivalent
 limited partnership
 units outstanding 96,879    67,345    63,165    50,381    41,160

Net income per
 weighted average
 $1,000 equivalent
 subordinated limited
 partnership unit
 outstanding      $301.44   $225.00   $237.83   $350.32   $418.21

Weighted average
 $1,000 equivalent
 subordinated limited
 partnership units
 outstanding       30,543    27,720    21,789    16,936    12,941

Summary Balance Sheet Data:

                     1996      1995      1994      1993      1992

 Total assets  $1,380,416 $1,045,501  $953,359  $800,478  $653,253
                ========== =========   =======   ========   =======
Long-term debt    $67,190    $70,127 $  41,779  $ 33,317  $ 23,847

Other liabilities,
 exclusive of
 subordinated
 liabilities      826,609    605,080   585,057   514,386   414,110

Subordinated
 liabilities      216,500    122,000   136,000    73,000    78,000

Total partnership
 capital          270,117    248,294   190,523   179,775   137,296
                _________  ________  ________  ________  ________

Total liabilities
  and partnership
   capital     $1,380,416 $1,045,501  $953,359  $800,478  $653,253

               ==========   ======== ========= =========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in major categories of revenues and expenses for the last two years (Dollar amounts in thousands.)
                               1996 vs. 1995         1995 vs.1994
                                    Increase - (Decrease)
                             Amount  Percentage      Amount  Percentage

Revenues
 Commissions              $  161,618     36%       $ 80,027       22%
 Principal transactions       28,987     20        (37,482)      (21)
 Investment banking           (2,605)   (14)          (687)       (4)
 Interest and dividends       10,739     17          9,541        18
 Other                        30,803     65         10,141        27
                            ________     __     __________       ___
                             229,542     32         61,540         9
                            ________     __     __________        __

Expenses
 Compensation and benefits   137,713     34         22,932         6
 Occupancy and equipment      20,621     24         15,430        22
 Communications and data
   processing                 15,763     29          4,186         8
 Interest                      4,575     15          2,687         9
 Payroll and other taxes       5,896     25          2,373        11
 Floor brokerage and
   clearance fees              1,334     23            (20)        -
 Other operating expenses      8,938     15          9,623        20
                            ________     __     __________        __

                             194,840     29         57,211         9
                            ________     __     __________        __
 Net income                $  34,702     60%     $   4,329         8%
                            ========     ==     ==========        ==

                RESULTS OF OPERATIONS (1996 VERSUS 1995)

In 1996, favorable conditions in the securities markets produced record revenues and net income for the Partnership. Revenues of $951.8 million increased 32% ($229.5 million) compared to 1995 with expenses increasing to $858.9 million or 29% ($194.8 million). Net income increased 60% to $92.9 million.

The Partnership segments its revenues between securities transaction revenues (revenues resulting from customers' trades) and non-transaction or other revenues. Securities transaction revenues of $706 million increased 31% over 1995 and averaged $212,000 per investment representative, up from $168,000 in 1995. The primary factors influencing securities transaction revenues were increased customer dollars handled, either buy or sell dollars for which a commission was charged; the growth in the number of IRs; and, the product mix which affects the gross commission percentage. The total buy and sell dollars generating revenues were $27.4 billion, up 33% from $20.6 million in 1995. An increase of 11% in the number of IRs coupled with the favorable trend in securities prices in 1996 contributed to the growth in customer buy and sell dollars. A shift in the product mix from fixed income to mutual fund and CDs resulted in reducing the gross revenue realized on each $1,000 handled from $26.20 per thousand in 1995 to $25.80 in 1996.

The other major segment of the Partnership's revenues, non-securities transaction revenues, includes revenues from service fees, management fees, IRA fees and interest income. The Partnership's non-transaction revenues increased $245 million or 35% over 1995. The primary drivers of non-transaction revenues are customers' assets under control, loans to customers (margin loans), the number of IRA accounts, and other fees. Customers' assets under control increased 24% to $112 billion at the end of the year. These assets provide the base for fees, including service fees and other management fee revenues received from mutual fund and insurance companies. Loans to customers increased to $603 million at year end, an increase of 27% compared to 1995's year end balances. Early in 1996, the Partnership undertook efforts to increase the awareness of the salesforce and customers of margin loans to meet customers' borrowing needs for a variety of purposes. The program to increase awareness was coordinated with a 25 basis point interest rate reduction.

Expenses increased 29% in 1996. Compensation of IRs increased due to increased revenue and an increased number of IRs. The Partnership has a variable compensation program for IRs which expands and contracts as a result of changes in revenues, net income and profit margin. Similarly, a portion of non-sales personnel compensation may be paid in the form of bonuses and profit sharing which expands and contracts based on net income. Revenues, net income and the profit margin increased significantly compared to 1995, increasing compensation for IRs and non-sales personnel. Also, the Partnership continued to build the infrastructure to support an increased number of IRs. Migrating from the Partnership's mainframe technology to a new client/server platform began in 1996. To implement new technology, the Partnership incurred expenses for the addition of headquarters personnel, computer hardware, software, and network infrastructure. The Partnership expects to complete this conversion in 1997.

Focusing on changes in major revenue categories, Commission revenues increased 36% ($161.6 million) for the period. Mutual fund commissions rose 40% ($91.2 million) and insurance and annuity commissions increased 35% ($36.7 million). Listed and over-the-counter (O-T-C) agency commission revenues increased 30% ($35.1 million). Commission revenues benefited from rising securities prices in 1996.

Principal transaction revenues increased 20% ($29.0 million) to $171.9 million for the year. This increase was reflected in certificate of deposit revenues (149% or $25.5 million), municipal bond principal revenues (10% or $4.8 million) and corporate bond principal revenues (23% or $4.5 million). Government bond principal revenues decreased 35% ($5.9 million) and mortgage backed product revenues declined 8% ($2.2 million).

Investment banking revenues decreased 14% ($2.6 million).
Municipal bond origination revenues declined 46% ($2.0 million).
Syndicate equity origination revenues also decreased 16% ($.5 million).

Interest and dividend income increased 17% ($10.7 million) to $72.4 million primarily from interest income earned on investments, margin loans, and loans at the Association. During 1996, the Partnership's short-term investments increased, which resulted in $4.3 million in additional interest income. Also, the Association, which was purchased in mid-1995, earned $4.0 million more in revenue, primarily as a result of a full year of activity. Additionally, the Partnership increased its customer loan base which resulted in a $2.2 million increase in interest income from customer loans.

Other Revenues increased 65% ($30.8 million) for the year. Other revenue includes money market management fees, IRA custodial fees, and non-commission revenue received from mutual fund and insurance products. Revenues generated from money market management fees and fee revenue received from mutual fund and insurance products increased 73% ($12.7 million) and 71% ($9.0 million), respectively. These increases are due primarily to increased assets under control. The number of non-bank custodian IRA accounts continued to increase, which resulted in a 23% ($1.7 million) increase in revenue. Additionally in 1996, the Partnership realized a $7.0 million gain from the sale of the Partnership's minority investment in a mutual fund company.

Expenses increased 29% ($194.9 million). Compensation costs increased 34% ($137.7 million) and account for the majority of the increased expenses. IR compensation increased 37.4% ($101.0 million), which is attributable to the variable compensation program and an increased number of IRs. The remaining increase in compensation relates to additional personnel necessary to support the systems conversion and expansion of the salesforce, both in the headquarters and the branch offices.

Occupancy and equipment expense and Communications and data processing expenses increased 24% ($20.6 million) and 29% ($15.8 million), respectively. The Partnership continues to make an investment in the infrastructure and technology necessary to support the planned expansion of its salesforce in future years.

Interest expense increased $4.6 million (15%). This resulted from the subordinated debt offering and the Association's full year of activity.

Other operating expenses increased $9.0 million (15%) and were primarily related to increased headquarters and branch expenses necessary to support a growing salesforce.

               RESULTS OF OPERATIONS (1995 VERSUS 1994)

Revenues increased 9% ($61.5 million) over 1994 to $722 million.
Expenses increased by 9% ($57 million), resulting in net income of $58 million, an increase of 8% ($4 million) over 1994.

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

Principal transaction revenues decreased 21% ($37 million). Government, Municipal, and Corporate bond revenue decreased 55% ($21 million), 21% ($12 million), and 13% ($3 million), respectively. Additionally, Collateralized Mortgage Obligation revenue declined 7% ($2 million). Offsetting these decreases was an increase in Over-the-Counter equity revenue of 69% ($3 million). During the first and second quarters of 1995, investors deferred their investment decisions and purchased certificates of deposit and short term fixed income securities. Later in the year, influenced by a low inflation climate and interest rates, investors sought higher returns in equity products, shifting away from fixed income products.

Investment Banking revenues declined $1 million due to a decline in municipal bond originations.

Interest and dividend revenues increased 18% ($9.5 million).
Interest earned on margin balances rose 16% ($6.5 million), primarily due to higher interest rates in 1995 compared with 1994. Interest income from the Association contributed $2 million in interest revenue during 1995.

Other revenues increased 27% ($10 million) over 1994. Revenues from non-bank custodian IRA accounts increased 29% ($2 million) due to an increased number of accounts. Additionally, revenues generated from money market management fees and non-commission revenue received from mutual fund and insurance products increased 38% ($4.3 million) and 20% ($2.4 million), respectively.

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

Liquidity and Capital Resources

The Partnership's equity capital at December 31, 1996, was $270.1 million compared to $248.3 million at December 31, 1995. Equity capital increased 9%, primarily due to the retention of earnings. Capital reserved for anticipated withdrawals increased $4.5 million or 26%. These amounts were withdrawn subsequent to year end.

At December 31, 1996, the Partnership had a $64.9 million balance of cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million through uncommitted facilities). Actual borrowing availability is primarily based on securities owned and customers' margin securities. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables.

For the year ended December 31, 1996, cash and cash equivalents increased $20.7 million. Cash flows from operating activities provided $137.6 million, primarily attributable to net income adjusted for depreciation and amortization, increased net receivables from customers, decreased securities owned, and increased accounts payable and other accrued expenses. Investing activities used $107.6 million primarily for the purchase of fixed assets and investment securities. Financing activities which provided cash were the issuance of long-term debt, subordinated liabilities and partnership interests. Cash flows from financing activities used $9.3 million primarily for withdrawals and distributions from partnership capital, to decrease bank loans and to repay long term debt.

For the year ended December 31, 1995, cash and cash equivalents increased $7.4 million. Cash flows from operating activities provided $161 million, primarily attributable to net income, adjusted for depreciation and amortization, decreased securities owned, decreased net receivables from customers and increased accounts payable. Investing activities used $28 million primarily for the purchase of fixed assets. Cash flows from financing activities used $125 million primarily to decrease bank loans, repay subordinated liabilities and fund withdrawals and distributions from partnership capital. Financing activities providing cash were the issuance of long-term debt and partnership capital.

For the year ended December 31, 1994, cash and cash equivalents increased $7.9 million. Cash flows from operating activities provided $59.8 million, primarily attributable to an increase in securities owned, decreases in net receivables from customers and net income, adjusted for depreciation and amortization. Investing activities used $106 million primarily for the purchase of fixed assets and investment securities. Cash flows from financing activities provided $54.1 million primarily from the issuance of subordinated and long-term debt and bank loans. Financing activities using cash were the repayment of long-term and subordinated debt and withdrawals and distributions from partnership capital.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1996, EDJ's Net Capital of $274.7 million was 45% of aggregate debit items and its net capital in excess of the minimum required was $262.6 million. Net Capital and the related capital percentage may fluctuate on a daily basis.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1996, compared with the year ended December 31, 1995. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                         Page No.

      Report of Independent Public Accountants ................20

      Consolidated Statements of Financial Condition as of
      December 31, 1996 and 1995 ..............................21

      Consolidated Statements of Income for the years ended
      December 31, 1996, 1995 and 1994 ........................23

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993 ........................24

      Consolidated Statements of Changes in Partnership Capital for the years ended December 31, 1996, 1995 and 1994 ...25

      Notes to Consolidated Financial Statements ..............26

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Jones Financial Companies, L.P., LLP:

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.P., LLP (a Missouri Limited Partnership and a Missouri Registered Limited Liability Partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, L.P., LLP and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 21, 1997

                THE JONES FINANCIAL COMPANIES, L.P., LLP

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                ASSETS

                                        December 31,   December 31,
(Amounts in thousands)                    1996           1995

Cash and cash equivalents              $  64,858       $  44,112

Securities purchased under agreements
  to resell                              145,000               -

Receivable from:
 Customers (Note 2)                      615,399         489,041
 Brokers or dealers and clearing
   organizations (Note 3)                 14,978          22,094
 Mortgages and loans (Note 4)             66,116          58,836

Securities Owned, at market value (Note 5):

 Inventory securities                     58,373          88,295
 Investment securities                   171,177         123,060

Equipment, property and improvements
  (Note 6)                               173,719         145,095

Other assets                              70,796          74,968
                                      __________       __________

                                      $1,380,416       $ 1,045,501
                                      ==========       ===========
      The accompanying notes are an integral part of these statements.

             THE JONES FINANCIAL COMPANIES, L.P., LLP

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                LIABILITIES AND PARTNERSHIP CAPITAL

                                        December 31,   December 31,
(Amounts in thousands)                    1996           1995

Bank loans (Note 7)                      $   2,750      $  32,503

Payable to:

 Customers (Note 2)                        591,931        360,754
 Brokers or dealers and clearing
   organizations (Note 3)                   12,999         13,025
 Depositors (Note 8)                        63,125         61,189

Securities sold but not yet purchased, at
 market value (Note 5)                      13,215         18,428

Accounts payable and accrued expenses       54,115         49,097

Accrued compensation and employee benefits  88,474         70,084

Long-term debt (Note 9)                     67,190         70,127
                                        __________     __________

                                           893,799        675,207
                                        __________     __________
Liabilities subordinated to claims
 of general creditors (Note 10)            216,500        122,000

Partnership capital (Notes 11 and 13):
 Limited partners                           95,807         98,410
 Subordinated limited partners              29,178         28,943
 General partners                          123,172        103,465
                                        __________     __________

                                           248,157        230,818

Partners' capital reserved for anticipated
  withdrawals                               21,960         17,476

                                        __________     __________

                                           270,117        248,294
                                        __________     __________

                                        $1,380,416     $1,045,501
                                        ==========     ==========

         The accompanying notes are an integral part of these statements.

                 THE JONES FINANCIAL COMPANIES, L.P., LLP

                    CONSOLIDATED STATEMENTS OF INCOME

                                             Years Ended

(Amounts in thousands,        December 31, December 31, December 31,
 except per unit information)    1996         1995         1994

Revenues:
 Commissions                  $  613,570  $  451,952   $  371,925
 Principal transactions          171,903     142,916      180,398
 Investment banking               15,719      18,324       19,011
 Interest and dividends           72,423      61,684       52,143
 Other                            78,150      47,347       37,206
                                 _______     _______      _______
                                 951,765     722,223      660,683
                                 _______     _______      _______
Expenses:
 Compensation and benefits
   (Note 14)                     543,725     406,012      383,080
 Occupancy and equipment
   (Notes 6 and 15)              105,516      84,895       69,465
 Communications and data
   processing                     70,318      54,555       50,369
 Interest
   (Notes 2, 7, 8, 9, 10 and 11)  36,006      31,431       28,744
 Payroll and other taxes          29,557      23,661       21,288
 Floor brokerage and clearance fees7,084       5,750        5,770
 Other operating expenses         66,671      57,733       40,616
                                 _______     _______      _______
                                 858,877     664,037      606,826
                                 ________    _______      _______

Net income                    $   92,888  $   58,186   $   53,857
                                 ========    =======      =======
Net income allocated to:
 Limited partners             $   16,530  $    8,419   $    8,059
 Subordinated limited partners     9,207       6,237        5,182
 General partners                 67,151      43,530       40,616
                                 ________    _______       _______

                              $   92,888  $   58,186   $   53,857
                                 ========    ========      =======
Net income per weighted average $1,000
equivalent partnership units outstanding:

 Limited partners             $   170.63  $   125.01   $   127.59
                                 ========    ========      =======
 Subordinated limited partners$   301.44   $   225.00     $237.83
                                 =========   ========     ========
Weighted average $1,000 equivalent
partnership units outstanding:
 Limited partners                 96,879       67,345       63,165
                                 =========   ========     ========
Subordinated limited partners     30,543       27,720       21,789
                                 =========   ========     ========
       The accompanying notes are an integral part of these statements.

                   THE JONES FINANCIAL COMPANIES, L.P., LLP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years Ended
                              December 31,December 31, December 31,
(Amounts in thousands)          1996        1995         1994

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                   $ 92,888    $ 58,186     $ 53,857
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization 30,880     22,340       19,236
   Increase in securities purchased
    under agreements to resell (145,000)         -            -
  Decrease in net receivable from
    customers                   104,819     76,350       17,539
  Decrease (increase) in net
    receivable from brokers or
    dealers and clearing
    organizations                 7,090     (5,690)      21,079
  Increase in receivable from
    mortgages and loans         (7,280)     (3,011)           -
  Decrease (increase) in securities
     owned, net                 24,709         287      (30,663)
  Increase in payable to
     depositors                  1,936       2,464            -
  Increase (decrease) in accounts
     payable and other accrued
     expenses                   23,408      21,382       (9,212)
  Other assets                   4,172     (11,382)     (11,987)
                              ________    ________     ________
  Net cash provided by
    operating activities       137,622     160,926       59,849
                              ________    ________     ________

CASH FLOWS USED BY INVESTING ACTIVITIES:

 Purchase of equipment,
  property and improvements    (59,504)    (40,199)     (42,566)
 (Purchase) maturity of investment
   securities                  (48,117)     14,006      (63,491)
 Purchase of Boone National Savings
  and Loan Association, F.A.,
  net of cash acquired (Note 12)     -      (2,103)           -
                              ________     _______       ______
  Net cash used by investing
    activities                (107,621)    (28,296)    (106,057)
                              _________    _______       ______
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:

 (Decrease) increase in bank
   loans                       (29,753)   (135,505)      25,739
 Issuance of long-term debt       7,993     30,512       44,859
 Repayment of long-term debt    (10,930)    (5,792)     (36,397)
 Issuance of subordinated
   liabilities                   94,500          -       92,000
 Repayment of subordinated
   liabilities                        -    (14,000)     (29,000)
 Issuance of partnership interests 3,365    50,523        5,167

 Redemption of partnership
   interests                     (5,733)    (7,565)      (2,343)
 Withdrawals and distributions from
  partnership capital           (68,697)   (43,373)     (45,933)
  Net cash (used) provided by
  financing activities           (9,255)  (125,200)      54,092
                               ________   ________     ________
  Net increase in cash and cash
    equivalents                  20,746      7,430        7,884
CASH AND CASH EQUIVALENTS,
 beginning of year               44,112     36,682       28,798
 end of year                   $ 64,858   $ 44,112      $36,682
                               ========    =======      =======
 Cash paid for interest        $ 33,655   $ 32,892     $ 27,291
                               =========   ========     =========
      The accompanying notes are an integral part of these statements.

                 THE JONES FINANCIAL COMPANIES, L.P., LLP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                    Subordinated
                            Limited   Limited   General
                           Ptnrship  Ptnrship  Ptnrship
(Amounts in thousands)      Capital   Capital   Capital     Total

Balance, December 31, 1993 $ 64,280  $ 17,290  $ 80,241 $  161,811
Issuance of partnership interests -     5,167         -      5,167
Redemption of partnership
 interests                   (1,905)     (438)        -     (2,343)
Net income                    8,059     5,182    40,616     53,857
Withdrawals and distributions(2,973)   (3,479)  (21,517)   (27,969)
Reserved for anticipated
 withdrawals                 (5,087)   (1,702)   (7,890)   (14,679)
                            _______    ______    _______   _______

Balance, December 31, 1994   62,374    22,020    91,450    175,844
Issuance of partnership
 interests                   39,681    10,842         -     50,523
Redemption of partnership
 interest                    (3,646)   (3,919)        -     (7,565)
Net income                    8,419     6,237    43,530     58,186
Withdrawals and distributions(2,856)   (3,656)  (22,182)   (28,694)
Reserved for anticipated
 withdrawals                 (5,562)   (2,581)   (9,333)   (17,476)
                             ______    ______    ______     ______

Balance, December 31, 1995   98,410    28,943    103,465   230,818
Issuance of partnership
 interests                        -     3,365         -      3,365
Redemption of partnership
 interests                   (2,603)   (3,130)        -     (5,733)
Net income                   16,530     9,207    67,151     92,888
Withdrawals and distributions(5,337)   (6,713)  (39,171)   (51,221)
Reserved for anticipated
 withdrawals                (11,193)   (2,494)   (8,273)   (21,960)
                            _______    ______    ______     ______

Balance, December 31, 1996$  95,807 $  29,178 $ 123,172   $248,157
                            =======    ======   =======    =======
        The accompanying notes are an integral part of these statements.

                 THE JONES FINANCIAL COMPANIES, L.P., LLP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996, 1995 AND 1994

                          (Amounts in thousands)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Partnership's Business and Basis of Accounting. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.P., LLP, and all wholly owned subsidiaries (the "Partnership"). All material intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. (``EDJ''), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, insurance products and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks
The Partnership acquired Boone National Savings and Loan Association, F.A. (``Association'') on July 21, 1995 (Note 12). The Association operates primarily in Central Missouri and provides trust services to EDJ customers.

The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Where appropriate, prior years' financial statements have been reclassified to conform with the 1996 presentation.

Securities Purchased Under Agreements to Resell. The Partnership invests in short-term resale agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership's policy to have such underlying collateral deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold as specified in the agreements.

Transactions. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. These transactions (and related revenue and expense) are recorded on a settlement-date basis, generally representing the third business day following the transaction date, which is not materially different than a trade-date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Association makes commercial, real estate, and other loans to individuals primarily to customers in Central Missouri.

Securities Owned. Securities owned are valued at current market prices. Unrealized gains or losses are reflected in principal transactions revenue.

Equipment, Property and Improvements.   Equipment, including
furniture and fixtures, is depreciated using straight-line and accelerated methods over estimated useful lives of five to ten years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated between thirty and thirty two years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant renewals and betterments are capitalized.

Segregated Cash and Securities Owned. Cash and securities of
$36,063 and $0 were segregated in a special bank account for the benefit of customers as of December 31, 1996 and 1995, respectively, under rule 15c3-3 of the Securities and Exchange
Commission.

Income Taxes. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial
Companies, L.P., LLP, is organized as a partnership, and partners are liable for their own tax payments.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Accounts receivable from and payable to customers include margin balances and amounts due on uncompleted transactions. Values of securities owned by customers and held as collateral for these receivables are not reflected in the financial statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request. The Partnership pays interest on certain credit balances in customer accounts.

NOTE 3 -  RECEIVABLE FROM AND PAYABLE TO BROKERS OR DEALERS
          AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers or dealers and clearing organizations are as follows:

                                            1996           1995

Securities failed to deliver            $   4,835      $   3,880
Deposits paid for securities borrowed       7,231         14,742
Deposits with clearing organizations        2,320          2,369
Other                                         592          1,103
                                         ________      _________
Total receivable from brokers or dealers
  and clearing organizations            $  14,978      $  22,094
                                         =========      ========

Securities failed to receive            $   6,156       $  7,889
Deposits received for securities loaned     6,820          4,889
Other                                          23            247

Total payable to brokers or dealers and
 clearing organizations                 $  12,999       $ 13,025
                                         ========       ========

"Fails" represent the contract value of securities that have not been received or delivered by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is comprised of the Association's mortgage loans, primarily adjustable rate, commercial, and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                  1996                1995

                                    Securities            Securities
                                      Sold but              Sold but
                         Securities    not yet  Securities   not yet
                              Owned  Purchased       Owned Purchased
Inventory Securities:
 Certificates of deposit  $   3,783 $       -   $   4,740   $      -
 U.S. and Canadian government
    and agency obligations    9,796     7,450       9,680     13,320
 State and municipal
  obligations                31,765        72      56,514        450
 Corporate bonds and notes    7,887     3,299      12,167      2,615
 Corporate stocks             5,142     2,394       5,194      2,043
                          _________   _______    ________   ________
                          $  58,373 $  13,215   $  88,295  $  18,428
                          =========   =======    ========   ========
Investment Securities:
 U.S. government and agency
    obligations           $ 171,177             $ 123,060
                          =========              ========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in interest rates and market conditions. Any gain or loss on the hedging activities is recognized in Principal transaction revenue.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                           1996           1995

Land                                    $  13,671      $  13,671
Buildings and improvements                 93,726         92,704
Equipment                                 139,085         94,367
Furniture and fixtures                     72,322         62,145
                                        _________      _________
 Total equipment, property and
  improvements                            318,804        262,887

Accumulated depreciation and
 amortization                            (145,085)      (117,792)


                                        __________    __________
 Equipment, property and improvements,
  net                                   $ 173,719      $ 145,095
                                        ==========    ==========
NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 1996, the Partnership had bank lines of credit aggregating $575,000 of which $500,000 were through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. At December 31, 1996 and 1995, collateral with a market value of $584,636 and $416,645, respectively, was available to support secured bank loans of EDJ. The Association had loans from The Federal Home Loan Bank of $2,750 and $1,500 as of December 31, 1996 and 1995,
respectively, which are secured by mortgage loans. All loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 5.5% and 5.8% at December 31, 1996 and 1995, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $3,025, $97,527 and $159,600 and the average interest rate (computed on the basis of the average aggregate loans outstanding) was 6.7%, 6.8% and 5.2% for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors is comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                            1996           1995

Notes payable, secured by equipment,
 interest at variable rates ranging
 from 6.95% to 8.25% at December 31, 1996,
 due in installments of principal plus
 interest, maturing from May 1, 1997
 through August 6, 2001.                  $17,062        $14,274

Notes payable, secured by property, interest
 rates ranging from 7.59% to 8.72% at
 December 31, 1996, principal and interest due
 in monthly installments, maturing from
 June 5, 2003 through April 5, 2008.       44,227         47,747

Notes payable, secured by the Association's
 stock and a letter of credit, interest at variable
 rates ranging from 5.97% to 7.6% at December
 31, 1996, annual principal due plus
 interest, maturing from July 24, 1998 through
 June 30, 2000.                             5,901          8,106
                                           _______       _______

                                           $67,190       $70,127
                                           =======       =======
Required annual principal payments, as of December 31, 1996, are as follows:

                    Year            Principal Payment

                    1997              $    11,062
                    1998                    9,610
                    1999                    8,759
                    2000                   10,402
                    2001                    5,858
                    Thereafter             21,499
                                      _____________
                                      $    67,190
                                      =============

The Partnership has land, buildings and equipment and the Associaton's stock, with carrying values at December 31, 1996 of $70,442 and $8,736, respectively, which are subject to security agreements which collateralize various notes payable. Certain agreements contain restrictions that among other things, require maintenance of certain financial ratios, levels of indebtedness and limit the withdrawal of partnership capital. The Partnership has estimated the fair value of the long-term debt to be approximately $68,057 and $68,159 as of December 31, 1996 and 1995, respectively.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                            1996           1995
Capital notes, 8.18%, due in annual
 installments of $10,500 commencing on
 September 1, 2000, with a final
 installment on September 1, 2008.         $94,500        $    -

Capital notes, 7.95%, due in annual
 installments of $10,225 commencing on
 April 15, 1998, with a final installment
 of $10,200 due on April 15, 2006.          92,000         92,000

Capital notes, 8.96%, due in annual
 installments of $6,000  commencing on
 May 1, 1998, with a final installment on
 May 1, 2002                                30,000        30,000
                                        ____________   ____________

                                        $  216,500     $  122,000
                                        =============  ============
Required annual principal payments, as of December 31, 1996, are as follows:

                    Year
                    1997              $         -
                    1998                   16,225
                    1999                   16,225
                    2000                   26,725
                    2001                   26,725
                    Thereafter            130,600
                                      _____________
                                      $   216,500
                                      =============

The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1996, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $165,000 and Net Capital as computed in accordance with the uniform Net Capital rule of 7.5% of aggregate debit items, or $45,507 (See Note 13).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $222,396 and $128,156 as of December 31, 1996 and 1995, respectively.

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 95,807 and 98,410 $1,000 units at December 31, 1996 and 1995, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership.
Interest expense includes $7,271, $5,055, and $4,741 for the years ended December 31, 1996, 1995 and 1994, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 29,178 and 28,943 $1,000 units at December 31, 1996 and 1995, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital. Under the terms of the Partnership Agreement, general and subordinated limit partner capital withdrawals are paid out over a three year period.

NOTE 12 - ACQUISITION

The Partnership purchased Boone National Savings and Loan Association, F.A., in a stock purchase transaction for approximately $8.6 million in July, 1995. The acquisition was accounted for as a purchase, and accordingly, the operating results of the Association have been included in the Partnership's consolidated results since the effective acquisition date. The acquisition was funded with $5 million of long-term debt and a $3.6 million note held by the sellers. As of December 31, 1996, the total assets of the Association were approximately $76.7 million.

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

At December 31, 1996, EDJ's Net Capital of $274,744 was 45% of aggregate debit items and its Net Capital in excess of the minimum required was $262,609. Net Capital and the related capital percentage may fluctuate on a daily basis.

The Association is required under federal regulation to maintain specified levels of liquidity and capital standards. The
Association has been in compliance with these regulations at all times.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. However, participants may contribute on a voluntary basis. Approximately $23,634, $14,951, and $13,835 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1996, 1995 and 1994, respectively. No post retirement benefits are provided.

NOTE 15 - COMMITMENTS

Furniture, fixtures, computer and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. Rent expense was $55,523, $43,923, and $35,558 for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership's non-cancelable lease commitments greater than one year are summarized below:

                    1997               $   28,435
                    1998                   24,135
                    1999                   18,509
                    2000                   11,961
                    2001                   10,020
                    Thereafter              7,760

NOTE 16 - CONTINGENCIES

Various legal actions are pending against the Partnership. Certain cases claim substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions is not expected to have a material adverse impact on the Partnership's results of operations or financial condition.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.P., LLP, being organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 28, 1997, the Partnership was comprised of 138 general partners, 2,660 limited partners and 72 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 138 general partners.

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

A listing of the names, ages, dates of becoming a general partner and area of responsibility for each general partner follows as of February 28, 1997:

                                Became
                               General
Name                      Age Partner     Area of Responsibility

Allan J. Anderson         54      1992    Sales Management
Charles E. Armstrong      57      1996    Sales
Jandy R. Arnold           37      1997    Insurance/Annuity
                                           Operations
John W. Bachmann          58      1970    Managing Partner
Thomas M. Bartow          47      1989    Sales Training
James D. Bashor           42      1990    Regional Sales Leader
Armin C. Baumgartel       48      1997    Regional Sales Leader
Robert J. Beck            42      1983    Municipal Trading
Roger W. Bennett          41      1995    Regional Sales Leader
John D. Beuerlein         43      1979    Sales Management
John S. Borota            56      1978    Sales Hiring
Robb R. Boyd              39      1997    Regional Sales Leader
Harold J. Britton         50      1997    Regional Sales Leader
William H. Broderick, III 44      1986    On-line Marketing
                                            and Communications
Morton L. Brown           50      1978    Managed Investments
Daniel A. Burkhardt       49      1979    Investment Banking
Jack L. Cahill            47      1980    Sales Training
Brett A. Campbell         38      1993    Sales Training
William F. Campbell       32      1997    Regional Sales Leader
Donald H. Carter          53      1994    Regional Sales Leader
John J. Caruso            50      1988    Information Systems
Guy R. Cascella           39      1992    Sales Management
Pamela K. Cavness         34      1995    Compliance
Craig E. Christell        40      1994    Regional Sales Leader
Richard A. Christensen,
 Jr.                      49      1978    Mutual Funds Processing
Robert J. Ciapciak        41      1988    Headquarters Administration
Stephen P. Clement        47      1990    Video Communications
Cheryl J. Cook-Schneider  38      1995    Compliance
Loyola A. Cronin          39      1987    Branch Operations
Terry E. Crow             35      1997    Edward Jones Trust Company
Stanley A. Cunningham     53      1995    Regional Sales Leader
Harry J. Daily, Jr.       50      1985    Regional Sales Leader
Paul R. Daniels           51      1995    Regional Sales Leader
Douglas E. Davis          40      1996    Regional Sales Leader
John M. Delavan           51      1997    Regional Sales Leader
James E. Docksey          36      1995    Regional Sales Leader
Cynthia A. Doria          41      1995    Legal
Brian T. Duffy            44      1996    Regional Sales Leader
William T. Dwyer, Jr.     41      1994    Regional Sales Leader
Abe W. Dye                52      1984    Regional Sales Leader
Allen R. Eaker            50      1989    Regional Sales Leader
Norman L. Eaker           40      1984    Securities Processing
Kevin Eberle              46      1993    Regional Sales Leader
Michael J. Esser          48      1983    Sales Training
Kevin N. Flatt            48      1989    Fixed Income Trading
Steve Fraser              41      1993    Securities Processing
Colleen A. Geraty         35      1995    Advertising
Chris A. Gilkison         43      1994    Branch Locations
Barbara G. Gilman         58      1988    Edward Jones Trust Company
Steven L. Goldberg        38      1987    Central Services
Ronald Gorgen             47      1993    Field Services
Robert L. Gregory         54      1974    Sales Hiring
Kevin C. Haarberg         42      1995    Regional Sales Leader
Stuart E. Hamilton        36      1997    Regional Sales Leader
Patricia F. Hannum        36      1988    Marketing Services
Paul J. Hansell           49      1997    Regional Sales Leader
Stephen P. Harrison       48      1990    Regional Sales Leader
James W. Harrod           61      1974    Sales Training
David L. Hayes            41      1994    Regional Sales Leader
Randy K. Haynes           41      1994    Operations
Peter R. Heisler          43      1996    Regional Sales Leader
Clifton L. Helbert        38      1996    Regional Sales Leader
John M. Hess              49      1992    Regional Sales Leader
Mary Beth Heying          39      1994    Communications
Douglas E. Hill           52      1974    Marketing
Thomas W. Hizar, Jr.      32      1997    Investment Banking
William H. Hochstetler    51      1997    Regional Sales Leader
Alan J. Holmes            43      1996    Regional Sales Leader
Michael R. Holmes, Sr.    38      1997    Human Resources
Don R. Howard             45      1995    Regional Sales Leader
Stephen M. Hull           52      1994    Regional Sales Leader
Earl H. Hull, Jr.         51      1990    Regional Sales Leader
Glennon D. Hunn           54      1984    Information Systems
Gary R. Hunziker          56      1994    Regional Sales Leader
Thomas G. Iorio           36      1994    Regional Sales Leader
James J. Johnston         50      1995    Regional Sales Leader
Myles P. Kelly            43      1989    Accounting
Timothy J. Kirley         43      1994    Customer Segments Marketing
Thomas M. Kliethemes      35      1995    Regional Sales Leader
Timothy J. Koehl          45      1997    Regional Sales Leader
James A. Krekeler         32      1995    Investment Banking
Frederick H. Kruse, Jr.   50      1995    Boone National Savings &
                                             Loan
Charles R. Larimore       56      1981    Branch Administration
Mark Leverenz             41      1995    Securities Processing
Michele Liebman           40      1994    Information Systems
Rhonda L. Liesenfeld      35      1996    Government Bonds Trading
Richie L. Malone          48      1979    Information Systems
Kevin J. Mangum           36      1997    Regional Sales Leader
Richard G. McCarty        57      1990    Regional Sales Leader
Timothy J. McCoy          36      1995    Customer Retention
Thomas Migneron           36      1993    Internal Audit
Richard G. Miller, Jr.    41      1991    Regional Sales Leader
Thomas W. Miltenberger    49      1985    Mutual Funds Marketing
Merry L. Mosbacher        38      1986    Insurance/Annuities
                                             Marketing
Rodger W. Naugle          55      1992    Regional Sales Leader
Steven Novik              47      1983    Accounting & Finance
Robert K. Nyberg          37      1997    Regional Sales Leader
Barbara H. Ostby          54      1997    Regional Sales Leader
Dave G. Otto              32      1997    Research
Curtis A. Paul            38      1997    Regional Sales Leader
George C. Picogna         39      1995    Regional Sales Leader
Darryl L. Pope            57      1971    Operations
Ray W. Raley              43      1996    Equity Marketing
Gary D. Reamey            41      1984    Canada Division
Trevor D. Reese, Jr.      40      1997    Regional Sales Leader
James L. Regnier          39      1994    Sales Training
Ray L. Robbins, Jr.       52      1975    Research
Wann V. Robinson          46      1992    Regional Sales Leader
Douglas Rosen             36      1993    Regional Sales Leader
Harry John Sauer, III     39      1988    Dividend Processing
Arthur C. Schlappi        42      1995    Regional Sales Leader
Thomas D. Schlosser       48      1995    Regional Sales Leader
Philip R. Schwab          48      1978    Syndicate/Equity Trading
Festus W. Shaughnessy, III41      1988    Information Systems
                                             Marketing
Robert D. Shillingstad    52      1997    Regional Sales Leader
Connie M. Silverstein     41      1988    Market Development
Alan F. Skrainka          35      1989    Research
John S. Sloop             48      1990    Sales Management
Randall L. Smith          41      1996    Regional Sales Leader
Ronald H. Smith           57      1984    Regional Sales Leader
Lawrence R. Sobol         46      1977    General Counsel
Lawrence E. Thomas        41      1983    Sales Management
Terry R. Tucker           42      1988    Information Systems
Richard G. Unnerstall     41      1989    Information Systems
Steven A. Vanvoorhis      46      1995    Regional Sales Leader
Susan S. Venn             34      1995    Accounting
Robert Virgil, Jr.        62      1994    Headquarters Administration
JoAnn Von Bergen          47      1986    Cash Processing
Donald E. Walter          51      1983    Compliance Director
James D. Weddle           43      1984    Sales Management
Vicki Westall             37      1993    Investment Banking
Thomas J. Westphal        38      1989    Customer Information
Heidi Whitfield           36      1993    Product Review
Robert D. Williams        35      1994    Regional Sales Leader
Price P. Woodward         34      1993    Customer Segments Marketing
Alan T. Wright            50      1994    Investment Banking
Bradley A. Ytterberg      42      1994    Customer Segments Marketing
Judith A. Zeilmann        54      1997    Human Resources

Except as indicated below, each of the General Partners has been a general partner of the Partnership for more than the preceding five years.

Charles E. Armstrong, joined the Partnership in 1977 as a registered representative and became a general partner in 1996.

Jandy R. Arnold, joined the Partnership in 1990 in the Insurance/Annuity operations department and became a general partner in January 1997.

Armin C. Baumgartel, joined the Partnership in 1984 as a registered representative and became a general partner in January 1997.

Roger W. Bennett, joined the Partnership in 1982 as a registered representative and became a general partner in 1995.

Robert R. Boyd, joined the Partnership in 1985 as a registered representative and became a general partner in January 1997.

Harold J. Britton, joined the Partnership in 1986 as a registered representative and became a general partner in January 1997.

Brett A. Campbell, joined the Partnership in 1984 as a registered representative and became a general partner in January 1993.

William F. Campbell, joined the Partnership in 1987 as a registered representative and became a general partner in January 1997.

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

Terry E. Crow, joined the Partnership in 1995 in the Edward Jones
Trust Company and became a general partner in January 1997. Prior to this, he served as the President and Chief Executive Officer of The Guaranty Trust Company of Missouri.

Stanley A. Cunningham, joined the Partnership in 1981 as a registered representative and became a general partner in January
1995.

Paul R. Daniels, joined the Partnership in 1984 as a registered representative and became a general partner in 1995.

Douglas E. Davis, joined the Partnership in 1987 as a registered representative and became a general partner in 1996.

John M. Delavan, joined the Partnership in 1988 as a registered representative and became a general partner in January 1997.

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

Stuart E. Hamilton, joined the Partnership in 1983 as a registered representative and became a general partner in January 1997.

Paul J. Hansell, joined the Partnership in 1989 as a registered representative and became a general partner in January 1997.

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

Thomas W. Hizar, Jr. joined the Partnership in 1993 in Investment
Banking and became a general partner in January 1997. Prior to this, he was VP of Marketing of a real estate securities firm.

Mary Beth Heying, joined the Partnership in 1984 in the Communications Department and became a general partner in January
1994.

Alan J. Holmes, joined the Partnership in 1989 as a registered representative and became a general partner in 1996.

William H. Hochstetler, joined the Partnership in 1980 as a registered representative and became a general partner in January
1997.

Michael R. Holmes, Sr., joined the Partnership in 1996 as a general partner. Prior to this, he was the Human Resource Officer for a major information systems firm.

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

Timothy J. Koehl, joined the Partnership in 1987 as a registered representative and became a general partner in January 1997.

James A. Krekeler, joined the Partnership in 1988 in the Research
Department and became a general partner in January 1995.

Frederick H. Kruse, joined the Partnership in 1995 as a general partner. He has served as the President and Chief Executive
Officer of Boone National Savings and Loan Association, F.A. since
1985.

Mark Leverenz, joined the Partnership in 1988 in the Operations
Department and became a general partner in January 1995.

Michele M. Liebman, joined the Partnership in 1985 in the Information Systems Department and became a general partner in January 1994.

Rhonda L. Liesenfeld, joined the Partnership in 1985 in the corporate bond department, and became a general partner in 1996.

Kevin J. Mangum, joined the Partnership in 1989 as a registered representative and became a general partner in January 1997.

Timothy J. McCoy, joined the Partnership in 1982 in the municipal bond department and became a general partner in 1995.

Thomas W. Migneron, joined the Partnership in 1985 as an internal auditor and became a general partner in January, 1993.

Robert K. Nyberg, joined the Partnership in 1983 as a registered representative and became a general partner in January 1997.

Barbara H. Ostby, joined the Partnership in 1988 as a registered representative and became a general partner in January 1997.

David G. Otto, joined the Partnership in 1994 in the Research
Department and became a general partner in January 1997. Prior to this, he managed a debt portfolio for a major telecommunications company.

Curtis A. Paul, joined the Partnership in 1984 as a registered representative and became a general partner in January 1997.

Gregory C. Picogna, joined the Partnership in 1985 as a registered representative and became a general partner in 1995.

Ray W. Raley, joined the Partnership in 1976 as a registered representative and became a general partner in 1996 in the Equity
Marketing department.

Trevor D. Reese, Jr., joined the Partnership in 1977 as a registered representative and became a general partner in January
1997.

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

Robert D. Shillingstad, joined the Partnership in 1984 as a registered representative and became a general partner in January
1997.

Randall L. Smith, joined the Partnership in 1980 as a registered representative and became a general partner in 1996.

Steven A. VanVoorhis, joined the Partnership in 1976 as a registered representative and became a general partner in 1995.

Susan S. Venn, joined the Partnership in 1986 and became a general partner in 1995.

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

Judith A. Zeilmann, joined the Partnership in 1988 in Associate
Relations and became a general partner in 1997.

John W. Bachmann is a director of Trans World Airlines, St. Louis, Missouri. Daniel A. Burkhardt is a director of Essex County Gas Company, Amsebury, Massachusetts; Mid-American Reality Investments, Inc., Omaha, Nebraska; Southeastern Michigan Gas Enterprises Inc.,
Port Huron, Michigan; St. Joseph Light & Power Co., St. Joseph, Missouri; and Community Investment Partners, L.P. John C. Heisler, Philip R. Schwab and John D. Beuerlein are directors of Cornerstone Mortgage Investment Group, Inc. and Cornerstone Mortgage Investment Group II, Inc. Frederick H. Kruse and Steven Novik are directors of Boone National Savings and Loan Association, F.A., Columbia, Missouri. Ray L. Robbins, Jr. is a director of Community Investment Partners, L.P. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri; Maritz Corp., St. Louis, Missouri; General American Life Insurance Company, St. Louis, Missouri.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Partnership during the three most recent years to the five general partners receiving the greatest compensation (including respective shares of profit participation).
                                  Returns to General
                                    Partner Capital

                       (1)     (2)    (3) & (4)
                                    Net income  General Ptnr
                           Deferred   allocated     invested      Total
                            Compen-  to General   Capital at     (1)(2)
           Year   Salaries   sation    Partners        12/31        (3)

John W.
 Bachmann  1996   120,000     7,104   2,356,162    4,719,726  2,483,266
           1995   120,000     6,077   1,721,341    4,500,612  1,847,418
           1994   120,000     5,553   1,681,517    4,115,163  1,807,070

Douglas E.
 Hill      1996   118,000     7,104   2,426,261    4,978,341  2,551,365
           1995   118,000     6,077   1,631,400    4,241,956  1,755,477
           1994   118,000     5,553   1,513,365    3,703,647  1,636,918

Ron
 Larimore  1996   118,000     7,104   2,414,599    4,978,341  2,539,703
           1995   118,000     6,077   1,641,246    4,293,687  1,765,323
           1994   118,000     5,553   1,513,365    3,703,647  1,636,918

Richie L.
 Malone    1996   118,000     7,104   2,426,261    4,978,341  2,551,365
           1995   118,000     6,077   1,610,391    4,293,687  1,734,468
           1994   118,000     5,553   1,513,365    3,703,647  1,636,918

Darryl W.
 Pope      1996   118,000     7,104   2,182,717    4,525,765  2,307,821
           1995   118,000     6,077   1,629,819    4,241,956  1,753,896
           1994   118,000     5,553   1,513,365    3,703,647  1,636,918

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

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. These interests in the Partnership held by each general partner currently range from .05% to 3.85% in 1996 (.1% to 4.65% in 1995 and .1% to 4.50% in 1994). At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 96 of the general partners also own limited partnership interests and 38 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 28, 1997:
                            Name of       Amount of
                            Beneficial    Beneficial   Percent of
Title of Class              Owner         Ownership    Class

Limited Partnership         All General
Interests                   Partners as
                            a Group       $8,567,000     9%

Subordinated                All General
Limited Partnership         Partners as
Interests                   a Group       17,733,000    48%

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
          II, Item 8:

                                                         Page No.

      Report of Independent Public Accountants ................20

      Consolidated Statements of Financial Condition as of
      December 31, 1996 and 1995 ..............................21

      Consolidated Statements of Income for the years ended
      December 31, 1996, 1995 and 1994 ........................23

      Consolidated Statements of Cash Flows for the years
      ended December 31, 1996, 1995 and 1994 ..................24

      Consolidated Statements of Changes in Partnership Capital
      for the years ended December 31, 1996, 1995 and 1994 ....25

      Notes to Consolidated Financial Statements ..............26

      All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)   Report on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of 1996.

(c)   Exhibits

      Reference is made to the Exhibit Index hereinafter contained.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)             THE JONES FINANCIAL COMPANIES, L.P., LLP

By (Signature and Title) /s/  John W. Bachmann
                              John W. Bachmann, Managing Partner

Date            March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By (Signature and Title) /s/  John W. Bachmann
                              John W. Bachmann, Managing Partner

Date            March 26, 1997

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

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

Exhibit
Number         Page      Description

 3.1           *         Eighth Amended and Restated Limited
                         Partnership Agreement of The Jones
                         Financial Companies, L.P., LLP, dated
                         November 1, 1996, incorporated herein by reference to Exhibit 3.1 to the Company's
                         Quarterly Report on Form 10-Q for the
                         quarter ended September 27, 1996.

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

10.2           *         Master Lease Agreement dated as of October
                         17, 1988, between Edward D. Jones & Co.,
                         L.P., and BancBoston Leasing, incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1988.

10.3           *         Satellite Communications Agreement dated
                         as of September 12, 1988, between Hughes
                         Network Systems and Edward D. Jones & Co.,
                         L.P., incorporated herein by reference to
                         Exhibit 10.1 to the Company's Annual
                         Report on Form 10-K for the year ended
                         September 30, 1988.

10.4           *         Agreements of Lease between EDJ Leasing
                         Company and Edward D. Jones & Co., L.P., dated August 1, 1991, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report or Form 10-K for the year ended September 27, 1991.

10.5           *         Edward D. Jones & Co., L.P. Note Purchase
                         Agreement dated as of May 8, 1992,
                         incorporated herein by reference to
                         Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         June 26, 1992.

10.6           *         Purchase and Sale Agreement by and between
                         EDJ Leasing Co., L.P. and the Resolution
                         Trust Corporation incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

*  Incorporated by reference to previously filed exhibits.

10.7           *         Master Lease Agreement between EDJ Leasing
                         Company and Edward D. Jones & Co., L.P., dated March 9, 1993, and First Amendment to Lease dated March 9, 1994, incorporated herein by reference to the Company's
                         Quarterly Report on Form 10-Q for the
                         quarter ended March 25, 1994.

10.8           *         Purchase Agreement by and between Edward
                         D. Jones & Co., L.P. and Genicom
                         Corporation dated November 25, 1992,
                         incorporated herein by reference to the
                         Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.9           *         Mortgage Note and Deed of Trust and
                         Security Agreement between EDJ Leasing
                         Co., L.P. and Nationwide Insurance Company dated March 9, 1993, incorporated herein by reference to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         March 24, 1993.

10.10          *         Mortgage Note and Amendment to Deed of
                         Trust between EDJ Leasing Co., L.P. and
                         Nationwide Insurance Company dated March
                         9, 1994, incorporated herein by reference to the Company's Quarterly Report on Form
                         10-Q for the quarter ended March 25, 1994.

10.11          *         Mortgage Note; Deed of Trust and Security
                         Agreement; Assignment of Leases, Rents and
                         Profits; and Subordination and Attornment
                         Agreement between EDJ Leasing Co., L.P.
                         and Nationwide Insurance Company dated
                         April 6, 1994, incorporated by reference to exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         March 25, 1994.

10.12          *         Note Purchase Agreement by Edward D. Jones
                         & Co., L.P., for $92,000,000 aggregate
                         principal amount of 7.95% subordinated
                         capital notes due April 15, 2006,
                         incorporated herein by reference to
                         Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         June 24, 1994.

10.13          *         Equipment Lease Agreement between IFA
                         Incorporated and Edward D. Jones &
                         Company, L.P., dated June 8, 1994,
                         incorporated herein by reference to
                         Exhibit 10.2 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         June 24, 1994.

10.14          *         Master Lease Agreement and Addendum by and
                         between Edward D. Jones & Co., L.P. and
                         General Electric Capital Corporated dated
                         April 21, 1994, incorporated herein by
                         reference to Exhibit 10.3 to the Company's
                         Quarterly Report on Form 10-Q for the
                         quarter ended June 24, 1994.

10.15          *         Equipment Lease by and between Edward D.
                         Jones & Co., L.P., and EDJ Leasing Co.,
                         L.P. dated April 1, 1994, incorporated
                         herein by reference to the Company's
                         Quarterly Report on Form 10-Q for the
                         quarter ended June 24, 1994.

10.16          *         $8,200,000 Promissory Note to Commerce
                         Bank National Association by EDJ Leasing
                         Co., L.P., dated April 5, 1994,
                         incorporated herein by reference to
                         Exhibit 10.5 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         June 24, 1994.

10.17          *         Agreement and Plan of Acquisition between
                         The Jones Financial Companies and Boone
                         National Savings and Loan Association,
                         F.A., incorporated herein by reference to
                         Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended
                         September 30, 1994.

10.18          *         Credit Agreement between EDJ Leasing Co.,
                         L.P. and Southtrust Bank of Alabama, N.A.
                         dated October 26, 1994 incorporated herein by reference to the company's Annual
                         Report on Form 10-K for the year ended
                         December 31, 1994.

10.19          *         Master Lease Agreement between EDJ Leasing
                         Company and Edward D. Jones & Co., L.P.
                         dated October 26, 1994, incorporated
                         herein by reference to the Company's
                         Annual Report on Form 10-K for the year
                         ended December 31, 1994.

10.20          *         Lease Financing Line of Credit Agreement
                         and Term Note Agreement between EDJ
                         Leasing Co., L.P. and Enterprise Bank
                         dated December 6, 1994, incorporated
                         herein by reference to the Company's
                         Annual Report on Form 10-K for the year
                         ended December 31, 1994.

10.21          *         Master Lease Agreement between EDJ Leasing
                         Co. and Edward D. Jones & Co., L.P., dated
                         December 6, 1994, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December
                         31, 1994.

10.22          *         Purchase Agreement by and between Edward
                         D. Jones & Co., L.P. and Tektronix Inc.
                         dated February 28, 1995, incorporated
                         herein by reference to the company's
                         Annual Report on Form 10-K for the year
                         ended December 31, 1994.

10.23          *         Loan Agreement between Edward D. Jones &
                         Co., L.P. and Boatmen's Bank dated April
                         28, 1995, incorporated herein by reference to the Company's Quarterly Report on Form
                         10-Q for the quarter ended March 25, 1995.

10.24          *         Conforming Systems Agreement between Tri-
                         Tek Infor-mation Systems, Inc. and Edward
                         D. Jones & Co., L.P., dated May 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

10.25          *         Mortgage Note; South Second Deed of Trust
                         and Security Agreement between EDJ Leasing
                         Co., L.P. and Nationwide Life Insurance
                         Company dated August 31, 1995,
                         incorporated herein by reference to the
                         Company's Quarterly Report on Form 10-Q
                         for the quarter ended September 29, 1995.

10.26          *         Mortgage Note; North Second Deed of Trust
                         and Security Agreement between EDJ Leasing
                         Co., L.P. and Nationwide Life Insurance
                         Company dated August 31, 1995,
                         incorporated herein by reference to the
                         Company's Quarterly Report on Form 10-Q
                         for the quarter ended September 29, 1995.

10.27          *         Note Purchase Agreement by Edward D. Jones
                         & Co., L.P. for $94,500,000 aggregate
                         principal amount of 8.18% subordinated
                         capital notes due September 1, 2008,
                         incorporated herein by reference to the
                         Company's Quarterly Report on Form 10-Q
                         for the quarter ended September 27, 1996.

23.1           52        Consent of Independent Public Accountants.

 25            *         Delegation of Power of Attorney to
                         Managing Partner contained within Exhibit
                         3.1

 27 Financial Data Schedule (provided for the Securities and Exchange Commission only).

                                                  Exhibit 23.1

                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, in The Jones Financial Companies, L.P., LLP's previously filed S-2 Registration Statement File No. 33-61049 and S-8 Registration Statements File No. 33-35247 and No.33-62734.

                         ARTHUR ANDERSEN LLP

St. Louis, Missouri
March 26, 1997