Form 10-Q
period 1997-03-28
JONES FINANCIAL COS LP
filed 1997-05-12
CIK 815917

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                         ______________________

                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 28, 1997
Commission file number   0-16633

                THE JONES FINANCIAL COMPANIES, L.P., LLP
______________________________________________________________________
        (Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1450818
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
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

                  THE JONES FINANCIAL COMPANIES, L.P., LLP

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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................9

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.......................................13

Signatures.....................................................14

                    THE JONES FINANCIAL COMPANIES, L.P., LLP

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  ASSETS
                               (Unaudited)

                                       March 28,    December 31,
(Amounts in thousands)                    1997           1996

Cash and cash equivalents             $  64,309     $   64,858
Securities purchased under
  agreements to resell                   70,000        145,000

Receivable from:
  Customers                             648,370        615,399
  Brokers or dealers and clearing
      organizations                      16,542         14,978
  Mortgages and loans                    67,883         66,116

Securities owned, at market value:
  Inventory securities                   51,381         58,373
  Investment securities                 171,444        171,177

Equipment, property and improvements    175,562        173,719

Other assets                             69,780         70,796
                                       __________    __________

                                      $1,335,271     $1,380,416

     The accompanying notes are an integral part of these financial statements.

                  THE JONES FINANCIAL COMPANIES, L.P., LLP

               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                  LIABILITIES AND PARTNERSHIP CAPITAL
                              (Unaudited)

                                       March 28,    December 31,
(Amounts in thousands)                   1997           1996

Bank loans                            $   3,800      $   2,750

Payable to:
  Customers                             535,583        591,931
  Brokers or dealers and clearing
   organizations                         17,238         12,999
  Depositors                             63,373         63,125

Securities sold but not yet purchased,
  at market value                        18,932         13,215

Accounts payable and accrued expenses    47,684         54,115

Accrued compensation and employee benefits 88,795       88,474

Long-term debt                           65,025         67,190
                                      __________     __________

                                        840,430        893,799
Liabilities subordinated to claims
  of general creditors                  216,500        216,500

Partnership capital                     259,997        248,157

Partner's capital reserved for
  anticipated withdrawals                18,344         21,960
                                      __________     __________

                                        278,341        270,117
                                      __________     __________

                                   $  1,335,271    $  1,380,416

        The accompanying notes are an integral part of these financial statements.

                   THE JONES FINANCIAL COMPANIES, L.P., LLP

                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                                               Three Months Ended
(Amounts in thousands,                         March 28, March 29,
except per unit information)                     1997      1996
Revenues:
 Commissions                                   $170,477  $160,196
 Principal transactions                          48,579    33,714
 Investment banking                               3,337     2,983
 Interest and dividends                          18,735    15,154
 Other                                           20,726    15,214
                                               _________ _________
                                                261,854   227,261
                                               _________ _________
Expenses:
 Employee and partner compensation and benefits 149,751   130,927
 Occupancy and equipment                         30,603    23,374
 Communications and data processing              17,100    15,712
 Interest                                        10,273     7,875
 Payroll and other taxes                         10,741     9,420
 Floor brokerage and clearance fees               1,916     1,666
 Other operating expenses                        17,724    15,064
                                               _________ _________
                                                238,108   204,038
                                               _________ _________
 Net income                                    $ 23,746  $ 23,223
                                               ========= =========
Net income allocated to:
 Limited partners                              $  3,488  $  4,169
 Subordinated limited partners                    2,632     2,470
 General partners                                17,626    16,584
                                               ________  ________
                                               $ 23,746  $ 23,223
                                               ========  ========
Net income per weighted average $1,000
equivalent partnership unit outstanding:
 Limited partners                              $  36.65  $  42.63
                                                =======  ========
 Subordinated limited partners                 $  70.67  $  79.00
                                                =======  ========
Weighted average $1,000 equivalent
partnership units outstanding:
 Limited partners                                95,161    97,806
                                                =======  ========
 Subordinated limited partners                   37,239    31,269
                                                =======  ========

      The accompanying notes are an integral part of these financial statements.

                  THE JONES FINANCIAL COMPANIES, L.P., LLP
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                         Three Months Ended
                                       March 28,      March 29,
(Amounts in thousands)                    1997           1996
Cash Flows Provided by Operating Activities:
  Net income                          $  23,746      $  23,223
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization           9,077          6,212
  Decrease in securities held for
   repurchase                            75,000              -
  (Increase) decrease in net receivable from
  customers                             (89,319)        36,271
  Increase (decrease) in net payable to/
  receivable from brokers or dealers and
      clearing organizations              2,675         (2,548)
  Increase in receivable from mortgages
      and loans                          (1,767)          (561)
  Decrease in securities owned, net      12,442         36,713
  Decrease (increase) in payable to
      depositors                            247           (595)
  (Decrease) increase in accounts payable
      and accrued expenses               (6,109)         1,439
  Other assets                            1,016         10,679
                                      __________     __________
  Net cash provided by operating
      activities                         27,008        110,833
                                      __________     __________
Cash Flows Used by Investing Activities:
  Purchase of equipment, property and
    improvements                        (10,920)        (5,955)
                                      __________     __________

Cash Flows Used by Financing Activities:
  Issuance (repayment) of bank loans      1,050        (31,002)
  Repayment of long-term debt            (2,165)        (2,126)
  Issuance of partnership interests       8,082          3,365
  Redemption of partnership interests    (1,106)        (1,960)
  Withdrawals and distributions from
  partnership capital                   (22,498)       (16,423)
                                      __________     __________
  Net cash used by financing activities (16,637)       (48,146)
                                      __________     __________
  Net (decrease) increase in cash and
     cash equivalents                      (549)        56,732

Cash and Cash Equivalents,
     beginning of period                 64,858         44,112
                                      __________     __________
Cash and Cash Equivalents,
     end of period                    $  64,309    $   100,844

Interest payments for the periods were $9,579 and $5,452.

      The accompanying notes are an integral part of these financial statements.

                 THE JONES FINANCIAL COMPANIES, L.P., LLP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

           THREE MONTHS ENDED MARCH 28, 1997, AND MARCH 29, 1996
                                 (Unaudited)

                                   Subordinated
                            Limited   limited   General
                            ptnrshp   ptnrshp   ptnrshp
(Amounts in thousands)      capital   capital   capital    Total

Balance, December 31, 1995 $ 98,410  $ 28,943  $103,465  $ 230,818

Issuance of partnership
  interests                       -     3,365         -      3,365

Redemption of partnership
  interests                    (852)   (1,108)        -     (1,960)

Net income                    4,169     2,471    16,583     23,223

Withdrawals and distributions    (7)       (4)        -        (11)

Reserved for anticipated
  withdrawals                (4,162)   (2,467)  (12,006)   (18,635)
                           ________  ________  ________   ________

Balance, March 29, 1996     $97,558   $31,200  $108,042  $ 236,800

Balance, December 31, 1996 $ 95,807  $ 29,178  $123,172  $ 248,157

Issuance of partnership
  interests                       -     8,082         -      8,082

Redemption of partnership
  interests                  (1,042)      (64)        -     (1,106)

Net income                    3,488     2,632    17,626     23,746

Withdrawals and distributions   (19)      (56)     (463)      (538)

Reserved for anticipated
  withdrawals                (3,469)   (2,576)  (12,299)   (18,344)
                           ________  ________  ________    _______

Balance, March 28, 1997    $ 94,765  $ 37,196  $128,036  $ 259,997

     The accompanying notes are an integral part of these financial statements.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.P., LLP and all wholly owned subsidiaries (The "Partnership"), including the Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ"), a registered broker/dealer.  All material intercompany balances and transactions have been eliminated.  Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.

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

  The results of operations for the three months ended March 28,

1997, are not necessarily indicative of the results to be expected for the full year.

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

At March 28, 1997, EDJ's Net Capital of $268.3 million was 42% of aggregate debit items and its Net Capital in excess of the minimum required was $255.6 million.

                 THE JONES FINANCIAL COMPANIES, L.P., LLP

                    MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

                   QUARTER ENDED MARCH 28, 1997, VERSUS

                       QUARTER ENDED MARCH 29, 1996

  During the first quarter of 1997, the Partnership experienced a significant increase in customer dollars invested, and an increase in the number of its Investment Representatives.  As a result, revenues increased 15% ($34.6 million).  Additionally, the Partnership made significant progress in its implementation of client server

technology.  The combination of increased Investment Representatives and client server conversion costs resulted in a 17% ($34.1 million)

increase in expenses.  The resulting net income increased $.5 million,

or 2% over the same period last year.

  Total revenues increased 15% ($34.7 million) to $261.8 million compared to the quarter ended March 29, 1996.  The Partnership segments its revenues between securities transaction revenues

(revenues resulting from customers' trades) and non-transaction or other revenues.  Growth of the salesforce contributed to increases in both revenue segments, as the Partnership increased its salesforce 11%

compared to the first quarter of 1996.  These added investment representatives (IRs) and a strong market increased the customer dollars handled, which drive securities transaction revenue.  During the first quarter, $7.5 billion customer dollars were handled, an increase of 19% over 1996. These increases were offset by a lower gross margin percentage, as the Firm's product mix shifted away from higher margin mutual funds and insurance products to equity and fixed income products.  The gross margin percentage decreased from 2.8% in the first quarter of 1996 to 2.6% in the first quarter of 1997.  The net effect was a 10% ($17.3 million) increase in securities

transaction revenue, which totaled $193.5 million for the quarter ending March 28, 1997.

  Non-transaction revenue includes service fees from mutual fund and insurance companies, interest income, IRA custodial fees earned on IRA accounts, and management fees received from mutual fund and money market products.  Assets under control increased 20% compared to the first quarter of 1996, and serves as the basis for service fees and management fee revenue received from mutual fund, insurance and money market products.  Also, IRA fees are based upon the number of IRA accounts, which increased significantly from a year ago.  Non-

transaction revenues increased 34% ($17.4 million) to $68.3 million for the quarter ending March 28, 1997.

  The firm's operating expenses reflect both the higher number of IRs this year and the number of offices which have been converted to client server.  Expenses have increased by 17% ($34.1 million)

compared to the first quarter of 1996.  The client server conversion is nearing completion, as approximately 3,000 branch client servers are installed compared with only 300 in March, 1996.

  Focusing on changes in major revenue and expense categories,

Commission revenues increased 6% ($10.3 million) due to the

significant increase in customer dollars invested.  Significant increases include Listed and over-the-counter (O-T-C) agency equity commissions, which increased 14% ($5.4 million) and mutual fund commissions which increased 8% ($6.5 million).  These increases were offset by a 4% ($1.6 million) decrease in Insurance and Annuity revenues.

  Principal transaction revenue increased 44% ($14.9 million).  This increase was primarily reflected in municipal bond principal revenues

(29% or $3.5 million), certificate of deposit revenues (47% or $3.0 million), OTC principal transactions (156% or $2.8 million), and

Mortgage backed product revenues (35% or $2.0 million).

  Interest and dividend income increased 23% ($3.4 million).  This was due to a $161.5 million (33%) increase in loans to customers since

March 29, 1996, and resulted in $2.5 in increased interest income.

Also, interest on firm investments increased (156% or $1.2 million).

  Other revenue increased 36% ($5.5 million), as a result of increased management fees from mutual fund, insurance and money market products that the firm distributes ($4.8 million) and from increased

IRA custodial fees ($.7 million).

  Compensation costs increased 14% ($18.8 million) compared to the prior year.  Commissions, estimated sales bonuses, and profit sharing provisions earned by Investment Representatives increased due to increased revenues, as the Partnership has a compensation structure which expands and contracts with increases and decreases in revenues,

profit margins, and net income.  Salaries of branch and heaquarters non-sales associates were also higher as headcount grew to support a larger salesforce.

  Occupancy and equipment and Communications as data processing costs increased 22% ($8.6 million) due to increased expenses related to the implementation of client server technology.

  Interest expense increased 30% ($2.4 million).  This is primarily a result of the  $94.5 million subordinated debt offering issued in

September, 1996.

  Of the Partnership's remaining expenses, the most significant changes were related to support the Partnership's strategy of expanding its salesforce and implementing new technology.

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at March 28, 1997, after reserves for anticipated withdrawals, was $260.0 million compared to $236.8 million as of March 29, 1996.  Equity capital increased primarily due to retention of earnings and contributions of subordinated limited partnership capital, net of redemptions of subordinated limited partnership and limited partnership capital.

  At March 28, 1997, the Partnership had $64.3 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through

uncommitted lines of credit).  Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

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

CASH FLOWS

  For the Quarter ended March 28, 1997, cash and cash equivalents decreased $.5 million.  Cash flows from operating activities provided

$27 million, primarily attributable to net income adjusted for depreciation and amortization, decreases in securities held for repurchase, decreased in securities owned, offset by increases in net receivables from customers and decreases in accounts payable and accrued expenses.  Investing activities used $10.9 million for the purchase of fixed assets.  Cash flows from financing activities used

$16.6 million primarily for withdrawals and distributions from partnership capital, net of issuance of partnership interests.

  There were no material changes in the partnership's overall financial condition during the three months ended March 28, 1997,

compared with the three months ended March 29, 1996.  The

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 28,

  1997.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                            (Registrant)

Dated:  May 12, 1997                         /s/  John W. Bachmann
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  May 12, 1997                         /s/  Steven Novik
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                              (Registrant)

Dated:  May 12, 1997
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner
Dated:  May 12, 1997
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                            EXHIBIT INDEX

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                    For the quarter ended March 28, 1997


Exhibit No.                Description                            Page


27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)