Form 10-Q
period 1997-06-30
JONES FINANCIAL COS LP
filed 1997-07-29
CIK 815917

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                        ______________________

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 27, 1997
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

As of the filing date, there are no voting securities held by no voting securities held by non-affiliates of the Registrant.

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

Item 1.Legal Proceedings.......................................13

      Signatures ..............................................14

               THE JONES FINANCIAL COMPANIES, L.P., LLP

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                ASSETS
                             (Unaudited)

                                        June 27,    December 31,
(Amounts in thousands)                      1997          1996

Cash and cash equivalents             $  45,207      $  64,858
Securities purchased under agreements
  to resell                              21,450        145,000

Receivable from:
  Customers                             697,346        615,399
  Brokers or dealers and clearing
      organizations                      22,879         14,978
  Mortgages and loans                    71,281         66,116

Securities owned, at market value:
  Inventory securities                   63,223         58,373
  Investment securities                 171,322        171,177

Equipment, property and improvements    183,491        173,719

Other assets                             71,453         70,796
                                      _________      _________

                                    $  1,347,652 $   1,380,416

The accompanying notes are an integral part of these financial statements.

               THE JONES FINANCIAL COMPANIES, L.P., LLP

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

               LIABILITIES AND PARTNERSHIP CAPITAL
                            (Unaudited)

                                        June 27,    December 31,
(Amounts in thousands)                     1997           1996

Bank loans                            $   5,450      $  2,750

Payable to:
  Customers                             533,424       591,931
  Brokers or dealers and clearing
    organizations                        13,771        12,999
  Depositors                             64,693        63,125

Securities sold but not yet purchased,
  at market value                        22,854        13,215

Accounts payable and accrued expenses    61,067        54,115

Accrued compensation and employee benefits 89,575      88,474

Long-term debt                           61,450        67,190
                                      _________      ________

                                        852,284       893,799
Liabilities subordinated to claims
  of general creditors                  216,500       216,500

Partnership capital                     265,202       248,157

Partner's capital reserved for
  anticipated withdrawals                13,666        21,960
                                      _________      ________

                                        278,868       270,117
                                      _________      ________

                                    $  1,347,652 $  1,380,416

The accompanying notes are an integral part of these financial statements.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                           Three Months Ended      Six Months Ended
(Amounts in thousands      June 27,  June 28,    June 27,    June 28,
except per unit information)  1997     1996        1997        1996
Revenues:
  Commissions              $ 181,941 $ 159,936 $ 352,418 $  320,132
  Principal transactions      49,610    52,993    98,189     86,707
  Investment banking           2,964     3,895     6,301      6,878
  Interest and dividends      22,494    17,064    41,230     32,218
  Other                       21,948    17,480    42,677     32,694
                           _________   _______    ______    _______
                             278,957   251,368   540,815    478,629
                           _________   _______    ______    _______

Expenses:
  Employee and partner compensation
    and benefits            158,617   147,995   308,368    278,922
  Occupancy and equipment    32,467    25,120    63,070     48,494
  Communications and data
    processing               20,567    18,630    37,667     34,342
  Interest                   10,900     8,225    21,174     16,100
  Payroll and other taxes     8,428     7,249    19,169     16,669
  Floor brokerage and clearance
    fees                      1,877     1,865     3,676      3,531
  Other operating expenses   17,642    16,384    35,483     31,448
                          _________   _______    ______    _______
                            250,498   225,468   488,607    429,506
                          _________   _______    ______    _______
  Net income              $  28,459 $  25,900 $  52,208 $   49,123
                          =========   =======    ======    =======
Net income allocated to:
  Limited partners        $   4,133 $   4,623 $   7,621 $    8,792
  Subordinated limited
   partners                   3,042     2,650     5,674      5,120
  General partners           21,284    18,627    38,913     35,211
                          _________   _______    ______    _______
                          $  28,459 $  25,900 $  52,208 $   49,123
                          =========   =======    ======    =======
 Net income per weighted average
     $1,000 equivalent partnership
     units outstanding:
       Limited partners  $   43.92  $   47.57 $   80.53 $    90.18
                          ========    =======    =======   =======
     Subordinated limited
        partners         $   81.78  $   84.94 $  152.44 $   163.92
                          ========    =======    =======   =======
Weighted average $1,000 equivalent
  partnership units outstanding:
       Limited partners     94,102     97,177    94,631     97,491
                          ========    =======    =======   =======
Subordinated limited
  partners                  37,196     31,200    37,217     31,234
                          ========    =======    =======   =======
The accompanying notes are an integral part of these statements.

            THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                           Six Months Ended
                                        June 27,       June 28,
(Amounts in thousands)                    1997           1996
Cash Flows Provided by Operating Activities:
  Net income                          $  52,208      $  49,123
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization          18,270         13,082
  Increase in net receivable from
     customers                         (140,454)        (7,299)
  Decrease in securities held for
     repurchase                         123,550         (1,385)
  Decrease (increase) in net receivable from/
  payable to brokers or dealers and clearing
  organizations                          (7,129)        15,964
  Increase in receivable from mortgages
     and loans                           (5,165)        (1,695)
  Decrease in securities owned, net       4,644         29,988
  Increase (decrease) in payable to
     depositors                           1,568           (541)
  Increase in accounts payable and accrued
     expenses                             8,053          8,231
  Other assets                             (657)         5,274
                                        _______       ________
  Net cash provided by operating
     activities                          54,888        110,742
                                        _______        _______
Cash Flows Used by Investing Activities:
  Purchase of equipment, property and
    improvements                        (28,042)       (26,666)
                                        ________       _______
Cash Flows Used by Financing Activities:
  Issuance of bank loans                  2,700              -
  Repayment of bank loans                     -        (32,503)
  Issuance of long-term debt                  -          6,698
  Repayment of long-term debt            (5,740)        (4,551)
  Issuance of partnership interests       8,833          3,365
  Redemption of partnership interests    (2,526)        (2,572)
  Withdrawals and distributions from
  partnership capital                   (49,764)       (41,816)
                                      _________       ________
  Net cash used by financing activities (46,497)       (71,379)
                                      _________       ________
  Net (decrease) increase in cash and
    cash equivalents                    (19,651)        12,697

Cash and Cash Equivalents,
   beginning of period                   64,858         44,112
                                      _________       ________
Cash and Cash Equivalents,
   end of period                      $  45,207       $ 56,809

Interest payments for the periods were $20,534 and $15,983.

The accompanying notes are an integral part of these financial statements.

              THE JONES FINANCIAL COMPANIES, L.P., LLP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

            SIX MONTHS ENDED JUNE 27, 1997, AND JUNE 28, 1996
                                 (Unaudited)

                                   Subordinated
                            Limited   Limited    General
                            ptnrshp   ptnrshp    ptnrshp
(Amounts in thousands)      capital   capital    capital    Total

Balance, December 31, 1995 $ 98,410  $ 28,943  $103,465  $ 230,818

Issuance of partnership interests -     3,365         -      3,365

Redemption of partnership
  interests                  (1,464)   (1,108)        -     (2,572)

Net income                    8,792     5,120    35,211     49,123

Withdrawals and distributions  (411)   (4,420)  (19,512)   (24,343)

Reserved for anticipated
  withdrawals                (8,381)     (700)   (5,984)   (15,065)
                           ________  ________  ________   ________

Balance, June 28, 1996      $96,946   $31,200  $113,180   $241,326

Balance, December 31, 1996 $ 95,807  $ 29,178  $123,172  $ 248,157

Issuance of partnership interests -     8,833         -      8,833

Redemption of partnership
   interests                 (1,962)     (564)        -     (2,526)

Net income                    7,621     5,674    38,911     52,208

Withdrawals and distributions  (721)   (4,910)  (22,173)   (27,804)

Reserved for anticipated
   withdrawals               (6,900)     (763)   (6,003)   (13,666)
                           ________  ________  ________    _______

Balance, June 27, 1997     $ 93,845  $ 37,448  $133,909  $ 265,202

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

  The results of operations for the three and six months ended June

27, 1997, are not necessarily indicative of the results to be expected for the full year.

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

At June 27, 1997, EDJ's Net Capital of $260.3 million was 38% of aggregate debit items and its Net Capital in excess of the minimum required was $226.1 million.

               THE JONES FINANCIAL COMPANIES, L.P., LLP

                  MANAGEMENT'S FINANCIAL DISCUSSION

                             OPERATIONS

           QUARTER AND SIX MONTHS ENDED JUNE 27, 1997, VERSUS

               QUARTER AND SIX MONTHS ENDED JUNE 28, 1996

  During the first six months of 1997, strong securities markets and growth of the salesforce increased revenues and net income to record levels.  Revenue increased 13% ($62.2 million) to $540.8 million compared to the six months ended June 28, 1996 and expenses increased

14% ($59.1 million) to $488.6 million.  As a result, net income increased 6% ($3.1 million) to $52.2 million.  Similarly, second quarter revenues increased 11% ($27.6 million) with expenses increasing 11% ($25.0 million), and net income 10% ($2.6 million).

  The Partnership segments its revenues between securities

transaction revenue and non-securities transaction revenue.

Securities transaction revenue has increased 7% ($27.1 million) to

$397.2 million for the first six months of 1997.  Four variables affected this increase:  growth of investment representatives, growth in customer dollars invested, changes in the product mix and a decrease in business days.  The Partnership has added approximately

400 investment representatives since June, 1996 (12%).  These additional investment representatives (coupled with the continued

maturing of the existing salesforce), and strong markets, resulted in customer dollars invested increasing 16%, from $13.6 billion to $15.8 billion through June, 1997.  Offsetting the impact of increased customer dollars was a 7% decline in the gross commission percentage earned on each dollar handled, as the product mix shifted from mutual funds and insurance products to lower margin equities.  Finally, there were two fewer business days in 1997 relative to 1996 (124 vs. 126).

  Non-securities transaction revenue sources, including service fees from mutual fund and insurance companies, interest income, revenue sharing arrangements with mutual fund and insurance companies, and custodial fees from IRA accounts, increased 28% ($27.6 million) and

33% ($35.6 million) for three and six months ended June 27, 1997.

Service fees increased 37% ($8.5 million) and 37% ($16.1 million), for the three and six months ended June 27, 1997.  Revenues from revenue sharing arrangements increased 22% ($3.9 million) and 33% ($10.6 million) for the three and six months ended June 27, 1997.  These two revenue sources are impacted by customer assets under control, which have been positively affected by the growth in customer dollars invested discussed previously and the strong securities market.

Assets under control have increased 29% ($29 billion) over the past year to $129 billion as of June 27, 1997.

  Interest income has increased 32% ($5.4 million) and 28% ($9.0 million) for the three and six months ended June 27, 1997.  The primary factor causing this is interest from customers' margin loans,

which increased 37% ($4.3 million) and 31% ($6.7 million) for the quarter and six months ended June 27, 1997, compared to the same periods in the prior year.  Loans to customers have increased 31%

($158 million) since June 28, 1996.  Interest income from investments and securities held in inventory increased as well, which accounted for the remaining increase in interest income for the three and six months ended June 27, 1997.

  The growth in non-securities revenue sources has helped absorb the increased expenses associated with the implementation of new technology and growing the salesforce.  These Other Revenues, after payout of commissions on Service Fees to Investment Representatives and Interest Expense, currently cover 43% of the Partnership's operating expenses, a significant increase over the prior year's coverage ratio of 37%.

  The Partnership's continued growth of the salesforce and

implementation of client server technology has increased its operating expenses.  Operating expenses increased 11% ($25.0 million) and 14%

($59.1 million) comparing the second quarter and first six months of

1997 with 1996.  Growth of the salesforce and increased revenues increased sales compensation costs.  Compensation of support staff in individual branch offices and headquarters also increased 15% ($5.1 million) and 17% ($11.4 million) for the quarter and six months ending

June 27, 1997 due to higher staffing levels to support the firm's growth strategy and implementation of new client server technology.

  Occupancy and equipment costs have increased 29% ($7.4 million) and

30% ($14.6 million), respectively, for the quarter and six months ended June 27, 1997. Depreciation and lease expenses increased as a result of the conversion to client server technology.  Rent expense increased primarily due to increased numbers of branch office locations.

  Communication and data processing expenses increased 10% ($3.4 million) primarily as a result of growth and conversion to the new technology.  The cost associated with service bureaus who perform administrative and processing support increased due to an increased number of customers and transactions.  Satellite related expenditures increased as the firm underwent a conversion of its satellite system to support a larger salesforce.

  Interest expense increased 33% ($2.7 million) and 32% ($5.1 million) for the quarter and six months ending June 27, 1997.  These increases are primarily the result of the $94.5 million subordinated debt offering issued in September, 1996.

  Of the Partnership's remaining expenses, the most significant changes related to support of the Partnership's strategy of

implementing new technology and expanding its salesforce.

LIQUIDITY AND CAPITAL ADEQUACY

  The Partnership's equity capital at June 27, 1997, after reserves for anticipated withdrawals was $265.2 million compared to $241.3 million as of June 28, 1996.  Equity capital increased primarily due to retention of earnings and contributions of subordinated limited partnership capital, net of redemptions of subordinated limited partnership and limited partnership capital.

  At June 27, 1997, the Partnership had $45.2 million in cash and cash equivalents.  Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through

uncommitted lines of credit).  Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

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

CASH FLOWS

  For the Quarter ended June 27, 1997, cash and cash equivalents decreased $19.7 million.  Cash flows from operating activities provided $54.9 million, primarily attributable to net income adjusted for depreciation and amortization, decreases in securities held for repurchase, decreases in securities owned, and increases in accounts payable and accrued expenses, offset by increases in net receivables from customers and brokers, dealers and clearing organizations.

Investing activities used $28.1 million for the purchase of fixed assets. Cash flows from financing activities used $46.5 million primarily for withdrawals and distributions from partnership capital,

net of issuance of partnership interests.

  There were no material changes in the partnership's overall financial condition during the six months ended June 27, 1997,

compared with the six months ended June 28, 1996.  The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash.  Securities inventories are carried at market values and are readily marketable.  Customer margin accounts are collateralized by marketable securities.  Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis.  Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership.  These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the six months ended June 27,

1997.

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)

Dated:  July 29, 1997                        /s/John W. Bachmann
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  July 29, 1997                        /s/Steven Novik
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP
                             (Registrant)

Dated:  July 29, 1997
                                             _____________________
                                             John W. Bachmann
                                             Managing Partner

Dated:  July 29, 1997
                                             _____________________
                                             Steven Novik
                                             Chief Financial Officer

                             EXHIBIT INDEX

        THE JONES FINANCIAL COMPANIES, A LIMITED PARTNERSHIP

                 For the quarter ended June 27, 1997

Exhibit No.                Description                            Page

10.1                       Memorandum of Association of Edward Jones
                            Limited, dated July 10, 1997

10.2                       Articles of Association of Edward Jones
                            Limited, dated July 10, 1997

27.0                       Financial Data Schedule (provided for the
                            Securities and Exchange Commission only)