Form 10-Q
period 1997-09-26
JONES FINANCIAL COS LP
filed 1997-11-10
CIK 815917

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 26, 1997 Commission file number 0-16633


                   THE JONES FINANCIAL COMPANIES, L.P., LLP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      MISSOURI                                        43-1450818
--------------------------------------------------------------------------------
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                      63043
--------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                      --------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   YES   X    NO
                                                    -------   -------



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

                        Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                        THE JONES FINANCIAL COMPANIES, L.P., LLP

                      CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                          ASSETS
                                        (Unaudited)

                                                       September 26,           December 31,
(Amounts in thousands)                                     1997                    1996
-------------------------------------------------------------------------------------------
Cash and cash equivalents                               $   45,650              $   64,858
Securities purchased under agreements to resell             15,450                 145,000

Receivable from:
   Customers                                               764,019                 615,399
   Brokers or dealers and clearing
     organizations                                          23,519                  21,699
   Mortgages and loans                                      73,076                  66,116

Securities owned, at market value:
   Inventory securities                                     59,325                  58,373
   Investment securities                                   171,206                 171,177

Equipment, property and improvements                       185,804                 173,719

Other assets                                                70,669                  64,075
                                                        ----------              ----------

                                                        $1,408,718              $1,380,416
===========================================================================================
The accompanying notes are an integral part of these financial statements.

                        Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE JONES FINANCIAL COMPANIES, L.P., LLP

                     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          LIABILITIES AND PARTNERSHIP CAPITAL
                                      (Unaudited)
                                                       September 26,           December 31,
(Amounts in thousands)                                     1997                    1996
-------------------------------------------------------------------------------------------
Bank loans                                              $    6,000              $    2,750

Payable to:
   Customers                                               556,726                 594,737
   Brokers or dealers and clearing organizations            20,522                  12,999
   Depositors                                               65,353                  63,125

Securities sold but not yet purchased,
   at market value                                          16,943                  13,215

Accounts payable and accrued expenses                       61,653                  51,309

Accrued compensation and employee benefits                 126,514                  88,474

Long-term debt                                              55,334                  67,190
                                                        ----------              ----------

                                                           909,045                 893,799

Liabilities subordinated to claims
   of general creditors                                    216,500                 216,500

Partnership capital                                        271,246                 248,157

Partner's capital reserved for anticipated withdrawals      11,927                  21,960
                                                        ----------              ----------

                                                           283,173                 270,117
                                                        ----------              ----------

                                                        $1,408,718              $1,380,416
===========================================================================================
The accompanying notes are an integral part of these financial statements.

                        Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 THE JONES FINANCIAL COMPANIES, L.P., LLP

                                    CONSOLIDATED STATEMENT OF INCOME
                                              (Unaudited)
                                                  Three Months Ended                  Nine Months Ended
   (Amounts in thousands                    September 26,     September 27,    September  26,     September 27,
except per unit information)                    1997              1996              1997              1996
---------------------------------------------------------------------------------------------------------------
Revenues:
  Commissions                                 $203,009          $139,176          $555,428          $459,307
  Principal transactions                        36,539            46,766           134,728           133,473
  Investment banking                             4,682             4,227            10,982            11,105
  Interest and dividends                        23,650            18,268            64,880            50,487
  Other                                         22,946            19,552            65,623            52,246
                                              --------          --------          --------          --------
                                               290,826           227,989           831,641           706,618
                                              --------          --------          --------          --------
Expenses:
  Employee and partner compensation
    and benefits                               167,244           129,469           475,613           408,391
  Occupancy and equipment                       34,040            27,585            97,109            76,079
  Communications and data processing            18,924            17,301            56,591            51,644
  Interest                                      10,993             9,206            32,167            25,341
  Payroll and other taxes                        6,718             5,641            25,887            22,275
  Floor brokerage and clearance fees             2,234             1,841             5,910             5,372
  Other operating expenses                      19,124            16,467            54,607            47,914
                                              --------          --------          --------          --------
                                               259,277           207,510           747,884           637,016
                                              --------          --------          --------          --------
  Net income                                  $ 31,549          $ 20,479          $ 83,757          $ 69,602
                                              ========          ========          ========          ========
Net income allocated to:
  Limited partners                            $  4,551          $  3,637          $ 12,172          $ 12,428
  Subordinated limited partners                  3,268             1,999             8,942             7,120
  General partners                              23,730            14,843            62,643            50,054
                                              --------          --------          --------          --------
                                              $ 31,549          $ 20,479          $ 83,757          $ 69,602
                                              ========          ========          ========          ========
   Net income per weighted average
     $1,000 equivalent partnership
     units outstanding:
       Limited partners                       $  48.67          $  37.63          $ 129.14          $ 127.85
                                              ========          ========          ========          ========
       Subordinated limited partners          $  87.29          $  65.49          $ 239.78          $ 229.67
                                              ========          ========          ========          ========
Weighted average $1,000 equivalent
  partnership units outstanding:
       Limited partners                         93,501            96,647            94,255            97,210
                                              ========          ========          ========          ========
Subordinated limited partners                   37,446            30,526            37,294            30,998
                                              ========          ========          ========          ========

===============================================================================================================
The accompanying notes are an integral part of these statements.

                        Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             THE JONES FINANCIAL COMPANIES, L.P., LLP

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                                                              Nine Months Ended
                                                                    September 26,           September 27,
(Amounts in thousands)                                                  1997                    1996
---------------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
   Net income                                                        $  83,757                $ 69,602
   Adjustments to reconcile net income to
       net cash provided by operating activities:
   Depreciation and amortization                                        28,023                  21,536
   Increase in net receivable from customers                          (186,631)                (12,577)
   Increase (decrease) in securities held for repurchase               129,550                 (71,385)
   Decrease in net receivable from/increase in
       payable to brokers or dealers and clearing
       organizations                                                     5,703                  20,808
   Increase in receivable from mortgages and loans                      (6,960)                 (4,464)
   Decrease in securities owned, net                                     2,747                  34,803
   Increase (decrease) in payable to depositors                          2,228                    (461)
   Increase in accounts payable and accrued expenses                    48,384                  32,814
   Other assets                                                         (6,594)                 (1,544)
                                                                     ---------                --------
   Net cash provided by operating activities                           100,207                  89,132
                                                                     ---------                --------
Cash Flows Used by Investing Activities:
   Purchase of equipment, property and improvements                    (40,108)                (42,726)
   Increase in investment securities                                        --                 (48,183)
                                                                     ---------                --------
                                                                       (40,108)                (90,909)
Cash Flows Used by Financing Activities:
   Issuance of bank loans                                                3,250                   7,993
   Repayment of bank loans                                                  --                 (31,053)
   Issuance of subordinated debt                                            --                  94,500
   Repayment of long-term debt                                         (11,856)                 (7,929)
   Issuance of partnership interests                                     8,833                   3,365
   Redemption of partnership interests                                  (3,032)                 (5,160)
   Withdrawals and distributions from
       partnership capital                                             (76,502)                (60,845)
                                                                     ---------                --------
   Net cash (used) provided by financing activities                    (79,307)                    871
                                                                     ---------                --------
   Net decrease in cash and cash equivalents                           (19,208)                   (906)

Cash and Cash Equivalents, beginning of period                          64,858                  44,112
                                                                     ---------                --------

Cash and Cash Equivalents, end of period                             $  45,650                $ 43,206

=========================================================================================================
Interest payments for the periods were $31,511 and $22,152.

The accompanying notes are an integral part of these financial statements.

                        Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.P., LLP

                               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                             NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996
                                                     (Unaudited)
                                                                     Subordinated
                                                     Limited              limited             General
                                                 partnership          partnership         partnership
(Amounts in thousands)                               capital              capital             capital             Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                           $98,410              $28,943            $103,465          $230,818

Issuance of partnership interests                         --                3,365                  --             3,365

Redemption of partnership interests                   (2,029)              (3,131)                 --            (5,160)

Net income                                            12,428                7,120              50,054            69,602

Withdrawals and distributions                         (5,291)              (6,521)            (31,560)          (43,372)

Reserved for anticipated withdrawals                  (7,138)                (598)             (4,682)          (12,418)
                                                     -------              -------            --------          --------

Balance, September 27, 1996                          $96,380              $29,178            $117,277          $242,835

=======================================================================================================================


Balance, December 31, 1996                           $95,807              $29,178            $123,172          $248,157

Issuance of partnership interests                         --                8,833                  --             8,833

Redemption of partnership interests                   (2,468)                (564)                 --            (3,032)

Net income                                            12,172                8,942              62,643            83,757

Withdrawals and distributions                         (6,365)              (8,202)            (39,974)          (54,541)

Reserved for anticipated withdrawals                  (5,807)                (741)             (5,380)          (11,928)
                                                     -------              -------            --------          --------

Balance, September 26, 1997                          $93,339              $37,446            $140,461          $271,246

=======================================================================================================================
The accompanying notes are an integral part of these financial statements.

                        Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                   THE JONES FINANCIAL COMPANIES, L.P., LLP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.P., LLP and all wholly owned subsidiaries (The "Partnership"), including the Partnership's principal subsidiary, Edward
D. Jones & Co., L.P., ("EDJ"), a registered broker/dealer. All material intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.
      The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.
      The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.
      The results of operations for the three and nine months ended September 26, 1997, are not necessarily indicative of the results to be expected for the full year.

NET CAPITAL REQUIREMENTS
      As a result of its activities as a registered broker/dealer, EDJ is subject to the Net Capital requirements of the Securities and Exchange Commission and the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ is required to maintain minimum Net Capital of 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that EDJ may not expand its business nor may partnership capital be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. At September 26, 1997, EDJ's Net Capital of $262.3 million was 35% of aggregate debit items and its Net Capital in excess of the minimum required was $247.3 million.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   THE JONES FINANCIAL COMPANIES, L.P., LLP

                      MANAGEMENT'S FINANCIAL DISCUSSION

               QUARTER AND NINE MONTHS ENDED SEPTEMBER 26, 1997
           VERSUS QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1996

OPERATIONS
      During the quarter ended September 26, 1997, strong securities markets and growth of the salesforce continued, making this the most profitable quarter and year to date in the Partnership's history. Revenue increased 28% ($62.8 million) to $290.8 million compared to the quarter ending September 27, 1996, and expenses increased 25% ($51.8 million) to $259.3 million. As a result, net income increased 54% ($11.0 million) to $31.5 million.
      Comparing the nine months ending September 26, 1997 to the nine months ending September 27, 1996 shows similar results, as revenues increased 18% ($125.0 million) to $831.6 million, expenses increased 17% ($110.0 million) to $747.9 million and net income increased 20% ($14.0 million) to $83.8 million.
      The strong securities markets continue to have a positive effect on revenue derived from securities transactions. Revenue derived from securities transactions increased 26% and 13% ($43.8 million and $70.9 million), respectively, comparing the three and nine months ending September 26, 1997, to the related periods in 1996. Continued implementation of the Partnership's long term strategy to grow the salesforce has positively impacted securities transaction revenue. The Partnership has increased the size of the salesforce by 12% since September 1996. Additionally, the salesforce experienced higher daily production in 1997. Security transaction revenues are reflected in Commission, Principal transaction, and Investment banking revenue.
      Growth in non transaction revenues also has been positively impacted by the strong securities markets and the growth in the salesforce. Other
Revenue sources include service fees earned from mutual funds and annuities, IRA custodian fees, revenue sharing arrangements with mutual funds and insurance products distributed by the Partnership, and Interest Income. Many of these Other Revenue sources are based upon Customers' Assets. Customers' Assets have increased due to appreciation in the underlying value of the investments as well as accumulation of assets through securities transactions. Customers' Assets have increased 7% and 32% ($9.6 billion and $33.6 billion), since June, 1997 and September 1996, respectively.
      Service fees have increased 44% and 39% ($10.4 million and $26.4 million), respectively, when comparing the three and nine months ending September 26, 1997, to the three and nine months ending September 27, 1996. These increases are directly attributable to increased Customers' Assets and are reflected in Commission revenue.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Other non transaction revenues, derived primarily from IRA custodian fees and revenue sharing arrangements with vendors, have increased 17% and 27% ($3.3 million and $13.9 million) to $22.9 million and $65.6 million, respectively, for the three and nine months ending September 26, 1997. These revenue sharing arrangements have also been positively impacted by increases in Customers' Assets discussed above.
      Interest Income increased 29% ($5.4 million and $14.3 million) to $23.7 million and $64.9 million when comparing the three and nine months ending September 26, 1997 to the related periods ending September 27, 1996. The primary source of the increase is an increase in loans to customers of EDJ. Since the beginning of 1997, these loans have increased 25% from $600.6 million to $749.8 million as of September 26, 1997.
      Expenses increased 25% and 17% ($51.8 million and $110.0 million), respectively, for the three and nine months ended September 26, 1997, as the Partnership continued its long-term strategies of converting to new technology and expanding the salesforce.
      Compensation expenses increased 29% and 16% ($37.8 million and $67.2 million) to $167.2 million and $475.6 million, respectively, for the three and nine months ended September 26, 1997, due to two factors. First, strong revenues and net income have increased both the commissions paid to Investment Representatives (IR) and variable compensation paid to all Associates. IR Compensation increased 27% and 15% ($21.1 million and $39.1 million) to $99.6 million and $292.6 million for the three and nine months ending September 26, 1997. Variable compensation increased 67% and 18%
($10.1 million and $10.2 million) to $25.1 million and $67.4 million for the three and nine months ending September 26, 1997. Second, with the expansion of the salesforce, additional support personnel have been added at individual branch locations and in headquarters, increasing support payroll 16% and 17% ($5.9 million and $17.3 million) to $41.7 million and $121.2 million, respectively, for the three and nine months ended September 26, 1997.
      Occupancy expenses have increased 23% and 28% ($6.5 million and $21.0 million) to $34.0 million and $97.1 million for the three and nine months ended September 26, 1997, primarily due to growth of the salesforce and conversion to client server technology. Since September 1996, the Partnership has converted all of its existing branch locations to client server technology and expanded its branch network by 11% (387 branch locations). With the Partnership's strategy of one Investment Representative offices, each branch requires a separate facility and equipment.
      Interest expense increased 19% and 27% ($1.8 million and $6.8 million) to $11.0 million and $32.2 million for the three and nine months ended September 26, 1997, primarily as a result of a subordinated debt offering of $94.5 million in September 1996.
      Of the Partnership's remaining expenses, the most significant changes related to support of the Partnership's strategy of implementing new technology and expanding its sales force.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL ADEQUACY
     The Partnership's equity capital at September 26, 1997, excluding reserves for anticipated withdrawals was $271.2 million compared to $248.2 million as of December 31, 1996. Equity capital increased primarily due to retention of earnings and contributions of subordinated limited partnership capital, net of redemptions of subordinated limited partnership and limited partnership capital.
      At September 26, 1997, the Partnership had $45.7 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.
      A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

CASH FLOWS
      For the nine months ended September 26, 1997, cash and cash equivalents decreased $19.2 million. Cash flows from operating activities provided
$100.2 million, primarily attributable to net income adjusted for depreciation and amortization, decreases in securities held for repurchase, and increases in accounts payable and accrued expenses, used to fund increases in net receivables from customers. Investing activities used $40.1 million for the purchase of fixed assets. Cash flows from financing activities used $79.3 million primarily for withdrawals and distributions from partnership capital, net of issuance of partnership interests.
      There were no material changes in the partnership's overall financial condition during the nine months ended September 26, 1997, compared with the nine months ended September 27, 1996. The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

                        Part I. FINANCIAL INFORMATION

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

                        Part II. FINANCIAL INFORMATION


                   THE JONES FINANCIAL COMPANIES, L.P., LLP

Item 1:  Legal Proceedings

      There have been no material changes in the legal proceedings previously reported.

Item 5:  Other Information

      None

Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits
      Reference is made to the Exhibit Index contained hereinafter.

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the nine months ended
      September 26, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   THE JONES FINANCIAL COMPANIES, L.P., LLP
                                 (Registrant)




Dated:  November 7, 1997                  /s/ John W. Bachmann
                                          ---------------------
                                          John W. Bachmann
                                          Managing Partner





Dated:  November 7, 1997                  /s/ Steven Novik
                                          ---------------------
                                          Steven Novik
                                          Chief Financial Officer

                                 EXHIBIT INDEX

                   THE JONES FINANCIAL COMPANIES, L.P., LLP

                   For the quarter ended September 26, 1997


Exhibit No.                 Description                                    Page
-------------------------------------------------------------------------------
27.0                        Financial Data Schedule (provided for the
                            Securities and Exchange Commission only)