Form 10-K
period 1997-12-31
JONES FINANCIAL COS LP
filed 1998-03-18
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number 0-16633
                          -----------------                            -------


                   THE JONES FINANCIAL COMPANIES, L.P., LLP
------------------------------------------------------------------------------
      (Exact name of registrant as specified in its Partnership Agreement)

          MISSOURI                                  43-1450818
------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

            12555 Manchester Road
            Des Peres, Missouri                             63131
------------------------------------------------------------------------------
(Address and principal executive office)                  (Zip Code)

Registrant's telephone number, including area code          (314) 515-2000
                                                       -----------------------

Securities registered pursuant to Section 12(b) of the act:

                                                      Name of each exchange
             Title of each class                       on which registered
             -------------------                      ---------------------

            NONE                                           NONE
----------------------------------          ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of March 17, 1998 there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
None

                                    PART I

ITEM 1.   BUSINESS

The Jones Financial Companies, L.P., LLP (the "Registrant" and also referred to herein as the "Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. On February 26, 1998, the registrant changed its name to The Jones Financial Companies, L.L.L.P., a Missouri Limited Liability Partnership. The terms "Registrant" and "Partnership" used throughout, refer to The Jones Financial Companies, L.P., LLP and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, said date representing the organization date of Edward D. Jones & Co., L.P. ("EDJ"), the Partnership's principal subsidiary. EDJ was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.P., LLP.

The Partnership's principal operating subsidiary, EDJ is a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, and is a distributor of mutual fund shares. EDJ conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, American, Midwest, Toronto and Montreal exchanges, and is a registered broker/dealer with the National Association of Securities Dealers, Inc., ("NASD").

As of February 28, 1998, the Partnership was comprised of 154 general partners, 2,541 limited partners and 76 subordinated limited partners.

At December 31, 1997, the Partnership is organized as follows: The Partnership owns 100 percent of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100 percent of the outstanding common stock of LHC, Inc., a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P. a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100 percent of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner,
49.5 percent of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the equity of Edward D. Jones & Co., an Ontario limited partnership and its general partner, Edward D. Jones & Co. Canada Holding Co. Inc.. The Partnership also owns 100% of Edward Jones Limited, a U.K. limited partnership. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ("Association"), a federally chartered stock savings and loan association. The Partnership has an equity position in several entities formed to act as general partners of various direct participation programs sponsored by the Nooney Corporation as follows:
Nooney Income Investments Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments Two, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd.. Conestoga Securities, Inc., also a wholly owned subsidiary, is the general partner of EDJ Ventures, Ltd.

                                    PART I

ITEM 1.   Business

The Partnership is a limited partner of Edward Jones Insurance Agency of Idaho, L.L.C., an Idaho limited liability corporation; Edward Jones Insurance Agency of Oklahoma, L.L.C., an Oklahoma limited liability corporation; EDJ Insurance Agency of Montana, a Montana limited partnership; EDJ Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability corporation; and is a general partner in EDJ Insurance Agency of California, L.L.C., a California limited liability corporation; each of which engage in general insurance brokerage activities. Affiliates of the Partnership include EDJ Insurance Agency of Nevada, EDJ Insurance Agency of Texas, Inc., EDJ Insurance Agency of Alabama, EDJ Insurance Agency of Ohio, Inc., EDJ Insurance Agency of Florida, EDJ Insurance Agency of Wyoming, and EDJ Insurance Agency of Massachusetts. The Partnership holds all of the Partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trust programs. The general partner of Unison Investment Trusts, L.P.,Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group, Inc., a Delaware limited purpose corporation which has issued and sold collateralized mortgage obligation bonds, and Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.L.P. Community Investment Partners II, L.L.P. and Community Investment Partners III, L.L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

Within the past five years, the Registrant has added several new legal entities. In 1994, Edward D. Jones & Co., an Ontario limited partnership and its general partner Edward D. Jones & Co. Canada Holding Co., Inc. were established as subsidiaries of EDJ. These Canadian subsidiaries allowed expansion of the Registrant into Canada. In 1995, Boone National Savings and Loan Association, F.A. was purchased. This purchase has allowed EDJ to offer trust services to its customers in all 50 states. During 1997, Edward Jones Limited, a UK Limited Partnership, was organized. During 1998, the Registrant anticipates beginning brokerage operations in the United Kingdom under this entity.

Due to state laws and regulations, certain states require separate legal entities to transact insurance business in these states. During 1997, several changes were made to these insurance entities as a result of changes in state laws and regulations. The following entities were added: Edward Jones Insurance Agency of Idaho, L.L.C., an Idaho limited liability corporation and Edward Jones Insurance Agency of Oklahoma, L.L.C., an Oklahoma limited liability corporation. The following entities were dissolved due to states no longer requiring a separate entity to transact insurance in the state: EDJ Insurance Agency of Arizona, an Arizona limited partnership, EDJ Insurance Agency of Utah, a Utah limited partnership, EDJ Insurance Agency of Arkansas, an Arkansas limited partnership, EDJ Insurance Agency of New Jersey, a New Jersey limited partnership. The following entities were reorganized as limited liability corporations: Edward Jones Insurance Agency of Alabama, L.L.C., an Alabama limited liability corporation, Edward Jones Insurance Agency Holding, L.L.C., a Florida limited liability corporation, Edward Jones Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability corporation, Edward Jones Insurance Agency of California, L.L.C., a California limited liability corporation, Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability corporation, and Edward Jones Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability corporation.

                                    PART I

ITEM 1.   Business

REVENUES BY SOURCE. The following table sets forth, for the past three years the sources of the Partnership's revenues by dollar amounts, (all amounts in thousands):


                                                                  1997              1996              1995
----------------------------------------------------------------------------------------------------------------
Commissions
    Listed                                                    $  138,199          $102,905          $ 86,589
    Mutual Funds                                                 407,430           319,091           227,832
    O-T-C                                                         64,488            49,728            30,929
    Insurance                                                    161,800           139,860           105,497
    Other                                                            110             1,986             1,105
Principal Transactions                                           166,209           171,903           142,916
Investment Banking                                                13,865            15,719            18,324
Interest & Dividends                                              92,938            72,726            62,246
Money Market Fees                                                 35,831            30,187            17,437
IRA Custodial Service Fees                                        12,200             8,927             7,247
Other Revenues                                                    42,209            39,036            22,663
                                                              ----------          --------          --------
Total Revenues                                                $1,135,279          $952,068          $722,785
================================================================================================================

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

Customers' transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customers' margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings, securities owned by margin customers having an aggregate market value generally up to 140 percent of the debit balance in margin accounts. The Partnership may also use funds provided by free credit balances in customers' accounts to finance customers' margin account borrowings.

In permitting customers to purchase securities on margin, the Partnership assumes the risk of a market decline which could reduce the value of its collateral below a customer's indebtedness before the collateral is sold. Under the NYSE rules, the Partnership is required in the event of a decline in the market value of the securities in a margin account to require the customer to deposit additional securities or cash so that at all times the loan to the customer is no greater than 75 percent of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, imposes a more stringent maintenance requirement.

                                    PART I

ITEM 1.   Business

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

INSURANCE. The Partnership has executed agency agreements with various national insurance companies. EDJ is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. As an agent for the insurance company, the Partnership receives commission on the purchase price of the policy. The Partnership also earns service fees which are generally based on its customer assets held by the insurance companies.

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

                                    PART I

ITEM 1.   Business

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

INTEREST AND DIVIDENDS. Interest and dividend income is earned primarily on margin account balances and securities held. Interest is also earned by the Association on its loan portfolio.

MONEY MARKET FEES, IRA CUSTODIAL SERVICE FEES AND OTHER REVENUES.
Other revenue sources include money market management fees, IRA custodial services fees, gains from sales of certain assets, and other product and service fees. Also included is non-commission revenue received from mutual funds the Partnership distributes. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual service fee for its services.

The Partnership has registered an investment advisory program with the SEC under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and included under "Other Revenues."

The Partnership also offers trust services to its customers through the Edward Jones Trust company, a division of the Association. In 1997, an Edward Jones credit card was developed for use by customers of the Partnership. The Partnership has entered into a co-bonded partnership with a major credit card processing company and receives revenue on new card openings, card renewals, and a portion of sales transactions on the credit card. In 1998, the partnership plans to offer mortgage loans to its customers through a joint venture program with a large super regional bank. The Partnership also plans to offer loans to small businesses through a joint venture with another regional bank.

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

                                    PART I

ITEM 1.   Business

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

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes. The Partnership records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations.

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customers' securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates. The Partnership also uses Participant Trust Company for custody of GNMA securities and a major bank for custody of treasury securities.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC. Any serious delays in the processing of securities transactions encountered by NSCC/DTC may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc., ("ADP") and First Marathon Securities, Limited provide automated data processing services for customer account activity and records for U.S. and Canadian subsidiaries, respectively.

The Partnership does not employ its own floor broker for transactions on exchanges. The Partnership has arrangements with other brokers to execute the Partnership's transactions in return for a commission based on the size and type of trade. If for any reason any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss. While the coverages provided by the Securities Investors Protection Corporation ("SIPC") and protection in excess of SIPC limits would be available to customers of the Partnership, to the extent that the Partnership would not be able to meet the obligations of the customers, such customers might experience delays in obtaining the protections afforded them by the SIPC and the Partnership's insurance carrier.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

                                    PART I

ITEM 1.   Business

EMPLOYEES. Including its general partners, the Partnership has approximately 13,691 full and part-time employees. This also includes 4,016 registered salespeople as of February 28, 1998. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes nine weeks of concentrated instruction and on-the-job training in a branch office. The first phase of training is spent studying Series 7 examination materials and preparing for and taking the examination. The first week of training after passing the examination is spent in a comprehensive training program in St. Louis. The next three weeks include on-the-job training in branch locations reviewing investments, office procedures and sales techniques. The salesperson is then sent to a designated location, for four weeks, to establish the EDJ office, conduct market research and prepare for opening the office. After the salesperson has opened a branch office, one final week is spent in a central location to complete the initial training program. Two and four months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 3,790 branch offices as of February 28, 1998, primarily staffed by a single registered representative. The offices are located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The partnership is currently exploring branch office operations in foreign countries with current operations in Canada (through 106 offices as of February 28, 1998) and expects to commence operations in the UK in 1998.

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

                                    PART I

ITEM 1.   Business

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

UNIFORM NET CAPITAL RULE. As a broker-dealer and a member firm of the NYSE, the Partnership is subject to the Uniform Net Capital Rule ("Rule") promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum Net Capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing Net Capital and the Partnership has adopted what is generally referred to as the alternative method. Minimum required Net Capital under the alternative method is equal to 2% of the customer debit balances, as defined. The Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if Net Capital would thereafter be less than 5% of customer debit balances. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. In computing Net Capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative statement of other assets such as a company's inventories. Failure to maintain the required Net Capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the Net Capital Rule.

ITEM 2.   PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri, comprising 19 separate buildings. Two of the locations are owned by the Partnership and are used to secure loans of the Partnership. The third location is leased through a long-term operating lease. In addition, the Partnership leases its Canadian headquarters facility in Mississauga, Ontario through an operating lease. In 1997, the Partnership entered into a long-term operating lease for its United Kingdom headquarters located in London, England. The Partnership also maintains facilities in 3,840 branch locations (as of December 31, 1997) which are located in the United States and Canada and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

                                  PART II

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

Various legal actions are pending against the Partnership, with certain cases claiming substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions is not expected to have a material adverse impact on the Partnership's operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

There is no market for the Limited or Subordinated Limited Partnership interests and their assignment is prohibited.

                                  PART II

ITEM 6.   SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data.
(All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                                               1997             1996             1995            1994             1993
----------------------------------------------------------------------------------------------------------------------------
Revenues                                    $1,135,279       $  952,068       $  722,785      $  661,258        $643,315
Net income                                  $  114,184       $   92,888       $   58,186      $   53,857        $ 66,211

Net income per
    weighted average
    $1,000 equivalent
    limited partnership
    unit outstanding                        $   176.06       $   170.63       $   125.01      $   127.59        $ 194.62

Weighted average
    $1,000 equivalent
    limited partnership
    units outstanding                           93,962           96,879           67,345          63,165          50,381

Net income per
    weighted average
    $1,000 equivalent
    subordinated limited
    partnership unit
    outstanding                             $   320.61       $   301.44       $   225.00      $   237.83        $ 350.32

Weighted average
    $1,000 equivalent
    subordinated limited
    partnership units
    outstanding                                 37,332           30,543           27,720          21,789          16,936
----------------------------------------------------------------------------------------------------------------------------

Item 6. Selected Financial Data

Summary Balance Sheet Data:
                                               1997             1996             1995            1994             1993
----------------------------------------------------------------------------------------------------------------------------

Total assets                                $1,554,798       $1,380,416       $1,045,501      $  953,359        $800,478
                                            ==========       ==========       ==========      ==========        ========

Long-term debt                              $   53,350       $   67,190       $   70,127      $   41,779        $ 33,317

Other liabilities,
    exclusive of
    subordinated
    liabilities                                979,797          826,609          605,080         585,057         514,386

Subordinated liabilities                       216,500          216,500          122,000         136,000          73,000

Total partnership capital                      305,151          270,117          248,294         190,523         179,775
                                            ----------       ----------       ----------      ----------        --------

Total liabilities and
    partnership capital                     $1,554,798       $1,380,416       $1,045,501      $  953,359        $800,478
                                            ==========       ==========       ==========      ==========        ========

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                                            1997 vs. 1996                       1996 vs. 1995
                                                                             Increase - (Decrease)
                                                     Amount            Percentage        Amount            Percentage
------------------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                     $158,457                26%         $161,618                36%
    Principal transactions                            (5,694)               (3)           28,987                20
    Investment banking                                (1,854)              (12)           (2,605)              (14)
    Interest and dividends                            20,212                28            10,480                17
    Other                                             12,090                15            30,803                65
                                                    --------               ---          --------               ---
                                                     183,211                19           229,283                32
                                                    --------               ---          --------               ---
Expenses
    Compensation and benefits                         99,300                18           137,713                34
    Occupancy and equipment                           28,617                27            20,621                24
    Communications and data
       processing                                      6,085                 9            15,763                29
    Interest                                           7,665                21             4,316                13
    Payroll and other taxes                            5,407                18             5,896                25
    Floor brokerage and
       clearance fees                                  1,021                14             1,334                23
    Other operating expenses                          13,820                21             8,938                15
                                                    --------               ---          --------               ---

                                                     161,915                19           194,581                29
                                                    --------               ---          --------               ---

Net income                                          $ 21,296                23%         $ 34,702                60%
========================================================================================================================

                RESULTS OF OPERATIONS (1997 VERSUS 1996)

The Partnership experienced a record year in 1997 in terms of both revenue and net income. Revenue exceeded $1 billion and net income exceeded $100 million for the first time in the Partnership's history. Revenues of $1.135 billion increased by 19% ($183.2 million) and expenses of $1.021 billion increased by 19% ($161.9 million) compared to 1996. As a result, net income increased 23% ($21.3 million) over 1996 to $114.2 million.

                                     PART II

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership also progressed on other significant objectives in 1997, which include growth of its sales force, expansion of the products and services offered to customers, and implementation of new technology. During 1997, the Partnership added 428 (12%) Investment Representatives ("IRs") to its sales force, ending the year with 3,954 IRs in the United States and Canada. The Partnership is awaiting regulatory approval to expand into the United Kingdom. The Partnership continued to expand its offering of products and services through the co-issuance of a credit card. Additionally, its trust services, which commenced in 1996, were expanded to all 50 states The Partnership plans to offer additional financial services in 1998. The Partnership completed its conversion to client server technology in all of its branch offices during mid-1997. This conversion marked the beginning of a new technological infrastructure for the Partnership which will support growth in the number of offices and the ability to offer more products and services to meet the needs of the individual investor.

Looking at the financial results of 1997, strong securities markets, coupled with growth in the number of IRs and continued maturity of existing IRs, helped to increase revenues 19% in 1997. The Partnership segments its revenues between Trade Revenues (revenues resulting from a customer trade) and Fee Revenue (revenue sources which are not transaction oriented). Trade Revenue accounted for 72% of total revenues versus 74% of total revenues in 1996. Fee Revenue sources, such as Service Fees, management fees, IRA fees, and interest income, accounted for the remaining 28% of revenue in 1997.

Trade Revenues increased 16% ($111.7 million) to $818.2 million in 1997. This increase is a result of increased IRs, and increased customer dollars invested, offset by a decrease in the commission earned on every dollar invested and one less selling day in 1997 compared to 1996. Total customer dollars invested of $32.6 billion increased 19% ($5.3 billion) over 1996 due to the strong financial markets and the continued maturity and growth of the sales force. These positive factors were offset slightly by a shift in the product mix sold. The shift in customer demand to lower commission equity products resulted in a 3% decrease in the revenue earned per $1,000 dollars invested from $25.90 in 1996 to $25.10 in 1997.

Fee Revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, and IRA custodial fees and other fees, increased 30% ($72.2 million) to $317.1 million. These revenues are directly related to the value of Customers' Assets. New Customer Assets were accumulated through securities transactions in 1997 and strong markets continued to help increase existing assets. Total Customers' Assets increased 29% to $144 billion in 1997. Loans to EDJ customers, which is the base for a significant portion of interest income, increased 46% to $878 million at the end of 1997.

Focusing on changes in major revenue categories, Commissions increased 26% ($158.5 million) for the period. Mutual fund commissions increased 28% ($88.3 million) due to increased transaction revenue (67% of the increase) and increased service fees paid on Customers' Assets (33% of the increase). Listed and Over-the-Counter (OTC) agency commissions increased 33% ($50.1 million) due to increased transactions resulting from a shift in the overall product mix to equities throughout 1997. Insurance and Annuity commissions increased 16% ($21.9 million) due to increased transaction revenue (62% of overall increase) and increased service fees (38% of increase).

Principal Transaction revenues decreased 3% ($5.7 million) as customers invested more in equities and mutual fund products in 1997. CD revenue declined 37% ($15.8 million) and was the primary reason for the decreased revenue. This decline was offset by increases in Equity Unit Investment Trusts of 109% ($5.4 million) and Municipal Bonds of 7% ($3.4 million).

                                     PART II

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Interest and dividend income increased 28% ($20.2 million) to $92.9 million primarily due to increased loans to customers. Interest from customer loans increased 37% ($18.0 million) due to growth in the loan base throughout 1997. The remaining increase is due to interest earned on product inventories held for sale to the Partnership's customers.

Other Revenues increased 15% (12.1 million) over 1996; however, 1996 included a $7.0 million gain from the sale of the Partnership's minority interest in a mutual fund company. Excluding this gain, Other Revenues increased 27% ($19.1 million) over 1996. Revenues from money market management fees and fee revenue received from mutual fund and insurance products increased 20% ($5.9 million) and 37% ($8.8 million), respectively. These increases are attributable to increased Customers' Assets. Custodial fees from IRA accounts increased 37% ($3.3 million) due to the result of increased numbers of accounts. The remaining increase is due to increased services offered to customers of the Partnership.

Expenses increased 19% ($161.9 million) to $1.021 billion in 1997. Increased compensation costs account for 61% ($99.3 million) of the expense increases. Sales Compensation increased 18% ($58.2 million) due to increased revenues and IRs. The Partnership also has a variable compensation structure which expands and contracts in relation to revenues, net income, and profit margin. Since revenues and net income increased significantly over 1996, the variable compensation increased as well. Bonuses paid to IRs increased 21% ($9.7 million) as a result of the strong revenues and profits compared to 1996. Profit Sharing increased 22% ($5.3 million) as a result of increased net income over 1996. The remaining increase in Compensation costs is attributable to increased payroll costs of existing and additional support personnel in both the Headquarters and individual branch offices.

The Partnership continued to build the infrastructure necessary to support a larger sales force which included investments in technology and expansion of the branch network. Occupancy and equipment and Communications and data processing costs increased 27% ($28.6 million) and 9% ($6.1 million), respectively over 1996 levels. These increases are due to growth in the branch office network and the implementation of client server technology. The addition of client server and other equipment added $20.0 million in lease and depreciation expense (70% of the increased Occupancy and Communications increase). The remaining increase is due to growth in the number of offices and other client server related expenditures not captured in depreciation or lease expenses.

Interest expense increased 21% ($7.7 million) to $44.0 million. In late 1996, the Partnership issued $94.5 million in Subordinated Debt. Also, the Partnership pays interest on certain customer balances of EDJ. The additional debt and growth in the average customer balances resulted in the increased interest expense in 1997.

Of the remaining expenses, increases were primarily related to costs necessary to support a larger organization.

               RESULTS OF OPERATIONS (1996 VERSUS 1995)

In 1996, favorable conditions in the securities markets produced record revenues and net income for the Partnership. Revenues of $952.1 million increased 32% ($229.3 million) compared to 1995 with expenses increasing to $859.2 million or 29% ($194.6 million). Net income increased 60% to $92.9 million.

                                     PART II

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership segments its revenues between securities transaction revenues (revenues resulting from customers' trades) and non-transaction or other revenues. Securities transaction revenues of $706.4 million increased 31% over 1995. The primary factors influencing securities transaction revenues were increased customer dollars handled, either buy or sell dollars for which a commission was charged; the growth in the number of IRs; and, the product mix which affects the gross commission percentage. The total buy and sell dollars generating revenues were $27.4 billion, up 33% from $20.6 million in 1995. An increase of 11% in the number of IRs coupled with the favorable trend in securities prices in 1996 contributed to the growth in customer buy and sell dollars. A shift in the product mix from fixed income to mutual fund and CDs resulted in reducing the gross revenue realized on each $1,000 handled from $26.20 per thousand in 1995 to $25.80 in 1996.

The other major segment of the Partnership's revenues, non-securities transaction revenues, includes revenues from service fees, management fees, IRA fees and interest income. The Partnership's non-transaction revenues increased $61.3 million or 33% over 1995. The primary drivers of non-transaction revenues are customers' assets under control, loans to customers (margin loans), the number of IRA accounts, and other fees. Customers' Assets increased 24% to $112 billion at the end of the year. These assets provide the base for fees, including service fees and other management fee revenues received from mutual fund and insurance companies. Loans to customers increased to $603 million at year end, an increase of 27% compared to 1995's year end balances. Early in 1996, the Partnership undertook efforts to increase the awareness of the sales force and customers of margin loans to meet customers' borrowing needs for a variety of purposes. The program to increase awareness was coordinated with a 25 basis point interest rate reduction.

Expenses increased 29% in 1996. Compensation of IRs increased due to increased revenue and an increased number of IRs. The Partnership has a variable compensation program for IRs which expands and contracts as a result of changes in revenues, net income and profit margin. Similarly, a portion of non-sales personnel compensation may be paid in the form of bonuses and profit sharing which expands and contracts based on net income. Revenues, net income and the profit margin increased significantly compared to 1995, increasing compensation for IRs and non-sales personnel. Also, the Partnership continued to build the infrastructure to support an increased number of IRs. Migrating from the Partnership's mainframe technology to a new client server platform began in 1996. To implement new technology, the Partnership incurred expenses for the addition of headquarters personnel, computer hardware, software, and network infrastructure. The Partnership expects to complete this conversion in 1997.

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

                                     PART II

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Interest and dividend income increased 17% ($10.4 million) to $72.7 million primarily from interest income earned on investments, margin loans, and loans at the Association. During 1996, the Partnership's short-term investments increased, which resulted in $4.3 million in additional interest income. Also, the Association, which was purchased in mid-1995, earned $4.0 million more in revenue, primarily as a result of a full year of activity. Additionally, the Partnership increased its customer loan base which resulted in a $2.2 million increase in interest income from customer loans.

Other Revenues increased 65% ($30.8 million) for the year. Other revenue includes money market management fees, IRA custodial fees, and non-commission revenue received from mutual fund and insurance products. Revenues generated from money market management fees and fee revenue received from mutual fund and insurance products increased 73% ($12.7 million) and 71% ($9.0 million), respectively. These increases are due primarily to increased customer assets. The number of non-bank custodian IRA accounts continued to increase, which resulted in a 23% ($1.7 million) increase in revenue. Additionally in 1996, the Partnership realized a $7.0 million gain from the sale of the Partnership's minority investment in a mutual fund company.

Expenses increased 29% ($194.6 million). Compensation costs increased 34% ($137.7 million) and account for the majority of the increased expenses. IR compensation increased 37.4% ($101.0 million), which is attributable to the variable compensation program and an increased number of IRs. The remaining increase in compensation relates to additional personnel necessary to support the systems conversion and expansion of the sales force, both in the headquarters and the branch offices.

Occupancy and equipment expense and communications and data processing expenses increased 24% ($20.6 million) and 29% ($15.8 million), respectively. The Partnership continues to make an investment in the infrastructure and technology necessary to support the planned expansion of its sales force in future years.

Interest expense increased $4.3 million (13%). This resulted from the subordinated debt offering and the Association's full year of activity.

Other operating expenses increased $9.0 million (15%) and were primarily related to increased headquarters and branch expenses necessary to support a growing sales force.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 1997, was $305.2 million compared to $270.1 million at December 31, 1996. Equity capital increased 13%, primarily due to the retention of earnings. Capital reserved for anticipated withdrawals increased $6.0 million or 27%. These amounts were withdrawn subsequent to year end.

At December 31, 1997, the Partnership had a $61.7 million balance of cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million through uncommitted facilities). Actual borrowing availability is primarily based on securities owned and customers' margin securities. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership capital and liquidity requirements.

A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables.

                                     PART II

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

For the year ended December 31, 1997, cash and cash equivalents decreased
$3.1 million. Cash flows from operating activities provided $127.2 million, primarily attributable to net income adjusted for depreciation and amortization and a decrease in securities purchased under agreements to resell. The primary use of operating funds was increased net receivables from customers, related to more loans to customers. Investing activities used $53.6 million for the purchase of fixed assets primarily related to the purchase of client server equipment. Cash flows from financing activities used $76.7 million primarily for withdrawals and distributions from partnership capital, to decrease bank loans and to repay long-term debt.

For the year ended December 31, 1996, cash and cash equivalents increased $20.7 million. Cash flows from operating activities provided $137.6 million, primarily attributable to net income adjusted for depreciation and amortization, decreased net receivables from customers, decreased securities owned, and increased accounts payable and other accrued expenses. Investing activities used $107.6 million primarily for the purchase of fixed assets and investment securities. Financing activities which provided cash were the issuance of long-term debt, subordinated liabilities and partnership interests. Cash flows from financing activities used $9.3 million primarily for withdrawals and distributions from partnership capital, to decrease bank loans and to repay long-term debt.

For the year ended December 31, 1995, cash and cash equivalents increased $7.4 million. Cash flows from operating activities provided $161 million, primarily attributable to net income, adjusted for depreciation and amortization, decreased securities owned, decreased net receivables from customers and increased accounts payable. Investing activities used $28.3 million primarily for the purchase of fixed assets. Cash flows from financing activities used $125.2 million primarily to decrease bank loans, repay subordinated liabilities and fund withdrawals and distributions from partnership capital. Financing activities providing cash were the issuance of long-term debt and partnership capital.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1997, EDJ's Net Capital of $258.9 million was 30% of aggregate debit items and its net capital in excess of the minimum required was $241.4 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 28%. Net Capital and the related capital percentage may fluctuate on a daily basis.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1997, compared with the year ended December 31, 1996. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings and private placements of long-term and subordinated debt.

                                     PART II

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

YEAR 2000 SYSTEM ISSUES

In 1996, the Partnership began the process of identifying the many software applications and hardware devices expected to be impacted by the Year 2000 system issue. Certain systems are in the process of being replaced to not only comply with the Year 2000 issue, but to also update current functionality. Also, modifications are being made to certain existing systems and all program changes are being reviewed to ensure compliance with the Year 2000. In addition, the Partnership outsources many of its customer record keeping activities and relies on outside vendors for many sources of information. The Partnership believes that its vendors are actively addressing the problems associated with the Year 2000 issues. The Partnership does not believe the costs of addressing these issues will have a material impact on the Partnership's results of operations or its financial position.

ITEM 7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Not  applicable until 1998 Form 10-K.

                                  PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                                      Page No.

      Report of Independent Public Accountants                           21

      Consolidated Statements of Financial Condition as of
      December 31, 1997 and 1996                                         22

      Consolidated Statements of Income for the years ended
      December 31, 1997, 1996 and 1995                                   24

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                   25

      Consolidated Statements of Changes in Partnership Capital
      for the years ended December 31, 1997, 1996 and 1995               26

      Notes to Consolidated Financial Statements                         27

                                  PART II


ITEM 8.   Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.P., LLP:

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.P., LLP (a Missouri Limited Partnership and a Missouri Registered Limited Liability Partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, L.P., LLP and subsidiaries as of December 31, 1997 and 1996, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


St. Louis, Missouri,
February 20, 1998

                                  PART II

ITEM 8.   Financial Statements and Supplementary Data

                                 THE JONES FINANCIAL COMPANIES, L.P., LLP

                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   ASSETS
                                                                                December 31,      December 31,
(Amounts in thousands)                                                             1997               1996
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                       $   61,738        $   64,858

Securities purchased under agreements to resell                                      1,450           145,000

Receivable from:
    Customers (Note 2)                                                             894,509           615,399
    Brokers or dealers and clearing organizations (Note 3)                          26,449            21,699
    Mortgages and loans (Note 4)                                                    70,545            66,116

Securities owned, at market value (Note 5):
    Inventory securities                                                            63,407            58,373
    Investment securities                                                          171,087           171,177

Equipment, property and improvements (Note 6)                                      187,540           173,719

Other assets                                                                        78,073            64,075
                                                                                ----------        ----------

    TOTAL ASSETS                                                                $1,554,798        $1,380,416

=================================================================================================================

The accompanying notes are an integral part of these statements.

                                  PART II

ITEM 8.   Financial Statements and Supplementary Data

                                    THE JONES FINANCIAL COMPANIES, L.P., LLP

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        LIABILITIES AND PARTNERSHIP CAPITAL
                                                                                December 31,      December 31,
(Amounts in thousands)                                                             1997              1996
-----------------------------------------------------------------------------------------------------------------
Bank loans (Note 7)                                                             $   19,000        $    2,750

Payable to:
    Customers (Note 2)                                                             664,874           594,737
    Brokers or dealers and clearing organizations (Note 3)                          34,100            12,999
    Depositors (Note 8)                                                             67,588            63,125

Securities sold but not yet purchased,
    at market value (Note 5)                                                        17,198            13,215

Accounts payable and accrued expenses                                               59,472            51,309

Accrued compensation and employee benefits                                         117,565            88,474

Long-term debt (Note 9)                                                             53,350            67,190
                                                                                ----------        ----------

                                                                                 1,033,147           893,799
                                                                                ----------        ----------
Liabilities subordinated to claims
    of general creditors (Note 10)                                                 216,500           216,500

Partnership capital (Notes 11 and 13):
    Limited partners                                                                92,965            95,807
    Subordinated limited partners                                                   37,446            29,178
    General partners                                                               146,817           123,172
                                                                                ----------        ----------

                                                                                   277,228           248,157

Partners' capital reserved for anticipated withdrawals                              27,923            21,960
                                                                                ----------        ----------

    TOTAL PARTNERS' CAPITAL                                                        305,151           270,117
                                                                                ----------        ----------

    TOTAL LIABILITIES AND CAPITAL                                               $1,554,798        $1,380,416

=================================================================================================================

The accompanying notes are an integral part of these statements.

                                  PART II

ITEM 8.   Financial Statements and Supplementary Data

                                 THE JONES FINANCIAL COMPANIES, L.P., LLP

                                    CONSOLIDATED STATEMENTS OF INCOME
                                                                                   Years Ended
                                                             ---------------------------------------------------
(Amounts in thousands,                                        December 31,       December 31,     December 31,
except per unit information)                                     1997               1996             1995
----------------------------------------------------------------------------------------------------------------
Revenues:
    Commissions                                               $  772,027          $613,570         $451,952
    Principal transactions                                       166,209           171,903          142,916
    Investment banking                                            13,865            15,719           18,324
    Interest and dividends                                        92,938            72,726           62,246
    Other                                                         90,240            78,150           47,347
                                                              ----------          --------         --------

        Total Revenues                                         1,135,279           952,068          722,785
                                                              ----------          --------         --------
Expenses:
    Compensation and benefits (Note 14)                          643,025           543,725          406,012
    Occupancy and equipment (Notes 6 and 15)                     134,133           105,516           84,895
    Communications and data processing                            76,403            70,318           54,555
    Interest (Notes 2, 7, 8, 9, 10 and 11)                        43,974            36,309           31,993
    Payroll and other taxes                                       34,964            29,557           23,661
    Floor brokerage and clearance fees                             8,105             7,084            5,750
    Other operating expenses                                      80,491            66,671           57,733
                                                              ----------          --------         --------
        Total Expenses                                         1,021,095           859,180          664,599
                                                              ----------          --------         --------
Net income                                                    $  114,184          $ 92,888         $ 58,186
                                                              ==========          ========         ========

Net income allocated to:
    Limited partners                                          $   16,543          $ 16,530         $  8,419
    Subordinated limited partners                                 11,969             9,207            6,237
    General partners                                              85,672            67,151           43,530
                                                              ----------          --------         --------
                                                              $  114,184          $ 92,888         $ 58,186
                                                              ==========          ========         ========
Net income per weighted average $1,000
equivalent partnership units outstanding:
    Limited partners                                          $   176.06          $ 170.63         $ 125.01
                                                              ==========          ========         ========
    Subordinated limited partners                             $   320.61          $ 301.44         $ 225.00
                                                              ==========          ========         ========

Weighted average $1,000 equivalent
partnership units outstanding:
    Limited partners                                              93,962            96,879           67,345
                                                              ==========          ========         ========
    Subordinated limited partners                                 37,332            30,543           27,720
                                                              ==========          ========         ========

================================================================================================================

The accompanying notes are an integral part of these statements.

                                  PART II

ITEM 8.   Financial Statements and Supplementary Data

                                      THE JONES FINANCIAL COMPANIES, L.P., LLP
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              Years Ended
                                                                         ---------------------------------------------------
                                                                          December 31,       December 31,    December 31,
(Amounts in thousands)                                                       1997               1996            1995
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net income                                                             $ 114,184         $  92,888       $  58,186
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                          39,741            30,880          22,340
       Decrease (increase) in securities purchased under
          agreements to resell                                               143,550          (145,000)             --
       (Increase) decrease in net receivable from customers                 (208,973)          102,799          80,342
       Decrease (increase) in net receivable from/payable to
          brokers or dealers and clearing organizations                       16,351            11,437          (9,084)
       Increase in receivable from mortgages and loans                        (4,429)           (7,280)         (3,011)
       (Increase) decrease in securities owned, net                             (961)           24,709             287
       Increase in payable to depositors                                       4,463             1,936           2,464
       Increase in accounts payable
          and other accrued expenses                                          37,254            25,429          17,390
       Other assets                                                          (13,998)             (176)         (7,988)
                                                                           ---------         ---------       ---------
    Net cash provided by operating activities                                127,182           137,622         160,926
                                                                           ---------         ---------       ---------
CASH FLOWS USED BY INVESTING ACTIVITIES:
    Purchase of equipment, property and improvements                         (53,562)          (59,504)        (40,199)
    (Purchase) maturity of investment securities                                  --           (48,117)         14,006
    Purchase of Boone National Savings and
       Loan Association, F.A., net of cash acquired (Note 12)                     --                --          (2,103)
                                                                           ---------         ---------       ---------
    Net cash used by investing activities                                    (53,562)         (107,621)        (28,296)
                                                                           ---------         ---------       ---------
CASH FLOWS USED BY FINANCING ACTIVITIES:
    Increase (decrease) in bank loans                                         16,250           (29,753)       (135,505)
    Issuance of long-term debt                                                    --             7,993          30,512
    Repayment of long-term debt                                              (13,840)          (10,930)         (5,792)
    Issuance of subordinated liabilities                                          --            94,500              --
    Repayment of subordinated liabilities                                         --                --         (14,000)
    Issuance of partnership interests                                          8,833             3,365          50,523
    Redemption of partnership interests                                       (3,407)           (5,733)         (7,565)
    Withdrawals and distributions from partnership capital                   (84,576)          (68,697)        (43,373)
                                                                           ---------         ---------       ---------
       Net cash used by financing activities                                 (76,740)           (9,255)       (125,200)
                                                                           ---------         ---------       ---------
       Net (decrease) increase in cash and cash equivalents                   (3,120)           20,746           7,430

CASH AND CASH EQUIVALENTS,
    beginning of year                                                         64,858            44,112          36,682
                                                                           ---------         ---------       ---------
    end of year                                                            $  61,738         $  64,858       $  44,112
                                                                           =========         =========       =========
    Cash paid for interest                                                 $  43,823         $  33,982       $  32,892

============================================================================================================================

The accompanying notes are an integral part of these statements.

                                      PART II

Item 8.  Financial Statements and Supplementary Data


                                              THE JONES FINANCIAL COMPANIES, L.P., LLP

                                     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                Subordinated
                                                                    Limited        Limited        General
                                                                  Partnership    Partnership    Partnership
(Amounts in thousands)                                              Capital        Capital        Capital        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                         $ 62,374       $ 22,020       $ 91,450       $175,844


Issuance of partnership interests                                    39,681         10,842             --         50,523
Redemption of partnership interests                                  (3,646)        (3,919)            --         (7,565)
Net income                                                            8,419          6,237         43,530         58,186
Withdrawals and distributions                                        (2,856)        (3,656)       (22,182)       (28,694)
Reserved for anticipated withdrawals                                 (5,562)        (2,581)        (9,333)       (17,476)
                                                                   --------       --------       --------       --------

Balance, December 31, 1995                                           98,410         28,943        103,465        230,818


Issuance of partnership interests                                        --          3,365             --          3,365
Redemption of partnership interests                                  (2,603)        (3,130)            --         (5,733)
Net income                                                           16,530          9,207         67,151         92,888
Withdrawals and distributions                                        (5,337)        (6,713)       (39,171)       (51,221)
Reserved for anticipated withdrawals                                (11,193)        (2,494)        (8,273)       (21,960)
                                                                   --------       --------       --------       --------

Balance, December 31, 1996                                           95,807         29,178        123,172        248,157


Issuance of partnership interests                                        --          8,833             --          8,833
Redemption of partnership interests                                  (2,842)          (565)            --         (3,407)
Net income                                                           16,543         11,969         85,672        114,184
Withdrawals and distributions                                        (6,388)        (8,262)       (47,966)       (62,616)
Reserved for anticipated withdrawals                                (10,155)        (3,707)       (14,061)       (27,923)
                                                                   --------       --------       --------       --------
Balance, December 31, 1997                                         $ 92,965       $ 37,446       $146,817       $277,228


====================================================================================================================================

The accompanying notes are an integral part of these statements.

                                      PART II

Item 8.  Financial Statements and Supplementary Data

                      THE JONES FINANCIAL COMPANIES, L.P., LLP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1997, 1996 AND 1995

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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States and in Canada with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership acquired Boone National Savings and Loan Association, F.A. ("Association") on July 21, 1995 (Note 12). The Association operates primarily in Central Missouri and provides trust services to EDJ customers.

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

                                      PART II

Item 8.  Financial Statements and Supplementary Data

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is depreciated using straight-line and accelerated methods over estimated useful lives of five to ten years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated between thirty and thirty-two years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant renewals and betterments are capitalized.

SEGREGATED CASH AND SECURITIES OWNED. Cash and securities of $43,474 and $36,063 were segregated in a special bank account for the benefit of customers as of December 31, 1997 and 1996, respectively, under rule 15c3-3 of the Securities and Exchange Commission.

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

NOTE 3 -  RECEIVABLE FROM AND PAYABLE TO BROKERS OR DEALERS
          AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers or dealers and clearing organizations are as follows:

                                                       1997              1996
------------------------------------------------------------------------------------
Securities failed to deliver                         $ 4,851           $ 4,835
Deposits paid for securities borrowed                 10,985             7,231
Deposits with clearing organizations                   2,318             2,320
Other                                                  8,295             7,313
                                                     -------           -------
Total receivable from brokers or dealers
   and clearing organizations                        $26,449           $21,699
                                                     =======           =======

Securities failed to receive                         $10,873           $ 6,156
Deposits received for securities loaned               23,207             6,820
Other                                                     20                23
                                                     -------           -------

Total payable to brokers or dealers and
   clearing organizations                            $34,100           $12,999

====================================================================================

"Fails" represent the contract value of securities that have not been received or delivered by settlement date.

                                      PART II

Item 8.  Financial Statements and Supplementary Data

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is comprised of the Association's mortgage loans, which are primarily adjustable rate, commercial, and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                                                       1997                        1996
                                                             -----------------------     ------------------------
                                                                          Securities                   Securities
                                                                           Sold but                     Sold but
                                                             Securities     not yet     Securities      not yet
                                                               Owned       Purchased      Owned        Purchased
-------------------------------------------------------------------------------------------------------------------
Inventory Securities:
    Certificates of deposit                                  $  7,921       $ 1,392     $  3,783        $    --
    U.S. and Canadian government
       and U.S. agency obligations                              9,338         8,599        9,796          7,450
    State and municipal obligations                            32,319           190       31,765             72
    Corporate bonds and notes                                   8,689         4,881        8,140          3,299
    Corporate stocks                                            5,140         2,136        4,889          2,394
                                                             --------       -------     --------        -------

                                                             $ 63,407       $17,198     $ 58,373        $13,215
                                                             ========       =======     ========        =======
Investment Securities:
    U.S. government and agency
    obligations                                              $171,087                   $171,177
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

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS
Equipment, property and improvements are summarized as follows:

                                                            1997            1996
------------------------------------------------------------------------------------
Land                                                     $  13,671        $  13,671
Buildings and improvements                                  94,561           93,726
Equipment                                                  173,614          139,085
Furniture and fixtures                                      86,502           72,322
                                                         ---------        ---------

    Total equipment, property and improvements             368,348          318,804

Accumulated depreciation and amortization                 (180,808)        (145,085)
                                                         ---------        ---------

    Equipment, property and improvements, net            $ 187,540        $ 173,719
                                                         =========        =========

                                      PART II

Item 8.  Financial Statements and Supplementary Data

NOTE 7 - BANK LOANS

EDJ borrowed $15,000 as of December 31, 1997 from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 1997, the Partnership had bank lines of credit aggregating $575,000 of which $500,000 were through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. At December 31, 1997 and 1996, collateral with a market value of $766,264 and $584,636, respectively, was available to support secured bank loans of EDJ. The Association had loans from The Federal Home Loan Bank of $4,000 and $2,750 as of December 31, 1997 and 1996, respectively, which are secured by mortgage loans. All loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 6.6% and 5.5% at December 31, 1997 and 1996, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $10,424, $3,025 and $97,527 and the average interest rate (computed on the basis of the average aggregate loans outstanding) was 6.0%, 6.7%, and 6.8% for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors is comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                                    1997            1996
--------------------------------------------------------------------------------------------------------------
Notes payable, secured by equipment, interest at
    variable rates ranging from 6.95% to 8.5% at
    December 31, 1997, due in installments
    of principal plus interest, maturing from July 30,
    2000 through December 6, 2000.                                                $ 9,250          $17,062

Notes payable, secured by property, interest
    rates ranging from 7.59% to 8.72% at
    December 31, 1997, principal and interest
    due in monthly installments, maturing from
    June 5, 2003 through April 5, 2008.                                            40,403           44,227

Notes payable, secured by the Association's
    capital and a letter of credit, interest at variable
    rates ranging from 5.97% to 7.6% at
    December 31, 1997, annual principal due plus
    interest, maturing from July 24, 1998 through
    June 30, 2000.                                                                  3,697            5,901
                                                                                  -------          -------

                                                                                  $53,350          $67,190
                                                                                  ========         =======

                                      PART II

Item 8.  Financial Statements and Supplementary Data

Required annual principal payments, as of December 31, 1997, are as follows:

                     Year                                                    Principal Payment
                     ----------                                              -----------------
                     1998                                                         $ 8,944
                     1999                                                           7,967
                     2000                                                           9,610
                     2001                                                           5,329
                     2002                                                           5,791
                     Thereafter                                                    15,709
                                                                                  -------

                                                                                  $53,350
                                                                                  =======

The Partnership has land, buildings and equipment and the Associaton's capital, with carrying values at December 31, 1997 of $62,283 and $10,086, respectively, which are subject to security agreements which collateralize various notes payable. Certain agreements contain restrictions that among other things, require maintenance of certain financial ratios, levels of indebtedness and limit the withdrawal of partnership capital. The Partnership has estimated the fair value of the long-term debt to be approximately $51,407 and $68,057 as of December 31, 1997 and 1996, respectively.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:


                                                                                   1997            1996
                                                                              -------------------------------
Capital notes, 8.18%, due in annual installments of $10,500
    commencing on September 1, 2000, with a final
    installment on September 1, 2008.                                            $ 94,500        $ 94,500

Capital notes, 7.95%, due in annual
    installments of $10,225 commencing on
    April 15, 1998, with a final installment
    of $10,200 due on April 15, 2006.                                              92,000          92,000

Capital notes, 8.96%, due in annual
    installments of $6,000 commencing on
    May 1, 1998, with a final installment on
    May 1, 2002                                                                    30,000          30,000
                                                                                 --------        --------

                                                                                 $216,500        $216,500
                                                                                 ========        ========

                                      PART II

Item 8.  Financial Statements and Supplementary Data

Required annual principal payments, as of December 31, 1996, are as follows:

                     1998                                                         $ 16,225
                     1999                                                           16,225
                     2000                                                           26,725
                     2001                                                           26,725
                     2002                                                           26,725
                     Thereafter                                                    103,875
                                                                                  --------

                                                                                  $216,500
                                                                                  ========

The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1997, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $165,000 and Net Capital as computed in accordance with the uniform Net Capital Rule of 7.5% of aggregate debit items, or $65,439 (See Note 13).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $226,655 and $222,396 as of December 31, 1997 and 1996, respectively.

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 92,965 and 95,807 $1,000 units at December 31, 1997 and 1996, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $7,054, $7,271 and $5,055, for the years ended December 31, 1997, 1996 and 1995, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 37,446 and 29,178 $1,000 units at December 31, 1997 and 1996, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital. Under the terms of the Partnership Agreement, general and subordinated limit partner capital withdrawals are paid out in four equal installments over a three year period.

NOTE 12 - ACQUISITION

The Partnership purchased Boone National Savings and Loan Association, F.A., in a stock purchase transaction for approximately $8.6 million in July, 1995. The acquisition was accounted for as a purchase, and accordingly, the operating results of the Association have been included in the Partnership's consolidated results since the effective acquisition date. The acquisition was funded with $5 million of long-term debt and a $3.6 million note held by the sellers. As of December 31, 1997, the total assets of the Association were approximately $83.1 million.

                                      PART II

Item 8.  Financial Statements and Supplementary Data

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

At December 31, 1997, EDJ's Net Capital of $258,865 was 30% of aggregate debit items and its Net Capital in excess of the minimum required was $241,415. Net Capital and the related capital percentage may fluctuate on a daily basis. The Association is required under federal regulation to maintain specified levels of liquidity and capital standards. The Association has been in compliance with these regulations at all times.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $29,014, $23,634, and $14,951 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1997, 1996 and 1995, respectively. No post retirement benefits are provided.

NOTE 15 - COMMITMENTS

Furniture, fixtures, computer and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. Rent expense was $73,146, $55,959, and $43,923 for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership's non-cancelable lease commitments greater than one year are summarized below:

                  1998                         $40,919
                  1999                          37,590
                  2000                          29,480
                  2001                          26,943
                  2002                          16,203
                  Thereafter                    15,220

NOTE 16 - CONTINGENCIES

Various legal actions are pending against the Partnership with certain cases claiming substantial damages. These actions are in various stages and the results of such actions cannot be predicted with certainty. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these actions is not expected to have a material adverse impact on the Partnership's results of operations or financial condition.

                                      PART II

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
None


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.P., LLP, being organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 28, 1998, the Partnership was comprised of 154 general partners, 2,541 limited partners and 76 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 154 general partners.

The Management Committee of the Partnership is comprised of John W. Bachmann, Douglas E. Hill, Michael R. Holmes, Richie L. Malone, Steven Novik, Darryl
L. Pope, Gary D. Reamey, Connie M. Silverstein, Robert Virgil, Jr., and James
D. Weddle. The purpose of the Management Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Management Committee shall succeed to all of the powers and duties of the Managing Partner.

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

A listing of the names of the management committee, ages, dates of becoming a general partner and area of responsibility for each as of February 28, 1998:

Name                       Age       Partner    Area of Responsibility
------------------------------------------------------------------------------------
John W. Bachmann            59        1970      Managing Partner
Douglas E. Hill             53        1974      Marketing
Michael R. Holmes           39        1996      Human Resources
Richie L. Malone            49        1979      Information Systems
Steven Novik                48        1983      Finance & Accounting
Darryl L. Pope              58        1971      Operations
Gary D. Reamey              42        1984      Canada Division
Connie M. Silverstein       42        1988      Banking Services
Robert Virgil, Jr.          63        1993      Headquarters Administration
James D. Weddle             44        1984      Sales Management
------------------------------------------------------------------------------------

Each member of the management committee has been a general partner of the Partnership for more than five preceding years, except for Robert Virgil, Jr. and Michael R. Holmes. Prior to 1993, Robert Virgil, Jr. served as dean of the John M. Olin school of Business at Washington University. Prior to 1996, Michael R. Holmes served as the Human Resource Officer for Automatic Data Processing.

John W. Bachmann is a director of Trans World Airlines, St. Louis, Missouri. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri, General American Life Insurance Company, St. Louis, Missouri, and OmniQuip International, Inc., Port Washington, Wisconsin.

                                      PART III

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Partnership during the three most recent years to the five general partners receiving the greatest compensation (including respective shares of profit participation).

                                                             Returns to General
                                                               Partner Capital
                                                       ------------------------------
                                  <F1>       <F2>        <F3>
                                                       Net income     General Partner
                                            Deferred   allocated         invested
                                            Compen-    to General       Capital at         Total
                       Year     Salaries    sation      Partners           12/31        <F1><F2><F3>
-----------------------------------------------------------------------------------------------------
John W. Bachmann       1997     175,000      7,976     2,528,085         4,894,502        2,711,061
                       1996     120,000      7,104     2,356,162         4,719,726        2,483,266
                       1995     120,000      6,077     1,721,341         4,500,612        1,847,418

Douglas E. Hill        1997     135,000      7,976     2,843,359         5,506,315        2,986,335
                       1996     118,000      7,104     2,426,261         4,978,341        2,551,365
                       1995     118,000      6,077     1,631,400         4,241,956        1,755,477

Ron Larimore <F4>      1997     135,000      7,976     2,403,970         4,665,072        2,546,946
                       1996     118,000      7,104     2,414,599         4,978,341        2,539,703
                       1995     118,000      6,077     1,641,246         4,293,687        1,765,323

Richie L. Malone       1997     135,000      7,976     2,764,542         5,353,361        2,907,518
                       1996     118,000      7,104     2,426,261         4,978,341        2,551,365
                       1995     118,000      6,077     1,610,391         4,293,687        1,734,468

Darryl L. Pope         1997     135,000      7,976     2,488,675         4,818,025        2,631,651
                       1996     118,000      7,104     2,182,717         4,525,765        2,307,821
                       1995     118,000      6,077     1,629,819         4,241,956        1,753,896

=====================================================================================================

<F1>   Each non-selling general partner receives a salary generally ranging from $90,000 - $175,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the five individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.

<F2>   Each general partner is a participant in the Partnership's profit sharing plan which covers all eligible employees. Contributions to the plan, which are within the discretion of the Partnership, are made annually and have historically been determined based on approximately twenty-four percent of the Partnership's net income. Allocation of the Partnership's contribution among participants is determined by each participant's relative level of eligible earnings, including in the case of general partners, their net income participation.


                                      PART III

Item 11.  Executive Compensation

<F3>   Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. These interests in the Partnership held by each general partner currently range from .05% to 3.60% in 1997 (.05% to 3.85% in 1996 and .1% to 4.65% in 1995). At the
       discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.

       Net income allocable to general partners is the amount remaining after payment of interest and earnings on capital invested to limited partners and subordinated limited partners.

<F4>   Ron Larimore resigned as a general partner effective January 1, 1998.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 111 of the general partners also own limited partnership interests and 36 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 28, 1998:

                             Name of              Amount of
                             Beneficial          Beneficial      Percent of
Title of Class               Owner                Ownership           Class
-------------------------------------------------------------------------------
Limited Partnership          All General
Interests                    Partners as
                             a Group            $ 9,792,000             11%

Subordinated                 All General
Limited Partnership          Partners as
Interests                    a Group            $17,074,000             39%
-------------------------------------------------------------------------------

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

                                PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

                                  INDEX

(a)       (1)  The following financial statements are included in
               Part II, Item 8:

                                                                        Page No.

          Report of Independent Public Accountants                         21

          Consolidated Statements of Financial Condition as of
          December 31, 1997 and 1996                                       22

          Consolidated Statements of Income for the years ended
          December 31, 1997, 1996 and 1995                                 24

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                                 25

          Consolidated Statements of Changes in Partnership Capital
          for the years ended December 31, 1997, 1996 and 1995             26

          Notes to Consolidated Financial Statements                       27

          All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)       Report on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 1997.

(c)       Exhibits

          Reference is made to the Exhibit Index hereinafter contained.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                           THE JONES FINANCIAL COMPANIES, L.P., LLP
                             --------------------------------------------------

By (Signature and Title)            /s/   John W. Bachmann
                             --------------------------------------------------
                                          John W. Bachmann, Managing Partner


Date                         March 17, 1998
                             --------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By (Signature and Title)            /s/   John W. Bachmann
                             --------------------------------------------------
                                          John W. Bachmann, Managing Partner


Date                         March 17, 1998
                             --------------------------------------------------


By (Signature and Title)            /s/   Steven Novik
                             --------------------------------------------------
                                          Steven Novik, Chief Financial Officer


Date                         March 17, 1998
                             --------------------------------------------------

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

                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE YEAR ENDED DECEMBER 31, 1997

  Exhibit
  Number       Page        Description
   3.1         <F*>        Eighth Amended and Restated Limited Partnership
                           Agreement of The Jones Financial Companies, L.P.,
                           LLP, dated November 1, 1996, incorporated herein by
                           reference to Exhibit 3.1 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended
                           September 27, 1996.

   3.2         <F*>        Form of Limited Partnership Agreement of Edward D.
                           Jones & Co., L.P.

  10.1         <F*>        Form of Cash Subordination Agreement between the
                           Registrant and Edward D. Jones & Co., incorporated
                           herein by reference to Exhibit 10.1 to the
                           Company's registration statement of Form S-1 (Reg.
                           No. 33-14955).

  10.2         <F*>        Master Lease Agreement dated as of October 17, 1988,
                           between Edward D. Jones & Co., L.P., and BancBoston
                           Leasing, incorporated herein by reference to Exhibit
                           10.1 to the Company's Annual Report on Form 10-K for
                           the year ended September 30, 1988.

  10.3         <F*>        Satellite Communications Agreement dated as of
                           September 12, 1988, between Hughes Network Systems
                           and Edward D. Jones & Co., L.P., incorporated
                           herein by reference to Exhibit 10.1 to the
                           Company's Annual Report on Form 10-K for the year
                           ended September 30, 1988.

  10.4         <F*>        Agreements of Lease between EDJ Leasing Company and
                           Edward D. Jones & Co., L.P., dated August 1, 1991,
                           incorporated herein by reference to Exhibit 10.18
                           to the Company's Annual Report or Form 10-K  for
                           the year ended September 27, 1991.

  10.5         <F*>        Edward D. Jones & Co., L.P. Note Purchase Agreement
                           dated as of May 8, 1992, incorporated herein by
                           reference to Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 26, 1992.

  10.6         <F*>        Purchase and Sale Agreement by and between EDJ
                           Leasing Co., L.P. and the Resolution Trust
                           Corporation incorporated herein by reference to
                           Exhibit 10.21 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1992.

<F*> Incorporated by reference to previously filed exhibits.



  10.7         <F*>        Master Lease Agreement between EDJ Leasing Company
                           and Edward D. Jones & Co., L.P., dated March 9,
                           1993, and First Amendment to Lease dated March 9,
                           1994, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1994.

  10.8         <F*>        Purchase Agreement by and between Edward D. Jones &
                           Co., L.P. and Genicom Corporation dated November 25,
                           1992, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10.9         <F*>        Mortgage Note and Deed of Trust and Security
                           Agreement between EDJ Leasing Co., L.P. and
                           Nationwide Insurance Company dated March 9, 1993, incorporated herein by reference to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 24, 1993.

 10.10         <F*>        Mortgage Note and Amendment to Deed of Trust
                           between EDJ Leasing Co., L.P. and Nationwide
                           Insurance Company dated March 9, 1994, incorporated herein by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended
                           March 25, 1994.

 10.11         <F*>        Mortgage Note; Deed of Trust and Security
                           Agreement; Assignment of Leases, Rents and Profits;
                           and Subordination and Attornment Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance
                           Company dated April 6, 1994, incorporated by reference to exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 25, 1994.

 10.12         <F*>        Note Purchase Agreement by Edward D. Jones & Co.,
                           L.P., for $92,000,000 aggregate principal amount of 7.95% subordinated capital notes due
                           April 15, 2006, incorporated herein by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 24, 1994.

 10.13         <F*>        Equipment Lease Agreement between IFA Incorporated
                           and Edward D. Jones & Company, L.P., dated
                           June 8, 1994, incorporated herein by reference to
                           Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 24, 1994.

 10.14         <F*>        Master Lease Agreement and Addendum by and between
                           Edward D. Jones & Co., L.P. and General Electric
                           Capital Corporated dated April 21, 1994, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

 10.15         <F*>        Equipment Lease by and between Edward D. Jones &
                           Co., L.P., and EDJ Leasing Co., L.P. dated April 1,
                           1994, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.



 10.16         <F*>        $8,200,000 Promissory Note to Commerce Bank
                           National Association by EDJ Leasing Co., L.P., dated April 5, 1994, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 24, 1994.

 10.17         <F*>        Agreement and Plan of Acquisition between The Jones
                           Financial Companies and Boone National Savings and
                           Loan Association, F.A., incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 1994.

 10.18         <F*>        Credit Agreement between EDJ Leasing Co., L.P. and
                           Southtrust Bank of Alabama, N.A. dated October 26,
                           1994 incorporated herein by reference to the company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.19         <F*>        Master Lease Agreement between EDJ Leasing Company
                           and Edward D. Jones & Co., L.P. dated October 26,
                           1994.

 10.20         <F*>        Lease Financing Line of Credit Agreement and Term
                           Note Agreement between EDJ Leasing Co., L.P. and
                           Enterprise Bank dated December 6, 1994 incorporated herein by reference to the company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.21         <F*>        Master Lease Agreement between EDJ Leasing Co. and
                           Edward D. Jones & Co., L.P., dated December 6, 1994 incorporated herein by reference to the company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1994.

 10.22         <F*>        Purchase Agreement by and between Edward D. Jones &
                           Co., L.P. and Tektronix, Inc. dated February 28,
                           1995 incorporated herein by reference to the company's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.23         <F*>        Loan Agreement between Edward D. Jones & Co., L.P.
                           and Boatmen's Bank dated April 28, 1995, incorporated herein by reference to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 25, 1995.

 10.24         <F*>        Conforming Systems Agreement between Tri-Tek
                           Information Systems, Inc. and Edward D. Jones &
                           Co.., L.P., dated May 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 10.25         <F*>        Mortgage Note; South Second Deed of Trust and
                           Security Agreement between EDJ Leasing Co., L.P.
                           and Nationwide Life Insurance Company dated August
                           31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.



 10.26         <F*>        Mortgage Note; North Second Deed of Trust and
                           Security Agreement between EDJ Leasing Co., L.P.
                           and Nationwide Life Insurance Company dated
                           August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

 10.27         <F*>        Note Purchase Agreement by Edward D. Jones & Co.,
                           L.P. for $94,500,000 aggregate principal amount of 8.18% subordinated capital notes due September 1, 2008, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.

  21                       Subsidiaries of the Registrant, filed herewith.

  23.1         43          Consent of Independent Public Accountants.

  25          <F*>         Delegation of Power of Attorney to Managing Partner
                           contained within Exhibit 3.1

  27 Financial Data Schedule (provided for the Securities and Exchange Commission only).