Form 10-Q
period 1998-03-27
JONES FINANCIAL COS LP
filed 1998-05-07
CIK 815917

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                          -----------------------

                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 27, 1998    Commission file number 0-16633


                     THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


      MISSOURI                                          43-1450818
-------------------------------------------------------------------------------
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification No.)

      12555 Manchester Road
      St. Louis, Missouri                             63131
-------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                      -------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   YES    X      NO
                                                       ---         ---



                 As of the filing date, there are no voting
            securities held by non-affiliates of the Registrant.

             THE JONES FINANCIAL COMPANIES, L.L.L.P.

                              INDEX
                                                                                      Page
                                                                                    Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Financial Condition                                  3
         Consolidated Statement of Income                                               5
         Consolidated Statement of Cash Flows                                           6
         Consolidated Statement of Changes in Partnership Capital                       7
         Notes to Consolidated Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           10



Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             14

         Signatures                                                                    15

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                      ASSETS
                                                   (Unaudited)

                                                                                  March 27,       December 31,
(Amounts in thousands)                                                                1998               1997
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                       $   62,466         $   61,738
Securities purchased under agreements to resell                                      8,500              1,450

Receivable from:
   Customers                                                                       932,468            894,509
   Brokers or dealers and clearing
      organizations                                                                 29,138             26,449
   Mortgages and loans                                                              72,574             70,545

Securities owned, at market value:
   Inventory securities                                                             68,055             63,407
   Investment securities                                                           179,347            171,087

Equipment, property and improvements                                               187,022            187,540

Other assets                                                                        81,072             78,073
                                                                                ----------         ----------
                                                                                $1,620,642         $1,554,798

=============================================================================================================
The accompanying notes are an integral part of these financial statements.

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                       LIABILITIES AND PARTNERSHIP CAPITAL
                                                  (Unaudited)
                                                                                  March 27,       December 31,
(Amounts in thousands)                                                                1998               1997
-------------------------------------------------------------------------------------------------------------
Bank loans                                                                      $    4,000         $   19,000

Payable to:
   Customers                                                                       722,699            664,874
   Brokers or dealers and clearing organizations                                    41,536             34,100
   Depositors                                                                       68,199             67,588

Securities sold but not yet purchased, at market value                              14,862             17,198

Accounts payable and accrued expenses                                               72,578             59,472

Accrued compensation and employee benefits                                         118,202            117,565

Long-term debt                                                                      47,903             53,350
                                                                                ----------         ----------

                                                                                 1,089,979          1,033,147

Liabilities subordinated to claims of general creditors                            216,500            216,500

Partnership capital                                                                289,620            277,228

Partner's capital reserved for anticipated withdrawals                              24,543             27,923
                                                                                ----------         ----------

                                                                                   314,163            305,151
                                                                                ----------         ----------

                                                                                $1,620,642         $1,554,798

=============================================================================================================
The accompanying notes are an integral part of these financial statements.

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements


                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                           CONSOLIDATED STATEMENT OF INCOME
                                                    (Unaudited)
                                                                                              Three Months Ended
(Amounts in thousands,                                                                   March 28,           March 29,
except per unit information)                                                                 1998                1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                                           $227,433            $170,477
   Principal transactions                                                                  29,556              48,579
   Investment banking                                                                      11,374               3,337
   Interest and dividends                                                                  23,579              18,735
   Other                                                                                   26,531              20,727
                                                                                         --------            --------
                                                                                          318,473             261,855
                                                                                         --------            --------

Expenses:
   Compensation and benefits                                                              184,291             149,751
   Occupancy and equipment                                                                 35,496              30,603
   Communications and data processing                                                      18,642              17,100
   Interest                                                                                10,798              10,273
   Payroll and other taxes                                                                 13,462              10,741
   Floor brokerage and clearance fees                                                       2,013               1,916
   Other operating expenses                                                                21,813              17,725
                                                                                         --------            --------
                                                                                          286,515             238,109
                                                                                         --------            --------


   Net income                                                                            $ 31,958            $ 23,746
                                                                                         ========            ========

Net income allocated to:
   Limited partners                                                                      $  3,822            $  3,488

   Subordinated limited partners                                                            3,610               2,632
   General partners                                                                        24,526              17,626
                                                                                         --------            --------

                                                                                         $ 31,958            $ 23,746
                                                                                         ========            ========

Net income per weighted average $1,000
equivalent partnership unit outstanding:
   Limited partners                                                                      $  41.35            $  36.65
                                                                                         ========            ========

   Subordinated limited partners                                                         $  82.29            $  70.67
                                                                                         ========            ========

Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                                                                        92,426              95,161
                                                                                         ========            ========

   Subordinated limited partners                                                           43,866              37,239
                                                                                         ========            ========

---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Unaudited)
                                                                                               Three Months Ended
                                                                                              March 28,    March 29,
(Amounts in thousands)                                                                            1998         1997
-------------------------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
   Net income                                                                                 $ 31,958     $ 23,746
   Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation and amortization                                                             10,143        9,077
      (Increase) decrease in securities purchased under
         agreements to resell                                                                   (7,050)      75,000
      Decrease (increase) in net receivable from customers                                      19,866      (89,319)
      Decrease in net receivable from
         brokers or dealers and clearing organizations                                           4,747        2,675
      Increase in receivable from mortgages and loans                                           (2,029)      (1,767)
      (Increase) decrease in securities owned, net                                             (15,244)      12,442
      Increase in payable to depositors                                                            611          247
      Increase (decrease) in accounts payable and
         accrued expenses                                                                       13,743       (6,109)
      Other assets                                                                              (2,999)       1,016
                                                                                              --------     --------
      Net cash provided by operating activities                                                 53,746       27,008
                                                                                              --------     --------

Cash Flows Used by Investing Activities:
   Purchase of equipment, property and improvements                                             (9,625)     (10,920)
                                                                                              --------     --------
   Net cash used by investing activities                                                        (9,625)     (10,920)
                                                                                              --------     --------

Cash Flows Used by Financing Activities:
   Decrease (increase) in bank loans                                                           (15,000)       1,050
   Repayment of long-term debt                                                                  (5,447)      (2,165)
   Issuance of partnership interests                                                             6,553        8,082
   Redemption of partnership interests                                                            (723)      (1,106)
   Withdrawals and distributions from
      partnership capital                                                                      (28,776)     (22,498)
                                                                                              --------     --------
   Net cash used by financing activities                                                       (43,393)     (16,637)
                                                                                              --------     --------
   Net increase (decrease) in cash and cash equivalents                                            728         (549)


Cash and Cash Equivalents, beginning of period                                                  61,738       64,858
                                                                                              --------     --------

Cash and Cash Equivalents, end of period                                                      $ 62,466     $ 64,309
                                                                                              ========     ========

Cash paid for interest                                                                        $  9,937     $  9,579

===================================================================================================================
The accompanying notes are an integral part of these financial statements.

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                 THREE MONTHS ENDED MARCH 27, 1998, AND MARCH 28, 1997
                                                     (Unaudited)
                                                                               Subordinated
                                                                    Limited         limited        General
                                                                partnership     partnership    partnership
(Amounts in thousands)                                              capital         capital        capital         Total
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                          $95,807         $29,178       $123,172      $248,157

Issuance of partnership interests                                         -           8,082              -         8,082

Redemption of partnership interests                                  (1,042)            (64)             -        (1,106)

Net income                                                            3,488           2,632         17,626        23,746

Withdrawals and distributions                                           (19)            (56)          (463)         (538)

Reserved for anticipated withdrawals                                 (3,469)         (2,576)       (12,299)      (18,344)
                                                                    -------         -------       --------      --------

Balance, March 28, 1997                                             $94,765         $37,196       $128,036      $259,997

========================================================================================================================

Balance, December 31, 1997                                          $92,965         $37,446       $146,817      $277,228

Issuance of partnership interests                                         -           6,553              -         6,553

Redemption of partnership interests                                    (590)           (133)             -          (723)

Net income                                                            3,822           3,610         24,526        31,958

Withdrawals and distributions                                          (216)            (73)          (564)         (853)

Reserved for anticipated withdrawals                                 (3,813)         (3,537)       (17,193)      (24,543)
                                                                    -------         -------       --------      --------

Balance, March 27, 1998                                             $92,168         $43,866       $153,586      $289,620

========================================================================================================================
The accompanying notes are an integral part of these financial statements.

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE JONES FINANCIAL COMPANIES, A MISSOURI
                       LIMITED LIABILITY PARTNERSHIP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                          (Amounts in thousands)

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (The "Partnership"). All material intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.

      The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada, and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

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

      The results of operations for the three months ended March 27, 1998, are not necessarily indicative of the results to be expected for the full year.

NET CAPITAL REQUIREMENTS

      As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items

Part I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements

arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

      At March 27, 1998, EDJ's Net Capital of $247,892 was 27% of aggregate debit items and its Net Capital in excess of the minimum required was $229,737. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 26%. Net Capital and the related capital percentage may fluctuate on a daily basis.

      Boone National Savings and Loan Association, F.A. ("Boone"), a wholly owned subsidiary of the Partnership, is required under federal regulation to maintain specified levels of liquidity and capital standards. Boone has been in compliance with these regulations at all times.

Part I.                        FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS
                   QUARTER ENDED MARCH 27, 1998, VERSUS

                       QUARTER ENDED MARCH 28, 1997

      The Partnership experienced a record quarter in terms of both revenue and net income. Strong securities markets, growth in the salesforce and expansion of products and services contributed to an increase of 22% ($56.6 million) in revenue to $318.5 million for the first quarter of 1998. Growth in revenues and growth in Investment Representatives led to an increase of 20% ($48.4 million) in expenses to $286.5 million. The resulting net income increased 35% ($8.2 million) to $32.0 million for the first quarter of 1998.

      In the first quarter of 1998, the Partnership continued its long term strategy of growing the salesforce and expanding its products and services offered. The Partnership added 4% more Investment Representatives (142) to its salesforce, ending the first quarter with 4,096 IRs. Also, the Partnership received regulatory approval and commenced brokerage operations in the United Kingdom. The Partnership now has operations in the United States, Canada, and the United Kingdom. Progress was also made on expanding the products and services offered. The Partnership added a four state pilot small business loan program during the first quarter, to further meet the needs of small business owners and is currently awaiting regulatory approval to offer mortgage loans through its branch network.

      The Partnership segments its revenues between Trade Revenues and Fee Revenues. Trade revenues (which are included in Commission, Principal Transaction, and Investment Banking revenues) of $229.1 million accounted for 78% of the Partnership's revenue and increased 18% ($35.6 million) over the 1st quarter of 1997. This increase in Trade revenue was driven by a 21% increase in Customer Dollars invested, to $9.1 billion in the 1st quarter of 1998. Strong securities markets and growth in the total number of IRs contributed to the increase in customer dollars invested. During the first Quarter of 1998, customers trended toward equity products. Mutual funds and Equities accounted for 69% of the product mix in the first quarter of 1998, up from 60% in the first quarter of 1997. In addition, the Partnership managed or participated in more underwritings during the first quarter of 1998, which resulted in the significant increase in Investment Banking revenues. The positive impact of increased customer

Part I.                        FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

dollars was offset by a slight decline on the margin earned of each customer dollar invested. The Partnership's gross margin declined from $25.70 for every $1,000 invested in 1997 to $25.20 for every $1,000 invested in the 1st quarter of 1998.

      Fee Revenues of $89.4 million, comprised primarily of Service Fees received from mutual fund and insurance companies, Interest Income, and other miscellaneous revenue sources accounted for 22% of the Partnership's revenue and increased 31% ($21.0 million) over the 1st quarter of 1997. Service Fees from mutual funds and insurance products (reported in Commission revenue) increased 37% ($10.6 million) to $39.3 million. Other revenue sharing arrangements from mutual funds and insurance products increased 27% ($5.6 million) to $26.5 million for the 1st quarter of 1998. The base for these revenues is customers' assets, which increased 36% ($42 billion) to $159 billion at the end of the 1st quarter of 1998. Strong securities markets helped increase the value of existing customers' assets and new customer dollars invested through securities transactions also added to the increase. Interest income increased 26% ($4.8 million) to $23.6 million as a direct result of increased loans to customers, which increased 45% to $910 million at the end of the 1st quarter of 1998.

      Expenses increased 20% ($48.4 million) to $286.5 million for the 1st quarter of 1998. Increased Compensation (including Payroll taxes) accounted for 77% ($37.3 million) of increased expenses. IR compensation increased
20% ($18.0 million) as a direct result of increased Trade Revenue. The Partnership has a variable compensation structure which expands with increased profitability. Variable compensation, which is primarily comprised of IR bonuses and profit sharing contributions, increased 33% ($6.6 million) to $26.6 for the 1st quarter of 1998. The remaining increase in Compensation is due to an increase in the number of trainees and support personnel required to support a larger organization.

      Occupancy and Equipment expenses increased 16% ($4.9 million) due to expansion of the branch office network and full implementation of client server technology. The Partnership expanded its branch office network by 11% (402 offices), ending the first quarter of 1998 with 3,965 branch office locations. In addition, the Partnership completed its conversion to client server technology in mid-1997. This added $2.6 million in increased depreciation and lease expense, as the Partnership had a full quarter of expense in the 1st quarter of 1998.

      Other operating expenses increased 23% ($4.1 million) to $21.8 million in the 1st quarter of 1998. The most significant increase ($1.4 million in expense) related to expansion of the

Part I.                        FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership's national advertising program. The remaining increase is related to growing the salesforce and expanding internationally.

LIQUIDITY AND CAPITAL ADEQUACY

      The Partnership's equity capital at March 27, 1998, after reserves for anticipated withdrawals was $289.6 million compared to $260.0 million as of March 28, 1997. Equity capital increased primarily due to retention of earnings and contributions of subordinated limited partnership capital, net of redemptions of subordinated limited partnership and limited partnership capital.

      At March 27, 1998, the Partnership had $62.5 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

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

CASH FLOWS

      For the quarter ended March 27, 1998, cash and cash equivalents increased $.7 million. Cash flows from operating activities provided $53.7 million. Net income adjusted for depreciation provided $42.0 million. Receivables from customers, net of payables to customers, decreased $19.9 million. Investing activities used $9.6 million for the purchase of fixed assets. Cash flows from financing activities used $43.4 million primarily for withdrawals and distributions

Part I.                        FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


from partnership capital, net of issuance of partnership interests. Excess cash balances were used to pay down long-term debt and bank loans.

      There were no material changes in the partnership's overall financial condition during the three months ended March 27, 1998, compared with the three months ended March 28, 1997. The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short term investments, which favorably impacts profitability.

Part II.                        OTHER INFORMATION


                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1:  Legal Proceedings

      There have been no material changes in the legal proceedings previously reported.

Item 5:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits
      Reference is made to the Exhibit Index contained hereinafter.

      (b) Reports on Form 8-K

      On March 12, 1998, the Ninth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of April 1, 1998, was filed stating a name change for The Jones Financial Companies.

Part II.                        OTHER INFORMATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                  (Registrant)




Dated:  May 1, 1998                                   /s/ John W. Bachmann
                                                      --------------------------
                                                      John W. Bachmann
                                                      Managing Partner





Dated:  May 1, 1998                                   /s/ Steven Novik
                                                      --------------------------
                                                      Steven Novik
                                                      Chief Financial Officer

Part II.                       OTHER INFORMATION

                                EXHIBIT INDEX

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                     For the quarter ended March 27, 1998
Exhibit No.          Description                                              Page
----------------------------------------------------------------------------------
  27.0               Financial Data Schedule (provided for the Securities
                     and Exchange Commission only)

   3.1               Ninth Amended and Restated  Agreement of Limited
                     Liability Limited Partnership of The Jones Financial
                     Companies, L.L.L.P. dated as of April 1, 1998 incorporated by reference herein to Exhibit 3 to Form
                     8-K filed on March 12, 1998.

   3.2               Articles of organization of EJ Mortgage, L.L.C. and
                     Operating Agreement of EJ Mortgage, L.L.C. dated
                     September 30, 1997.