Form 10-Q
period 1998-06-26
JONES FINANCIAL COMPANIES LP LLP
filed 1998-08-10
CIK 815917

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended  JUNE 26, 1998   Commission file number   0-16633


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

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


Part 1.                    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

                              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                  ASSETS
                                               (Unaudited)

                                                                      June 26,        December 31,
(Amounts in thousands)                                                  1998              1997
--------------------------------------------------------------------------------------------------
Cash and cash equivalents                                            $   85,275         $   61,738
Securities purchased under agreements to resell                               -              1,450

Receivable from:
   Customers                                                          1,035,322            894,509
   Brokers or dealers and clearing
      organizations                                                      33,864             26,449
   Mortgages and loans                                                   68,399             70,545

Securities owned, at market value:
   Inventory securities                                                  65,530             63,407
   Investment securities                                                164,134            171,087

Equipment, property and improvements                                    189,699            187,540

Other assets                                                             90,270             78,073
                                                                     ----------         ----------

TOTAL ASSETS                                                         $1,732,493         $1,554,798
==================================================================================================

The accompanying notes are an integral part of these financial statements.


Part 1.                    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                      LIABILITIES AND PARTNERSHIP CAPITAL
                                                  (Unaudited)

                                                                        June 26,             December 31,
(Amounts in thousands)                                                    1998                   1997
---------------------------------------------------------------------------------------------------------
Bank loans                                                            $   25,000               $   19,000

Payable to:
   Customers                                                             761,832                  664,874
   Brokers or dealers and clearing organizations                          61,851                   34,100
   Depositors                                                             69,903                   67,588

Securities sold but not yet purchased, at market value                    17,141                   17,198

Accounts payable and accrued expenses                                     73,846                   59,472

Accrued compensation and employee benefits                               127,009                  117,565

Long-term debt                                                            46,629                   53,350
                                                                      ----------               ----------

                                                                       1,183,211                1,033,147

Liabilities subordinated to claims of general creditors                  200,275                  216,500

Partnership capital                                                      322,889                  277,228

Partner's capital reserved for anticipated withdrawals                    26,118                   27,923
                                                                      ----------               ----------

                                                                         349,007                  305,151
                                                                      ----------               ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                             $1,732,493               $1,554,798

=========================================================================================================

The accompanying notes are an integral part of these financial statements.


Part 1.                    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                              CONSOLIDATED STATEMENT OF INCOME
                                                        (Unaudited)
                                                                    Three Months Ended              Six Months Ended
(Amounts in thousands,                                          June 26,          June 27,        June 26,       June 27,
except per unit information)                                      1998              1997            1998           1997
-------------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                  $259,962          $181,941        $487,395       $352,418
   Principal transactions                                         37,217            49,610          66,773         98,189
   Investment banking                                              9,298             2,964          20,672          6,301
   Interest and dividends                                         29,548            22,494          53,127         41,230
   Gain on investment                                             40,995                 -          40,995              -
   Other                                                          30,199            21,948          56,729         42,677
                                                                --------          --------        --------       --------

                                                                 407,219           278,957         725,691        540,815
                                                                --------          --------        --------       --------
Expenses:
   Compensation and benefits                                     214,737           158,617         399,028        308,368
   Occupancy and equipment                                        38,345            32,467          73,841         63,070
   Communications and data processing                             19,654            20,567          38,296         37,667
   Interest                                                       11,649            10,900          22,447         21,174
   Payroll and other taxes                                        11,037             8,428          24,499         19,169
   Floor brokerage and clearance fees                              2,411             1,877           4,424          3,676
   Other operating expenses                                       22,843            17,642          44,655         35,483
                                                                --------          --------        --------       --------

                                                                 320,676           250,498         607,190        488,607
                                                                --------          --------        --------       --------

   Net income                                                   $ 86,543          $ 28,459        $118,501       $ 52,208
                                                                ========          ========        ========       ========
Net income allocated to:
   Limited partners                                               10,275             4,133        $ 14,097       $  7,621
   Subordinated limited partners                                   9,219             3,042          12,829          5,674
   General partners                                               67,049            21,284          91,575         38,913
                                                                --------          --------        --------       --------

                                                                $ 86,543          $ 28,459        $118,501       $ 52,208
                                                                ========          ========        ========       ========
Net income per weighted average $1,000
equivalent partnership units outstanding:
   Limited partners                                             $ 111.99          $  43.92        $ 153.36       $  80.53
                                                                ========          ========        ========       ========

   Subordinated limited partners                                $ 210.02          $  81.78        $ 292.31       $ 152.44
                                                                ========          ========        ========       ========
Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                                               91,797            94,102          92,112         94,631
                                                                ========          ========        ========       ========

   Subordinated limited partners                                  43,950            37,196          43,908         37,217
                                                                ========          ========        ========       ========
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.


Part 1.                    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)
                                                                                Six Months Ended
                                                                          June 26,           June 27,
(Amounts in thousands)                                                      1998               1997
-----------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
   Net income                                                             $118,501          $  52,208
   Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation and amortization                                         20,921             18,270
      Gain on investment                                                   (34,762)                 -
      Decrease in securities purchased under
         agreements to resell                                                1,450            123,550
      Increase in net receivable from customers                            (43,855)          (140,454)
      Decrease (increase) in net receivable from
         brokers or dealers and clearing organizations                      20,336             (7,129)
      Decrease (increase) in receivable from
         mortgages and loans                                                 2,146             (5,165)
      Decrease in securities owned, net                                      4,773              4,644
      Increase in payable to depositors                                      2,315              1,568
      Increase  in accounts payable and
         accrued expenses                                                   23,818              8,053
      Other assets                                                         (13,030)              (657)
                                                                          --------          ---------
      Net cash provided by operating activities                            102,613             54,888
                                                                          --------          ---------
Cash Flows Provided by Investing Activities:
   Proceeds from sale of investment                                         35,595                  -
   Purchase of equipment, property and improvements                        (23,080)           (28,042)
                                                                          --------          ---------
   Net cash provided by investing activities                                12,515            (28,042)
                                                                          --------          ---------

Cash Flows Used by Financing Activities:
   Increase in bank loans                                                    6,000              2,700
   Repayment of long-term debt                                              (6,721)            (5,740)
   Repayment of subordinated debt                                          (16,225)                 -
   Contributions of partnership capital                                      6,803              8,833
   Redemption of partnership interests                                      (1,237)            (2,526)
   Withdrawals and distributions from
    partnership capital                                                    (80,211)           (49,764)
                                                                          --------          ---------
   Net cash used by financing activities                                   (91,591)           (46,497)
                                                                          --------          ---------
   Net increase (decrease) in cash and cash equivalents                     23,537            (19,651)

Cash and Cash Equivalents, beginning of period                              61,738             64,858
                                                                          --------          ---------
Cash and Cash Equivalents, end of period                                  $ 85,275          $  45,207
                                                                          ========          =========

Cash paid for interest                                                    $ 10,802          $  10,179

The accompanying notes are an integral part of these financial statements.


Part 1.                    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                             THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                        SIX MONTHS ENDED JUNE 26, 1998, AND JUNE 27, 1997
                                                           (Unaudited)

                                                                            Subordinated
                                                           Limited               limited          General
                                                       partnership           partnership      partnership
(Amounts in thousands)                                     capital               capital          capital         Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                $ 95,807              $ 29,178         $123,172      $248,157

Issuance of partnership interests                                -                 8,833                -         8,833

Redemption of partnership interests                         (1,962)                 (564)               -        (2,526)

Net income                                                   7,621                 5,674           38,913        52,208

Withdrawals and distributions                                 (721)               (4,910)         (22,173)      (27,804)

Reserved for anticipated withdrawals                        (6,900)                 (763)          (6,003)      (13,666)
                                                          --------              --------         --------      --------

Balance, June 27, 1997                                    $ 93,845              $ 37,448         $133,909      $265,202

=======================================================================================================================

Balance, December 31, 1997                                $ 92,965              $ 37,446         $146,817      $277,228

Issuance of partnership interests                                -                 6,803                -         6,803

Redemption of partnership interests                         (1,104)                 (133)               -        (1,237)

Net income                                                  14,097                12,829           91,575       118,501

Withdrawals and distributions                                 (860)              (11,772)         (39,656)      (52,288)

Reserved for anticipated withdrawals                       (13,444)               (1,057)         (11,617)      (26,118)
                                                          --------              --------         --------      --------

Balance, June 26, 1998                                    $ 91,654              $ 44,116         $187,119      $322,889

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

      The results of operations for the three months ended June 26, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Part 1.                    FINANCIAL INFORMATION

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

      At June 26, 1998, EDJ's Net Capital of $235,993 was 23% of aggregate debit items and its Net Capital in excess of the minimum required was $215,789. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 23%. Net Capital and the related capital percentage may fluctuate on a daily basis.

      Boone National Savings and Loan Association, F.A. ("Boone"), a wholly owned subsidiary of the Partnership, is required under federal regulation to maintain specified levels of liquidity and capital standards. Boone has been in compliance with these regulations.

GAIN ON INVESTMENT

      During 1998, the Partnership recognized a $41 million gain on its Federated Investors holding due to Federated's initial public offering of stock in May, 1998. The gain includes $35 million realized from the sale of 2 million shares and $6 million unrealized from 400,000 shares still held. The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment.

Part I.                     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                       MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS
              QUARTER AND SIX MONTHS ENDED JUNE 26, 1998, VERSUS

                  QUARTER AND SIX MONTHS ENDED JUNE 27, 1997

      During the first six months of 1998, strong securities markets and growth of the salesforce increased revenues and net income to record levels. Excluding the gain from the Partnership's interest in Federated Investors (Gain on investment), revenue increased 27% ($143.8 million) to $684.7 million compared to the six months ended June 27, 1997. Expenses increased 24% ($118.6 million) to $607 million. As a result, net income increased 48% ($25.2 million) to $77.5 million. Including the Partnership's $41 million
gain on investment, net income was $118.5 million.   Similarly, second
quarter revenues, excluding the gain on investment, increased 31% ($87.3 million) with expenses increasing 28% ($70.2 million), and net income increasing 60% ($17.1 million). Net income for the quarter, including the gain on investment, was $86.5 million.

      The Partnership broadly segments its revenues between Trade Revenue and Fee Revenue. Trade Revenue has increased 29% ($58.4 million) and 24% ($94 million) to $262.1 million and $491.2 million for the quarter and six months ended June 26, 1998. Four factors affected this increase: growth of investment representatives, growth in customer dollars invested, changes in the product mix and a decrease in business days. The Partnership has added approximately 500 investment representatives (IRs) since June, 1997, a 14% increase. These additional investment representatives (coupled with the continued maturing of the existing salesforce) and strong markets, resulted in customer dollars invested increasing 24% ($1.9 billion) to $10.2 billion and 22% ($3.5 billion) to $19.2 billion for the quarter and six months ended June 26, 1998 compared to the same periods ended June 27, 1997. Adding to the impact of increased customer dollars was a slight increase in the gross commission percentage earned on each customer dollar as the product mix shifted from fixed income and CD's to equities and mutual funds. These positive factors were offset by fewer selling days in both the quarter and six months ended June 26, 1998 relative to 1997.

      Fee revenue sources, including service fees from mutual fund and insurance companies, interest income, revenue sharing arrangements, and custodial fees from IRA accounts, increased

Part I.                     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


38% ($28.3 million) and 34% ($49.3 million) for the three and six months ended June 26, 1998. Mutual Fund and Annuity Service fees increased 42% ($12.9 million ) and 39% ($23.4 million), for the three and six months ended June 26, 1998. Revenues from revenue sharing arrangements increased 37% ($6.6 million) and 41% ($30.6 million). These revenue sources are impacted by customer assets under influence which have been positively affected by the growth in customer dollars invested discussed previously, and the strong securities market. Customer assets under influence have increased 28% ($36 billion) over the past year to $165 billion as of June 26, 1998.

      Interest income increased 31% ($7 million) and 29% ($11.9 million) for the three and six months ended June 26, 1998. The increase is attributable to the growth in loans to customers (margin loans), which have increased 49% ($333.7 million) since June 1997.

      The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment. The Partnership distributes Federated's mutual funds. Since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily Passport Cash Trust. During 1998, the Partnership sold 2 million shares of its investment in Federated Investors in Federated's initial public offering. The Partnership recognized a $41 million gain on its Federated holding. The gain includes $35 million realized from the sale of 2 million shares and $6 million unrealized from 400,000 shares still held.

      Expenses increased 28% ($70.2 million) and 24% ($118.6 million) to $320.7 million and $607.1 million comparing the second quarter and first six months of 1998 with 1997. Growth of the salesforce and increased revenues increased sales compensation costs by 31% ($29.9 million) and 26% ($49.3 million) for the same periods. The Partnership has a variable compensation structure which expands with increased profitability. Variable compensation, which is primarily comprised of IR bonuses and profit sharing contributions, increased 74% ($16.6 million) and 55% ($23.3 million) for the three and six months ended June 26, 1998 compared to the same periods ended June 27, 1997. The remaining increase in Compensation is due to an increase in the number of trainees and branch and headquarters support personnel required to support a larger organization.

      Occupancy and Equipment expenses increased 18% ($5.9 million) and 17% ($10.8 million), respectively, for the quarter and six months ended June 26, 1998. The Partnership completed its conversion to client server technology in mid-1997, increasing depreciation and

Part I.                     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


lease expenses. Rent expense increased primarily due to a 12% (424) increase in the number of branch offices and tighter real estate markets.

      Other operating expenses increased 30% ($5.2 million) and 26% ($9.1 million), respectively, for the three and six months ended June 26, 1998, compared to the same periods ended June 27, 1997. The most significant increase ($1.4 million and $2.8 million, respectively, for the quarter and six months ended June 26, 1998) relates to the expansion of the Partnership's national advertising program. The remaining increases relate to increasing the sales force and expanding internationally.


LIQUIDITY AND CAPITAL ADEQUACY

      The Partnership's equity capital at June 26, 1998, after the reserve for anticipated withdrawals, was $322.9 million compared to $265.2 million as of June 27, 1997. Equity capital has increased primarily due to retention of earnings and contributions of subordinated limited partnership capital, net of redemptions of subordinated limited partnership and limited partnership capital.

      At June 26, 1998, the Partnership had $85.3 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

      A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $164 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and Investment Securities will be sufficient to meet the Partnership capital and liquidity requirements.

      The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

      The Partnership's principal subsidiary, Edward D. Jones & Co., L.P. ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations

Part I.                     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations.


CASH FLOWS

      For the six months ended June 26, 1998, cash and cash equivalents increased $23.5 million. Cash flows from operating activities provided $102.6 million. Net income adjusted for depreciation provided $139.4 million and receivables from customers, (net of payables to customers), increased $43.9 million. Investing activities provided $12.5 million, net, from the sale of investment and for the purchase of fixed assets. Cash flows from financing activities used $91.6 million primarily for withdrawals and distributions from partnership capital, net of issuance of partnership interests. Excess cash balances were used to pay down long-term debt.

      There were no material changes in the Partnership's overall financial condition during the six months ended June 26, 1998, compared with the six months ended June 27, 1998. The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market values and are readily marketable.
Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivable and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

Part II.                      OTHER INFORMATION

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1:  Legal Proceedings

      There have been no material changes in the legal proceedings previously reported.

Item 5:  Other Information

Item 6:  Exhibits

      (a) Exhibits
      Reference is made to the Exhibit Index contained hereinafter.

Part II.                      OTHER INFORMATION



                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                 (Registrant)




Dated:  August 6, 1998                      /s/ John W. Bachmann
                                            ---------------------------------
                                            John W. Bachmann
                                            Managing Partner





Dated:  August 6, 1998                      /s/ Steven Novik
                                            ---------------------------------
                                            Steven Novik
                                            Chief Financial Officer

Part II.                      OTHER INFORMATION


                                 EXHIBIT INDEX

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      For the quarter ended June 26, 1998


Exhibit No.              Description                                     Page
-----------------------------------------------------------------------------
27.0                     Financial Data Schedule (provided for the
                         Securities and Exchange Commission only)
