Form 10-Q
period 1998-09-25
JONES FINANCIAL COMPANIES LP LLP
filed 1998-11-09
CIK 815917

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                       ______________________

                              FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended SEPTEMBER 25, 1998
                   Commission file number 0-16633


               THE JONES FINANCIAL COMPANIES, L.L.L.P.
____________________________________________________________________
     (Exact name of registrant as specified in its charter)

       MISSOURI                                 43-1450818
____________________________________________________________________
       (State or other jurisdiction of          (IRS Employer
       incorporation or organization)           Identification No.)

       12555 Manchester Road
       St. Louis, Missouri                      63131
_____________________________________________________________________
       (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  (314) 515-2000
                                                    --------------

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


               As of the filing date, there are no voting securities held by non-affiliates of the Registrant.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   INDEX
                                                                     Page
                                                                   Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Financial Condition . . . . . . . .3
          Consolidated Statement of Income. . . . . . . . . . . . . . .5
          Consolidated Statement of Cash Flows. . . . . . . . . . . . .6
          Consolidated Statement of Changes in Partnership Capital. . .7
          Notes to Consolidated Financial Statements. . . . . . . . . .8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . .10



Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .15

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .16

Part 1.                  FINANCIAL INFORMATION

Item 1.   Financial Statements

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  ASSETS
                               (Unaudited)
                                                  September 25,  December 31,
(Amounts in thousands)                                1998           1997
-----------------------------------------------------------------------------
Cash and cash equivalents                           $   91,901     $   61,738

Securities purchased under agreements to resell         35,000          1,450

Receivable from:
   Customers                                         1,132,854        894,509
   Brokers or dealers and clearing
       organizations                                    24,834         26,449
   Mortgages and loans                                  68,715         70,545

Securities owned, at market value:
   Inventory securities                                 70,192         63,407
   Investment securities                               154,880        171,087

Equipment, property and improvements, net              191,755        187,540

Other assets                                            97,908         78,073
                                                    ----------     ----------

TOTAL ASSETS                                        $1,868,039     $1,554,798

=============================================================================
The accompanying notes are an integral part of these financial statements.

Part 1.                  FINANCIAL INFORMATION

Item 1.   Financial Statements

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                     LIABILITIES AND PARTNERSHIP CAPITAL
                                 (Unaudited)
                                                       September 25,   December 31,
(Amounts in thousands)                                     1998            1997
-----------------------------------------------------------------------------------
Bank loans                                                $    4,000     $   19,000

Payable to:
   Customers                                                 805,069        664,874
   Brokers or dealers and clearing organizations              60,846         34,100
   Depositors                                                 70,159         67,588

Securities sold but not yet purchased, at market value        16,408         17,198

Accounts payable and accrued expenses                         76,415         59,472

Accrued compensation and employee benefits                   171,435        117,565

Long-term debt                                                44,124         53,350
                                                          ----------     ----------

                                                           1,248,456      1,033,147

Liabilities subordinated to claims of general creditors      200,275        216,500

Partnership capital                                          392,870        277,228

Partner's capital reserved for anticipated withdrawals        26,438         27,923
                                                          ----------     ----------

                                                             419,308        305,151
                                                          ----------     ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                 $1,868,039     $1,554,798

===================================================================================
The accompanying notes are an integral part of these financial statements.

Part 1.               FINANCIAL INFORMATION

Item 1.   Financial Statements

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENT OF INCOME
                                              (Unaudited)
                                                        Three Months Ended      Nine Months Ended
(Amounts in thousands,                                Sept. 25,   Sept. 26,   Sept. 25,   Sept. 26,
except per unit information)                            1998        1997        1998         1997
---------------------------------------------------------------------------------------------------
Revenues:
  Commissions                                         $242,821    $203,009   $  730,216    $555,428
  Principal transactions                                38,250      36,539      105,023     134,728
  Investment banking                                     9,610       4,682       30,282      10,982
  Interest and dividends                                30,890      23,650       84,017      64,880
  Gain (loss) on investment                             (1,200)          -       39,795           -
  Other                                                 36,891      22,946       93,621      65,623
                                                      --------    --------   ----------    --------

                                                       357,262     290,826    1,082,954     831,641
                                                      --------    --------   ----------    --------
Expenses:
  Compensation and benefits                            213,160     167,244      612,188     475,613
  Occupancy and equipment                               37,401      34,040      111,242      97,109
  Communications and data processing                    21,887      18,924       60,183      56,591
  Interest                                              12,016      10,993       34,463      32,167
  Payroll and other taxes                                9,029       6,718       33,528      25,887
  Floor brokerage and clearance fees                     2,399       2,234        6,823       5,910
  Other operating expenses                              21,817      19,124       66,473      54,607
                                                      --------    --------   ----------    --------

                                                       317,709     259,277      924,900     747,884
                                                      --------    --------   ----------    --------

  Net income                                          $ 39,553    $ 31,549   $  158,054    $ 83,757
                                                      ========    ========   ==========    ========
Net income allocated to:
  Limited partners                                       6,217       4,551   $   20,314    $ 12,172
  Subordinated limited partners                          3,531       3,268       16,360       8,942
  General partners                                      29,805      23,730      121,380      62,643
                                                      --------    --------   ----------    --------

                                                      $ 39,553    $ 31,549   $  158,054    $ 83,757
                                                      ========    ========   ==========    ========
Net income per weighted average $1,000
equivalent partnership units outstanding:
  Limited partners                                    $  51.18    $  48.67   $   204.53    $ 129.14
                                                      ========    ========   ==========    ========

  Subordinated limited partners                       $  78.65    $  87.29   $   370.96    $ 239.78
                                                      ========    ========   ==========    ========
Weighted average $1,000 equivalent
partnership units outstanding:
  Limited partners                                     121,464      93,501       99,319      94,255
                                                      ========    ========   ==========    ========

  Subordinated limited partners                         44,896      37,446       44,026      37,294
                                                      ========    ========   ==========    ========

===================================================================================================
The accompanying notes are an integral part of these financial statements.

Part 1.                  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                                 Nine Months Ended
                                                           September 25,  September 26,
(Amounts in thousands)                                         1998           1997
---------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
   Net income                                                 $ 158,054       $  83,757
      Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation and amortization                              31,767          28,023
      Gain on investment                                        (34,762)              -
      (Increase) decrease in securities purchased under
         agreements to resell                                   (33,550)        129,550
      Increase in net receivable from customers                 (98,150)       (186,631)
      Increase/decrease in net payable to/receivable from
         brokers or dealers and clearing organizations           28,361           5,703
      Decrease (increase) in receivable from
         mortgages and loans                                      1,830          (6,960)
      Decrease in securities owned, net                           8,632           2,747
      Increase in payable to depositors                           2,571           2,228
      Increase in accounts payable and
         accrued expenses                                        70,813          48,384
      Other assets                                              (20,668)         (6,594)
                                                              ---------       ---------
      Net cash provided by operating activities                 114,898         100,207
                                                              ---------       ---------

Cash Flows used by Investing Activities:
   Proceeds from sale of investment                              35,595               -
   Purchase of equipment, property and improvements             (35,982)        (40,108)
                                                              ---------       ---------
   Net cash used by investing activities                           (387)        (40,108)
                                                              ---------       ---------


Cash Flows Used by Financing Activities:
   (Decrease) increase in bank loans                            (15,000)          3,250
   Repayment of long-term debt                                   (9,226)        (11,856)
   Repayment of subordinated debt                               (16,225)              -
   Contributions of partnership capital                          69,848           8,833
   Redemption of partnership interests                           (1,704)         (3,032)
   Withdrawals and distributions from
      partnership capital                                      (112,041)        (76,502)
                                                              ---------       ---------
   Net cash used by financing activities                        (84,348)        (79,307)
                                                              ---------       ---------
   Net increase (decrease) in cash and cash equivalents          30,163         (19,208)


Cash and Cash Equivalents, beginning of period                   61,738          64,858
                                                              ---------       ---------
Cash and Cash Equivalents, end of period                      $  91,901       $  45,650
                                                              =========       =========


Cash paid for interest                                        $  34,565       $  31,511
                                                              =========       =========
The accompanying notes are an integral part of these financial statements.

Part 1.                 FINANCIAL INFORMATION

Item 1.   Financial Statements

                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
             NINE MONTHS ENDED SEPTEMBER 25, 1998, AND SEPTEMBER 26, 1997
                                    (Unaudited)
                                                  Subordinated
                                         Limited       limited        General
                                     partnership   partnership    partnership
(Amounts in thousands)                   capital       capital        capital       Total
-----------------------------------------------------------------------------------------
Balance, December 31, 1996              $ 95,807      $ 29,178       $123,172    $248,157

Issuance of partnership interests              -         8,833              -       8,833

Redemption of partnership interests       (2,468)         (564)             -      (3,032)

Net income                                12,172         8,942         62,643      83,757

Withdrawals and distributions             (6,365)       (8,202)       (39,974)    (54,541)

Reserved for anticipated withdrawals      (5,807)         (741)        (5,380)    (11,928)
                                        --------      --------       --------    --------

Balance, September 26, 1997             $ 93,339      $ 37,446       $140,461    $271,246

=========================================================================================

Balance, December 31, 1997              $ 92,965      $ 37,446       $146,817    $277,228

Issuance of partnership interests         62,265         7,583              -      69,848

Redemption of partnership interests       (1,571)         (133)             -      (1,704)

Net income                                20,314        16,360        121,380     158,054

Withdrawals and distributions             (4,431)      (15,664)       (64,023)    (84,118)

Reserved for anticipated withdrawals     (16,289)         (696)        (9,453)    (26,438)
                                        --------      --------       --------    --------

Balance, September 25, 1998             $153,253      $ 44,896       $194,721    $392,870

=========================================================================================
The accompanying notes are an integral part of these financial statements.

Part I.               FINANCIAL INFORMATION

Item 1.  Financial Statements


            THE JONES FINANCIAL COMPANIES, A MISSOURI
             LIMITED LIABILITY LIMITED PARTNERSHIP

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

    The results of operations for the nine months ended September 25, 1998, are not necessarily indicative of the results to be expected for the full year.

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

    At September 25, 1998, EDJ's Net Capital of $308,525 was 28% of aggregate debit items and its Net Capital in excess of the minimum required was $286,290. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 28%. Net Capital and the related capital percentage may fluctuate on a daily basis.

    Boone National Savings and Loan Association, F.A. ("Boone"), a wholly owned subsidiary of the Partnership, is required under federal regulation to maintain specified levels of liquidity and capital standards. Boone has been in compliance with these regulations.

GAIN ON INVESTMENT

    During 1998, the Partnership recognized a $40 million gain on its Federated Investors holding due to Federated's initial public offering of stock in May, 1998. The gain includes $35 million realized from the sale of 2 million shares and $5 million unrealized from 400,000 shares still held. The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment.

Part I.               FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION

      QUARTER AND NINE MONTHS ENDED SEPTEMBER 25, 1998, VERSUS

         QUARTER AND NINE MONTHS ENDED SEPTEMBER 26, 1997

OPERATIONS

    During the first nine months of 1998, strong securities markets and growth in the salesforce increased revenues and net income to record levels. Excluding the gain from the Partnership's interest in Federated Investors (Gain on investment), revenue increased 25% ($211.7 million) to $1,043 million compared to the nine months ended September 26, 1997. Expenses increased 24% ($177 million) to $925 million. As a result, net income increased 41% ($34.7 million) to $118.3 million. Including the Partnership's $39.8 million gain on investment, net income was $158.1 million. Third quarter revenues increased by 23% ($67.6 million) to $358.4 million, excluding the unrealized loss on the Partnership's remaining interest in Federated. Expenses increased 23% ($58.4 million), and net income increased 29% ($9.2 million). Total net income for the quarter, including the unrealized loss on investment, increased 25% ($8.0 million).

    The Partnership broadly segments its revenues between Trade
Revenue and Fee Revenue. Trade Revenue has increased 18% ($37 million) and 22% (130.8 million) to $247 million and $738 million for the quarter and nine months ended September 25, 1998. Four factors affected this increase: growth of investment representatives, growth in customer dollars invested, changes in the product mix and a decrease in business days. The Partnership has added approximately 600 investment representatives (IRs) since September, 1997, a 16% increase. These additional investment representatives (coupled with the continued maturing of the existing salesforce) and strong markets, resulted in customer dollars invested increasing 22% ($1.8 billion) to $10.1 billion and 21% ($5.2 billion) to $29.4 billion for the quarter and nine months ended September 25, 1998 compared to the same periods ended September 26, 1997. The gross commission earned on each $1,000 of customer dollar invested was $25.10 for both nine month periods ended in September of 1998 and 1997. There were two fewer selling days in 1998 compared to 1997.

Part I.               FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    Turbulence in the securities markets during the third quarter of 1998 caused the firms' product mix to shift slightly from higher margin mutual fund and insurance products to fixed income investments, which reduced the gross margin earned on customer dollars invested to $24.30 per $1,000 invested during the quarter ended September 25, 1998 from $24.80 per $1,000 invested during the quarter ended September 26, 1997.

    Fee revenue sources, including service fees from mutual fund and insurance companies, interest income, revenue sharing arrangements, and custodial fees from IRA accounts, increased 39% ($31.6 million) and 36% ($81 million) for the three and nine months ended September 25, 1998. Mutual Fund and Annuity Service fees increased 30% ($10.3 million) and 36% ($33.8 million), for the three and nine months ended September 25, 1998. Revenue derived from mutual fund and annuity revenue sharing arrangements increased 37% ($6.6 million) and 41% ($30.6 million). These revenue sources are impacted by customer assets under influence which have been positively affected by the growth in customer dollars invested discussed previously, and the strong securities market. Customer assets under influence have increased 17% ($24 billion) over the past year to $162 billion as of September 25, 1998.

    Interest income increased 33% ($7.7 million) and 30% ($19.6 million) for the three and nine months ended September 25, 1998. The increase is attributable to growth in loans to customers (margin loans), which have increased 48% ($359 million) since September 26, 1997.

    The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment. The Partnership distributes Federated's mutual funds. Since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market funds, Daily Passport Cash Trust. During 1998, the Partnership sold 2 million shares of its investment in Federated Investors in Federated's initial public offering. The Partnership originally recognized a $41 million gain on its Federated holding. The gain included $35 million realized from the sale of 2 million shares and $5 million unrealized from 400,000 shares still held. During the third quarter, the Partnership reduced its unrealized gain on the remaining shares held by $1.2 million.

    Expenses increased 23% ($58.4 million) and 24% ($177.0 million) to $317.7 million and $924.9 million comparing the third quarter and first nine months of 1998 with 1997. Growth in the salesforce and revenues resulted in increased sales compensation costs of 27% ($45.9 million) and 29% ($136.6 million) for the same periods in 1997. The Partnership has a variable compensation structure which expands and contracts with profitability. Variable compensation,

Part I.               FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


which is primarily comprised of IR bonuses, and profit sharing contributions, increased 62% ($15.6 million) and 58% ($38.8 million) for the three and nine months ended September 25, 1998. The remaining increase in Compensation resulted from an increase in the number of trainees and branch and headquarters support personnel required to support a larger organization.

    Occupancy and Equipment expenses increased 10% ($3.3 million) and 15% ($14.1 million), respectively, for the quarter and nine months ended September 25, 1998. The Partnership completed its conversion to client server technology in mid-1997, increasing depreciation and lease expenses. Rent expense increased primarily due to an increase in the number of branch offices and tighter real estate markets.

    Other operating expenses increased 16% ($9.1 million) and 15% ($26.3 million), respectively, for the three and nine months ended September 25, 1998, compared to the same periods ended September 26, 1997. The most significant increase ($1.4 million and $4.1 million, respectively, for the quarter and nine months ended September 25, 1998) relates to the expansion of the Partnership's national advertising program. The remaining increases relate to increasing the sales force and expanding internationally.

YEAR 2000

    The Partnership has been preparing its systems for the Year 2000. Year 2000 plans encompass The Jones Financial Companies, L.L.L.P. and its subsidiaries, both domestic and international. The Partnership's assessment of the impact of Year 2000 on its systems and the steps required to modify the systems is substantially complete. The partnership is in the process of implementing these steps through renovation and replacement of its systems and testing.

    The Partnership is planning to participate in the March, 1999 securities industry test and plans to have its Year 2000 efforts, including testing, completed by June 30, 1999. Contingency plans for the Year 2000 are being developed, and are anticipated to be completed by the end of 1998. The cost of preparing the systems for Year 2000 compliance is not anticipated to have a material impact on the Partnership's operating results or financial conditions.

    In addition to renovating its own systems, the Partnership is working with its vendors to assess their Year 2000 readiness.
Regardless of these efforts, no level of effort or testing can guarantee that potential Year 2000 problems won't occur.

Part I.               FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL ADEQUACY

    The Partnership's equity capital at September 25, 1998, after the reserve for anticipated withdrawals, was $392.9 million compared to $271.2 million as of September 26, 1997. Equity capital has increased primarily due to retention of earnings, net contributions of subordinated limited partnership capital, and completion of a limited partnership offering of $62 million in July 1998.

    At September 25, 1998, the Partnership had $91.9 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

    A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $154.9 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and Investment Securities will be sufficient to meet the Partnership capital and liquidity requirements.

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

CASH FLOWS

    For the nine months ended September 25, 1998, cash and cash equivalents increased $30.2 million. Cash flows from operating activities provided $114.9 million. Net income adjusted for depreciation provided $189.8 million and receivables from customers, (net of

Part I.               FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


payables to customers), increased $98.1 million. Investing activities used $.4 million, net, from the sale of investment and for the purchase of fixed assets. Cash flows from financing activities used $84.4 million primarily for withdrawals and distributions from partnership capital, net of issuance of partnership interests. Excess cash balances were used to pay down long-term debt.

    There were no material changes in the Partnership's overall financial condition during the nine months ended September 25, 1998.
The Partnership's balance sheet is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Partnership failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

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


            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                         (Registrant)




Dated:  November 6, 1998     /s/ John W. Bachmann
                             -----------------------------
                             John W. Bachmann
                             Managing Partner





Dated:  November 6, 1998     /s/ Steven Novik
                             -----------------------------
                             Steven Novik
                             Chief Financial Officer

Part II.               OTHER INFORMATION

                         EXHIBIT INDEX

            THE JONES FINANCIAL COMPANIES, L.L.L.P.

            For the quarter ended September 25, 1998


Exhibit No.   Description                                   Page
----------------------------------------------------------------
27.0          Financial Data Schedule (provided for the
              Securities and Exchange Commission only)