Form 10-K
period 1998-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 1999-03-31
CIK 815917

                            United States
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                      _______________________

                              FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 Commission file number 0-16633
                          -----------------                        -------

                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
--------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                43-1450818
--------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

        12555 Manchester Road
         Des Peres, Missouri                              63131
--------------------------------------------------------------------------
(Address and principal executive office)                (Zip Code)

Registrant's telephone number, including area code    (314) 515-2000
                                                   -----------------------

Securities registered pursuant to Section 12(b) of the act:

                                               Name of each exchange
         Title of each class                    on which registered

-------------------------------------     --------------------------------
                NONE                                   NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Interests
--------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [  ]

As of March 29, 1999 there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
None

                               PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. (the "Registrant" and also referred to herein as the "Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. The terms "Registrant" and "Partnership" used throughout, refer to The Jones Financial Companies, L.L.L.P. and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, said date representing the organization date of Edward D. Jones & Co., L.P. ("EDJ"), the Partnership's principal subsidiary. EDJ was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.L.L.P.

The Partnership's principal operating subsidiary, EDJ is a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, and is a distributor of mutual fund shares. EDJ conducts business throughout the United States, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, American, Chicago, Toronto, Montreal and London exchanges, and is a registered broker/dealer with the National Association of Securities Dealers, Inc., ("NASD").

As of February 28, 1999, the Partnership was comprised of 166 general partners, 3,943 limited partners and 84 subordinated limited partners.

At December 31, 1998, the Partnership is organized as follows: The Partnership owns 100 percent of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100 percent of the outstanding common stock of LHC, Inc., a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P. a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100 percent of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5 percent of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the equity of Edward D. Jones & Co., an Ontario limited partnership and its general partner, Edward D. Jones & Co. Canada Holding Co., Inc. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ("Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage a joint venture. The Partnership has an equity position in several entities formed to act as general partners of various direct participation programs sponsored by the Nooney Corporation as follows: Nooney Income Investments, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock; Nooney Income Investments Two, Inc. (a Missouri corporation), 100% of outstanding Class B non-voting stock. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., also a wholly owned subsidiary, is the general partner of EDJ Ventures, Ltd.

                           PART I

The Partnership is the sole member of EJ Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company; EJ Insurance Agency of Michigan, L.L.C., a Michigan limited liability company; and EJ Insurance Agency of New Mexico. L.L.C., a New Mexico limited liability company.
EJ Insurance Agency Holding, L.L.C. is the sole member of EJ Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company. The Partnership and EJ Insurance Agency are multi-members of EJ Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company; EJ Insurance Agency of Alabama, L.L.C., an Alabama limited liability company, EJ Insurance Agency of Montana, L.L.C., a Montana limited liability company; and EJ Insurance Agency of Ohio, an Ohio limited liability company. EJ Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are multi-members of EJ Insurance Agency of California, L.L.C., a California limited liability company. The Partnership owns all of the outstanding common stock of EJ Insurance Agency of Nevada, Inc. The Partnership is an affiliate of EJ Insurance Agency of Texas, Inc. All of the insurance agencies engage in general insurance brokerage activities.

The Partnership holds all of the partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trusts. The general partner of Unison Investment Trusts, L.P.,Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group, Inc., a Delaware limited purpose corporation which has issued and sold collateralized mortgage obligation bonds, and Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.L.P. Community Investment Partners II, L.L.P. and Community Investment Partners III, L.L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

Within the past five years, the Registrant has added several new legal entities. In 1994, Edward D. Jones & Co., an Ontario limited partnership and its general partner Edward D. Jones & Co. Canada Holding Co., Inc. were established as subsidiaries of EDJ. These Canadian subsidiaries allowed expansion of the Registrant into Canada. In 1995, Boone National Savings and Loan Association, F.A. was purchased and has allowed EDJ to offer trust services to its customers in all 50 states. During 1997, Edward Jones Limited, a U.K. private limited company was organized. During 1998, the Registrant began brokerage operations in the United Kingdom under this entity. During 1998, EJ Mortgage L.L.C. was established. EJ Mortgage L.L.C., a wholly owned subsidiary of EDJ, owns 50% of Edward Jones Mortgage, a joint venture offering residential mortgage lending services to EDJ's customers.

Due to state laws and regulations, certain states require separate legal entities to transact insurance business. During 1998, changes were made to certain insurance entities as a result of changes in state laws and regulations. The following entity was added: EDJ Insurance Agency of Michigan, L.L.C., limited liability company.

                              PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years the sources of the Partnership's revenues by dollar amounts, (all amounts in thousands):

                                          1998           1997           1996
------------------------------------------------------------------------------
Commissions
   Listed                             $  170,621     $  138,199       $102,905
   Mutual Funds                          529,285        407,430        319,091
   O-T-C                                  80,774         64,488         49,728
   Insurance                             178,436        161,800        139,860
   Other                                     303            110          1,986
   Principal Transactions                147,938        166,209        171,903
Investment Banking                        51,726         13,865         15,719
Interest & Dividends                     118,238         92,938         72,726
Money Market Fees                         43,987         35,831         30,187
IRA Custodial Service Fees                16,121         12,200          8,927
Other Revenues                            71,539         42,209         39,036
Gain on Investment                        40,995              -              -
                                      ----------     ----------       --------
Total Revenues                        $1,449,963     $1,135,279       $952,068

Because of the interdependence of the activities and departments of the Partnership's investment business and the arbitrary assumptions involved in allocating overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership's operations. Furthermore, the net income of firms principally engaged in the securities business, including the Partnership's, is affected by interest savings as a result of customer and other credit balances and interest earned on customer margin accounts.

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

                              PART I

the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, imposes a more stringent maintenance requirement.

Variations in revenues from listed brokerage commissions between periods is largely a function of market conditions; however, some portion of the overall increases in recent years is due to the growth in the number of investment representatives over these periods.

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

As in the case of listed brokerage transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the varying number of investment representatives employed by the Partnership over the periods indicated.

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

INVESTMENT BANKING. The Partnership's investment banking activities are performed by its Syndicate and Underwriting Departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities either in a primary distribution on behalf of the issuer of such securities, or in a secondary distribution on behalf of a holder of such securities. The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

Unlike many larger firms against which the Partnership competes, the Partnership does not presently engage in other investment banking activities such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions or providing consulting and financial advisory services to corporations.

                              PART I

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

MONEY MARKET FEES, IRA CUSTODIAL SERVICE FEES AND OTHER REVENUES. Other revenue sources include money market management fees, IRA custodial services fees, gains from sales of certain assets, and other product and service fees. Also, non-commission revenue is received from mutual funds the Partnership distributes. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual service fee for its services.

The Partnership has registered an investment advisory program with the SEC under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and are included under "Other Revenues."

The Partnership also offers trust services to its customers through the Edward Jones Trust Company, a division of the Association. The Partnership offers a co-branded credit card with a major credit card processing company and receives revenue on new card issuances, card renewals, and a portion of sales transactions made on the credit card. In 1998, the Partnership began offering mortgage loans to its customers through a joint venture. The Partnership also offers loans to small businesses through a regional bank.

RESEARCH DEPARTMENT. The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers. The Department supplements its own research with the services of various independent research services. The Partnership competes with many other securities firms with substantially larger research staffs in its research activities.

                             PART I

SHAREHOLDER ACCOUNTING. In 1998, the Partnership began performing Shareholder Accounting Services for certain mutual funds which it distributes. Shareholder Accounting includes performing sub-accounting for accounts registered in firm name including supporting, in-house, trade processing, dividend calculations, and other sub-transfer agent processes. The firm charges the mutual funds for the services it performs.

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

Automated Data Processing, Inc., ("ADP"), First Marathon Securities Limited and Pershing Securities Limited provide automated data processing services for customer account activity and related records for the United States, Canada, and the United Kingdom, respectively.

                                PART I

The Partnership does not employ its own floor broker for transactions on exchanges. The Partnership has arrangements with other brokers to execute the Partnership's transactions in return for a commission based on the size and type of trade. If, for any reason, any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss. While the coverages provided by the Securities Investors Protection Corporation ("SIPC") and protection in excess of SIPC limits would be available to customers of the Partnership, to the extent that the Partnership would not be able to meet the obligations of the customers, such customers might experience delays in obtaining the protections afforded them by the SIPC and the Partnership's insurance carrier.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its general partners, the Partnership has approximately 15,795 full and part-time employees. This includes 4,807 registered salespeople as of February 28, 1999. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes nine weeks of concentrated instruction and on-the-job training in a branch office. The first phase of training is spent studying Series 7 examination materials and preparing for and taking the examination. After passing the examination, trainees spend one week in a comprehensive training program in St. Louis followed by three weeks of on-the-job training in branch locations reviewing investments, office procedures and sales techniques. The salesperson is then sent to a designated location, for four weeks, to establish the EDJ office, conduct market research and prepare for opening the office. After the salesperson has opened a branch office, one final week is spent in a central location to complete the initial training program. Two and four months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 4,605 branch offices as of February 28, 1999, primarily staffed by a single registered representative. The offices are located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 181 offices as of February 28, 1999) and the United Kingdom (through 36 offices as of February 28, 1999).

                               PART I

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

REGULATION. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EDJ or an affiliate is registered as a broker-dealer in 50 states, Puerto Rico, Canada, and the United Kingdom.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and the United Kingdom which is regulated by The Securities and Futures Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

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

                               PART I

are not readily convertible into cash and to provide a conservative statement of other assets such as a company's inventories. Failure to maintain the required Net Capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the Net Capital Rule.

ITEM 2. PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri, comprising 19 separate buildings. Two of the locations are owned by the Partnership and the third location is leased through a long-term operating lease. In addition, the Partnership leases its Canadian headquarters facility in Mississauga, Ontario through an operating lease and has a long-term operating lease for its United Kingdom headquarters located in London, England. The Partnership also maintains facilities in 4,605 branch locations (as of February 28, 1999) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

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

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Limited or Subordinated Limited Partnership interests and their assignment is prohibited.

ITEM 6.  SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data.
(All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                                            1998              1997               1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                  $1,449,963        $1,135,279          $952,068          $722,785          $661,258
Net income                               $  199,209        $  114,184          $ 92,888          $ 58,186          $ 53,857

Net income per
   weighted average
   $1,000 equivalent
   limited partnership
   unit outstanding                      $   274.30        $   176.06           $170.63           $125.01           $127.59

Weighted average
   $1,000 equivalent
   limited partnership
   units outstanding                        103,747            93,962            96,879            67,345            63,165

Net income per
   weighted average
   $1,000 equivalent
   subordinated limited
   partnership unit
   outstanding                           $   448.17        $   320.61           $301.44           $225.00           $237.83

Weighted average
   $1,000 equivalent
   subordinated limited
   partnership units
   outstanding                               44,026            37,332            30,543            27,720            21,789
-----------------------------------------------------------------------------------------------------------------------------

                              PART II

Item 6.  Selected Financial Data

Summary Balance Sheet Data:


                                            1998              1997              1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------
Total assets                             $2,118,844        $1,554,798        $1,380,416        $1,045,501          $953,359
                                         ==========        ==========        ==========        ==========          ========

Long-term debt                           $   41,825        $   53,350        $   67,190        $   70,127          $ 41,779

Other liabilities,
   exclusive of
   subordinated
   liabilities                            1,434,020           979,797           826,609           605,080           585,057

Subordinated liabilities                    200,275           216,500           216,500           122,000           136,000

Total partnership capital                   442,724           305,151           270,117           248,294           190,523
                                         ----------        ----------        ----------        ----------          --------

Total liabilities and
   partnership capital                   $2,118,844        $1,554,798        $1,380,416        $1,045,501          $953,359
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

                                                    1998 vs. 1997                      1997 vs. 1996
                                                                Increase      (Decrease)
                                            Amount             Percentage       Amount             Percentage
-------------------------------------------------------------------------------------------------------------
Net Revenue:
   Commissions                             $187,392                24%         $158,457                26%
   Principal transactions                   (18,271)              (11)           (5,694)               (3)
   Investment banking                        37,861               273            (1,854)              (12)
   Interest and dividends                    25,300                27            20,212                28
   Gain on investment                        40,995               N/A                 -                 -
   Other                                     41,407                46            12,090                15
                                           --------                            --------
      Total revenue                         314,684                28           183,211                19

   Interest expense                           3,012                 7             7,665                21
                                           --------                            --------

      Net Revenue                           311,672                29           175,546                19
                                           --------                            --------

Operating Expenses:
   Compensation and benefits                173,000                27            99,300                18
   Occupancy and equipment                   16,030                12            28,617                27
   Communications and data
      processing                             10,978                14             6,085                 9
   Payroll and other taxes                   10,054                29             5,407                18
   Floor brokerage and
      clearance fees                          1,018                13             1,021                14
   Other operating expenses                  15,567                19            13,820                21
                                           --------                            --------

      Total operating expenses              226,647                23           154,250                19
                                           --------                            --------


Net income                                 $ 85,025                74%         $ 21,296                23%
                                           ========                            ========

=============================================================================================================


              RESULTS OF OPERATIONS (1998 VERSUS 1997)

Revenue and Net Income reached record levels in 1998 of $1.4 billion and $199 million, respectively. Total revenue compared to 1997 increased 28% and included a $41 million investment gain. Operating expenses increased 23% compared to 1997. Net income excluding the gain on investment increased 38% while total net income (including the investment gain) increased 74% during 1998.

                              PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Partnership has continued to focus on sales force growth and increased product and service offerings. The Partnership added 731 (18%) Investment Representatives (IRs) to its sales force, in 1998 ending the year with 4,685 IRs in the United States, Canada and the United Kingdom. The Partnership continued to expand its offering of products and financial services during 1998, through the formation of a joint venture, Edward Jones Mortgage, to provide residential mortgage lending to Edward Jones' customers. Continued efforts are underway to provide the technology infrastructure necessary for the partnership to support continued office growth and new product offerings.

Total revenue increased 28% ($315 million) during 1998 compared to 1997. Revenue growth was attributable to strong securities markets, an increase in the number of IRs, continued maturity of existing IRs and the gain from the Partnership's holdings of Federated securities. The Partnership segments its revenues between trade revenues (revenues from buy or sell transactions on securities) and fee revenues (sources other than trade revenues). Trade revenue comprised 70% of revenue (excluding the federated gain) versus 72% during 1997. Fee Revenue sources, such as service fees, management fees, IRA fees and interest income represented the remaining 30% of revenue (excluding the Federated gain) reported for 1998.

Trade revenue increased 21% ($169 million) to $987 million during 1998. Revenue growth resulted from growth in the number of IRs and customer dollars invested, offset by a decrease in the commission earned on each dollar invested and one less selling day in 1998 compared to 1997.
Total customer dollars invested were $39.9 billion during 1998, representing a 22% ($7.3 billion) increase compared to 1997. Continued maturity and growth of the sales force and strong securities markets contributed to increasing customer dollars invested to record levels. A shift in product mix to lower margin products resulted in a 1% decrease in revenue per $1,000 invested from $25.10 in 1997 to $24.80 in 1998.

Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees increased 33% ($106 million) to $423 million. Fee revenue is primarily associated with the value of Customers' Assets. Total Customers' Assets increased 27% to $183 billion in 1998. The Partnership's expansion of its product and service offerings had a positive impact on Fee revenue.

The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment. The Partnership distributes Federated's mutual funds. Additionally, since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily Passsport Cash Trust. During 1998, the Partnership sold two million shares of its investment in Federated Investors in Federated's initial public offering. The Partnership recognized a $41 million gain on its Federated holding. The gain included $35 million realized from the sale of two million shares and $6 million unrealized from 400,000 shares still held.

Focusing on changes in major revenue categories, Commissions increased 24% ($187 million) during 1998. Mutual fund commissions increased 30% ($122 million) and accounted for 65% of Commission revenue growth. Listed and over-the-counter (OTC) agency commissions increased 24% ($49 million) over 1997 levels accounting for 26% of the total commission growth for 1998. The remaining commission growth resulted primarily from a $17 million increase in insurance commissions.

Principal transaction revenue decreased 11% ($18 million) during 1998. Product categories experiencing the greatest declines were CDs and Corporate Bonds. Customers tended to invest more in mutual fund and equities in 1998 and trended away from fixed income securities.

                              PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Investment Banking revenues increased 273% ($38 million) compared to 1997 and represented 12% of total revenue growth for the partnership. The Partnership was more active in originating equity and debt securities for major issuers.

Interest and dividend income increased 27% ($25 million) to $118.2 million. Interest from customer loans increased 41% ($27.4 million) as the Partnership's customer loan balances increased to $1.1 billion (29%) during 1998.

Other Revenue increased 46% ($41 million) compared to 1997. Fee revenue received from mutual fund and insurance products, and money market management fees increased 80% ($26 million) and 25% ($9 million), respectively. Fee revenues are earned based on Customer Asset balances. Customers' Assets continued to grow during 1998 due to strong securities markets and an increase in the number of customers the Partnership serves as it increased its sales force. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 32% ($4 million).

Interest expense increased 7% ($3 million) compared to 1997. The interest expense growth is directly related to interest paid on customer balances.

Operating Expenses increased 23% ($227 million) to $1.2 billion in 1998. Compensation costs represent 76% ($173 million) of the total expense growth for the year. Sales compensation increased 22% ($87.8 million) due to increased revenue and an increased number of IRs. Variable compensation which expands and contracts in relation to revenues net income and profit margin, increased 50% ($45 million) in 1998 due to the Partnership's strong revenue and earnings levels. Bonuses paid to IRs and BOAs increased 57% ($31.3 million), and profit sharing expense increased 37% ($10.8 million). Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional support at both the headquarters and in the branches.

Occupancy and Equipment and Communications and data processing expenses increased 12% ($16 million) and 14% ($11 million) compared to 1997. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase the number of its IRs, locations, and customers.

Other operating expenses include costs associated with the firm's marketwide advertising program which expanded in 1998. Remaining expense increases represent costs necessary to support a larger organization.

              RESULTS OF OPERATIONS (1997 VERSUS 1996)

Revenue exceeded $1 billion and net income exceeded $100 million for the first time in the Partnership's history. Revenues of $1.135 billion increased by 19% ($183.2 million) and expenses of $1.021 billion increased by 19% ($161.9 million) compared to 1996. As a result, net income increased 23% ($21.3 million) over 1996 to $114.2 million.

The Partnership also progressed on other significant objectives in 1997, which include growth of its sales force, expansion of the products and services offered to customers, and implementation of new technology. During 1997, the Partnership added 428 (12%) Investment Representatives ("IRs") to its sales force, ending the year with 3,954 IRs in the United States and Canada. The Partnership continued to expand its offering of products and services through the co-issuance of a credit card. Additionally, its trust services, which commenced in 1996, were expanded
to all 50 states.   The Partnership completed its conversion to client
server technology in all of its branch offices during mid-1997. This conversion marked the beginning of a new technological infrastructure for the Partnership which will support growth

                              PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

in the number of offices and the ability to offer more products and services to meet the needs of the individual investor.

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

Other Revenues increased 15% ($12.1 million) over 1996; however, 1996 included a $7.0 million gain from the sale of the Partnership's minority interest in a mutual fund company. Excluding this gain, Other Revenues increased 27% ($19.1 million) over 1996. Revenues from money market management fees and fee revenue received from mutual fund and insurance products increased 20% ($5.9 million) and 37% ($8.8 million), respectively. These increases are attributable to increased Customers' Assets. Custodial fees from IRA accounts increased 37% ($3.3 million) due to the result of increased numbers of accounts. The remaining increase is due to increased services offered to customers of the Partnership.

                              PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 1998, including the reserve for anticipated withdrawals, was $442.7 million compared to $305.2 million as of December 31, 1997. Equity capital has increased primarily due to retention of General Partner earnings, net contributions of subordinated limited partnership capital, and completion of a $62 million limited partnership offering in July, 1998.


At December 31, 1998, the Partnership had $143.7 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million of which is through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $166.9 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

                              PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Partnership's principal subsidiary, Edward D. Jones & Co., L.P. ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations.

For the year ended December 31, 1998, cash and cash equivalents increased $82 million. Cash flows from operating activities provided $194.4 million. Investing activities used $23 million. Fixed asset purchases totalled $58.6 million, and were offset by $35.6 million in proceeds from the Federated security sale. Cash flows from financing activities used $89.4 million for partnership withdrawals and repayment of subordinated liabilities. A significant source of cash from financing activities was a $62 million limited partnership offering in July, 1998.

For the year ended December 31, 1997, cash and cash equivalents decreased $3.1 million. Cash flows from operating activities provided $143.4 million. Investing activities used $53.6 million for the purchase of fixed assets primarily related to the purchase of client server equipment. Cash flows from financing activities used $93 million primarily for withdrawals and distributions from partnership capital and to repay long-term debt.

For the year ended December 31, 1996, cash and cash equivalents increased $20.7 million. Cash flows from operating activities provided $107.9 million. Investing activities used $107.6 million primarily for the purchase of fixed assets and investment securities. Financing activities which provided cash were the issuance of long-term debt, subordinated liabilities and partnership interests. Cash flows from financing activities provided $20.5 million primarily from the issuance of subordinated debt offset by capital withdrawals and distributions.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1998, EDJ's Net Capital of $298.3 million was 26% of aggregate debit items and its net capital in excess of the minimum required was $275.4 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 25%. Net Capital and the related capital percentage may fluctuate on a daily basis.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1998, compared with the year ended December 31, 1997. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES

The Partnership has been preparing its systems for the Year 2000. Year 2000 plans encompass The Jones Financial Companies, L.L.L.P. and its subsidiaries, both domestic and international. The Partnership's

                              PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

assessment of the impact of Year 2000 on its systems and the steps required to modify its systems is substantially complete. The
Partnership is in the process of implementing these steps through renovation and replacement of its systems and testing.

The Partnership participated in the March, 1999 securities industry test and plans to have its Year 2000 efforts, including testing, completed by June 30, 1999. Contingency plans for the Year 2000 were completed durding March 1999. The cost of preparing the systems for Year 2000 compliance is not anticipated to have a material impact on the Partnership's operating results or financial condition.

In addition to renovating its own systems, the Partnership is working with its vendors to assess their Year 2000 readiness. Regardless of these efforts, no level of effort or testing can guarantee that potential Year 2000 problems will not occur.

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year 2000," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Partnership failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Partnership is required to adopt the provisions of SFAS 133 in the year 2000. Adoption of this statement is not expected to significantly impact the Partnership's consolidated financial position, results of operations or cash flows.

ITEM 7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The Securities and Exchange Commission issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the firm's risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

The Partnership maintains inventories as detailed in Note 5 to the Consolidated Financial Statements. The fair value of these securities at December 31, 1998 was $111 million in long positions and $19 million in short positions. The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 1998 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                              PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                                Page No.

      Report of Independent Public Accountants                     21

      Consolidated Statements of Financial Condition as of
      December 31, 1998 and 1997                                   22

      Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996                             24

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                             25

      Consolidated Statements of Changes in Partnership Capital
      for the years ended December 31, 1998, 1997 and 1996         26

      Notes to Consolidated Financial Statements                   27

                              PART II

Item 8. Financial Statements and Supplementary Data


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.:

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. (a Missouri Limited Liability Limited Partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
February 22, 1999

                              PART II

Item 8. Financial Statements and Supplementary Data

                            THE JONES FINANCIAL COMPANIES, L.L.L.P.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        ASSETS

                                                                       December 31,      December 31,
(Amounts in thousands)                                                    1998              1997
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents                                              $  143,745        $   61,738

Securities purchased under agreements to resell                           115,000             1,450

Receivable from:
   Customers (Note 2)                                                   1,165,483           894,509
   Brokers, dealers and clearing organizations (Note 3)                    34,518            26,449
   Mortgages and loans (Note 4)                                            68,822            70,545

Securities owned, at market value (Note 5):
   Inventory securities                                                   110,864            63,407
   Investment securities                                                  166,887           171,087

Equipment, property and improvements (Note 6)                             201,901           187,540

Other assets                                                              111,624            78,073
                                                                       ----------        ----------
   TOTAL ASSETS                                                        $2,118,844        $1,554,798
=====================================================================================================

The accompanying notes are an integral part of these statements.

                              PART II

Item 8. Financial Statements and Supplementary Data

                            THE JONES FINANCIAL COMPANIES, L.L.L.P.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                              LIABILITIES AND PARTNERSHIP CAPITAL
                                                                       December 31,       December 31,
(Amounts in thousands)                                                    1998               1997
------------------------------------------------------------------------------------------------------
Bank loans (Note 7)                                                    $    6,967          $ 19,000

Payable to:
   Customers (Note 2)                                                   1,045,440           664,874
   Brokers, dealers and clearing organizations (Note 3)                    55,423            34,100
   Depositors (Note 8)                                                     74,152            67,588

Securities sold but not yet purchased,
   at market value (Note 5)                                                18,928            17,198

Accounts payable and accrued expenses                                      75,811            59,472

Accrued compensation and employee benefits                                157,299           117,565

Long-term debt (Note 9)                                                    41,825            53,350
                                                                       ----------        ----------
                                                                        1,475,845         1,033,147
                                                                       ----------        ----------

Liabilities subordinated to claims
   of general creditors (Note 10)                                         200,275           216,500
                                                                       ----------        ----------

Partnership capital (Notes 11 and 12):
   Limited partners                                                       152,732            92,965
   Subordinated limited partners                                           44,896            37,446
   General partners                                                       204,734           146,817
                                                                       ----------        ----------


                                                                          402,362           277,228

Partnership capital reserved for anticipated withdrawals                   40,362            27,923
                                                                       ----------        ----------


      TOTAL PARTNERSHIP CAPITAL                                           442,724           305,151
                                                                       ----------        ----------


      TOTAL LIABILITIES AND CAPITAL                                    $2,118,844        $1,554,798

======================================================================================================

The accompanying notes are an integral part of these statements.

                              PART II

Item 8. Financial Statements and Supplementary Data

                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                                                      Years Ended
                                                                    -------------------------------------------------
(Amounts in thousands,                                              December 31,      December 31,       December 31,
except per unit information)                                           1998              1997               1996
---------------------------------------------------------------------------------------------------------------------
Net Revenue:
   Commissions                                                      $  959,419        $  772,027          $613,570
   Principal transactions                                              147,938           166,209           171,903

   Investment banking                                                   51,726            13,865            15,719
   Interest and dividends                                              118,238            92,938            72,726
   Gain on investment                                                   40,995                 -                 -
   Other                                                               131,647            90,240            78,150
                                                                    ----------        ----------          --------
      Total Revenue                                                  1,449,963         1,135,279           952,068

   Interest expense (Notes 2, 7, 8, 9, 10 and 11)                       46,986            43,974            36,309
                                                                    ----------        ----------          --------

      Net Revenue                                                    1,402,977         1,091,305           915,759
                                                                    ----------        ----------          --------

Operating Expenses:
   Compensation and benefits (Note 13)                                 816,025           643,025           543,725
   Occupancy and equipment (Notes 6 and 14)                            150,163           134,133           105,516
   Communications and data processing                                   87,381            76,403            70,318
   Payroll and other taxes                                              45,018            34,964            29,557
   Floor brokerage and clearance fees                                    9,123             8,105             7,084
   Other operating expenses                                             96,058            80,491            66,671
                                                                    ----------        ----------          --------

      Total Operating Expenses                                       1,203,768           977,121           822,871
                                                                    ----------        ----------          --------

Net income                                                          $  199,209        $  114,184          $ 92,888
                                                                    ==========        ==========          ========
Net income allocated to:
   Limited partners                                                 $   28,458        $   16,543          $ 16,530
   Subordinated limited partners                                        19,731            11,969             9,207
   General partners                                                    151,020            85,672            67,151
                                                                    ----------        ----------          --------

                                                                    $  199,209        $  114,184          $ 92,888
                                                                    ==========        ==========          ========
Net income per weighted average $1,000
equivalent partnership units outstanding:
   Limited partners                                                 $   274.30        $   176.06          $ 170.63
                                                                    ==========        ==========          ========

   Subordinated limited partners                                    $   448.17        $   320.61          $ 301.44
                                                                    ==========        ==========          ========

Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                                                    103,747            93,962            96,879
                                                                    ==========        ==========          ========
   Subordinated limited partners                                        44,026            37,332            30,543
                                                                    ==========        ==========          ========

The accompanying notes are an integral part of these statements.

                              PART II

Item 8. Financial Statements and Supplementary Data

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Years Ended
                                                                     ------------------------------------------------
                                                                     December 31,      December 31,      December 31,
(Amounts in thousands)                                                  1998              1997               1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                        $ 199,209         $ 114,184         $  92,888
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                     44,201            39,741            30,880
      Gain on investment                                               (40,995)                -                 -
      (Increase) decrease in securities purchased under
         agreements to resell                                         (113,550)          143,550          (145,000)
      Decrease (increase) in net receivable from customers             109,592          (208,973)          102,799
      Increase in net payable to brokers, dealers and
         clearing organizations                                         13,254            16,351            11,437
      Decrease (increase) in receivable from mortgages
         and loans                                                       1,723            (4,429)           (7,280)
      (Increase) decrease in securities owned, net                     (41,527)             (961)           24,709
      Increase in payable to depositors                                  6,564             4,463             1,936
      Increase in accounts payable
         and other accrued expenses                                     56,073            37,254            25,429
      (Decrease) increase in bank loans                                (12,033)           16,250           (29,753)
      Increase in other assets                                         (28,151)          (13,998)             (176)
                                                                     ---------         ---------         ---------

   Net cash provided by operating activities                           194,360           143,432           107,869
                                                                     ---------         ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of equipment, property and improvements                    (58,562)          (53,562)          (59,504)
   Purchase of investment securities                                         -                 -           (48,117)
   Proceeds from sale of investment                                     35,595                 -                 -
                                                                     ---------         ---------         ---------
   Net cash used in investing activities                               (22,967)          (53,562)         (107,621)
                                                                     ---------         ---------         ---------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
   Issuance of long-term debt                                                -                 -             7,993
   Repayment of long-term debt                                         (11,525)          (13,840)          (10,930)
   Issuance of subordinated liabilities                                      -                 -            94,500
   Repayment of subordinated liabilities                               (16,225)                -                 -
   Issuance of partnership interests                                    69,771             8,833             3,365
   Redemption of partnership interests                                  (2,554)           (3,407)           (5,733)
   Withdrawals and distributions from partnership capital             (128,853)          (84,576)          (68,697)
                                                                     ---------         ---------         ---------

   Net cash (used) provided by financing activities                    (89,386)          (92,990)           20,498
                                                                     ---------         ---------         ---------

      Net increase (decrease) in cash and cash equivalents              82,007            (3,120)           20,746
CASH AND CASH EQUIVALENTS,
   Beginning of year                                                    61,738            64,858            44,112
                                                                     ---------         ---------         ---------

   End of year                                                       $ 143,745         $  61,738         $  64,858
                                                                     =========         =========         =========

   Cash paid for interest                                            $  47,274         $  43,823         $  33,982
                                                                     =========         =========         =========

==================================================================================================================

The accompanying notes are an integral part of these statements.

                              PART II

Item 8. Financial Statements and Supplementary Data

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                    Subordinated
                                                    Limited           Limited           General
                                                  Partnership       Partnership       Partnership
(Amounts in thousands)                              Capital           Capital           Capital            Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          $ 98,410          $ 28,943          $103,465         $ 230,818


Issuance of partnership interests                          -             3,365                 -             3,365
Redemption of partnership interests                   (2,603)           (3,130)                -            (5,733)
Net income                                            16,530             9,207            67,151            92,888
Withdrawals and distributions                         (5,337)           (6,713)          (39,171)          (51,221)
Reserved for anticipated withdrawals                 (11,193)           (2,494)           (8,273)          (21,960)
                                                    --------          --------          --------         ---------

Balance, December 31, 1996                            95,807            29,178           123,172           248,157


Issuance of partnership interests                          -             8,833                 -             8,833
Redemption of partnership interests                   (2,842)             (565)                -            (3,407)
Net income                                            16,543            11,969            85,672           114,184
Withdrawals and distributions                         (6,388)           (8,262)          (47,966)          (62,616)
Reserved for anticipated withdrawals                 (10,155)           (3,707)          (14,061)          (27,923)
                                                    --------          --------          --------         ---------

Balance, December 31, 1997                            92,965            37,446           146,817           277,228


Issusance of partnership interests                    62,265             7,506                 -            69,771
Redemption of partnership interests                   (2,498)              (56)                -            (2,554)
Net income                                            28,458            19,731           151,020           199,209
Withdrawals and distributions                        (10,804)          (15,775)          (74,351)         (100,930)
Reserved for anticipated withdrawals                 (17,654)           (3,956)          (18,752)          (40,362)
                                                    --------          --------          --------         ---------


Balance, December 31, 1998                          $152,732          $ 44,896          $204,734         $ 402,362

The accompanying notes are an integral part of these statements.

                              PART II

Item 8. Financial Statements and Supplementary Data

               THE JONES FINANCIAL COMPANIES, L.L.L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1998, 1997 AND 1996

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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.

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

TRANSACTIONS. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. These transactions (and related revenue and expense) are recorded on a settlement-date basis, generally representing the third business day following the transaction date, which is not materially different than a trade-date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate, and other loans to individuals primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

                              PART II

Item 8. Financial Statements and Supplementary Data

SECURITIES-LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are generally reported as collateralized financings. Securities-borrowed transactions require the Partnership to deposit cash or other collateral with the lender. With respect to securities loaned, the Partnership receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

SECURITIES OWNED. Securities owned are valued at current market prices.

COLLATERAL. The Partnership continues to report asssets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is depreciated using straight-line and accelerated methods over estimated useful lives of five to seven years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated between thirty and thirty-two years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant renewals and betterments are capitalized.

SEGREGATED CASH AND SECURITIES OWNED. Cash and securities of $34,338 and $43,474 were segregated in a special bank account for the benefit of customers as of December 31, 1998 and 1997, respectively, under rule 15c3-3 of the Securities and Exchange Commission.

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership, and partners are liable for their own tax payments.

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

                              PART II

Item 8. Financial Statements and Supplementary Data

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
         AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                      1998              1997
--------------------------------------------------------------------------------
Securities failed to deliver                         $ 9,397           $ 4,851
Deposits paid for securities borrowed                 12,243            10,985
Deposits with clearing organizations                   2,394             2,318
Other                                                 10,484             8,295
                                                     -------           -------
Total receivable from brokers, dealers
   and clearing organizations                        $34,518           $26,449
                                                     =======           =======

Securities failed to receive                         $11,651           $10,873
Deposits received for securities loaned               43,651            23,207
Other                                                    121                20
                                                     -------           -------
Total payable to brokers, dealers and
   clearing organizations                            $55,423           $34,100
                                                     =======           =======

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is comprised of the Association's mortgage loans, which are primarily adjustable rate, commercial, and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                                               1998                               1997
                                                   -----------------------------       ----------------------------
                                                                      Securities                         Securities
                                                                      Sold but                            Sold but
                                                   Securities          not yet         Securities          not yet
                                                      Owned           Purchased          Owned            Purchased
-------------------------------------------------------------------------------------------------------------------
Inventory Securities:
   Certificates of deposit                          $  1,481           $   875          $  7,921           $ 1,392

   U.S. and Canadian government
     and U.S. agency obligations                      11,239            12,782             9,338             8,599
   State and municipal obligation                     76,764               384            32,319               190
   Corporate bonds and notes                          17,955             3,307             8,689             4,881
   Corporate stocks                                    3,425             1,580             5,140             2,136
                                                    --------           -------          --------           -------

                                                    $110,864           $18,928          $ 63,407           $17,198
                                                    ========           =======          ========           =======
Investment Securities:
   U.S. government and agency
     obligations                                    $166,887                            $171,087
                                                    ========                            ========

                              PART II

Item 8. Financial Statements and Supplementary Data

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in interest rates and market conditions. Any gain or loss on the hedging activities is recognized in Principal transaction revenue.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS
Equipment, property and improvements are summarized as follows:

                                                                       1998              1997
--------------------------------------------------------------------------------------------------
Land                                                                 $  13,505         $  13,756
Buildings and improvements                                             112,215           103,577
Equipment, furniture and fixtures                                      291,964           251,015
                                                                     ---------         ---------

   Total equipment, property and improvements                          417,684           368,348

Accumulated depreciation and amortization                             (215,783)         (180,808)
                                                                     ---------         ---------

   Equipment, property and improvements, net                         $ 201,901         $ 187,540
                                                                     =========         =========

NOTE 7 - BANK LOANS

EDJ borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 1998, the Partnership had bank lines of credit aggregating $575,000 of which $500,000 was through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. At December 31, 1998 and 1997, collateral with a market value of $1,149,316 and $766,264, respectively, was available to support secured bank loans of EDJ. Total bank loans outstanding under these lines were $15,000 as of December 31, 1997. The Association had loans from The Federal Home Loan Bank of $6,967 and $4,000 as of December 31, 1998 and 1997, respectively, which are secured by mortgage loans. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 5.8% and 6.6% at December 31, 1998 and 1997, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $13,107, $10,424 and $3,025 and the average interest rate (computed on the basis of the average aggregate loans outstanding) was 6.1%, 6.0%, and 6.7% for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors is comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

                              PART II

Item 8. Financial Statements and Supplementary Data

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                        1998              1997
--------------------------------------------------------------------------------------------------
Note payable, secured by equipment, interest at
   a rate of 6.66% at December 31, 1998, due in
   installments of principal plus interest, maturing
   through December  2000.                                             $ 4,250           $ 9,250

Notes payable, secured by property, interest
   rates ranging from 6.62% to 8.72% at
   December 31, 1998, principal and interest
   due in monthly installments, maturing from
   June 2003 through April 2008.                                        36,082            40,403

Notes payable, secured by the Association's
   stock, interest at a rate of 7.6% at
   December 31, 1998, annual principal due plus
   interest, maturing through June 2000.                                 1,493             3,697
                                                                       -------           -------

                                                                       $41,825           $53,350
                                                                       =======           =======

Scheduled annual principal payments, as of December 31, 1998 are as follows:

               Year                             Principal Payment
               ----                             -----------------
               1999                                  $ 6,787
               2000                                    8,419
               2001                                    5,334
               2002                                    5,781
               2003                                    4,157
               Thereafter                             11,347
                                                     -------
                                                     $41,825
                                                     =======

The Partnership has land, buildings and equipment and the Association's stock, with carrying values at December 31, 1998 of $58,106 and $10,543, respectively, which are subject to security agreements which collateralize various notes payable. Certain agreements contain restrictions that among other things, require maintenance of certain financial ratios, levels of indebtedness and limit the withdrawal of partnership capital. The carrying amounts of the long-term debt approximate their fair value as of December 31, 1998 and 1997.

                              PART II

Item 8. Financial Statements and Supplementary Data

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                                                        1998             1997
-------------------------------------------------------------------------------------------------
Capital notes, 8.18%, due in annual installments of $10,500
   commencing on September 1, 2000, with a final
   installment on September 1, 2008.                                  $ 94,500         $ 94,500

Capital notes, 7.95%, due in annual
   installments of $10,225 commencing on
   April 15, 1998, with a final installment
   of $10,200 due on April 15, 2006.                                    81,775           92,000

Capital notes, 8.96%, due in annual
   installments of $6,000 commencing on
   May 1, 1998, with a final installment on
   May 1, 2002                                                          24,000           30,000
                                                                      --------         --------

                                                                      $200,275         $216,500
                                                                      ========         ========

Required annual principal payments, as of December 31, 1998, are as follows:

               Year                             Principal Payment
               ----                             -----------------
               1999                                 $ 16,225
               2000                                   26,725
               2001                                   26,725
               2002                                   26,725
               2003                                   20,725
               Thereafter                             83,150
                                                    --------
                                                    $200,275
                                                    ========

The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1998, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $165,000 and Net Capital as computed in accordance with the uniform Net Capital Rule of 7.5% of aggregate debit items, or $85,774.

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $213,315 and $226,655 as of December 31, 1998 and 1997, respectively.

                              PART II

Item 8. Financial Statements and Supplementary Data

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 152,732 and 92,965 $1,000 units at December 31, 1998 and 1997, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $8,808, $7,053 and $7,271, for the years ended December 31, 1998, 1997 and 1996, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 44,896 and 37,446 $1,000 units at December 31, 1998 and 1997, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Under the Partnership agreement, a withdrawing limited partner's capital is payable in three equal annual installments; a withdrawing subordinated limited or general partner's capital is payable in four equal annual installments. The repayments of withdrawing limited, subordinated limited and general partners' capital commences at their withdrawal dates.

NOTE 12 - CAPITAL REQUIREMENTS

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

At December 31, 1998, EDJ's Net Capital of $298,256 was 26% of aggregate debit items and its Net Capital in excess of the minimum required was $275,383. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 25%. Net Capital and the related capital percentage may fluctuate on a daily basis.

The Association is required under federal regulation to maintain specified levels of liquidity and capital standards. The Association is in compliance with these regulations as of December 31, 1998.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $39,805, $29,014 and $23,634 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

                              PART II

Item 8. Financial Statements and Supplementary Data

NOTE 14 - COMMITMENTS

Furniture, fixtures, computer and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. Rent expense was $82,670, $73,146, and $55,959 for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership's non-cancellable lease commitments greater than one year are summarized below:

                  1999                               $58,266
                  2000                                41,028
                  2001                                33,866
                  2002                                20,555
                  2003                                11,873
                  Thereafter                          14,676

NOTE 15 - CONTINGENCIES

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

                              PART III


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 26, 1999, the Partnership was comprised of 166 general partners, 3,943 limited partners and 84 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 166 general partners.

The Executive Committee of the Partnership is comprised of John W. Bachmann, Douglas E. Hill, Michael R. Holmes, Richie L. Malone, Steven Novik, Darryl L. Pope and Robert Virgil, Jr. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

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

Following is a listing of the names of the Executive Committee, ages, dates of becoming a general partner and area of responsibility for each as of February 26, 1999:

Name                         Age             Partner           Area of Responsibility
--------------------------------------------------------------------------------------------
John W. Bachmann             60               1970             Managing Partner
Douglas E. Hill              54               1974             Product & Sales Division
Michael R. Holmes            40               1996             Human Resources
Richie L. Malone             50               1979             Information Systems
Steven Novik                 49               1983             Finance & Accounting
Darryl L. Pope               59               1971             Service Division
Robert Virgil, Jr.           64               1993             Headquarters Administration

Each member of the Executive Committee has been a general partner of the Partnership for more than five preceding years, except for Michael R. Holmes. Prior to 1996, Michael R. Holmes served as the Human Resource Officer for Automatic Data Processing.

                              PART III

Item 10. Directors and Executive Officers of the Registrant

John W. Bachmann is a director of Trans World Airlines, St. Louis, Missouri. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri, General American Life Insurance Company, St. Louis, Missouri, and OmniQuip International, Inc., Port Washington, Wisconsin.

ITEM 11.  EXECUTIVE COMPENSATION

The following table identifies the six highest compensated individuals of the Partnership during the three most recent years (including respective shares of profit participation).

                                                                                    Return to General
                                                                                     Partner Capital
                                                                              ------------------------------
                                              <F1>               <F2>           <F3>
                                                                              Net income     General Partner
                                                               Deferred       allocated         invested
                                                                Compen-       to General       Capital at           Total
                             Year           Salaries            sation        Partners           12/31           <F1><F2><F3>
-----------------------------------------------------------------------------------------------------------------------------
John W. Bachmann             1998           193,750             8,736         3,894,758         4,955,447         4,097,244
                             1997           175,000             7,976         2,528,085         4,894,502         2,711,061
                             1996           120,000             7,104         2,356,162         4,719,726         2,483,266

Douglas E. Hill              1998           153,750             8,736         5,116,327         7,591,323         5,278,813
                             1997           135,000             7,976         2,843,359         5,506,315         2,986,335
                             1996           118,000             7,104         2,426,261         4,978,341         2,551,365

Richie L. Malone             1998           153,750             8,736         4,955,823         7,064,148         5,118,309
                             1997           135,000             7,976         2,764,542         5,353,361         2,907,518
                             1996           118,000             7,104         2,426,261         4,978,341         2,551,365

Jim Weddle                   1998           153,750             8,736         4,267,475         6,431,538         4,429,961
                             1997           135,000             7,976         2,364,562         4,588,595         2,507,538
                             1996           115,000             7,104         1,806,904         3,879,227         1,983,008

Ray L. Robbins               1998           143,750             8,736         4,267,475         6,431,538         4,419,961
                             1997           125,000             7,976         2,364,562         4,555,595         2,497,538
                             1996           115,000             7,104         1,922,932         4,008,535         2,045,036

Larry R. Sobol               1998           143,750             8,736         4,267,475         6,413,538         4,419,961
                             1997           125,000             7,976         2,364,562         4,555,595         2,497,538
                             1996           115,000             7,104         1,922,932         4,008,535         2,045,036

<F1> Each non-selling general partner receives a salary generally ranging from $90,000 - $193,750 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the six individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.




                              PART III

Item 11. Executive Compensation

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

<F3> Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from .05% to 3.60% in 1998 and 1997 and .05% to 3.85% in 1996. At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.

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

As of February 28, 1999:

                                                  Name of           Amount of
                                                 Beneficial         Beneficial        Percent of
Title of Class                                     Owner            Ownership           Class
------------------------------------------------------------------------------------------------
Limited Partnership                             All General
Interests                                       Partners as
                                                a Group            $13,520,200             9%

Subordinated                                    All General
Limited Partnership                             Partners as
Interests                                       a Group            $20,000,053            39%
------------------------------------------------------------------------------------------------

                              PART III

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

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

                               INDEX

(a)  (1)  The following financial statements are included in Part
          II, Item 8:

                                                                  Page No.

     Report of Independent Public Accountants                       21

     Consolidated Statements of Financial Condition as of
     December 31, 1998 and 1997                                     22

     Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996                               24

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                               25

     Consolidated Statements of Changes in Partnership Capital
     for the years ended December 31, 1998, 1997 and 1996           26

     Notes to Consolidated Financial Statements                     27

     All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)  Report on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1998.

(c)  Exhibits

     Reference is made to the Exhibit Index hereinafter contained.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             -----------------------------------------

By (Signature and Title)              /s/ John W. Bachmann
                             -----------------------------------------
                                John W. Bachmann, Managing Partner


Date                         March 29, 1999
                             -----------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By (Signature and Title)              /s/ John W. Bachmann
                             -----------------------------------------
                                 John W. Bachmann, Managing Partner


Date                         March 29, 1999
                             -----------------------------------------

By (Signature and Title)               /s/ Steven Novik
                             -----------------------------------------
                               Steven Novik, Chief Financial Officer


Date                         March 29, 1999
                             -----------------------------------------

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

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998
  Exhibit
   Number  Page  Description
    3.1    <F*>  Eighth Amended and Restated Limited Partnership Agreement of The
                 Jones Financial Companies, L.P., LLP, dated November 1, 1996, incorporated herein by reference to Exhibit 3.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September 27,
                 1996.

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

    21           Subsidiaries of the Registrant, filed herewith.

    23.1    45   Consent of Independent Public Accountants.

    25     <F*>  Delegation of Power of Attorney to Managing Partner contained within
                 Exhibit 3.1

    27           Financial Data Schedule (provided for the Securities and Exchange
                 Commission only).

<F*>  Incorporated by reference to previously filed exhibits.