Form 10-Q
period 1999-03-26
JONES FINANCIAL COMPANIES LP LLP
filed 1999-05-13
CIK 815917

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ----------------------


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended MARCH 26, 1999
                   Commission file number 0-16633

               THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


     MISSOURI                                43-1450818
------------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                           63131
------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code     (314) 515-2000
                                                     -------------------


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

              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                               INDEX



                                                                     Page
                                                                    Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Financial Condition                3
         Consolidated Statement of Income                             5
         Consolidated Statement of Cash Flows                         6
         Consolidated Statement of Changes in Partnership Capital     7
         Notes to Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  14



Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           15

Item 6.  Exhibits and Reports on Form 8-K                            15


         Signatures                                                  16

                         Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                         ASSETS
                                                              (Unaudited)
                                                               March 26,        December 31,
(Amounts in thousands)                                            1999             1998
--------------------------------------------------------------------------------------------
Cash and cash equivalents                                     $  126,440        $  143,745

Securities purchased under agreements to resell                        -           115,000

Receivable from:
   Customers                                                   1,270,072         1,165,483
   Brokers or dealers and clearing
      organizations                                               37,847            34,518
   Mortgages and loans                                            70,417            68,822

Securities owned, at market value:
   Inventory securities                                           95,811           110,864
   Investment securities                                         166,903           166,887

Equipment, property and improvements                             207,276           201,901

Other assets                                                     119,321           111,624
                                                              ----------        ----------

TOTAL ASSETS                                                  $2,094,087        $2,118,844
============================================================================================

The accompanying notes are an integral part of these financial statements.

                         Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                           LIABILITIES AND PARTNERSHIP CAPITAL
                                                              (Unaudited)
                                                               March 26,        December 31,
(Amounts in thousands)                                           1999              1998
----------------------------------------------------------------------------------------------
Bank loans                                                    $   45,945        $    6,967

Payable to:
   Customers                                                     956,879         1,045,440
   Brokers or dealers and clearing organizations                  70,263            55,423
   Depositors                                                     75,013            74,152

Securities sold but not yet purchased, at market value            25,294            18,928

Accounts payable and accrued expenses                             83,567            75,811

Accrued compensation and employee benefits                       150,214           157,299

Long-term debt                                                    40,474            41,825
                                                              ----------        ----------

                                                               1,447,649         1,475,845
                                                              ----------        ----------

Liabilities subordinated to claims of general creditors          200,275           200,275
                                                              ----------        ----------

Partnership capital                                              415,966           402,362

Partner's capital reserved for anticipated withdrawals            30,197            40,362
                                                              ----------        ----------

                                                                 446,163           442,724

                                                              ----------        ----------
TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                     $2,094,087        $2,118,844

==============================================================================================

The accompanying notes are an integral part of these financial statements.

                                4

                         Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                 CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME
                                       (Unaudited)

                                                                    Three Months Ended
(Amounts in thousands,                                          March 26,         March 27,
except per unit information)                                      1999              1998
---------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                  $267,484          $226,884
   Principal transactions                                         46,110            29,617
   Investment banking                                              9,387            11,194
   Interest and dividends                                         30,413            23,297
   Other                                                          43,389            27,342
                                                                --------          --------
      Total Revenue                                              396,783           318,334
   Interest Expense                                               11,765            10,565
                                                                --------          --------
         Net Revenue                                             385,018           307,769

Expenses:
   Compensation and benefits                                     233,063           184,310
   Communications and data processing                             36,079            27,566
   Occupancy and equipment                                        30,177            25,337
   Payroll and other taxes                                        16,145            13,623
   Floor brokerage and clearance fees                              3,047             2,040
   Other operating expenses                                       27,458            22,935
                                                                --------          --------
                                                                 345,969           275,811
                                                                --------          --------

   Net income                                                     39,049            31,958
   Foreign currency translation                                      336                 -
                                                                --------          --------
   Comprehensive net income                                     $ 39,385          $ 31,958
                                                                ========          ========

Comprehensive net income allocated to:
   Limited partners                                             $  5,556          $  3,822
   Subordinated limited partners                                   3,728             3,610
   General partners                                               30,101            24,526
                                                                --------          --------

                                                                $ 39,385          $ 31,958
                                                                ========          ========

Comprehensive net income per weighted average $1,000
 equivalent partnership unit outstanding:
   Limited partners                                             $  36.56          $  41.35
                                                                ========          ========
   Subordinated limited partners                                $  72.54          $  82.29
                                                                ========          ========

Weighted average $1,000 equivalent
 partnership units outstanding:
   Limited partners                                              151,984            92,426
                                                                ========          ========
   Subordinated limited partners                                  51,392            43,866
                                                                ========          ========

=============================================================================================
The accompanying notes are an integral part of these financial statements.

                         Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)
                                                                     Three Months Ended
                                                                March 26,         March 27,
(Amounts in thousands)                                            1999              1998
---------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
   Comprehensive net income                                    $  39,385          $ 31,958
   Adjustments to reconcile net income to
        net cash provided by operating activities:
      Depreciation and amortization                               13,440            10,143
      Foreign currency translation                                  (336)                -
   Changes in operating assets & liabilities
      Securities purchased under
         agreements to resell                                    115,000            (7,050)
      Net receivable from customers                             (193,150)           19,866
      Net payable from
         brokers, dealers and clearing organizations              11,511             4,747
      Receivable from mortgages and loans                         (1,595)           (2,029)
      Securities owned, net                                       21,403           (15,244)
      Accounts payable and accrued expenses                          671            13,743
      Bank loans                                                  38,978           (15,000)
      Other assets                                                (7,361)           (2,999)
                                                               ---------          --------
   Net cash provided by operating activities                      38,807            38,746
                                                               ---------          --------

Cash Flows Used by Investing Activities:
   Purchase of equipment, property and improvements              (18,815)           (9,625)
                                                               ---------          --------
   Net cash used by investing activities                         (18,815)           (9,625)
                                                               ---------          --------

Cash Flows Used by Financing Activities:
   Repayment of long-term debt                                    (1,351)           (5,447)

   Issuance of partnership interests                               6,496             6,553
   Redemption of partnership interests                            (1,200)             (723)
   Withdrawals and distributions from
      partnership capital                                        (41,242)          (28,776)
                                                               ---------          --------

   Net cash used by financing activities                         (37,297)          (28,393)
                                                               ---------          --------

   Net (decrease) increase in cash and cash equivalents          (17,305)              728

Cash and Cash Equivalents, beginning of period                   143,745            61,738
                                                               ---------          --------

Cash and Cash Equivalents, end of period                       $ 126,440          $ 62,466
                                                               =========          ========
Cash paid for interest                                         $  11,487          $  9,937

==============================================================================================
The accompanying notes are an integral part of these financial statements.

                         Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                  THREE MONTHS ENDED MARCH 26, 1999, AND MARCH 27, 1998
                                       (Unaudited)
                                                      Subordinated
                                            Limited        Limited        General
                                        partnership    partnership    partnership
(Amounts in thousands)                      capital        capital        capital       Total
----------------------------------------------------------------------------------------------
Balance, December 31, 1997                 $ 92,965       $ 37,446       $146,817    $277,228

Net income                                    3,822          3,610         24,526      31,958

Issuance of partnership interests                 -          6,553              -       6,553

Redemption of partnership interests            (590)          (133)             -        (723)

Withdrawals and distributions                  (216)           (73)          (564)       (853)

Reserved for anticipated withdrawals         (3,813)        (3,537)       (17,193)    (24,543)
                                           --------       --------       --------    --------

Balance, March 27, 1998                    $ 92,168       $ 43,866       $153,586    $289,620


Balance, December 31, 1998                 $152,732       $ 44,896       $204,734    $402,362

Net income                                    5,516          3,690         29,843      39,049
   Foreign currency translation                  40             38            258         336
                                           --------       --------       --------    --------
      Comprehensive net income                5,556          3,728         30,101      39,385

Issuance of partnership interests                 -          6,496              -       6,496

Redemption of partnership interests          (1,200)             -              -      (1,200)


Withdrawals and distributions                   (17)          (102)          (761)       (880)

Reserved for anticipated withdrawals         (5,539)        (3,626)       (21,032)    (30,197)
                                           --------       --------       --------    --------

Balance, March 26, 1999                    $151,532        $51,392       $213,042    $415,966

==============================================================================================

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

     The Partnership's principal operating subsidiary, Edward D. Jones
& Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada, and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.

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

     The results of operations for the three months ended March 26, 1999 and March 27, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     At March 26, 1999, EDJ's Net Capital of $300,676 was 24% of aggregate debit items and its Net Capital in excess of the minimum required was $275,770. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 23%. Net Capital and the related capital percentage may fluctuate on a daily basis.

     Boone National Savings and Loan Association, F.A. ("Boone"), a wholly owned subsidiary of the Partnership, is required under federal regulation to maintain specified levels of liquidity and capital standards. Boone is in compliance with these regulations March 26, 1999.

               Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS
                QUARTER ENDED MARCH 26, 1999, VERSUS

                    QUARTER ENDED MARCH 27, 1998

     The Partnership experienced a record quarter in terms of both revenue and net income. Strong securities markets and growth in the sales force contributed to a 25% increase ($78.4 million) in total
revenue to $396.8 million for the first quarter of 1999.   Expenses
increased 25% ($71 million) to $357.4 million. The resulting net income increased 23% ($7.4 million) to $39.4 million for the first quarter of 1999.

     The Partnership broadly segments its revenues between Trade
Revenue and Fee Revenue. Trade Revenue has increased 19% ($44 million) over the first quarter of 1998. This increase is due to growth in both the number of Investment Representatives (IRs) and customer dollars invested during the period, offset by changes in the product mix and a decrease in business days. The partnership has added approximately 840 IRs since March, 1998, a 20% increase. These additional IRs (coupled with the continued maturing of the existing sales force and strong markets) resulted in customer dollars invested increasing 33% ($3 billion) over the first quarter of 1998. These positive factors were offset by a slight decrease in the gross commission percentage earned on each customer dollar as the product mix shifted to lower margin products and one less selling day in the first quarter of 1999 compared to the same quarter in 1998. The shift in product mix resulted in a $.27 decrease in revenue per $1,000 invested.

     Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees increased 38% ($34.3 million) to $123.6 million over the first quarter of 1998. Service Fees from mutual funds and insurance products (reported in commission revenue) increased 27% ($10.6 million) to $50 million. Other revenue sharing arrangements from mutual funds and insurance products increased 63% ($16.8 million) to $43.3 million. Fee revenue is supported by the value of Customers'
Assets.   Total Customers' Assets increased 19% ($30.9 billion) over the first quarter of 1998 to $190 billion. Interest income increased 29% ($6.8 million) to $30.4 million compared to the same period in 1998.
The increase is attributable to the growth in loans to customers

                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



(margin loans), which have increased 38% ($329.9 million) to $1.2 billion at the end of the 1st quarter of 1999.

     Expenses increased 25% ($71 million) to $357.4 million for the first quarter of 1999. A significant amount of the firm's expense increase is attributable to compensation and benefits which increased 26% ($48.8 million) over last year. Growth of the sales force and increased revenues increased direct sales compensation costs by 21% ($23.5 million) to $137.9 million. The Partnership also has a variable compensation structure which expands with increased profitability. Variable compensation, which is primarily comprised of IR bonuses and profit sharing contributions, increased 43% ($11.6 million) to $38.3 million for the first quarter of 1999. The remaining increase in Compensation reflects the increase in number of trainees and headquarters and branch support personnel required to support a larger organization.

     Occupancy and Equipment and Communications and Data Processing expenses increased 25.3% ($13.4 million) to $66.3 million for the first quarter of 1999. Increased expense levels are required to support the Partnership's expansion of its headquarters, branch locations and communications systems, enabling it to continue to increase the number of IRs, locations, and customers.

     Other operating expenses increased 18.2% ($4.2 million) to $27.1 million in the first quarter of 1999. This increase is primarily attributable to expansion of the Partnership's national advertising program, growing the sales force and expanding internationally.

LIQUIDITY AND CAPITAL ADEQUACY

     The Partnership's equity capital at March 26, 1999, after the reserve for anticipated withdrawals, was $416 million compared to $289.6 million as of March 27, 1998. Equity capital has increased primarily due to retention of General Partner earnings, contributions of subordinated limited partnership capital and completion of a $62 million limited partnership offering in July, 1998.

     At March 26, 1999, the Partnership had $126.4 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $575 million ($500 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements and investment securities will be sufficient to meet the Partnership's capital and liquidity requirements.

     The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings and private placements of subordinated debt.

     The Partnership's principal subsidiary, Edward D. Jones & Co., L.P., ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations.

CASH FLOWS

     For the quarter ended March 26, 1999, cash and cash equivalents decreased $17.3 million. Cash flows from operating activities provided $38.8 million. Comprehensive net income adjusted for depreciation provided $52.8 million. Receivables from customers, net of payables to customers, increased $193.2 million. Investing activities used $18.8 million for the purchase of fixed assets. Cash flows from financing activities used $37.3 million primarily for withdrawals and distributions from partnership capital, net of issuance of subordinated limited partnership interests.

     There were no material changes in the partnership's overall financial condition during the three months ended March 26, 1999, compared with the three months ended March 27, 1998. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

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

     The Partnership participated in the March, 1999 securities industry test and plans to have its Year 2000 efforts, including testing, completed by June 30, 1999. Contingency plans for the Year 2000 were completed during March, 1999. The cost of preparing the systems for Year 2000 compliance is not anticipated to have a material impact on the Partnership's operating results or financial condition.

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

               Part I.  FINANCIAL INFORMATION

Item 3. Market Risk Disclosure


There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended March 26, 1999.

                Part II.  OTHER INFORMATION



          THE JONES FINANCIAL COMPANIES, L.L.L.P.


Item 1:  Legal Proceeding

   There have been no material changes in the legal proceedings previously reported.


Item 6: Exhibits and Reports on Form 8-K

   (a)  Exhibits
        Reference is made to the Exhibit Index contained hereinafter.

   (b)  Reports on Form 8-K
        None

                     Part II.  OTHER INFORMATION



                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               (Registrant)



Dated:                             /s/  John W. Bachmann
                                   -----------------------------
                                   John W. Bachmann
                                   Managing Partner





Dated:                             /s/  Steven Novik
                                   -----------------------------
                                   Steven Novik
                                   Chief Financial Officer

                      Part II.  OTHER INFORMATION


                            EXHIBIT INDEX

                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 For the quarter ended March 26, 1999


Exhibit No.   Description                                             Page
--------------------------------------------------------------------------

27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)

 3.1          Tenth Amended and Restated  Agreement of Limited
              Liability Limited Partnership of The Jones Financial Companies, L.L.L.P. dated as of February 25, 1999.