Form 10-Q
period 1999-06-25
JONES FINANCIAL COMPANIES LP LLP
filed 1999-08-09
CIK 815917

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 25, 1999   Commission file number 0-16633


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     MISSOURI                                         43-1450818
-----------------------------------------------------------------------------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                                63131
-----------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code          (314) 515-2000
                                                          -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
     YES [X]   NO [  ]





                As of the filing date, there are no voting securities held by non-affiliates of the Registrant.

               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                               INDEX


                                                                   Page
                                                                 Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition              3
         Consolidated Statements of Income & Comprehensive Income    5
         Consolidated Statements of Cash Flows                       6
         Consolidated Statements of Changes in Partnership Capital   7
         Notes to Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                 14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           15

Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                  16

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           ASSETS
                                         (Unaudited)

                                                          June 25,                 December 31,
(Amounts in thousands)                                      1999                       1998
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                               $  123,436                 $  143,745

Securities purchased under agreements to resell                  -                    115,000

Receivable from:
   Customers                                             1,435,031                  1,165,483
   Brokers or dealers and clearing
     organizations                                          38,598                     34,518
   Mortgages and loans                                      71,947                     68,822

Securities owned, at market value:
   Inventory securities                                    200,942                    110,864
   Investment securities                                   142,487                    166,887

Equipment, property and improvements                       218,917                    201,901

Other assets                                               133,276                    111,624
                                                        ----------                 ----------
TOTAL ASSETS                                            $2,364,634                 $2,118,844

================================================================================================
The accompanying notes are an integral part of these financial statements.

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             LIABILITIES AND PARTNERSHIP CAPITAL
                                        (Unaudited)

                                                          June 25,                 December 31,
(Amounts in thousands)                                      1999                       1998
-----------------------------------------------------------------------------------------------
Bank loans                                              $  296,911                 $    6,967

Payable to:
   Customers                                               972,594                  1,045,440
   Brokers or dealers and clearing organizations            72,353                     55,423
   Depositors                                               77,990                     74,152

Securities sold but not yet purchased, at market value      24,002                     18,928

Accounts payable and accrued expenses                       87,049                     75,811

Accrued compensation and employee benefits                 159,679                    157,299

Long-term debt                                              39,101                     41,825
                                                        ----------                 ----------

                                                         1,729,679                  1,475,845
                                                        ----------                 ----------

Liabilities subordinated to claims of general
  creditors                                                184,050                    200,275
                                                        ----------                 ----------

Partnership capital                                        426,084                    402,362

Partners' capital reserved for anticipated
  withdrawals                                               24,821                     40,362
                                                        ----------                 ----------

   Total Partnership Capital                               450,905                    442,724
                                                        ----------                 ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL               $2,364,634                 $2,118,844

=============================================================================================
The accompanying notes are an integral part of these financial statements.

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                         CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                                               (Unaudited)
                                                          Three Months Ended            Six Months Ended

(Amounts in thousands,                                 June 25,       June 26,       June 25,       June 26,
except per unit information)                             1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------
Net revenue:
  Commissions                                          $302,287       $259,227       $569,771       $486,111
  Principal transactions                                 66,167         37,322        112,277         66,939
  Investment banking                                      6,762          9,170         16,149         20,364
  Interest and dividends                                 34,551         29,107         64,964         52,404
  Gain on investment                                          -         40,995              -         40,995
  Other                                                  49,749         30,662         93,138         58,004
                                                       --------       --------       --------       --------
    Total Revenue                                       459,516        406,483        856,299        724,817
  Interest Expense                                       12,732         11,257         24,496         21,822
                                                       --------       --------       --------       --------
    Net Revenue                                         446,784        395,226        831,803        702,995
                                                       --------       --------       --------       --------

Expenses:
  Compensation  and benefits                            269,857        214,794        502,920        399,104
  Communications and data processing                     41,074         30,010         77,153         57,576
  Occupancy and equipment                                30,937         26,522         61,114         51,859
  Payroll and other taxes                                14,128         11,309         30,273         24,932
  Floor brokerage and clearance fees                      3,039          2,423          6,086          4,463
  Other operating expenses                               32,772         23,625         60,231         46,560
                                                       --------       --------       --------       --------
    Total Expenses                                      391,807        308,683        737,777        584,494
                                                       --------       --------       --------       --------

Net income                                               54,977         86,543         94,026        118,501
Foreign currency translation                               (577)             -           (241)             -
                                                       --------       --------       --------       --------
  Comprehensive Net Income                             $ 54,400       $ 86,543       $ 93,785       $118,501
                                                       ========       ========       ========       ========

Comprehensive net income allocated to:
  Limited partners                                        7,631         10,275        $13,187        $14,097
  Subordinated limited partners                           4,969          9,219          8,697         12,829
  General partners                                       41,800         67,049         71,901         91,575
                                                       --------       --------       --------       --------
                                                       $ 54,400       $ 86,543       $ 93,785       $118,501
                                                       ========       ========       ========       ========

Comprehensive net income per weighted average $1,000
equivalent partnership units outstanding:
  Limited partners                                       $50.48        $111.99         $87.04        $153.36
                                                       ========       ========       ========       ========
  Subordinated limited partners                          $96.69        $210.02        $169.23        $292.31
                                                       ========       ========       ========       ========

Weighted average $1,000 equivalent
partnership units outstanding:
  Limited partners                                      151,129         91,797        151,557         92,112
  Subordinated limited partners                          51,392         43,950         51,392         43,908

============================================================================================================
The accompanying notes are an integral part of these financial statements.

                                5

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                               Six Months Ended
                                                                        June 25,              June 26,
(Amounts in thousands)                                                   1999                   1998
------------------------------------------------------------------------------------------------------
Cash Flows Provided By Operating Activities:
   Comprehensive net income                                            $  93,785              $118,501
   Adjustments to reconcile comprehensive net income to
            net cash provided by operating activities-
       Depreciation and amortization                                      26,617                20,921
       Foreign currency translation                                          241                     -
       Gain on investment                                                      -               (34,762)
   Changes in operating assets and liabilities-
       Securities purchased under agreements to resell                   115,000                 1,450
       Net receivable from customers                                    (342,394)              (43,855)

       Net payable to brokers, dealers
           and clearing organizations                                     12,850                20,336
       Receivable from mortgages and loans                                (3,125)                2,146

       Securities owned, net                                             (60,604)                4,773
       Payable to depositors                                               3,838                 2,315
       Accounts payable and accrued expenses                              13,618                23,818
       Bank loans                                                        289,944                 6,000
       Other assets                                                      (21,893)              (13,030)
                                                                       ---------              --------

   Net cash provided by operating activities                             127,877               108,613
                                                                       ---------              --------

Cash Flows (Used) Provided By Investing Activities:
   Proceeds from sale of investment                                            -                35,595
   Purchase of equipment, property and improvements                      (43,633)              (23,080)
                                                                       ---------              --------
   Net cash (used) provided by investing activities                      (43,633)               12,515
                                                                       ---------              --------

Cash Flows Used In Financing Activities:
   Repayment of long-term debt                                            (2,724)               (6,721)
   Repayment of subordinated debt                                        (16,225)              (16,225)
   Issuance of partnership interests                                       6,496                 6,803
   Redemption of partnership interests                                    (1,719)               (1,237)
   Withdrawals and distributions from
   partnership capital                                                   (90,381)              (80,211)
                                                                       ---------              --------
Net cash used in financing activities                                   (104,553)              (97,591)
                                                                       ---------              --------

Net (decrease) increase in cash and cash equivalents                     (20,309)               23,537


Cash and Cash Equivalents, beginning of period                           143,745                61,738
                                                                       ---------              --------
Cash and Cash Equivalents, end of period                               $ 123,436              $ 85,275
                                                                       =========              ========


Cash paid for interest                                                 $  24,666              $ 21,999

======================================================================================================
The accompanying notes are an integral part of these financial statements.

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                           SIX MONTHS ENDED JUNE 25, 1999, AND JUNE 26, 1998
                                              (Unaudited)

                                                                    Subordinated
                                                        Limited       limited         General
                                                      partnership   partnership     partnership
(Amounts in thousands)                                  capital       capital         capital        Total
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             $ 92,965       $ 37,446       $146,817       $277,228

Net income                                               14,097         12,829         91,575        118,501

Issuance of partnership interests                             -          6,803              -          6,803

Redemption of partnership interests                      (1,104)          (133)             -         (1,237)

Withdrawals and distributions                              (860)       (11,772)       (39,656)       (52,288)

Reserved for anticipated withdrawals                    (13,444)        (1,057)       (11,617)       (26,118)
                                                       --------       --------       --------       --------

Balance, June 26, 1998                                 $ 91,654       $ 44,116       $187,119       $322,889


Balance, December 31, 1998                             $152,732       $ 44,896       $204,734       $402,362

Net income                                               13,221          8,719         72,086         94,026
  Foreign currency translation                              (34)           (22)          (185)          (241)
                                                       --------       --------       --------       --------
  Comprehensive net income                               13,187          8,697         71,901         93,785

Issuance of partnership interests                             -          6,496              -          6,496

Redemption of partnership interests                      (1,719)             -              -         (1,719)

Withdrawals and distributions                               (52)        (7,774)       (42,193)       (50,019)

Reserved for anticipated withdrawals                    (13,135)          (923)       (10,763)       (24,821)
                                                       --------       --------       --------       --------

Balance, June 25, 1999                                 $151,013       $ 51,392       $223,679       $426,084

============================================================================================================
The accompanying notes are an integral part of these financial statements.




               Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements



              THE JONES FINANCIAL COMPANIES, L.L.L.P.
         (A Missouri Limited Liability Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                       (Amounts in thousands)


BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (The "Partnership"). All material intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.
     The Partnership's principal operating subsidiary, Edward D. Jones
& Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada, and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.
     The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.
     The results of operations for the six months ended June 25, 1999, are not necessarily indicative of the results to be expected for the full year.



               Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NET CAPITAL REQUIREMENTS
     As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange
Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum
Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting
Net Capital would be less than 5% of aggregate debit items.
Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.
     At June 25, 1999, EDJ's Net Capital of $259,564 was 18% of aggregate debit items and its Net Capital in excess of the minimum required was $231,448. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 18%. Net Capital and the related capital percentage may fluctuate on a daily basis.
     Boone National Savings and Loan Association, F.A. ("the
Association"), a wholly owned subsidiary of the Partnership, is required under federal regulation to maintain specified levels of liquidity and capital standards. As of June 25, 1999, the Association has been in compliance with these regulations.

GAIN ON INVESTMENT
     During 1998, the Partnership recognized a $41 million gain on its Federated Investors holding due to Federated's initial public offering of stock in May, 1998. The gain included $35 million realized from the sale of 2 million shares and $6 million unrealized from 400,000 shares that were maintained at the date of the initial public offering.
During the second quarter of 1999, the Partnership disposed of an additional 300,000 shares. The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment.





                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

          QUARTER AND SIX MONTHS ENDED JUNE 25, 1999, VERSUS

              QUARTER AND SIX MONTHS ENDED JUNE 26, 1998

     During the first six months of 1999, strong securities markets and growth of the firm's salesforce caused revenues and net income to hit record levels. Excluding the May 1998 gain from the Partnership's interest in Federated Investors (Gain on investment), Total Revenue increased 25% ($172.5 million) to $856.3 compared to the six months ended June 26, 1998. Expenses increased 26% ($156 million) to $762.3 million. As a result, Comprehensive Net Income increased 21% ($16.3 million) to $93.8 million. Similarly, second quarter revenues, excluding the May 1998 gain on investment, increased 26% ($94 million) with expenses increasing 26% ($84.6 million), and Comprehensive Net
Income increasing 19% ($8.9 million). Including the $41 million investment gain, net income decreased 21% for the six months of 1999 and 37% for the second quarter of 1999 compared with 1998.
     The Partnership broadly segments its revenues between Trade
Revenue and Fee Revenue.  Trade Revenue has increased 22% ($58.7) and
21% ($102.7 million) to $320.9 million and $594 million for the quarter and six months ended June 25, 1999. This increase is due to growth in both the number of Investment Representatives (IRs) and customer dollars invested during the period, offset by changes in the margin earned on customer dollars invested and a decrease in selling days. The
Partnership has added approximately 1,025 IRs since June 1998, a 24% increase. Growth in IRs (coupled with the continued maturing of the existing sales force and strong markets) resulted in customer dollars invested increasing 35% ($3.5 billion) to $13.7 billion and 34% ($6.5 billion) to $25.8 billion for the quarter and six months ended June 25, 1999 compared to the same periods ended June 26, 1998. These two positive factors were offset by a slight decrease in the gross commission percentage earned on each customer dollar as the product mix shifted to lower margin products and one less selling day for the first six months of 1999 compared to the same period in 1998. The decline in margin resulted in a $2.50 decrease in revenue per $1,000 invested, which translates to $64 million less trade revenue.
     Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees, and other fees increased 34% ($35.1 million) 36%
($69.3 million) for the quarter and six months ended June 25, 1999.
Service Fees from mutual funds and insurance products (reported in commission revenue)




                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

increased 28% ($12.1 million) and 27% ($22.8 million) for the three and six months ended June 25, 1999. Most of the firm's Fee Revenue sources are impacted by customers' assets under care which have been positively affected by the growth in customer dollars invested discussed and the strong securities market. Customers' assets under care have increased
21% ($35 billion) over the past year to $200 billion as of June 25, 1999.
     Net interest income increased 22% ($4 million) to $21.8 million and 32% ($9.9 million) to $40 million for the three and six months ended
June 25, 1999. The increase is primarily attributable to the growth in loans to customers (margin loans), which have increased 37% ($373.3 million) since June 1998.
     The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment. The Partnership distributes Federated's mutual funds and since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily
Passport Cash Trust. In May 1998, the Partnership sold 2 million shares of its investment in Federated Investors in Federated's initial public offering. The Partnership recognized a $41 million gain on its Federated holding. The gain included $35 million realized from the sale of 2 million shares and $6 million unrealized from 400,000 shares still held at May 1998. The gain is reported in the income statement caption
"Gain on investment". In April 1999, the Partnership sold 300,000 of the remaining 400,000 shares held. The sales proceeds approximated the Partnerships' carrying value of these shares.
     Expenses increased 26% ($84.6 million) and 26% ($156 million) to $404.5 million and $762.3 million comparing the three months and six months ended June 25, 1999 to the same periods of 1998. Growth of the firm's salesforce and increased revenues caused sales compensation costs to increase 23% ($29.9 million) and 22% ($53.3 million) for the same periods. The Partnership has a variable compensation structure which expands with increased profitability. Variable compensation, which is primarily comprised of IR bonuses and profit sharing contributions, increased 25% ($9.7 million) and 32% ($21.3 million) for the quarter and six months ended June 25, 1999 compared to the same periods ended June
26, 1998. The remaining increase in Compensation is due to an increase in the number of sales trainees and branch and headquarters support personnel required to support a larger organization.
     Occupancy and Equipment and Communications and Data Processing expenses increased 27% ($15.5 million) and 26% ($28.8 million) to $72 million and $138.3 million for the quarter and six months ended June 25, 1999. Increased expense levels are required to support the Partnership's expansion of its headquarters and branch locations.




                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

     Other operating expenses increased 36% ($8.6 million) and 29%
($13.4 million) to $32.2 million and $60 million for the quarter and six months ended June 25, 1999. This increase is primarily attributable to expansion of the Partnership's national advertising program, growing its salesforce, and expanding internationally.

LIQUIDITY AND CAPITAL ADEQUACY
     The Partnership's equity capital at June 25, 1999, after the reserve for anticipated withdrawals, was $426 million compared to $323 million as of June 26, 1998. Equity capital has increased primarily due to retention of General Partner earnings, contributions of subordinated limited partnership capital, and completion of a $62 million limited partnership offering in July 1998.
     At June 25, 1999, the Partnership had $123.4 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating
$575 million ($500 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.
     A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The
Partnership has $142 million in U.S. agency and treasury securities
(Investment Securities) which can be sold to meet liquidity needs. The
Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and Investment Securities will be sufficient to meet the Partnership capital and liquidity requirements.
     The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.
     The Partnership's principal subsidiary, Edward D. Jones & Co.,
L.P. ("EDJ") as a securities broker/dealer, is subject to the Securities and Exchange Commission regulations requiring EDJ to maintain certain liquidity and capital standards. EDJ has been in compliance with these regulations.

CASH FLOWS
     For the six months ended June 25, 1999, cash and cash equivalents decreased $20.3 million. Cash flows from operating activities provided
$127.9 million. Comprehensive net income adjusted for depreciation provided $120.4 million and receivables from customers, net




                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

of payables to customers, increased $342.4 million. Investing activities used $43.6 million for the purchase of fixed assets. Cash flows from financing activities used $104.6 million primarily for withdrawals and distributions from partnership capital, net of issuance of subordinated limited partnership interests.
     There were no material changes in the Partnership's overall financial condition during the six months ended June 25, 1999, compared with the six months ended June 26, 1998. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES
     The Partnership has been preparing its systems for the Year 2000.
Year 2000 plans encompass The Jones Financial Companies, L.L.L.P. and its subsidiaries, both domestic and international. The Partnership's assessment of the impact of Year 2000 on its systems and the steps required to modify its systems are substantially complete. This was accomplished through numerous tests, renovation, and replacement of its systems.
     The Partnership participated in the March, 1999 securities industry test and has filed the BD-Y2K report with the SEC as of June
30, 1999. Contingency plans for the Year 2000 were completed during March, 1999. The cost of preparing the systems for Year 2000 compliance is not anticipated to have a material impact on the Partnership's operating results or financial condition.
     In addition to renovating its own systems, the Partnership is working with its vendors to assess their Year 2000 readiness.
Regardless of these efforts, no level of effort or testing can guarantee that potential Year 2000 problems will not occur.

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

Item 3. Market Risk Disclosure

     There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended June 25, 1999.







                Part II.  OTHER INFORMATION




          THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1:  Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None
     (b)  Reports on Form 8-K
          None






                    Part II.  OTHER INFORMATION




                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            (Registrant)




Dated:  August 6, 1999                  /s/  John W. Bachmann
                                        -----------------------
                                        John W. Bachmann
                                        Managing Partner





Dated:  August 6, 1999                  /s/  Steven Novik
                                        -----------------------
                                        Steven Novik
                                        Chief Financial Officer





                    Part II.  OTHER INFORMATION



                           EXHIBIT INDEX

              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                For the quarter ended June 25, 1999


Exhibit No.    Description                                            Page
--------------------------------------------------------------------------

27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)


                             17
