Form 10-Q
period 1999-09-24
JONES FINANCIAL COMPANIES LP LLP
filed 1999-11-08
CIK 815917

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                              -----------------------


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   SEPTEMBER 24, 1999
                                               Commission file number   0-16633


                      THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


     MISSOURI                                               43-1450818
-------------------------------------------------------------------------------
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                         Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                                    63131
-------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          (314) 515-2000
                                                          ---------------------


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

                               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           ASSETS
                                                                    (Unaudited)
                                                                   September 24,    December 31,
(Amounts in thousands)                                                 1999             1998
------------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $  118,136       $  143,745

Securities purchased under agreements to resell                              -          115,000

Receivable from:
   Customers                                                         1,494,557        1,165,483
   Brokers or dealers and clearing
      organizations                                                     37,172           34,518
   Mortgages and loans                                                  76,404           68,822

Securities owned, at market value:
   Inventory securities                                                101,991          110,864
   Investment securities                                               215,617          166,887

Equipment, property and improvements                                   222,566          201,901

Other assets                                                           146,641          111,624
                                                                    ----------       ----------

TOTAL ASSETS                                                        $2,413,084       $2,118,844

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

                                Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                              LIABILITIES AND PARTNERSHIP CAPITAL


                                                                  (Unaudited)
                                                                 September 24,      December 31,
(Amounts in thousands)                                               1999               1998
------------------------------------------------------------------------------------------------
Bank loans                                                        $  324,376         $    6,967

Payable to:
   Customers                                                         865,046          1,045,440
   Brokers or dealers and clearing organizations                      59,164             55,423
   Depositors                                                         78,636             74,152

Securities sold but not yet purchased, at market value                31,142             18,928

Accounts payable and accrued expenses                                 96,175             75,811

Accrued compensation and employee benefits                           205,721            157,299

Long-term debt                                                        37,706             41,825
                                                                  ----------         ----------

                                                                   1,697,966          1,475,845
                                                                  ----------         ----------

Liabilities subordinated to claims of general creditors              259,050            200,275
                                                                  ----------         ----------

Partnership capital                                                  435,500            402,362

Partners' capital reserved for anticipated withdrawals                20,568             40,362
                                                                  ----------         ----------

   Total Partnership Capital                                         456,068            442,724
                                                                  ----------         ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                         $2,413,084         $2,118,844

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

                                            Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                        CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                              Three Months Ended               Nine Months Ended

(Amounts in thousands,                                  September 24,    September 25,   September 24,    September 25,
except per unit information)                                 1999             1998           1999             1998
-----------------------------------------------------------------------------------------------------------------------
Net revenue:
   Commissions                                             $273,057         $242,821      $  842,828       $  728,933
   Principal transactions                                    78,963           38,250         191,240          105,189
   Investment banking                                         2,059            9,610          18,208           29,974
   Interest and dividends                                    38,863           30,890         103,827           83,294
   (Loss) gain on investment                                      -           (1,200)              -           39,795
   Other                                                     50,041           37,246         143,179           95,249
                                                           --------         --------      ----------       ----------
      Total Revenue                                         442,983          357,617       1,299,282        1,082,434
   Interest Expense                                          15,701           12,016          40,197           33,838
                                                           --------         --------      ----------       ----------
      Net Revenue                                           427,282          345,601       1,259,085        1,048,596
                                                           --------         --------      ----------       ----------

Expenses:
   Compensation  and benefits                               257,694          213,160         760,614          612,260
   Communications and data processing                        41,871           29,778         119,025           87,354
   Occupancy and equipment                                   34,778           27,962          95,892           79,821
   Payroll and other taxes                                   11,541            9,029          41,814           33,961
   Floor brokerage and clearance fees                         3,143            2,399           9,229            6,862
   Other operating expenses                                  33,600           23,720          93,830           70,284
                                                           --------         --------      ----------       ----------
      Total Expenses                                        382,627          306,048       1,120,404          890,542
                                                           --------         --------      ----------       ----------

Net income                                                   44,655           39,553         138,681          158,054
Foreign currency translation                                   (150)               -            (391)               -
                                                           --------         --------      ----------       ----------
      Comprehensive Net Income                             $ 44,505         $ 39,553      $  138,290       $  158,054
                                                           ========         ========      ==========       ==========

Comprehensive net income allocated to:
   Limited partners                                        $  6,209         $  6,217      $   19,396       $   20,314
   Subordinated limited partners                              3,912            3,531          12,609           16,360
   General partners                                          34,384           29,805         106,285          121,380
                                                           --------         --------      ----------       ----------
                                                           $ 44,505         $ 39,553      $  138,290       $  158,054
                                                           ========         ========      ==========       ==========
Comprehensive net income per weighted average $1,000
equivalent partnership units outstanding:
   Limited partners                                        $  41.31         $  51.18      $   128.35       $   204.53
                                                           ========         ========      ==========       ==========
   Subordinated limited partners                           $  75.82         $  78.65      $   245.05       $   370.96
                                                           ========         ========      ==========       ==========

Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                                         150,349          121,464         151,133           99,319
   Subordinated limited partners                             51,537           44,896          51,500           44,026

=======================================================================================================================
The accompanying notes are an integral part of these financial statements.

                                 Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             THE JONES FINANCIAL COMPANIES, L.L.L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                     Nine Months Ended
                                                             September 24,       September 25,
(Amounts in thousands)                                            1999               1998
----------------------------------------------------------------------------------------------
Cash Flows Provided By Operating Activities:
    Comprehensive net income                                   $ 138,290           $ 158,054
    Adjustments to reconcile comprehensive net income to
           net cash provided by operating activities-
        Depreciation and amortization                             41,849              31,767
        Foreign currency translation                                 391                   -
        Gain on investment                                             -             (34,762)
    Changes in operating assets and liabilities-
        Securities purchased under agreements to resell          115,000             (33,550)
        Net receivable from customers                           (509,468)            (98,150)

        Net payable to brokers, dealers
           and clearing organizations                              1,087              28,361
        Receivable from mortgages and loans                       (7,582)              1,830

        Securities owned, net                                    (27,643)              8,632
        Payable to depositors                                      4,484               2,571
        Accounts payable and accrued expenses                     68,786              70,813
        Bank loans                                               317,409             (15,000)
        Other assets                                             (35,408)            (20,668)
                                                               ---------           ---------

    Net cash provided by operating activities                    107,195              99,898
                                                               ---------           ---------

Cash Flows Used In Investing Activities:
    Proceeds from sale of investment                                   -              35,595
    Purchase of equipment, property and improvements             (62,514)            (35,982)
                                                               ---------           ---------
    Net cash used in investing activities                        (62,514)               (387)
                                                               ---------           ---------

Cash Flows Used In Financing Activities:
    Repayment of long-term debt                                   (4,119)             (9,226)
    Issuance of subordinated debt                                 75,000                   -
    Repayment of subordinated debt                               (16,225)            (16,225)
    Issuance of partnership interests                              8,058              69,848
    Redemption of partnership interests                           (3,353)             (1,704)
    Withdrawals and distributions from
       partnership capital                                      (129,651)           (112,041)
                                                               ---------           ---------
Net cash used in financing activities                            (70,290)            (69,348)
                                                               ---------           ---------

Net (decrease) increase in cash and cash equivalents             (25,609)             30,163

Cash and Cash Equivalents, beginning of period                   143,745              61,738
                                                               ---------           ---------
Cash and Cash Equivalents, end of period                       $ 118,136           $  91,901
                                                               =========           =========

Cash paid for interest                                         $  39,991           $  34,565
==============================================================================================
The accompanying notes are an integral part of these financial statements.

                                      Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

                          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                        NINE MONTHS ENDED SEPTEMBER 24, 1999, AND SEPTEMBER 25, 1998
                                                (Unaudited)

                                                              Subordinated
                                               Limited           limited           General
                                             partnership       partnership       partnership
(Amounts in thousands)                         capital           capital           capital            Total
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    $ 92,965          $ 37,446          $146,817          $277,228

Net income                                      20,314            16,360           121,380           158,054

Issuance of partnership interests               62,265             7,583                 -            69,848

Redemption of partnership interests             (1,571)             (133)                -            (1,704)

Withdrawals and distributions                   (4,431)          (15,664)          (64,023)          (84,118)

Reserved for anticipated withdrawals           (16,289)             (696)           (9,453)          (26,438)
                                              --------          --------          --------          --------

Balance, September 25, 1998                   $153,253          $ 44,896          $194,721          $392,870


Balance, December 31, 1998                    $152,732          $ 44,896          $204,734          $402,362

Net income                                      19,451            12,645           106,585           138,681
   Foreign currency translation                    (55)              (36)             (300)             (391)
                                              --------          --------          --------          --------
   Comprehensive net income                     19,396            12,609           106,285           138,290

Issuance of partnership interests                    -             8,058                 -             8,058

Redemption of partnership interests             (2,623)             (730)                -            (3,353)

Withdrawals and distributions                  (10,151)          (11,650)          (67,488)          (89,289)

Reserved for anticipated withdrawals            (9,246)             (959)          (10,363)          (20,568)
                                              --------          --------          --------          --------

Balance, September 24, 1999                   $150,108          $ 52,224          $233,168          $435,500

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

                      Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
            (A Missouri Limited Liability Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Amounts in thousands)


BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (The "Partnership"). All material intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are accounted for under the equity method.
     The Partnership's principal operating subsidiary, Edward D. Jones
& Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada, and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.
     The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.
     The results of operations for the nine months ended September 24, 1999, are not necessarily indicative of the results to be expected for the full year.

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


NET CAPITAL REQUIREMENTS
     As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange
Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.
     At September 24, 1999, EDJ's Net Capital of $335,980 was 23% of aggregate debit items and its Net Capital in excess of the minimum required was $306,749. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 23%. Net Capital and the related capital percentage may fluctuate on a daily basis.
     Boone National Savings and Loan Association, F.A. ("the Association"), a wholly owned subsidiary of the Partnership, is required under federal regulation to maintain specified levels of liquidity and capital standards. As of September 24, 1999, the Association has been in compliance with these regulations.

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

                     Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                   MANAGEMENT'S FINANCIAL DISCUSSION

OPERATIONS

        QUARTER AND NINE MONTHS ENDED SEPTEMBER 24, 1999, VERSUS

            QUARTER AND NINE MONTHS ENDED SEPTEMBER 25, 1998
     During the first nine months of 1999, rising securities markets and growth of the firm's salesforce caused revenues and net income to hit record levels. Excluding the 1998 gain from the Partnership's interest in Federated Investors (Gain on investment), Total Revenue increased 25% ($256.6 million) to $1,299.3 million compared to the nine months ended September 25, 1998. Expenses increased 26% ($236.2 million) to $1,160.6 million. As a result, Comprehensive Net Income increased 17% ($20 million) to $138.3 million. Similarly, third quarter revenues, excluding the September 1998 unrealized loss on investment in Federated Investors, increased 23% ($84.2 million) with expenses increasing 25% ($80.3 million), and Comprehensive Net Income increasing 9% ($3.8 million). Including the investment gain, net income decreased 13% for the nine months of 1999 and increased 13% for the third quarter of 1999 compared with 1998.
     The Partnership broadly segments its revenues between Trade
Revenue and Fee Revenue. Trade Revenue has increased 19% ($47.4) and 20% ($150.2 million) to $294.3 million and $888.2 million for the quarter and nine months ended September 24, 1999. This increase is due to growth in both the number of Investment Representatives (IRs) and customer dollars invested during the period, offset by changes in the margin earned on customer dollars invested and a decrease in selling days. The Partnership has added approximately 1,200 IRs since September 1998, a 26% increase. Growth in IRs (coupled with the continued maturing of the existing sales force and strong markets) resulted in customer dollars invested increasing 25% ($2.5 billion) to $12.6 billion and 31% ($9 billion) to $38.5 billion for the quarter and nine months ended September 24, 1999 compared to the same periods ended September 25, 1998. These two positive factors were offset by a slight decrease in the gross commission percentage earned on each customer dollar as the product mix shifted to lower margin products and one less selling day for the first nine months of 1999 compared to the same period in 1998. The decline in margin resulted in a $2.00 decrease in revenue per $1,000 invested, which translates to $79 million less in trade revenue.
     Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees, and other fees increased

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


32% ($36.3 million) and 35% ($105.7 million) for the quarter and nine months ended September 24, 1999. Service Fees from mutual funds and insurance products (reported in commission revenue) increased 37% ($16.4 million) and 31% ($39.2 million) for the three and nine months ended September 24, 1999. Most of the firm's Fee Revenue sources are impacted by customers' assets under care which have been positively affected by growth in customer dollars invested and the securities market. Customers' assets under care have increased 24% ($39 billion) over the past year to $201 billion as of September 24, 1999.
     Net interest income increased 23% ($4.3 million) to $23.2 million and 29% ($14.2 million) to $63.6 million for the three and nine months ended September 24, 1999. The increase is primarily attributable to the growth in loans to customers (margin loans), which have increased 31% ($347 million) since September 1998.
     The Partnership acquired a small interest in Federated Investors in 1989 for $1 million as a strategic investment. The Partnership distributes Federated's mutual funds and since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily Passport Cash Trust. In May 1998, the Partnership sold 2 million shares of its investment in Federated Investors in Federated's initial public offering. The Partnership recognized a $41 million gain on its Federated holding. The gain included $35 million realized from the sale of 2 million shares and $6 million unrealized from 400,000 shares still held at May 1998. During the third quarter of 1998, the Partnership reduced its unrealized gain on the then remaining shares held by $1.2 million. The reduction in gain is reported in the income statement caption, "(Loss) gain on investment." In April 1999, the Partnership sold 300,000 of the remaining 400,000 shares held. The sales proceeds approximated the Partnership's carrying value of these shares.
     Expenses increased 25% ($80.3 million) and 26% ($236.2 million) to $398.3 million and $1,160.6 million comparing the three months and nine months ended September 24, 1999 to the same periods of 1998.
     Compensation costs increased 21% ($47 million) and 24% ($156.2 million) to $269.2 million and $802.4 million comparing the three months and nine months ended September 24, 1999 to the same periods of 1998.
     Growth of the firm's salesforce and increased revenues caused sales compensation costs to increase 23% ($27.7 million) and 22% ($81 million) for the same periods. The Partnership has a variable compensation structure which expands with increased profitability. Variable compensation, which is primarily comprised of IR bonuses and profit sharing contributions,

                     Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


decreased 4% (1.5 million) and increased 19% ($19.8 million) for the quarter and nine months ended September 24, 1999 compared to the same periods ended September 25, 1998. The remaining increase in Compensation is due to an increase in the number of sales trainees and increased branch and headquarters support personnel required to support a larger organization.
     Occupancy and Equipment and Communications and Data Processing expenses increased 33% ($18.9 million) and 29% ($47.7 million) to $76.6 million and $214.9 million for the quarter and nine months ended September 24, 1999. Increased expense levels are required to support the Partnership's expansion of its headquarters and branch locations.
     The remaining operating expenses increased 41% ($10.6 million) and 34% ($25.9 million) to $36.7 million and $103.1 million for the quarter and nine months ended September 24, 1999. This increase is primarily attributable to expansion of the Partnership's national advertising program, growing its salesforce, and expanding internationally.

LIQUIDITY AND CAPITAL ADEQUACY
     The Partnership's equity capital at September 24, 1999, after the reserve for anticipated withdrawals, was $435.5 million compared to $392.9 million as of September 25, 1998. Equity capital has increased primarily due to retention of general partner earnings and contributions of subordinated limited partnership capital.
     At September 24, 1999, the Partnership had $118.1 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $600 million ($525 million of which are through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.
     A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $215.6 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and Investment Securities will be sufficient to meet the Partnership capital and liquidity requirements. During the third quarter the Partnership privately placed with institutional investors $75 million of subordinated debt. The proceeds of the placement were invested in Investment Securities.
     The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

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

CASH FLOWS
     For the nine months ended September 24, 1999, cash and cash equivalents decreased $25.6 million. Cash flows from operating activities provided $107.2 million. Comprehensive net income adjusted for depreciation provided $180.1 million and receivables from customers, net of payables to customers, increased $509.5 million. Investing activities used $62.5 million for the purchase of fixed assets. Cash flows from financing activities used $70.3 million primarily for withdrawals and distributions from partnership capital, net of issuance of subordinated limited partnership interest and $75 million in subordinated debt.
     There were no material changes in the Partnership's overall financial condition during the nine months ended September 24, 1999, compared with the nine months ended September 25, 1998. Securities inventories are carried at market values and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including certain amounts payable to customers, checks, accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES
     The Partnership has been preparing its systems for the Year 2000. Year 2000 plans encompass The Jones Financial Companies, L.L.L.P. and its subsidiaries, both domestic and international. The Partnership's assessment of the impact of Year 2000 on its systems and the steps required to modify its systems are substantially complete. This was accomplished through numerous tests, renovation, and replacement of its systems.
     The Partnership participated in the March, 1999 securities industry test and has made the the required filings with the SEC as of June 30, 1999. Contingency plans for the Year 2000 were completed during March, 1999. The cost of preparing the systems for Year 2000 compliance is not anticipated to have a material impact on the Partnership's operating results or financial condition.

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

Item 3.  Market Risk Disclosure
     There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended September 24, 1999.

                      Part II.  OTHER INFORMATION



               THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1:  Legal Proceedings

         There have been no material changes in the legal proceedings previously reported.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1  Note Purchase Agreement issued August 31, 1999
                    by Edward D. Jones & Co., L.P. for $75,000,000
                    aggregate principal amount of 7.62% (weighted average)
                    subordinated capital notes due September 15, 2011.
              27    Financial Data Schedule.

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


                THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              (Registrant)




Dated:  November 5, 1999                   /s/  John W. Bachmann
                                           --------------------------
                                           John W. Bachmann
                                           Managing Partner





Dated:  November 5, 1999                   /s/  Steven Novik
                                           --------------------------
                                           Steven Novik
                                           Chief Financial Officer

                      Part II.  OTHER INFORMATION




                             EXHIBIT INDEX

                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                For the quarter ended September 24, 1999

Exhibit No.    Description                                                    Page
----------------------------------------------------------------------------------
10.1           Note Purchase Agreement issued August 31, 1999 by Edward D. Jones
               & Co., L.P. for $75,000,000 aggregate principal amount of 7.62%
               (weighted average) subordinated capital notes due September 15,
               2011.

27.0           Financial Data Schedule (provided for the Securities and Exchange
               Commission only)