Form 10-K
period 1999-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2000-03-30
CIK 815917

                               United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         ------------------------

                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999

                           -----------------

                                            Commission file number 0-16633

                                                                   -------

                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

-----------------------------------------------------------------------------
   (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                   43-1450818

-----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

      12555 Manchester Road
       Des Peres, Missouri                                63131

-----------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code   (314) 515-2000

                                                    ------------------

Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
       Title of each class                         on which registered

     -----------------------                      ---------------------

              NONE                                        NONE

------------------------------------      -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Limited Partnership Interests

-----------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [  ]

As of March 29, 2000 there were no voting securities held by non-affiliates of the registrant.

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

As of February 25, 2000, the Partnership was comprised of 186 general partners, 3,797 limited partners and 106 subordinated limited partners.

At December 31, 1999, the Partnership is organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100% of the outstanding common stock of LHC, Inc. ("LHC"), a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P., a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through the Canadian entities named in the immediately preceding sentence, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, and all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ("Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., also a wholly owned subsidiary, is the general partner of EDJ Ventures, Ltd.

The Partnership is the sole member of EJ Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company; EJ Insurance Agency of Michigan, L.L.C., a Michigan limited liability company; and EJ Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company.
EJ Insurance Agency Holding, L.L.C. is the sole member of EJ Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company. The Partnership and EJ Insurance Agency Holding, L.L.C. are multi-members of EJ Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company; EJ Insurance Agency of Alabama,

                                PART I


L.L.C., an Alabama limited liability company; EJ Insurance Agency of Montana, L.L.C., a Montana limited liability company; and EJ Insurance Agency of Ohio, an Ohio limited liability company. EJ Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are multi-members of EJ Insurance Agency of California, L.L.C., a California limited liability company. The Partnership owns all of the outstanding common stock of EJ Insurance Agency of Nevada, Inc. The Partnership is an affiliate of EJ Insurance Agency of Texas, Inc. All of the insurance agencies engage in general insurance brokerage activities.

The Partnership holds all of the partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trusts. The general partner of Unison Investment Trusts, L.P., Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. EDJ also owns 50% of issued common stock of S-J Capital Corp., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.L.P., Community Investment Partners II, L.L.P. and Community Investment Partners III, L.L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

Within the past five years, the Registrant has added several new legal entities. In 1995, Boone National Savings and Loan Association, F.A. was purchased and has allowed EDJ to offer trust services to its customers in all 50 states. During 1997, Edward Jones Limited, a U.K. private limited company, was organized. During 1998, the Registrant began brokerage operations in the United Kingdom under this entity. During 1998, EJ Mortgage L.L.C. was established. EJ Mortgage L.L.C., a wholly owned subsidiary of EDJ, owns 50% of Edward Jones Mortgage, a joint venture offering residential mortgage lending services to EDJ's customers. Due to state laws and regulations, certain states require separate legal entities to transact insurance business. During 1998, changes were made to certain insurance entities as a result of changes in state laws and regulations. The following entity was added: EDJ Insurance Agency of Michigan, L.L.C., a limited liability company.

                                PART I


REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                                1999           1998           1997

Commissions
   Listed                                   $  190,313     $  170,621     $  138,199
   Mutual Funds                                583,444        529,285        407,430
   O-T-C                                       168,177         80,774         64,488
   Insurance                                   205,801        178,436        161,800
   Other                                           551            303            110
Principal Transactions                         270,830        147,938        166,209
Investment Banking                              20,953         51,726         13,865
Interest and Dividends                         149,041        118,238         92,938
Gain on Investment                                   -         40,995              -
Money Market Fees                               79,203         43,987         35,831
IRA Custodial Service Fees                      21,965         16,121         12,200
Other Revenue                                   96,556         71,539         42,209
                                            ----------     ----------     ----------

Total Revenue                               $1,786,834     $1,449,963     $1,135,279


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

Customers' transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customers' margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings, securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts. The Partnership may also use funds provided by free credit balances in customers' accounts to finance customers' margin account borrowings.

In permitting customers to purchase securities on margin, the Partnership assumes the risk of a market decline which could reduce the value of its collateral below a customer's indebtedness before the collateral is sold. Under the NYSE rules, the Partnership is required in the event of a decline in the market value of the securities in a margin account to require the customer to deposit additional securities or cash so that at all times the loan to the customer is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, imposes a more stringent maintenance requirement.

                                PART I


Variations in revenues from listed brokerage commissions between periods is largely a function of market conditions; however, some portion of the overall increases in recent years is due to the growth in the number of investment representatives over these periods.

MUTUAL FUNDS. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealers' discount which generally ranges from 1% to 5 3/4% of the purchase price of the shares, depending on the terms of the dealer agreement and the amount of the purchase. The Partnership also earns service fees which are generally based on 15 to 25 basis points of its customers' assets which are held by the mutual funds. The Partnership does not manage any mutual fund, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund.

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

                                PART I


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

MONEY MARKET FEES, IRA CUSTODIAL SERVICE FEES AND OTHER REVENUES. Other revenue sources include money market management fees, IRA custodial services fees, gains from sales of certain assets, and other product and service fees including fees from subtransfer agent services performed for certain mutual fund companies. Also, non-commission revenue is received from mutual funds the Partnership distributes.

The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual service fee for its services.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and are included under "Other Revenues."

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

GAIN ON INVESTMENT. The Partnership acquired a small interest in Federated Investors in 1989 for $1.0 million as a strategic investment. The partnership distributes Federated's mutual funds. Additionally, since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily Passport Cash Trust. During 1998, the Partnership sold two million shares of its investment in Federated Investors in Federated's initial public offering. The partnership recognized a $41.0 million gain on its Federated holding. The gain included $34.8 million realized from the sale of two million shares and $6.2 million unrealized from 400,000 shares still held. In 1999, the Partnership sold 300,000 of its remaining shares. The resulting gain was not significant.

                                PART I


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

The Partnership clears and settles virtually all of its listed transactions through the National Securities Clearing Corporation
("NSCC"), New York, New York. NSCC effects clearing of securities on the New York, American and Chicago Stock Exchanges.

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customers' securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates. The Partnership also uses Participant Trust Company for custody of Government National Mortgage Association ("GNMA") securities and a major bank for custody of treasury securities.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC. Any serious delays in the processing of securities transactions encountered by NSCC/DTC may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc., ("ADP"), National Bank of Canada and Pershing Securities Limited provide automated data processing services for customer account activity and related records for the United States, Canada, and the United Kingdom, respectively.

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

                                PART I

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 186 general partners, the Partnership has approximately 20,541 full and part-time employees. This includes 6,136 registered salespeople as of February 25, 2000. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes nine weeks of concentrated instruction and on-the-job training in a branch office. During the first phase the trainee spends 60 days studying Series 7 examination materials and taking the examination. Also during this study period, the trainees spend up to 20 hours a week in a branch office to learn the mechanics of running a branch office. After passing the examination, trainees spend one week in a comprehensive training program in St. Louis followed by three weeks at a designated location to conduct market research and prepare for opening the office. The trainee then spends three weeks of on-the-job training in a branch location reviewing investments, office procedures and sales techniques. Next, the trainee returns to his or her designated location for one week to continue building a prospect base. One final week is then spent in a central location to complete the initial training program. Two and four months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 5,854 branch offices as of February 25, 2000, primarily staffed by a single investment representative. The offices are located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 280 offices as of February 25, 2000) and the United Kingdom (through 86 offices as of February 25, 2000).

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

                                PART I


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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom which is regulated by The Securities and Futures Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

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

                                PART I


ITEM 2.  PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri, comprising 20 separate buildings. Two of the locations (18 buildings) are owned by the Partnership and the third location is leased through a long-term operating lease. In addition, the Partnership leases its Canadian headquarters (2 buildings) facility in Mississauga, Ontario through an operating lease and has a long-term operating lease for its United Kingdom headquarters located in London, England. The Partnership also maintains facilities in 5,854 branch locations (as of February 25, 2000) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data.
(All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                                   1999         1998<F*>         1997            1996           1995


Revenue                         $1,786,834     $1,449,963     $1,135,279       $952,068       $722,785

Net income                      $  187,331     $  199,209     $  114,184       $ 92,888       $ 58,186

Net income per
   weighted average
   $1,000 equivalent
   limited partnership
   unit outstanding             $   173.81     $   274.30     $   176.06       $ 170.63       $ 125.01

Weighted average
   $1,000 equivalent
   limited partnership
   units outstanding               150,670        103,747         93,962         96,879         67,345

Net income per
   weighted average
   $1,000 equivalent
   subordinated limited
   partnership unit
   outstanding                  $   325.21     $   448.17     $   320.61       $ 301.44       $ 225.00

Weighted average
   $1,000 equivalent
   subordinated limited
   partnership units
   outstanding                      51,741         44,026         37,332         30,543         27,720

--------------------------------------------------------------------------------------------------------

                                                  PART II

Item 6.  Selected Financial Data

Summary Balance Sheet Data:

                                   1999           1998           1997           1996           1995


Total assets                    $2,693,241     $2,118,844     $1,554,798     $1,380,416     $1,045,501
                                ==========     ==========     ==========     ==========     ==========


Long-term debt                  $   34,540     $   41,825     $   53,350     $   67,190     $   70,127

Other liabilities,
   exclusive of
   subordinated
   liabilities                   1,908,117      1,434,020        979,797        826,609        605,080

Subordinated liabilities           259,050        200,275        216,500        216,500        122,000

Total partnership capital          491,534        442,724        305,151        270,117        248,294

                                ----------     ----------     ----------     ----------     ----------


Total liabilities and
   partnership capital          $2,693,241     $2,118,844     $1,554,798     $1,380,416     $1,045,501


<F*> Net income for 1998 included a $41.0 million gain on investment in
     Federated Investors. The Partnership acquired a small interest in Federated in 1989 for $1.0 million as a strategic investment. During 1998, the Partnership sold a significant portion of its investment in Federated's initial public offering.

                            PART II


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                            1999 vs. 1998                 1998 vs. 1997
                                      ------------------------      ------------------------


                                      Amount        Percentage      Amount        Percentage


Net Revenue:
   Commissions                       $188,867           20%        $187,392           24%
   Principal transactions             122,892           83          (18,271)         (11)
   Investment banking                 (30,773)         (59)          37,861          273
   Interest and dividends              30,803           26           25,300           27
   Gain on investment                 (40,995)        (100)          40,995          100
   Other                               66,077           50           41,407           46

                                     --------                      --------
      Total revenue                   336,871           23          314,684           28

   Interest expense                    11,449           24            3,012            7
                                     --------                      --------

      Net revenue                     325,422           23          311,672           29
                                     --------                      --------

Operating Expenses:
   Compensation and benefits          213,622           26          168,698           26
   Occupancy and equipment              5,947            5           13,115           11
   Communications and data
    processing                         62,630           55           18,195           19
   Payroll and other taxes              9,328           21           10,054           29
   Floor brokerage and
    clearance fees                      3,368           37            1,018           13
   Other operating expenses            42,405           44           15,567           19

                                     --------                      --------

   Total operating expenses           337,300           28          226,647           23

                                     --------                      --------

Net income                           $(11,878)          (6)%       $ 85,025           74%


               RESULTS OF OPERATIONS (1999 VERSUS 1998)

Total revenue for 1999 was $1.8 billion compared to $1.4 billion in 1998, an increase of 23%. Operating expenses for 1999 were $1.5 billion, an increase of 28% compared to 1998. Net income of $187.3 million for 1999 decreased 6% compared to net income of $199.2 million for 1998. Excluding the gain on investment in 1998, 1999's net income increased 18%. Net income for 1998 included a $41.0 million gain on investment in Federated Investors. The partnership acquired a small interest in Federated in 1989 for $1.0 million as a strategic investment. During 1998, the Partnership sold a significant portion of its investment in Federated's initial public offering.

                                PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership continued to focus on sales force growth in 1999. The Partnership added 1,254 (27%) Investment Representatives (IRs) in 1999, ending the year with 5,939 IRs in the United States, Canada and the United Kingdom.

Total revenue increased 23% ($336.9 million) during 1999 compared to 1998. Excluding the gain on investment in 1998, total net revenue increased 27% ($377.9 million) during 1999 compared to 1998. Revenue growth was attributable to strong securities markets, an increase in the number of IRs and continued maturity of existing IRs. The Partnership segments its revenues between trade revenues (revenues from buy or sell transactions on securities) and fee revenues (sources other than trade revenues). Trade revenue comprised 68% of total revenue in 1999 versus 70% during 1998 (excluding the Federated gain). Fee revenue sources, such as service fees, management fees, IRA fees and interest income represented the remaining 32% and 30% of revenue for 1999 and 1998, respectively.

Trade revenue increased 23% ($228.4 million) to $1.2 billion during 1999. Revenue growth resulted from growth in the number of IRs and customer dollars invested, offset by a decrease in the commission earned on each dollar invested. Total customer dollars invested were $53.2 billion during 1999, representing a 33% ($13.3 billion) increase compared to 1998. Continued maturity and growth of the sales force and strong securities markets contributed to increasing customer dollars invested to record levels. A shift in product mix to lower margin products resulted in a 8% decrease in revenue per $1,000 invested from $24.80 in 1998 to $22.60 in 1999.

Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees increased 35% ($148.5 million) to $571.6 million. Fee revenue is primarily associated with the value of customers' assets. Total customers' assets increased 25% to $228.7 billion in 1999. Additionally, the Partnership's continued expansion of its product and service offerings has had a positive impact on fee revenue.

Focusing on changes in major revenue categories, commissions increased 20% ($188.9 million) during 1999. Mutual fund commissions increased 11% ($55.4 million) and accounted for 29% of commission revenue growth. Listed and over-the-counter (OTC) agency commissions increased 43% ($107.1 million) over 1998 levels accounting for 57% of the total commission growth for 1999. The remaining commission growth resulted primarily from a $27.1 million increase in insurance commissions. The firm experienced strong growth in commissions due to the highly active securities markets in 1999 and to growth in the number of IRs.

Principal transaction revenue increased 83% ($122.9 million) during 1999. Fixed income products, including municipal bonds, CDs and corporate bonds all increased in revenue compared to the prior year. Rising interest rates in 1999 combined with growth in the number of IRs contributed to the increase.

Investment banking revenues decreased 59% ($30.8 million) compared to 1998. The Partnership was less active in originating securities during 1999.

Interest and dividend income increased 26% ($30.8 million) compared to 1998. Interest from customer loans increased 30% ($29.1 million) as the Partnership's customer loan balances increased to $1.6 billion (43%) during 1999.

Other revenue increased 50% ($66.1 million) compared to 1998. Fee revenue received from money market management fees and mutual fund and insurance products increased 122% ($29.1 million) and 30% ($20.5 million), respectively. Fee revenues are generally associated with customer asset balances. Customers' assets continued to grow during 1999 due to strong securities markets and an increase in the number of customers the Partnership serves. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 36% ($5.8 million).

                               PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense increased 24% ($11.4 million) compared to 1998. The growth in interest expense is due primarily to an increase in bank loans outstanding to fund customer loan balances.

Operating expenses increased 28% ($337.3 million) to $1.5 billion in 1999. Compensation costs represent 63% ($213.6 million) of the total expense growth for the year. Sales compensation increased 24% ($117.3 million) due to increased revenue and an increased number of IRs. Variable compensation, which expands and contracts in relation to revenues, net income and profit margin, increased 25% ($33.4 million) in 1999 due to the Partnership's strong revenue and earnings levels. Within variable compensation, bonuses paid to IRs and BOAs increased 29%
($24.8 million), and profit sharing expense increased 18% ($7.1 million). Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force.

Communications and data processing expenses account for 19% ($62.6 million) of the total expense growth in 1999 compared to 1998. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase the number of its IRs, locations, and customers.

Other operating expenses include costs associated with the firm's marketwide advertising program which expanded in 1999. Remaining expense increases represent costs necessary to support a larger organization.

               RESULTS OF OPERATIONS (1998 VERSUS 1997)

Revenue and net income in 1998 were $1.4 billion and $199.2 million, respectively. Total revenue compared to 1997 increased 28% and included a $41.0 million investment gain. Operating expenses increased 23% compared to 1997. Net income excluding the gain on investment increased 38% while total net income (including the investment gain) increased 74% during 1998.

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

Total revenue increased 28% ($314.7 million) during 1998 compared to 1997. Revenue growth was attributable to strong securities markets, an increase in the number of IRs, continued maturity of existing IRs and the gain from the Partnership's holdings of Federated securities. The Partnership segments its revenues between trade revenues (revenues from buy or sell transactions on securities) and fee revenues (sources other than trade revenues). Trade revenue comprised 70% of revenue (excluding the Federated gain) versus 72% during 1997. Fee revenue sources, such as service fees, management fees, IRA fees and interest income represented the remaining 30% of revenue (excluding the Federated gain) reported for 1998.

Trade revenue increased 21% ($168.7 million) to $986.8 million during 1998. Revenue growth resulted from growth in the number of IRs and customer dollars invested, offset by a decrease in the commission earned on each dollar invested and one less selling day in 1998 compared to 1997. Total customer dollars invested were $39.9 billion during 1998, representing a 22% ($7.3 billion) increase compared to 1997. Continued maturity and growth of the sales force and strong securities markets contributed to increasing customer dollars invested to record levels. A shift in product mix to lower margin products resulted in a 1% decrease in revenue per $1,000 invested from $25.10 in 1997 to $24.80 in 1998.

                               PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees increased 33% ($106.0 million) to $423.1 million. Fee revenue is primarily associated with the value of customers' assets. Total customers' assets increased 27% to $182.8 billion in 1998. The Partnership's expansion of its product and service offerings had a positive impact on fee revenue.

The Partnership acquired a small interest in Federated Investors in 1989 for $1.0 million as a strategic investment. The Partnership distributes Federated's mutual funds. Additionally, since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily Passsport Cash Trust. During 1998, the Partnership sold two million shares of its investment in Federated Investors in Federated's initial public offering. The Partnership recognized a $41.0 million gain on its Federated holding. The gain included $34.8 million realized from the sale of two million shares and $6.2 million unrealized from 400,000 shares still held.

Focusing on changes in major revenue categories, commissions increased 24% ($187.4 million) during 1998. Mutual fund commissions increased 30% ($121.8 million) and accounted for 65% of commission revenue growth. Listed and over-the-counter (OTC) agency commissions increased 24% ($48.7 million) over 1997 levels accounting for 26% of the total commission growth for 1998. The remaining commission growth resulted primarily from a $16.9 million increase in insurance commissions.

Principal transaction revenue decreased 11% ($18.3 million) during 1998. Product categories experiencing the greatest declines were CDs and corporate bonds. Customers tended to invest more in mutual fund and equities in 1998 and trended away from fixed income securities.

Investment banking revenues increased 273% ($37.9 million) compared to 1997 and represented 12% of total revenue growth for the partnership. The Partnership was more active in originating equity and debt securities for major issuers.

Interest and dividend income increased 27% ($25.3 million) to $118.2 million. Interest from customer loans increased 41% ($27.4 million) as the Partnership's customer loan balances increased to $1.1 billion (29%) during 1998.

Other revenue increased 46% ($41.4 million) compared to 1997. Fee revenue received from mutual fund and insurance products, and money market management fees increased 80% ($26.0 million) and 25% ($9.5 million), respectively. Fee revenues are earned based on customer asset balances. Customers' assets continued to grow during 1998 due to strong securities markets and an increase in the number of customers the Partnership serves as it increased its sales force. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 32% ($3.8 million).

Interest expense increased 7% ($3.0 million) compared to 1997. The interest expense growth is directly related to interest paid on customer balances.

Operating expenses increased 23% ($226.6 million) to $1.2 billion in 1998. Compensation costs represent 74% ($168.7 million) of the total expense growth for the year. Sales compensation increased 22% ($87.8 million) due to increased revenue and an increased number of IRs. Variable compensation which expands and contracts in relation to revenues net income and profit margin, increased 50% ($45.0 million) in 1998 due to the Partnership's strong revenue and earnings levels. Bonuses paid to IRs and BOAs increased 57% ($31.3 million), and profit sharing expense increased 37% ($10.8 million). Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional support at both the headquarters and in the branches.

Occupancy and equipment and communications and data processing expenses increased 11% ($13.1 million) and 19% ($18.2 million) compared to 1997. The Partnership continues to expand its

                               PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

headquarters, branch locations and communications systems to enable it to continue to increase the number of its IRs, locations, and customers.

Other operating expenses include costs associated with the firm's marketwide advertising program which expanded in 1998. Remaining expense increases represent costs necessary to support a larger organization.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 1999, including the reserve for anticipated withdrawals, was $491.5 million compared to $442.7 million as of December 31, 1998. Equity capital has increased primarily due to retention of General Partner earnings.

At December 31, 1999, the Partnership had $142.5 million in cash and cash equivalents and $75.0 million in securities purchased under agreements to resell. Lines of credit are in place at ten banks aggregating $665.0 million ($615.0 million of which is through uncommitted lines of credit). Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $210.5 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

The Partnership issued $75.0 million of subordinated debt through private placements in September 1999.

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

For the year ended December 31, 1999, cash and cash equivalents decreased $1.2 million. Cash flows from operating activities provided $168.1 million. Net income adjusted for depreciation provided $246.7 million, securities sold under agreements to repurchase provided $188.9 million, and borrowings under the Firm's bank lines of credit provided $102.9 million. Receivables from customers, net of payables to customers, used $386.3 million. Investing activities used $82.2 million for the purchase of fixed assets. Cash flows from financing activities used $87.0 million for withdrawals and distributions of partnership capital, net of issuance of subordinated limited partnership interests and $75.0 million in subordinated debt.

For the year ended December 31, 1998, cash and cash equivalents increased $82.0 million. Cash flows from operating activities provided $194.4 million. Investing activities used $23.0 million. Fixed asset purchases totalled $58.6 million, and were offset by $35.6 million in proceeds from the Federated security sale. Cash flows from financing activities used $89.4 million for partnership withdrawals and repayment of subordinated liabilities. A significant source of cash from financing activities was a $62.3 million limited partnership offering in July, 1998.

For the year ended December 31, 1997, cash and cash equivalents decreased $3.1 million. Cash flows from operating activities provided $143.4 million. Investing activities used $53.6 million for the purchase

                               PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

of fixed assets primarily related to the purchase of client server equipment. Cash flows from financing activities used $93.0 million primarily for withdrawals and distributions from partnership capital and to repay long-term debt.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 1999, EDJ's Net Capital of $345.0 million was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $312.6 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 20%. Net Capital and the related capital percentage may fluctuate on a daily basis.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 1999, compared with the year ended December 31, 1998. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES

As of March 29, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the company will continue to monitor and work to remediate any issues that may arise. Although the Company expects not to be materially impacted, such future events cannot be known with certainty.

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

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion, including the discussion under "Year 2000 System Issues," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Partnership failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes.
Undue reliance should not be placed on the

                               PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS NO. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Partnership is required to adopt the provisions of SFAS 133 in the year 2001. Adoption of this statement is not expected to significantly impact the Partnership's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the firm's risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

The Partnership maintains inventories as detailed in Note 5 to the Consolidated Financial Statements. The fair value of these securities at December 31, 1999 was $122.1 million in long positions and $18.7 million in short positions. The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                  PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                                      Page No.
          Report of Independent Public Accountants                       21

          Consolidated Statements of Financial Condition as of
          December 31, 1999 and 1998                                     22

          Consolidated Statements of Income for the years ended
          December 31, 1999, 1998 and 1997                               24

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997                               25

          Consolidated Statements of Changes in Partnership Capital
          for the years ended December 31, 1999, 1998 and 1997           26

          Notes to Consolidated Financial Statements                     27

                               PART II

Item 8.  Financial Statements and Supplemental Data


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. (a Missouri Limited Liability Limited Partnership) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations, their cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP




St. Louis, Missouri,
February 22, 2000

                          PART II

Item 8.  Financial Statements and Supplemental Data

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                 December 31,      December 31,
(Amounts in thousands)                                              1999               1998


Cash and cash equivalents                                        $  142,545        $  143,745

Securities purchased under agreements to resell                      75,000           115,000

Receivable from:
   Customers (Note 2)                                             1,662,257         1,165,483
   Brokers, dealers and clearing organizations (Note 3)              25,517            34,518
   Mortgages and loans (Note 4)                                      82,724            68,822

Securities owned, at market value (Note 5):
   Inventory securities                                             122,078           110,864
   Investment securities                                            210,510           166,887

Equipment, property and improvements (Note 6)                       224,792           201,901

Other assets                                                        147,818           111,624

                                                                 ----------        ----------

      TOTAL ASSETS                                               $2,693,241        $2,118,844





The accompanying notes are an integral part of these statements.

                          PART II

Item 8.  Financial Statements and Supplemental Data

                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       LIABILITIES AND PARTNERSHIP CAPITAL

                                                                December 31,      December 31,
(Amounts in thousands)                                              1999              1998

Bank loans (Note 7)                                              $  109,897        $    6,967

Securities sold under agreements to repurchase                      188,880                 -

Payable to:
   Customers (Note 2)                                             1,155,884         1,045,440
   Brokers, dealers and clearing organizations (Note 3)              57,218            55,423
   Depositors (Note 8)                                               77,252            74,152

Securities sold, not yet purchased,
   at market value (Note 5)                                          18,666            18,928

Accounts payable and accrued expenses                                83,386            75,811

Accrued compensation and employee benefits                          216,934           157,299

Long-term debt (Note 9)                                              34,540            41,825

                                                                 ----------        ----------

                                                                  1,942,657         1,475,845

                                                                 ----------        ----------
Liabilities subordinated to claims
   of general creditors (Note 10)                                   259,050           200,275

                                                                 ----------        ----------
Partnership capital (Notes 11 and 12):
   Limited partners                                                 149,009           152,732
   Subordinated limited partners                                     52,463            44,896
   General partners                                                 243,665           204,734

                                                                 ----------        ----------

                                                                    445,137           402,362

Partnership capital reserved for anticipated withdrawals             46,397            40,362

                                                                 ----------        ----------

      TOTAL PARTNERSHIP CAPITAL                                     491,534           442,724

                                                                 ----------        ----------

      TOTAL LIABILITIES AND CAPITAL                              $2,693,241        $2,118,844



The accompanying notes are an integral part of these statements.

                          PART II

Item 8.  Financial Statements and Supplemental Data

                             THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Years Ended
                                                                         -----------------------------------------
(Amounts in thousands,                                                   December 31,   December 31,   December 31,
except per unit information)                                                 1999           1998           1997

Net revenue:
   Commissions                                                            $1,148,286     $  959,419     $  772,027
   Principal transactions                                                    270,830        147,938        166,209
   Investment banking                                                         20,953         51,726         13,865
   Interest and dividends                                                    149,041        118,238         92,938
   Gain on investment                                                              -         40,995              -
   Other                                                                     197,724        131,647         90,240
                                                                          ----------     ----------     ----------

      Total revenue                                                        1,786,834      1,449,963      1,135,279

   Interest expense (Notes 2, 7, 8, 9, 10 and 11)                             58,435         46,986         43,974
                                                                          ----------     ----------     ----------

      Net revenue                                                          1,728,399      1,402,977      1,091,305
                                                                          ----------     ----------     ----------
Operating expenses:
   Compensation and benefits (Note 13)                                     1,024,323        810,701        642,003
   Occupancy and equipment (Notes 6 and 14)                                  134,502        128,555        115,440
   Communications and data processing                                        176,943        114,313         96,118
   Payroll and other taxes                                                    54,346         45,018         34,964
   Floor brokerage and clearance fees                                         12,491          9,123          8,105
   Other operating expenses                                                  138,463         96,058         80,491
                                                                          ----------     ----------     ----------

      Total operating expenses                                             1,541,068      1,203,768        977,121
                                                                          ----------     ----------     ----------

Net income                                                                $  187,331     $  199,209     $  114,184
                                                                          ==========     ==========     ==========
Net income allocated to:
   Limited partners                                                       $   26,189     $   28,458     $   16,543
   Subordinated limited partners                                              16,827         19,731         11,969
   General partners                                                          144,315        151,020         85,672
                                                                          ----------     ----------     ----------

                                                                          $  187,331     $  199,209     $  114,184
                                                                          ==========     ==========     ==========
Net income per weighted average $1,000
equivalent partnership units outstanding:
   Limited partners                                                       $   173.81     $   274.30     $   176.06
                                                                          ==========     ==========     ==========

   Subordinated limited partners                                          $   325.21     $   448.17     $   320.61
                                                                          ==========     ==========     ==========

Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                                                          150,670        103,747         93,962
                                                                          ==========     ==========     ==========
   Subordinated limited partners                                              51,741         44,026         37,332
                                                                          ==========     ==========     ==========


The accompanying notes are an integral part of these statements.

                          PART II

Item 8.  Financial Statements and Supplemental Data

                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended
                                                                          ------------------------------------------
                                                                          December 31,   December 31,   December 31,
(Amounts in thousands)                                                        1999           1998           1997
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                              $ 187,331      $ 199,209      $ 114,184
   Adjustments to reconcile net income to net
      cash provided by operating activities -
         Depreciation and amortization                                        59,356         44,201         39,741
         Gain on investment                                                        -        (40,995)             -
      Decrease (increase) in securities purchased under
         agreements to resell                                                 40,000       (113,550)       143,550
      Increase in securities sold under agreements to
         repurchase                                                          188,880              -              -
      (Increase) decrease in net receivable from customers                  (386,330)       109,592       (208,973)
      Increase in net payable to brokers, dealers and
         clearing organizations                                               10,796         13,254         16,351
      (Increase) decrease in receivable from mortgages
         and loans                                                           (13,902)         1,723         (4,429)
      Increase in securities owned, net                                      (55,099)       (41,527)          (961)
      Increase in payable to depositors                                        3,100          6,564          4,463
      Increase in accounts payable
         and other accrued expenses                                           67,210         56,073         37,254
      Increase (decrease) in bank loans                                      102,930        (12,033)        16,250
      Increase in other assets                                               (36,194)       (28,151)       (13,998)

                                                                           ---------      ---------      ---------
   Net cash provided by operating activities                                 168,078        194,360        143,432

                                                                           ---------      ---------      ---------

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
   Purchase of equipment, property and improvements                          (82,247)       (58,562)       (53,562)
   Proceeds from sale of investment                                                -         35,595              -

                                                                           ---------      ---------      ---------
   Net cash used in investing activities                                     (82,247)       (22,967)       (53,562)
                                                                           ---------      ---------      ---------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
   Repayment of long-term debt                                                (7,285)       (11,525)       (13,840)
   Issuance of subordinated liabilities                                       75,000              -              -
   Repayment of subordinated liabilities                                     (16,225)       (16,225)             -
   Issuance of partnership interests                                           8,297         69,771          8,833
   Redemption of partnership interests                                        (4,453)        (2,554)        (3,407)
   Withdrawals and distributions from partnership capital                   (142,365)      (128,853)       (84,576)

                                                                           ---------      ---------      ---------
      Net cash used by financing activities                                  (87,031)       (89,386)       (92,990)

                                                                           ---------      ---------      ---------
      Net (decrease) increase in cash and cash equivalents                    (1,200)        82,007         (3,120)
CASH AND CASH EQUIVALENTS,
   Beginning of year                                                         143,745         61,738         64,858
   End of year                                                             $ 142,545      $ 143,745      $  61,738
                                                                           =========      =========      =========
   Cash paid for interest                                                  $  55,795      $  47,274      $  43,823

The accompanying notes are an integral part of these statements.

                          PART II

Item 8.  Financial Statements and Supplemental Data

                             THE JONES FINANCIAL COMPANIES, L.L.L.P.

                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           Subordinated
                                                              Limited        Limited        General
                                                            Partnership    Partnership    Partnership
(Amounts in thousands)                                        Capital        Capital        Capital        Total


Balance, December 31, 1996                                   $ 95,807       $ 29,178       $123,172      $ 248,157

Issuance of partnership interests                                   -          8,833              -          8,833
Redemption of partnership interests                            (2,842)          (565)             -         (3,407)
Net income                                                     16,543         11,969         85,672        114,184
Withdrawals and distributions                                  (6,388)        (8,262)       (47,966)       (62,616)
Reserved for anticipated withdrawals                          (10,155)        (3,707)       (14,061)       (27,923)

                                                             --------       --------       --------      ---------

Balance, December 31, 1997                                     92,965         37,446        146,817        277,228

Issuance of partnership interests                              62,265          7,506              -         69,771
Redemption of partnership interests                            (2,498)           (56)             -         (2,554)
Net income                                                     28,458         19,731        151,020        199,209
Withdrawals and distributions                                 (10,804)       (15,775)       (74,351)      (100,930)
Reserved for anticipated withdrawals                          (17,654)        (3,956)       (18,752)       (40,362)

                                                             --------       --------       --------      ---------

Balance, December 31, 1998                                    152,732         44,896        204,734        402,362

Issuance of partnership interests                                   -          8,297              -          8,297
Redemption of partnership interests                            (3,723)          (730)             -         (4,453)
Net income                                                     26,189         16,827        144,315        187,331
Withdrawals and distributions                                 (10,278)       (11,805)       (79,920)      (102,003)
Reserved for anticipated withdrawals                          (15,911)        (5,022)       (25,464)       (46,397)

                                                             --------       --------       --------      ---------

Balance, December 31, 1999                                   $149,009       $ 52,463       $243,665      $ 445,137



The accompanying notes are an integral part of these statements.

                            PART II

Item 8.  Financial Statements and Supplemental Data

              THE JONES FINANCIAL COMPANIES, L.L.L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1999, 1998 AND 1997

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

The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Where appropriate, prior years' financial statements have been reclassified to conform with the 1999 presentation.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Partnership participates in short-term resale agreements and repurchase agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership's policy to have such underlying collateral deposited in its accounts at its custodian banks. Repurchase transactions require the Partnership to deposit collateral with the lender. Resale and repurchase agreements are carried at the amount at which the securities will be subsequently resold/repurchased as specified in the agreements.

TRANSACTIONS. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. The related revenue and expenses are recorded on a trade date basis. Prior to 1999, recording was done on a settlement date basis, generally representing the third business day following the transaction date, which was not materially different than a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate, and other loans to individuals primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

                          PART II

Item 8.  Financial Statements and Supplemental Data

SECURITIES-LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are generally reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash, or other collateral with the lender. With respect to securities loaned, the Partnership receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

SECURITIES OWNED.  Securities owned are valued at current market prices.

COLLATERAL. The Partnership continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is depreciated using straight-line and accelerated methods over estimated useful lives of five to seven years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated between thirty and thirty-two years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period.
The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements and betterments are capitalized.

SEGREGATED CASH AND SECURITIES OWNED. Cash of $51 and cash and securities of $34,338 were segregated in a special reserve bank account for the benefit of customers as of December 31, 1999 and 1998, respectively, under rule 15c3-3 of the Securities and Exchange
Commission.

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership, and each partner is liable for their own tax payments.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Accounts receivable from and payable to customers include margin balances and amounts due on uncompleted transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the financial statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request. The Partnership pays interest on certain credit balances in customer accounts.

                          PART II

Item 8.  Financial Statements and Supplemental Data


NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
         AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                                1999           1998

                                                              -------        -------

Securities failed to deliver                                  $ 7,187        $ 9,397
Deposits paid for securities borrowed                           4,307         12,243
Deposits with clearing organizations                            3,496          2,394
Other                                                          10,527         10,484
                                                              -------        -------
Total receivable from brokers, dealers
   and clearing organizations                                 $25,517        $34,518
                                                              =======        =======

Securities failed to receive                                  $10,809        $11,651
Deposits received for securities loaned                        46,211         43,651
Other                                                             198            121
                                                              -------        -------
Total payable to brokers, dealers and
   clearing organizations                                     $57,218        $55,423
                                                              =======        =======

"Fails" represent the contract value of securities which have not been received or delivered by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is comprised of the Association's primarily adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                                                       1999                          1998
                                                           ---------------------------    --------------------------

                                                                            Securities                    Securities
                                                                              Sold,                         Sold,
                                                            Securities       not yet      Securities       not yet
                                                              Owned         Purchased        Owned        Purchased

                                                            ----------      ----------    ----------      ----------

Inventory Securities:
   Certificates of deposit                                   $  7,301       $  3,127       $  1,481       $    875
   U.S. and Canadian government
     and U.S. agency obligations                               23,497          4,710         11,239         12,782
   State and municipal obligation                              67,119          5,157         76,764            384
   Corporate bonds and notes                                   12,140          2,553         17,955          3,307
   Corporate stocks                                            12,021          3,119          3,425          1,580

                                                             --------       --------       --------       --------

                                                             $122,078       $ 18,666       $110,864       $ 18,928
                                                             ========       ========       ========       ========
Investment Securities:
   U.S. government and agency
     obligations                                             $210,510                      $166,887
                                                             ========                      ========

                          PART II

Item 8.  Financial Statements and Supplemental Data

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Any gain or loss on hedging activities is recognized in principal transactions revenue. The notional amount of futures contracts sold was $10,000 and $0 at December 31, 1999 and 1998, respectively.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS
Equipment, property and improvements are summarized as follows:

                                                               1999           1998

                                                            ---------      ---------

Land                                                        $  13,599      $  13,505
Buildings and improvements                                    134,814        112,215
Equipment, furniture and fixtures                             348,296        291,964

                                                            ---------      ---------

   Total equipment, property and improvements                 496,709        417,684

Accumulated depreciation and amortization                    (271,917)      (215,783)

                                                            ---------      ---------

   Equipment, property and improvements, net                $ 224,792      $ 201,901
                                                            =========      =========

NOTE 7 - BANK LOANS

EDJ borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 1999, the Partnership had bank lines of credit aggregating $665,000 of which $615,000 was through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. At December 31, 1999, collateral with a market value of $1,527,786 was available to support secured bank loans of EDJ. Total bank loans outstanding under these lines were $100,000 as of December 31, 1999. Additionally, the Association had loans from The Federal Home Loan Bank of $9,897 and $6,967 as of December 31, 1999 and 1998, respectively, which are secured by mortgage loans. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 5.3% and 5.8% at December 31, 1999 and 1998, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $148,284, $13,107 and $10,424 and the average interest rate (computed on the basis of the average aggregate loans outstanding) was 5.9%, 6.1%, and 6.0% for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors is comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

                          PART II

Item 8.  Financial Statements and Supplemental Data


NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                               1999           1998

                                                              -------        -------

Note payable, secured by equipment, interest at
   a rate of 7.55% at December 31, 1999, annual
   principal due plus monthly interest, maturing
   July  2000.                                                $ 3,000        $ 4,250

Notes payable, secured by property, interest
   rates ranging from 6.62% to 8.72% at
   December 31, 1999, principal and interest
   due in monthly installments, maturing from
   June 2003 through April 2008.                               31,540         36,082

Note payable, secured by the Association's
   stock, interest at a rate of 7.6% at
   December 31, 1998.                                               -          1,493

                                                              -------        -------

                                                              $34,540        $41,825
                                                              =======        =======

Scheduled annual principal payments, as of December 31, 1999 are as follows:

        Year                          Principal Payment

        ----------                    -----------------

        2000                               $ 7,922
        2001                                 5,334
        2002                                 5,781
        2003                                 4,157
        2004                                 2,300
        Thereafter                           9,046

                                           -------

                                           $34,540
                                           =======

The Partnership has land, buildings and equipment with a carrying value at December 31, 1999 of $50,881 which are subject to security agreements which collateralize various notes payable. Certain agreements contain restrictions that among other things, require maintenance of certain financial ratios, levels of indebtedness and limit the withdrawal of partnership capital. The carrying amounts of the long-term debt approximate their fair value as of December 31, 1999 and 1998.

                          PART II

Item 8.  Financial Statements and Supplemental Data

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                                                     1999          1998

                                                                   --------      --------

Capital notes, 8.18%, due in annual installments of $10,500
   commencing on September 1, 2000, with a final
   installment on September 1, 2008.                               $ 94,500      $ 94,500

Capital notes, 7.95%, due in annual installments
   of $10,225 with a final installment of
   of $10,200 due on April 15, 2006.                                 71,550        81,775

Capital notes, 8.96%, due in annual
   installments of $6,000 with a final
   installment on May 1, 2002.                                       18,000        24,000

Capital notes, with rates ranging from 7.51%  to 7.79%,
   due in annual installments commencing on August 15, 2005,
   with a final installment on August 15, 2011.                      75,000             -

                                                                   --------      --------

                                                                   $259,050      $200,275
                                                                   ========      ========

Required annual principal payments, as of December 31, 1999, are as follows:

                                                 Principal
         Year                                     Payment
         ----                                    ---------

         2000                                    $ 26,725
         2001                                      26,725
         2002                                      26,725
         2003                                      20,725
         2004                                      20,725
         Thereafter                               137,425
                                                 --------

                                                 $259,050
                                                 ========

The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 1999, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $300,000 and Net Capital as computed in accordance with the uniform Net Capital Rule of 7.5% of aggregate debit items, or $121,304 (see Note 12).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $265,245 and $213,315 as of December 31, 1999 and 1998, respectively.

                          PART II

Item 8.  Financial Statements and Supplemental Data

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 149,009 and 152,732 units at December 31, 1999 and 1998, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $11,300, $8,808 and $7,053, for the years ended December 31, 1999, 1998 and 1997, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 52,463 and 44,896 units at December 31, 1999 and 1998, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Under the Partnership agreement, a withdrawing limited partner's capital is payable in three equal annual installments; a withdrawing subordinated limited or general partner's capital is payable in four equal annual installments. The repayments of withdrawing limited, subordinated limited and general partners' capital commence at their withdrawal dates.

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

At December 31, 1999, EDJ's Net Capital of $344,962 was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $312,614. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 20%. Net Capital and the related capital percentage may fluctuate on a daily basis.

The Association is required under federal regulation to maintain specified levels of liquidity and capital standards. The Association is in compliance with these regulations as of December 31, 1999.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $46,868, $39,805 and $29,014 were provided by the Partnership for its contributions to the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

                          PART II

Item 8.  Financial Statements and Supplemental Data

NOTE 14 - COMMITMENTS

Furniture, fixtures, computers and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. Rent expense was $105,309, $82,670, and $73,146 for the years ended December 31, 1999, 1998 and 1997, respectively. The Partnership's noncancelable lease commitments greater than one year are summarized below:

         Year

         ----------

         2000                                     $90,442
         2001                                      64,222
         2002                                      42,823
         2003                                      29,096
         2004                                      22,401
         Thereafter                                70,963

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

                          PART III


ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 25, 2000, the Partnership was comprised of 186 general partners, 3,797 limited partners and 106 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 186 general partners.

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

Following is a listing of the names of the Executive Committee, ages, dates of becoming a general partner and area of responsibility for each as of February 25, 2000:

Name                          Age             Partner       Area of Responsibility

John W. Bachmann               61              1970         Managing Partner
Douglas E. Hill                55              1974         Product & Sales Division
Michael R. Holmes              41              1996         Human Resources
Richie L. Malone               51              1979         Information Systems
Steven Novik                   50              1983         Finance & Accounting
Darryl L. Pope                 60              1971         Service Division
Robert Virgil, Jr.             65              1993         Headquarters Administration

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

                                                                                   Returns to General
                                                                                     Partner Capital

                                                                              ------------------------------
                                              <F1>              <F2>             <F3>
                                                                              Net income     General Partner
                                                               Deferred       allocated          invested
                                                               Compen-        to General        Capital at         Total
                             Year           Salaries           sation         Partners            12/31         <F1><F2><F3>

John W. Bachmann             1999           200,000             8,400         3,132,295         4,871,121         3,340,695
                             1998           193,750             8,736         3,894,758         4,955,447         4,097,244
                             1997           175,000             7,976         2,528,085         4,894,502         2,711,061

Douglas E. Hill              1999           160,000             8,400         4,771,544         8,493,237         4,939,944
                             1998           153,750             8,736         5,116,327         7,591,323         5,278,813
                             1997           135,000             7,976         2,843,359         5,506,315         2,986,335

Richie L. Malone             1999           160,000             8,400         4,439,619         7,868,735         4,608,019
                             1998           153,750             8,736         4,955,823         7,064,148         5,118,309
                             1997           135,000             7,976         2,764,542         5,353,361         2,907,518

Jim Weddle                   1999           160,000             8,400         4,046,838         7,244,232         4,215,238
                             1998           153,750             8,736         4,267,475         6,431,538         4,429,961
                             1997           135,000             7,976         2,364,562         4,588,595         2,507,538

Ray L. Robbins               1999           150,000             8,400         4,027,173         6,869,530         4,185,573
                             1998           143,750             8,736         4,267,475         6,431,538         4,419,961
                             1997           125,000             7,976         2,364,562         4,555,595         2,497,538

Larry R. Sobol               1999           150,000             8,400         4,027,173         7,244,232         4,185,573
                             1998           143,750             8,736         4,267,475         6,413,538         4,419,961
                             1997           125,000             7,976         2,364,562         4,555,595         2,497,538

<F1> Each non-selling general partner receives a salary generally ranging from $90,000 - $200,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the six individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.




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

<F3> Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from .05% to 3.80% in 1999 and .05% to 3.60% in 1998 and 1997. At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 137 of the general partners also own limited partnership interests and 53 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 25, 2000:

                                 Name of                   Amount of
                                 Beneficial                Beneficial              % of
Title of Class                   Owner                     Ownership               Class

Limited Partnership              All General
Interests                        Partners as
                                 a Group                  $14,881,000               10%

Subordinated                     All General
Limited Partnership              Partners as
Interests                        a Group                  $28,319,035               46%

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

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

                                                                                              Page No.
                                            INDEX

(a)         (1) The following financial statements are included in Part II, Item 8:

            Report of Independent Public Accountants                                             21

            Consolidated Statements of Financial Condition as of
            December 31, 1999 and 1998                                                           22

            Consolidated Statements of Income for the years ended
            December 31, 1999, 1998 and 1997                                                     24

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997                                                     25

            Consolidated Statements of Changes in Partnership Capital
            for the years ended December 31, 1999, 1998 and 1997                                 26

            Notes to Consolidated Financial Statements                                           27

            (2) The following financial statements are included in Schedule I:

            Parent Company Only Condensed Statements of Financial Condition as of
            December 31, 1999 and 1998                                                           45

            Parent Company Only Condensed Statements of Income for the years ended
            December 31, 1999, 1998 and 1997                                                     46

            Parent Company Only Condensed Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997                                                     47

            Report of Independent Public Accountants                                             48

            Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(b)         Report on Form 8-K

            No reports on Form 8-K were filed in the fourth quarter of 1999.

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

(Registrant)                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                              ---------------------------------------------

By (Signature and Title)         /s/ John W. Bachmann

                              ---------------------------------------------
                                     John W. Bachmann, Managing Partner


Date                          March 29, 2000

                              ---------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By (Signature and Title)         /s/ John W. Bachmann

                              ---------------------------------------------
                                     John W. Bachmann, Managing Partner


Date                          March 29, 2000

                              ---------------------------------------------


By (Signature and Title)         /s/ Steven Novik

                              ---------------------------------------------
                                     Steven Novik, Chief Financial Officer


Date                          March 29, 2000

                              ---------------------------------------------


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

            EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                FOR THE YEAR ENDED DECEMBER 31, 1999

  Exhibit
  Number     Page           Description

    3.1      <F*>           Tenth Amended and Restated Limited
                            Partnership Agreement of The Jones Financial
                            Companies, L.L.L.P., dated February 25, 1999,
                            incorporated herein by reference to Exhibit
                            3.1 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended March 26, 1999.

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





   10.25    <F*>            Mortgage Note; South Second Deed of Trust and
                            Security Agreement between EDJ Leasing Co.,
                            L.P. and Nationwide Life Insurance Company dated August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                            29, 1995.

   10.26    <F*>            Mortgage Note; North Second Deed of Trust and
                            Security Agreement between EDJ Leasing Co.,
                            L.P. and Nationwide Life Insurance Company dated August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                            29, 1995.

   10.27    <F*>            Note Purchase Agreement by Edward D. Jones &
                            Co., L.P. for $94,500,000 aggregate principal amount of 8.18% subordinated capital notes due September 1, 2008, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                            27, 1996.

   10.28    <F*>            Note Purchase Agreement by Edward D. Jones &
                            Co., L.P. for $75,000,000 aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due
                            September 15, 2011, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                            24, 1999.

   21                       Subsidiaries of the Registrant, filed
                            herewith.

   23.1                     Consent of Independent Public Accountants.

   25        <F*>           Delegation of Power of Attorney to Managing
                            Partner contained within Exhibit 3.1


   27 Financial Data Schedule (provided for the Securities and Exchange Commission only), filed herewith.

                                                                     Schedule I

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                 December 31,      December 31,
(Amounts in thousands)                                               1999              1998

ASSETS:

Cash and cash equivalents                                          $    587          $    576

Investment in subsidiaries                                          485,839           436,730

Other assets                                                          5,494             8,999

                                                                   --------          --------

      TOTAL ASSETS                                                 $491,920          $446,305
                                                                   ========          ========


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
   and accrued expenses                                            $    386          $  2,088

Long-term debt                                                            -             1,493

                                                                   --------          --------

      TOTAL LIABILITIES                                                 386             3,581

      TOTAL PARTNERSHIP CAPITAL                                     491,534           442,724

                                                                   --------          --------

      TOTAL LIABILITIES AND CAPITAL                                $491,920          $446,305




These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                          THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  (PARENT COMPANY ONLY)

                             CONDENSED STATEMENTS OF INCOME

                                                                  Years Ended
                                               ------------------------------------------------
                                               December 31,      December 31,      December 31,
(Amounts in thousands)                             1999              1998              1997


NET REVENUE:

   Equity in earnings of subsidiaries            $185,598          $157,047          $113,627
   Management Fee Income                           24,028            20,665            18,661
   Gain on investment                                   -            40,995                 -
   Other                                              351               179               141

                                                 --------          --------          --------

      Total Revenue                               209,977           218,886           132,429

                                                 --------          --------          --------

   Interest expense                                11,414             9,027             7,406

                                                 --------          --------          --------

      Net Revenue                                 198,563           209,859           125,023

OPERATING EXPENSES:

   Compensation and benefits                       11,057            10,517            10,794
   Payroll and other taxes                            123                 -                 -
   Other operating expenses                            52               133                45

                                                 --------          --------          --------

      Total Operating Expenses                     11,232            10,650            10,839

NET INCOME                                       $187,331          $199,209          $114,184




These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                  THE JONES FINANCIAL COMPANIES L.L.L.P.

                                          (PARENT COMPANY ONLY)

                                    CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended
                                                                    ------------------------------------------------
                                                                    December 31,      December 31,      December 31,
(Amounts in thousands)                                                  1999              1998              1997

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                        $ 187,331         $ 199,209          $114,184
   Adjustments to reconcile net income to net cash
      provided by operating activities -
         Gain on investment                                                  -           (40,995)                -
   Increase in investment in affiliate                                 (49,109)         (132,266)          (30,832)
   Decrease (increase) in other assets and liabilities,
      net                                                                1,803             2,004            (1,352)
                                                                     ---------         ---------          --------
   Net cash provided by operating activities                           140,025            27,952            82,000
                                                                     ---------         ---------          --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

   Proceeds from sale of investment                                          -            35,595                 -
                                                                     ---------         ---------          --------

   Net cash provided by investing activities                                 -            35,595                 -
                                                                     ---------         ---------          --------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Repayment of long-term debt                                          (1,493)           (2,204)           (2,204)
   Issuance of partnership interests                                     8,297            69,771             8,833
   Redemption of partnership interests                                  (4,452)           (2,554)           (3,407)
   Withdrawals and distributions from
      partnership capital                                             (142,366)         (128,853)          (84,576)
                                                                     ---------         ---------          --------

   Net cash used in financing activities                              (140,014)          (63,840)          (81,354)
                                                                     ---------         ---------          --------

   Net increase (decrease) in cash and
      cash equivalents                                                      11              (293)             646

CASH AND CASH EQUIVALENTS,

   Beginning of year                                                       576               869              223
                                                                     ---------         ---------          --------

   End of year                                                       $     587         $     576         $    869



These financial statements should be read in conjunction with the notes to the consolidated financial statements of
The Jones Financial Companies, L.L.L.P.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31,
1999, and have issued our report thereon dated February 22, 2000.   Our
audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule I listed in the index to Item 14 on Form 10-K for the year ended December 31, 1999, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule I has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




St. Louis, Missouri,
February 22, 2000