Form 10-Q
period 2000-03-31
JONES FINANCIAL COMPANIES LP LLP
filed 2000-05-15
CIK 815917

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                      --------------------------


                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended MARCH 31, 2000
                     Commission file number 0-16633


                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


      MISSOURI                                          43-1450818
-----------------------------------------------------------------------
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                 Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                                   63131
-----------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                   --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----    -----

               As of the filing date, there are no voting securities held by non-affiliates of the Registrant.

                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   INDEX


                                                                       Page
                                                                     Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition              3
            Consolidated Statements of Income                           5
            Consolidated Statements of Cash Flows                       6
            Consolidated Statements of Changes in Partnership Capital   7
            Notes to Consolidated Financial Statements                  8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk  15



Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           16

Item 6.     Exhibits and Reports on Form 8-K                            16


            Signatures                                                  17

                 Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          THE JONES FINANCIAL COMPANIES, L.L.L.P.

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        ASSETS

                                                              (Unaudited)
                                                               March 31,    December 31,
(Amounts in thousands)                                           2000           1999
----------------------------------------------------------------------------------------

Cash and cash equivalents                                     $  179,233     $  142,545

Securities purchased under agreements to resell                        -         75,000

Receivable from:
      Customers                                                1,886,830      1,662,257
      Brokers, dealers and clearing
        organizations                                             26,576         25,517
      Mortgages and loans                                         86,303         82,724

Securities owned, at market value:
      Inventory securities                                       119,125        122,078
      Investment securities                                      209,999        210,510

Equipment, property and improvements                             227,050        224,792

Other assets                                                     177,170        147,818
                                                              -------------------------

      Total assets                                            $2,912,286     $2,693,241

========================================================================================

The accompanying notes are an integral part of these financial statements.

                 Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          LIABILITIES AND PARTNERSHIP CAPITAL

                                                              (Unaudited)
                                                               March 31,     December 31,
(Amounts in thousands)                                           2000           1999
-----------------------------------------------------------------------------------------

Bank loans                                                    $  388,169     $  109,897

Securities sold under agreements to repurchase                         -        188,880

Payable to:
      Customers                                                1,242,572      1,155,884
      Brokers, dealers and clearing organizations                 51,561         57,218
      Depositors                                                  75,891         77,252

Securities sold, not yet purchased, at market value               22,717         18,666

Accounts payable and accrued expenses                             91,579         83,386

Accrued compensation and employee benefits                       227,247        216,934

Long-term debt                                                    33,346         34,540
                                                              ----------     ----------

                                                               2,133,082      1,942,657
                                                              ----------     ----------

Liabilities subordinated to claims of general creditors          259,050        259,050
                                                              ----------     ----------

Partnership capital                                              468,204        445,137

Partnership capital reserved for anticipated withdrawals          51,950         46,397
                                                              ----------     ----------

      Total partnership capital                                  520,154        491,534
                                                              ----------     ----------

      Total liabilities and capital                           $2,912,286     $2,693,241

========================================================================================

The accompanying notes are an integral part of these financial statements.

                 Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                     CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                        Three Months Ended
(Amounts in thousands,                                March 31,    March 26,
except per unit information)                            2000         1999
----------------------------------------------------------------------------
Revenues:
     Commissions                                      $393,090     $267,484
     Principal transactions                             64,025       46,110
     Investment banking                                 11,603        9,387
     Interest and dividends                             47,982       30,413
     Other                                              61,179       43,389
                                                      --------     --------
          Total revenue                                577,879      396,783
     Interest expense                                   18,321       11,765
                                                      --------     --------
          Net Revenue                                  559,558      385,018
                                                      --------     --------

Operating expenses:
     Compensation and benefits                         334,151      230,245
     Communications and data processing                 51,489       38,622
     Occupancy and equipment                            41,113       30,452
     Payroll and other taxes                            21,122       16,145
     Floor brokerage and clearance fees                  4,527        3,047
     Other operating expenses                           38,619       27,122
                                                      --------     --------
          Total operating expenses                     491,021      345,633
                                                      --------     --------

     Net income                                       $ 68,537     $ 39,385
                                                      ========     ========

Net income allocated to:
     Limited partners                                 $  7,938     $  5,556
     Subordinated limited partners                       6,669        3,728
     General partners                                   53,930       30,101
                                                      --------     --------

                                                      $ 68,537     $ 39,385
                                                      ========     ========

Net income per weighted average $1,000
equivalent partnership units outstanding:
     Limited partners                                 $  53.39     $  36.56
                                                      ========     ========
     Subordinated limited partners                    $ 108.51     $  72.54
                                                      ========     ========

Weighted average $1,000 equivalent
partnership units outstanding:
     Limited partners                                  148,678      151,984
                                                      ========     ========
     Subordinated limited partners                      61,457       51,392
                                                      ========     ========

============================================================================
The accompanying notes are an integral part of these financial statements.

                 Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                   Three Months Ended
                                                                March 31,      March 26,
(Amounts in thousands)                                            2000           1999
----------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
      Net income                                               $  68,537      $  39,385
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                         15,720         13,440
      Changes in operating assets & liabilities:
            Securities purchased under
               agreements to resell                               75,000        115,000
            Net receivable from customers                       (137,885)      (193,150)
            Net payable to
               brokers, dealers and clearing organizations        (6,716)        11,511
            Receivable from mortgages and loans                   (3,579)        (1,595)
            Securities owned, net                                  7,515         21,403
            Other assets                                         (29,352)        (7,697)
            Bank loans                                           278,272         38,978
            Securities sold under agreements to repurchase      (188,880)             -
            Payables to depositors                                (1,361)           861
            Accounts payable and accrued expenses                 18,506            671
                                                               ---------      ---------
      Net cash provided by operating activities                   95,777         38,807
                                                               ---------      ---------

Cash Flows Used by Investing Activities:
      Purchase of equipment, property and improvements           (17,978)       (18,815)
                                                               ---------      ---------
      Net cash used by investing activities                      (17,978)       (18,815)
                                                               ---------      ---------

Cash Flows Used by Financing Activities:
      Repayment of long-term debt                                 (1,194)        (1,351)
      Issuance of partnership interests                            8,994          6,496
      Redemption of partnership interests                           (812)        (1,200)
      Withdrawals and distributions from
         partnership capital                                     (48,099)       (41,242)
                                                               ---------      ---------
      Net cash used by financing activities                      (41,111)       (37,297)
                                                               ---------      ---------
      Net increase (decrease) in cash and cash equivalents        36,688        (17,305)

Cash and Cash Equivalents, beginning of period                   142,545        143,745
                                                               ---------      ---------

Cash and Cash Equivalents, end of period                       $ 179,233      $ 126,440
                                                               =========      =========
Cash paid for interest                                         $  19,389      $  11,487

========================================================================================
The accompanying notes are an integral part of these financial statements.

                 Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 26, 1999
                                                  (Unaudited)


                                                                     Subordinated
                                                           Limited        Limited        General
                                                       partnership    partnership    partnership
(Amounts in thousands)                                     capital        capital        capital          Total
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                $152,732        $44,896       $204,734       $402,362

Net income                                                   5,556          3,728         30,101         39,385

Issuance of partnership interests                                -          6,496              -          6,496

Redemption of partnership interests                         (1,200)             -              -         (1,200)

Withdrawals and distributions                                  (17)          (102)          (761)          (880)

Reserved for anticipated withdrawals                        (5,539)        (3,626)       (21,032)       (30,197)
                                                          --------        -------       --------       --------

Balance, March 26, 1999                                   $151,532        $51,392       $213,042       $415,966



Balance, December 31, 1999                                $149,009        $52,463       $243,665       $445,137

Net income                                                   7,938          6,669         53,930         68,537

Issuance of partnership interests                                -          8,994              -          8,994

Redemption of partnership interests                           (812)             -              -           (812)

Withdrawals and distributions                                  (14)          (200)        (1,488)        (1,702)

Reserved for anticipated withdrawals                        (7,924)        (6,469)       (37,557)       (51,950)
                                                          --------        -------       --------       --------

Balance, March 31, 2000                                   $148,197        $61,457       $258,550       $468,204


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

   The financial statements have been prepared under the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Where appropriate, prior years' financial statements have been reclassified to conform with the 2000 presentation.

   The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

   The results of operations for the three months ended March 31, 2000 and March 26, 1999 are not necessarily indicative of the results to be expected for the full year.

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

   At March 31, 2000, EDJ's Net Capital of $313,639 was 17% of aggregate debit items and its Net Capital in excess of the minimum required was $277,099. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 16%. Net Capital and the related capital percentage may fluctuate on a daily basis.

   The firm has other operating subsidiaries, including Boone
National Savings and Loan Association, F.A. ("Boone") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of March 31, 2000.

                 Part I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION

                QUARTER ENDED MARCH 31, 2000, VERSUS

                    QUARTER ENDED MARCH 26, 1999

RESULTS OF OPERATIONS

   The Partnership experienced a record quarter in terms of both revenue and net income. Active securities markets, growth in the sales force and an increased number of selling days contributed to a 46% increase ($181.1 million) in total revenue to $577.9 million for the first quarter of 2000. Net income increased 74% ($29.2 million) to $68.5 million for the first quarter of 2000.

   The partnership segments its revenues between trade revenue (revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue comprised 69% of total revenue for the first quarters of 2000 and 1999. Fee revenue sources, such as service fees, management fees, IRA fees and interest income, represented the remaining 31% of total revenues for the same periods.

   Trade revenue increased 47% ($127.8 million) to $401.0 million during the first quarter of 2000. Revenue increased primarily due to an increase in the number of investment representatives (IRs), customer dollars invested, and an increase in the number of selling days in the current period. The Partnership added 1,342 IRs since March 26, 1999 (27%), ending the quarter with 6,274 IRs in the United States, Canada and the United Kingdom. Total customer dollars invested were $18.3 billion during the first quarter of 2000, representing a 51% ($6.2 billion) increase compared to the first quarter of 1999. Continued growth and productivity of the sales force, combined with five additional selling days, significantly contributed to the increase in customer dollars invested to record levels. These positive factors were partially offset by a shift in product mix to lower margin products which resulted in a 4% decrease in revenue per $1,000 invested from $2.23 in the first quarter of 1999 to $2.15 in the first quarter of 2000.

   Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fee and other fees, increased 43% ($53.3 million) to $176.9 million during the first quarter of 2000. A significant amount of fee

                 Part I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

revenue is associated with the value of customers' assets. Total customers' assets increased 29% ($54.4 billion) year over year.
Additionally, the Partnership's continued expansion of its product and service offerings has had a positive impact on fee revenue.

   Focusing on changes in major revenue categories, commissions revenue, including service fees, increased 47% ($125.6 million) during the first quarter of 2000. Mutual fund commissions increased 50% ($67.0 million) and accounted for 53% of commission revenue growth. Listed and over-the-counter (OTC) agency commissions increased 52% ($46.9 million) accounting for 37% of the total commission growth for the first quarter of 2000. The remaining commission growth resulted primarily from a 26% ($11.1 million) increase in insurance commissions. The firm experienced strong growth in commissions due to the highly active securities markets during the first quarter of 2000 and to the growth in the number of IRs.

   Principal transactions revenue increased 39% ($17.9 million) during the first quarter of 2000. Fixed income products, including CDs, municipal bonds and corporate bonds all increased in revenue compared to the prior year period. Rising interest rates combined with growth in the number of IRs contributed to the increase.

   Interest and dividend revenues increased 58% ($17.6 million) over the comparable prior year period. Interest from customer loans increased 66% ($16.4 million) as the Partnership's customer loan balances increased 13% ($218.5 million) to $1.8 billion during the first quarter of 2000.

   Other revenue, comprised of various fee revenue sources, increased 41% ($17.8 million) compared to the first quarter of 1999. Fee revenue received from money market, mutual fund and insurance products increased 41% ($12.8 million). Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 52% ($2.9 million). The remaining increase is due to continued growth in the breadth of the firm's product and service offerings.

   Interest expense increased 56% ($11.8 million) during the current period, due primarily to an increase in bank loans outstanding to fund customer loan balances.

                 Part I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Operating expenses increased 42% ($145.4 million) to $491.0 million during the first quarter of 2000. Compensation costs represent 71% ($103.9 million) of the total expense growth for the quarter. Sales compensation increased 42% ($58.3 million) due to increased revenue and increased number of IRs. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, increased 72% ($27.4 million) due to the Partnership's strong revenue and earning levels. Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force.

   Communications and data processing expenses account for 9% ($12.9 million) of the total expense growth during the first quarter of 2000. Additionally, occupancy and equipment expenses increased 35% ($10.7 million), comprising 7% of the total operating expense increase. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase the number of IRs, locations and customers.

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership's equity capital at March 31, 2000 including the reserve for anticipated withdrawals, was $520.2 million, compared to $446.2 million at March 26, 1999. Equity capital has increased primarily due to retention of General Partner earnings and to an increase in Subordinated Limited Partner capital.

   At March 31, 2000, the Partnership has $179.2 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $665.0 million ($615.0 million of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans.

   A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $210.0 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash

                 Part I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

   The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

   For the quarter ended March 31, 2000, cash and cash equivalents increased $36.7 million. Cash provided by operating activities was $95.8 million. Sources include increased net borrowing ($89.4 million) required to fund the Partnership's growth, net income ($68.5 million) and proceeds from disposition of securities purchased under agreements to resell ($75.0 million). These sources were partially offset by an increase in net receivable from customers ($137.9 million) due primarily to increased customer loan balances. Cash used for investing activities consisted of $18.0 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash used by financing activities was $41.1 million consisting primarily of partnership withdrawals.

   As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 31, 2000, EDJ's Net Capital of $313.6 million was 17% of aggregate debit items and its Net Capital in excess of the minimum required was $277.1 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 16%. Net Capital and the related capital percentage may fluctuate on a daily basis.

   There were no material changes in the Partnership's overall financial condition during the three months ended March 31, 2000, compared with the three months ended March 26, 1999. The Partnership's consolidated statement of financial condition is comprised primarily

                 Part I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES

   As of May 12, 2000, the Partnership has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Partnership will continue to monitor and work to remediate any issues that may arise. Although the Partnership expects not to be materially impacted, such future events cannot be known with certainty.

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

FORWARD-LOOKING STATEMENTS

   The Management's Financial Discussion, including the discussion under "Year 2000 System Issues," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Partnership failures to achieve timely, effective remediation of the Year 2000 issue, general

                 Part I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

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

   There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended March 31, 2000.

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


            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                         (Registrant)




Dated:  May 12, 2000                /s/   John W. Bachmann
                                    -------------------------------
                                    John W. Bachmann
                                    Managing Partner





Dated:  May 12, 2000                /s/   Steven Novik
                                    -------------------------------
                                    Steven Novik
                                    Chief Financial Officer

                 Part II.   OTHER INFORMATION


                       EXHIBIT INDEX

          THE JONES FINANCIAL COMPANIES, L.L.L.P.

            For the quarter ended March 31, 2000


Exhibit No.       Description
------------------------------------------------------------------------

27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)