Form 10-Q
period 2000-06-30
JONES FINANCIAL COMPANIES LP LLP
filed 2000-08-14
CIK 815917

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                       ----------------------


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



   For the quarterly period ended June 30, 2000
                                        Commission file number 0-16633


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

                                                   ------------------


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

                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  INDEX


                                                                       Page
                                                                     Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                   3
         Consolidated Statements of Income                                5
         Consolidated Statements of Cash Flows                            6
         Consolidated Statements of Changes in Partnership Capital        7
         Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16



Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 6.  Exhibits and Reports on Form 8-K                                17


         Signatures                                                      18

                                Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            THE JONES FINANCIAL COMPANIES, L.L.L.P.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            ASSETS

                                                                (Unaudited)
                                                                  June 30,        December 31,
(Amounts in thousands)                                              2000              1999
----------------------------------------------------------------------------------------------

Cash and cash equivalents                                        $  160,597        $  142,545

Securities purchased under agreements to resell                           -            75,000

Receivable from:
   Customers                                                      2,035,106         1,662,257
   Brokers, dealers and clearing
      organizations                                                  30,021            25,517
   Mortgages and loans                                               95,622            82,724

Securities owned, at market value:
   Inventory securities                                             169,502           122,078
   Investment securities                                            195,149           210,510

Equipment, property and improvements                                237,135           224,792

Other assets                                                        176,728           147,818
                                                                 ----------        ----------

   Total assets                                                  $3,099,860        $2,693,241

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

                              Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            LIABILITIES AND PARTNERSHIP CAPITAL

                                                                (Unaudited)
                                                                  June 30,        December 31,
(Amounts in thousands)                                              2000              1999
----------------------------------------------------------------------------------------------

Bank loans                                                       $  452,925        $  109,897

Securities sold under agreements to repurchase                      136,174           188,880

Securities loaned                                                   134,303            46,211

Payable to:
   Customers                                                      1,157,841         1,155,884
   Brokers, dealers and clearing organizations                       23,007            11,007
   Depositors                                                        77,976            77,252

Securities sold, not yet purchased, at market value                  21,611            18,666

Accounts payable and accrued expenses                               103,999            83,386

Accrued compensation and employee benefits                          200,670           216,934

Long-term debt                                                       32,128            34,540
                                                                 ----------        ----------

                                                                  2,340,634         1,942,657
                                                                 ----------        ----------

Liabilities subordinated to claims of general creditors             242,825           259,050
                                                                 ----------        ----------

Partnership capital                                                 481,343           445,137

Partnership capital reserved for anticipated withdrawals             35,058            46,397
                                                                 ----------        ----------

   Total partnership capital                                        516,401           491,534
                                                                 ----------        ----------

   Total liabilities and capital                                 $3,099,860        $2,693,241

==============================================================================================

The accompanying notes are an integral part of these financial statements.

                                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)


                                                 Three Months Ended            Six Months Ended
(Amounts in thousands,                        June 30,       June 25,      June 30,        June 25,
except per unit information)                    2000           1999          2000            1999
---------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                $358,676       $302,287     $  751,766       $569,771
   Principal transactions                       73,357         66,167        137,382        112,277
   Investment banking                            4,950          6,762         16,553         16,149
   Interest and dividends                       57,243         34,551        105,225         64,964
   Other                                        72,706         49,749        133,885         93,138
                                              --------       --------     ----------       --------
      Total revenue                            566,932        459,516      1,144,811        856,299
   Interest expense                             22,399         12,732         40,720         24,496
                                              --------       --------     ----------       --------
      Net revenue                              544,533        446,784      1,104,091        831,803
                                              --------       --------     ----------       --------

Operating expenses:
   Compensation and benefits                   319,105        267,681        653,256        497,926
   Communications and data processing           53,802         42,938        105,291         81,560
   Occupancy and equipment                      44,890         31,249         86,003         61,701
   Payroll and other taxes                      17,036         14,128         38,158         30,273
   Floor brokerage and clearance fees            4,756          3,039          9,283          6,086
   Other operating expenses                     41,716         33,349         80,335         60,472
                                              --------       --------     ----------       --------
      Total operating expenses                 481,305        392,384        972,326        738,018
                                              --------       --------     ----------       --------

   Net income                                 $ 63,228       $ 54,400     $  131,765       $ 93,785
                                              ========       ========     ==========       ========

Net income allocated to:
   Limited partners                           $  7,282       $  7,631     $   15,220       $ 13,187
   Subordinated limited partners                 5,852          4,969         12,521          8,697
   General partners                             50,094         41,800        104,024         71,901
                                              --------       --------     ----------       --------

                                              $ 63,228       $ 54,400     $  131,765       $ 93,785
                                              ========       ========     ==========       ========
Net income per weighted average $1,000
equivalent partnership units outstanding:
   Limited partners                           $  49.28       $  50.48     $   102.58       $  87.04
                                              ========       ========     ==========       ========
   Subordinated limited partners              $  95.22       $  96.69     $   203.73       $ 169.23
                                              ========       ========     ==========       ========

Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                            147,752        151,129        148,367        151,557
                                              ========       ========     ==========       ========
   Subordinated limited partners                61,457         51,392         61,457         51,392
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

                         Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE JONES FINANCIAL COMPANIES, L.L.L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six Months Ended
                                                                   June 30,          June 25,
(Amounts in thousands)                                               2000              1999
----------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
   Net income                                                     $ 131,765         $  93,785
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                               32,333            26,617
   Changes in operating assets & liabilities:
         Securities purchased under
            agreements to resell                                     75,000           115,000
         Net receivable from customers                             (370,892)         (342,394)
         Net payable to
            brokers, dealers and clearing organizations               7,496            10,866
         Receivable from mortgages and loans                        (12,898)           (3,125)
         Securities owned, net                                      (29,118)          (60,604)
         Other assets                                               (29,010)          (21,652)
         Bank loans                                                 343,028           289,944
         Securities sold under agreements to repurchase             (52,706)                -
         Securities loaned                                           88,092             1,984
         Payables to depositors                                         724             3,838
         Accounts payable and accrued expenses                        4,349            13,618
                                                                  ---------         ---------
   Net cash provided by operating activities                        188,163           127,877
                                                                  ---------         ---------

Cash Flows Used by Investing Activities:
   Purchase of equipment, property and improvements, net            (44,576)          (43,633)
                                                                  ---------         ---------
   Net cash used by investing activities                            (44,576)          (43,633)
                                                                  ---------         ---------

Cash Flows Used by Financing Activities:
   Repayment of long-term debt                                       (2,412)           (2,724)
   Repayment of subordinated debt                                   (16,225)          (16,225)
   Issuance of partnership interests                                  8,994             6,496
   Redemption of partnership interests                               (1,499)           (1,719)
   Withdrawals and distributions from
      partnership capital                                          (114,393)          (90,381)
                                                                  ---------         ---------
   Net cash used by financing activities                           (125,535)         (104,553)
                                                                  ---------         ---------
   Net increase (decrease) in cash and cash equivalents              18,052           (20,309)

Cash and Cash Equivalents, beginning of period                      142,545           143,745
                                                                  ---------         ---------

Cash and Cash Equivalents, end of period                          $ 160,597         $ 123,436
                                                                  =========         =========
Cash paid for interest                                            $  40,161         $  24,666

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

                                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                             SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999
                                               (Unaudited)


                                                            Subordinated
                                                  Limited        Limited        General
                                              partnership    partnership    partnership
(Amounts in thousands)                            capital        capital        capital          Total
-------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                       $152,732       $ 44,896       $204,734       $402,362

Net income                                         13,187          8,697         71,901         93,785

Issuance of partnership interests                       -          6,496              -          6,496

Redemption of partnership interests                (1,719)             -              -         (1,719)

Withdrawals and distributions                         (52)        (7,774)       (42,193)       (50,019)

Reserved for anticipated withdrawals              (13,135)          (923)       (10,763)       (24,821)
                                                 --------       --------       --------       --------

Balance, June 25, 1999                           $151,013       $ 51,392       $223,679       $426,084

=======================================================================================================



Balance, December 31, 1999                       $149,009       $ 52,463       $243,665       $445,137

Net income                                         15,220         12,521        104,024        131,765

Issuance of partnership interests                       -          8,994              -          8,994

Redemption of partnership interests                (1,499)             -              -         (1,499)

Withdrawals and distributions                      (1,103)       (10,585)       (56,308)       (67,996)

Reserved for anticipated withdrawals              (14,117)        (1,936)       (19,005)       (35,058)
                                                 --------       --------       --------       --------

Balance, June 30, 2000                           $147,510       $ 61,457       $272,376       $481,343


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

     The results of operations for the six months ended June 30, 2000 and June 25, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     At June 30, 2000, EDJ's Net Capital of $320.2 million was 16% of aggregate debit items and its Net Capital in excess of the minimum required was $280.6 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 16%. Net Capital and the related capital percentage may fluctuate on a daily basis.

     The firm has other operating subsidiaries, including Boone
National Savings and Loan Association, F.A. ("Boone") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of June 30, 2000.

                    Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                  MANAGEMENT'S FINANCIAL DISCUSSION


          QUARTER and SIX MONTHS ENDED JUNE 30, 2000, VERSUS

              QUARTER and SIX MONTHS ENDED JUNE 25, 1999

RESULTS OF OPERATIONS

     The Partnership attained record levels of total revenue and net income for both the quarter and six months ended June 30, 2000 due primarily to active securities markets, growth in the sales force and five additional selling days during the first six months of 2000. Total revenue increased 23% ($107.4 million) to $566.9 million and net income increased 16% ($8.8 million) to $63.2 million for the second quarter of 2000. For the first six months of 2000, total revenue increased 34% ($288.5 million) to $1.1 billion and net income increased 40% ($38.0 million) to $131.8 million.

     The partnership segments its revenues between trade revenue (revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue, expressed as a percentage of total revenue, comprised 64% and 70% for the second quarters and 67% and 69% for the first six months of 2000 and 1999, respectively. Fee revenue sources, such as service fees, management fees, IRA fees and interest income, represented the remaining 36% and 30% for the second quarters and 33% and 31% for the first six months of 2000 and 1999, respectively.

     Trade revenue increased 13% ($42.5 million) during the second quarter and 29% ($170.3 million) during the first six months of 2000. Revenue increased primarily due to an increase in the number of investment representatives (IRs), customer dollars invested, and an increase in the number of selling days. The Partnership added 1,396 IRs since June 25, 1999 (27%), ending the quarter with 6,639 IRs in the United States, Canada and the United Kingdom. Total customer dollars invested were $16.2 billion and $34.5 billion during the second quarter and first six months of 2000, respectively, representing an 18% ($2.5 billion) and 34% ($8.7 billion) increase over the comparable prior year periods. Continued growth and productivity of the sales force, combined with five additional selling days during the first quarter of 2000, significantly contributed to the increase in customer dollars invested to record levels. These positive factors were partially offset by a shift in product mix to lower margin products, primarily CDs, which

                    Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


resulted in a 5% decrease in revenue per $1,000 invested from $22.80 in the first six months of 1999 to $21.70 in the first six months of 2000.

     Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees, increased 47% ($64.9 million) for the quarter and 45% ($118.2 million) for the six months ended June 30, 2000. Underlying fee revenue growth is growth in the value of customers' assets. Total customers' assets increased 22% ($44.9 billion) year over year due to market fluctuations and growth in the number of customers served by the Partnership. Additionally, the Partnership's continued expansion in recent years of its product and service offerings has had a positive impact on fee revenue.

     Focusing on changes in major revenue categories, commissions revenue, including service fees, increased 19% ($56.4 million) during the second quarter and 32% ($182.0 million) during the first six months of 2000. Mutual fund commissions increased 23% ($35.8 million) and 35% ($102.8 million) for the periods, and accounted for 63% and 56%, respectively, of commission revenue growth. Listed and over-the-counter
(OTC) agency commissions increased 17% ($16.2 million) for the quarter and 35% ($63.1 million) for the first six months, accounting for 29% and 35%, respectively, of total commission growth. The firm experienced strong growth in commissions due to the highly active securities markets and to the growth in the number of IRs.

     Principal transactions revenue increased 11% ($7.2 million) during the second quarter and 22% ($25.1 million) during the first six months of 2000. Fixed income products, including CDs, municipal bonds and corporate bonds all increased in revenue compared to the prior year period. Rising interest rates combined with growth in the number of IRs contributed to the increase.

     Interest and dividend revenues increased 66% ($22.7 million) for the second quarter and 62% ($40.3 million) for the first six months of 2000. Interest from customer loans increased 73% ($21.1 million) for the quarter and 70% ($37.5 million) during the first six months as the Partnership's customer loan balances increased 23% ($375.9 million) to $2.0 billion during the first six months of 2000 and 40% from $1.4 billion at June 25, 1999.

                    Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Other revenue, comprised of various fee revenue sources, increased 46% ($23.0 million) for the quarter and 44% ($40.7 million) for the first six months of 2000. Fee revenue received from money market, mutual fund and insurance products increased 63% ($22.0 million) for the quarter and 53% ($34.8 million) for the first six months. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 39% ($2.3 million) for the quarter and 45% ($5.2 million) for the first six months.

     Interest expense increased 76% ($9.7 million) during the quarter and 66% ($16.2 million) for the six months ended June 30, 2000, due primarily to an increase in bank loans outstanding to fund customer loan balances.

     Operating expenses increased 23% ($88.9 million) to $481.3 million during the quarter, and 32% ($234.3 million) to $972.3 million for the six months ended June 30, 2000. Compensation costs represent 58% ($51.4 million) and 66% ($155.3 million) of the total expense growth for the quarter and six month periods, respectively. Sales compensation increased 15% ($23.4 million) and 28% ($81.7 million) for the quarter and six months, respectively, due to increased revenue and an increased number of IRs. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, increased 17% ($8.2 million) and 41% ($35.7 million) due to the Partnership's strong revenue and earning levels. Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force.

     Communications and data processing expenses increased 25% ($10.9 million) for the quarter and 29% ($23.7 million) for the first six months, accounting for 12% and 10%, respectively, of the total operating expense growth. Additionally, occupancy and equipment expenses increased 44% ($13.6 million) for the quarter and 39% ($24.3 million) for the six month period, comprising 15% and 10%, respectively, of the total operating expense increase. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase the number of IRs, locations and customers.

                    Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's equity capital at June 30, 2000 including the reserve for anticipated withdrawals, was $516.4 million, compared to $446.2 million at June 25, 1999. Equity capital has increased primarily due to retention of General Partner earnings and to an increase in Subordinated Limited Partner capital.

     At June 30, 2000, the Partnership had $160,597 in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $1,045,000 ($995,000 of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans.

     A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $195.1 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

     The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

     For the six months ended June 30, 2000, cash and cash equivalents increased $18.1 million. Cash provided by operating activities was $188.2 million. Sources include increased bank loans ($343.0 million) and securities loaned ($88.1 million) required to fund the Partnership's balance sheet growth, net income ($131.8 million) and proceeds from disposition of securities purchased under agreements to resell ($75.0 million). These sources were partially offset by an increase in net receivable from customers ($370.9 million) due primarily to increased customer loan balances, and a decrease in securities sold under agreements to repurchase ($52.7 million). Cash used for investing activities consisted of $44.6 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash used by financing activities was $125.5 million consisting of repayment of subordinated debt and partnership withdrawals.

                    Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 30, 2000, EDJ's Net Capital of $320.2 million was 16% of aggregate debit items and its Net Capital in excess of the minimum required was $280.6 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 16%. Net Capital and the related capital percentage may fluctuate on a daily basis.

     There were no material changes in the Partnership's overall financial condition during the six months ended June 30, 2000, compared with the six months ended June 25, 1999. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES

     As of August 11, 2000, the Partnership has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Partnership will continue to monitor and work to remediate any issues that may arise. Although the Partnership expects not to be materially impacted, such future events cannot be known with certainty.

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

FORWARD-LOOKING STATEMENTS

     The Management's Financial Discussion, including the discussion under "Year 2000 System Issues," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Partnership failures to achieve timely, effective remediation of the Year 2000 issue, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes.
Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

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

                    Part I.  FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk



     There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended June 30, 2000.

                     Part II.  OTHER INFORMATION




               THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1.   Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Reference is made to the Exhibit Index contained hereinafter.

     (b)  Reports on Form 8-K
          Eleventh Amended and Restated Agreement of Registered
Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 23, 2000, incorporated herein by reference to Form 8-K filed on May 24, 2000.

                     Part II.  OTHER INFORMATION




                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             (Registrant)



Dated:  August 11, 2000                 /s/  Steven Novik

                                        ---------------------------
                                        Steven Novik
                                        Chief Financial Officer

                            EXHIBIT INDEX

               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 For the quarter ended June 30, 2000


Exhibit No.      Description
-----------------------------------------------------------------------

27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)