Form 10-Q
period 2000-09-30
JONES FINANCIAL COMPANIES LP LLP
filed 2000-11-13
CIK 815917

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                         --------------------


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period ended SEPTEMBER 29, 2000
                    Commission file number 0-16633


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

               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          ASSETS

                                                                    (Unaudited)
                                                                   September 29,   December 31,
(Amounts in thousands)                                                 2000            1999
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $  127,315     $  142,545

Securities purchased under agreements to resell                              -         75,000

Receivable from:
      Customers                                                      2,108,083      1,662,257
      Brokers, dealers and clearing organizations                       25,415         25,517
      Mortgages and loans                                              103,122         82,724

Securities owned, at market value:
      Inventory securities                                             167,921        122,078
      Investment securities                                            198,260        210,510

Equipment, property and improvements                                   245,478        224,792

Other assets                                                           194,596        147,818
                                                                    ----------     ----------

      Total assets                                                  $3,170,190     $2,693,241

===============================================================================================

The accompanying notes are an integral part of these financial statements.

               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             LIABILITIES AND PARTNERSHIP CAPITAL

                                                                       (Unaudited)
                                                                      September 29,   December 31,
(Amounts in thousands)                                                    2000            1999
--------------------------------------------------------------------------------------------------
Bank loans                                                               $522,678       $109,897

Securities sold under agreements to repurchase                             23,969        188,880

Securities loaned                                                         141,337         46,211

Payable to:
      Customers                                                         1,075,380      1,155,884
      Brokers, dealers and clearing organizations                          12,083         11,007
      Depositors                                                           82,788         77,252

Securities sold, not yet purchased, at market value                        46,898         18,666

Accounts payable and accrued expenses                                     120,807         83,386

Accrued compensation and employee benefits                                247,359        216,934

Long-term debt                                                             30,886         34,540
                                                                       ----------     ----------

                                                                        2,304,185      1,942,657
                                                                       ----------     ----------

Liabilities subordinated to claims of general creditors                   232,325        259,050
                                                                       ----------     ----------

Partnership capital                                                       595,333        445,137

Partnership capital reserved for anticipated withdrawals                   38,347         46,397
                                                                       ----------     ----------

      Total partnership capital                                           633,680        491,534
                                                                       ----------     ----------

      Total liabilities and capital                                    $3,170,190     $2,693,241

==================================================================================================

The accompanying notes are an integral part of these financial statements.

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                       Three Months Ended           Nine Months Ended
(Amounts in thousands,                            September 29,  September 24, September 29,  September 24,
except per unit information)                          2000           1999          2000           1999
-----------------------------------------------------------------------------------------------------------
Revenues:
      Commissions                                   $336,311       $273,057     $1,088,077     $  842,828
      Principal transactions                          64,917         78,963        202,299        191,240
      Investment banking                               4,071          2,059         20,624         18,208
      Interest and dividends                          58,416         38,863        163,641        103,827
      Other                                           68,149         50,041        202,034        143,179
                                                    --------       --------     ----------     ----------
            Total revenue                            531,864        442,983      1,676,675      1,299,282
      Interest expense                                22,828         15,701         63,548         40,197
                                                    --------       --------     ----------     ----------
            Net revenue                              509,036        427,282      1,613,127      1,259,085
                                                    --------       --------     ----------     ----------

Operating expenses:
      Compensation and benefits                      293,888        255,171        947,144        753,097
      Communications and data processing              51,994         44,096        157,285        125,656
      Occupancy and equipment                         47,959         35,077        133,962         96,778
      Payroll and other taxes                         14,467         11,541         52,625         41,814
      Floor brokerage and clearance fees               4,341          3,143         13,624          9,229
      Other operating expenses                        45,796         33,749        126,131         94,221
                                                    --------       --------     ----------     ----------
            Total operating expenses                 458,445        382,777      1,430,771      1,120,795
                                                    --------       --------     ----------     ----------

      Net income                                    $ 50,591       $ 44,505     $  182,356     $  138,290
                                                    ========       ========     ==========     ==========

Net income allocated to:
      Limited partners                                $7,308         $6,209     $   22,528        $19,396
      Subordinated limited partners                    4,549          3,912         17,070         12,609
      General partners                                38,734         34,384        142,758        106,285
                                                    --------       --------     ----------     ----------
                                                    $ 50,591       $ 44,505     $  182,356     $  138,290
                                                    ========       ========     ==========     ==========
Net income per weighted average $1,000
   equivalent partnership units outstanding:
      Limited partners                              $  39.61       $  41.31     $   142.19     $   128.35
                                                    ========       ========     ==========     ==========
      Subordinated limited partners                 $  70.20       $  75.82     $   273.93     $   245.05
                                                    ========       ========     ==========     ==========

Weighted average $1,000 equivalent
   partnership units outstanding:
      Limited partners                               162,922        150,349        150,314        151,133
                                                    ========       ========     ==========     ==========
      Subordinated limited partners                   62,948         51,537         61,656         51,500
                                                    ========       ========     ==========     ==========

===========================================================================================================

The accompanying notes are an integral part of these financial statements.

                Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE JONES FINANCIAL COMPANIES, L.L.L.P.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                   Nine Months Ended
                                                              September 29,  September 24,
(Amounts in thousands)                                            2000           1999
------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
      Net income                                               $ 182,356      $ 138,290
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                         49,030         41,849
      Changes in operating assets & liabilities:
            Securities purchased under
               agreements to resell                               75,000        115,000
            Net receivable from customers                       (526,330)      (509,468)
            Net payable to brokers, dealers
                and clearing organizations                         1,178          3,264
            Receivable from mortgages and loans                  (20,398)        (7,582)
            Securities owned, net                                 (5,361)       (27,643)
            Other assets                                         (46,778)       (35,017)
            Bank loans                                           412,781        317,409
            Securities sold under agreements to repurchase      (164,911)             -
            Securities loaned                                     95,126         (2,177)

            Payables to depositors                                 5,536          4,484
            Accounts payable and accrued expenses                 67,846         68,786
                                                               ---------      ---------
      Net cash provided by operating activities                  125,075        107,195
                                                               ---------      ---------

Cash Flows Used by Investing Activities:
      Purchase of equipment, property and improvements, net      (69,716)       (62,514)
                                                               ---------      ---------
      Net cash used by investing activities                      (69,716)       (62,514)
                                                               ---------      ---------

Cash Flows Used by Financing Activities:
      Repayment of long-term debt                                 (3,654)        (4,119)
      Issuance of subordinated debt                                    -         75,000
      Repayment of subordinated debt                             (26,725)       (16,225)
      Issuance of partnership interests                          114,014          8,058
      Redemption of partnership interests                         (3,219)        (3,353)
      Withdrawals and distributions from
         partnership capital                                    (151,005)      (129,651)
                                                               ---------      ---------
      Net cash used by financing activities                      (70,589)       (70,290)
                                                               ---------      ---------
      Net decrease in cash and cash equivalents                  (15,230)       (25,609)

Cash and Cash Equivalents, beginning of period                   142,545        143,745
                                                               ---------      ---------

Cash and Cash Equivalents, end of period                       $ 127,315      $ 118,136
                                                               =========      =========
Cash paid for interest                                         $  65,085      $  39,991

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

                 Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                        NINE MONTHS ENDED SEPTEMBER 29, 2000 AND SEPTEMBER 24, 1999
                                                 (Unaudited)

                                                                     Subordinated
                                                           Limited        limited        General
                                                       partnership    partnership    partnership
(Amounts in thousands)                                     capital        capital        capital          Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                $152,732       $ 44,896       $204,734      $ 402,362

Net income                                                  19,396         12,609        106,285        138,290

Issuance of partnership interests                                -          8,058              -          8,058

Redemption of partnership interests                         (2,623)          (730)             -         (3,353)

Withdrawals and distributions                              (10,151)       (11,650)       (67,488)       (89,289)

Reserved for anticipated withdrawals                        (9,246)          (959)       (10,363)       (20,568)
                                                          --------       --------       --------      ---------

Balance, September 24, 1999                               $150,108       $ 52,224       $233,168      $ 435,500


Balance, December 31, 1999                                $149,009       $ 52,463       $243,665      $ 445,137

Net income                                                  22,528         17,070        142,758        182,356

Issuance of partnership interests                           95,572         18,442              -        114,014

Redemption of partnership interests                         (2,719)          (500)             -         (3,219)

Withdrawals and distributions                               (1,220)       (15,283)       (88,105)      (104,608)

Reserved for anticipated withdrawals                       (21,308)        (1,787)       (15,252)       (38,347)
                                                          --------       --------       --------      ---------

Balance, September 29, 2000                               $241,862       $ 70,405       $283,066      $ 595,333

===============================================================================================================

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

   The Partnership's principal operating subsidiary, Edward D. Jones
& Co., L.P. ("EDJ"), is engaged in business as a registered broker/ dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada, and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.

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

   The results of operations for the nine months ended September 29, 2000 and September 24, 1999 are not necessarily indicative of the results to be expected for the full year.

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

   At September 29, 2000, EDJ's Net Capital of $310.6 million was
15% of aggregate debit items and its Net Capital in excess of the minimum required was $269.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 15%. Net Capital and the related capital percentage may fluctuate on a daily basis.

   The firm has other operating subsidiaries, including Boone
National Savings and Loan Association, F.A. ("Boone") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of September 29, 2000.

                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 MANAGEMENT'S FINANCIAL DISCUSSION


     QUARTER and NINE MONTHS ENDED SEPTEMBER 29, 2000, VERSUS

         QUARTER and NINE MONTHS ENDED SEPTEMBER 24, 1999


RESULTS OF OPERATIONS

   The Partnership attained record levels of total revenue and net income for the nine months ended September 29, 2000 due primarily to active securities markets, growth in the sales force and five additional selling days during the period. For the first nine months of 2000, total revenue increased 29% ($377.4 million) to $1.7 billion and net income increased 32% ($44.1 million) to $182.4 million. During the thrid quarter of 2000, total revenue increased 20% ($88.9 million) to $531.9 million and net income increased 14% ($6.1 million) to $50.6 million.

   The partnership segments its revenues between trade revenue
(revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue comprised 62% of total revenue for the third quarter of 2000, down from 66% in 1999. Similarly, for the first 9 months of 2000 trade revenue was 65%, a decrease from 68% in 1999. Conversely fee revenue sources, such as service fees, management fees, IRA fees and interest income, were 38% of total revenue for the third quarter of 2000, up from 34% in 1999. For the first nine months of 2000, fee revenue increased to 35% from 32% a year ago.

   Trade revenue increased 13% ($37.1 million) during the third quarter and 23% ($207.4 million) during the first nine months of 2000. Trade revenue increased due to an increase in the number of investment representatives (IRs), customer dollars invested, and an increase in the number of selling days. The Partnership added 1,530 IRs since September 24, 1999 (28%), ending the quarter with 7,045 IRs in the United States, Canada and the United Kingdom. Total customer dollars invested were $14.0 billion and $48.5 billion during the third quarter and first nine months of 2000, respectively, representing an 11% ($1.4 billion) and 26% ($10.1 billion) increase over the comparable prior year periods. Continued growth and productivity of the sales force, combined with five additional selling days in 2000, significantly contributed to the increase in customer dollars invested to record levels. On a year to date basis, these positive factors were partially offset by a shift in product mix to lower margin products,

                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


primarily CDs and equities, which resulted in a 3% decrease in trade revenue margin for each $1,000 invested from $22.90 in the first nine months of 1999 to $22.10 in the first nine months of 2000.

   Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees, increased 35% ($51.8 million) for the quarter and 41% ($169.9 million) for the nine months ended September 29, 2000. Underlying fee revenue growth is growth in the value of customers' assets. Total customers' assets increased 24% ($49.2 billion) year over year to $250.6 billion due to market fluctuations and growth in the number of customers served by the Partnership. Additionally, the Partnership's continued expansion in recent years of its product and service offerings has had a positive impact on fee revenue.

   Focusing on changes in major revenue categories, commissions revenue, including service fees, increased 23% ($63.3 million) during the third quarter and 29% ($245.2 million) during the first nine months of 2000. Mutual fund commissions increased 29% ($41.0 million) and 33% ($143.8 million) for the periods. Listed and over-the-counter (OTC) agency commissions increased 32% ($23.2 million) for the quarter and 34% ($86.4 million) for the first nine months. The firm experienced strong growth in commissions due to the highly active securities markets and to the growth in the number of IRs.

   Principal transactions revenue decreased 18% ($14.0 million) during the third quarter and increased 6% ($11.1 million) during the first nine months of 2000. The decrease quarter over quarter is due primarily to a shift away from CDs and municipal bonds. The increase year to date is primarily attributable to increases in corporate bonds.

   Interest and dividend revenues increased 50% ($19.6 million) for the third quarter and 58% ($59.8 million) for the first nine months of 2000. Interest from customer loans increased 63% ($20.5 million) for the quarter and 67% ($58.0 million) during the nine months as the Partnership's customer loan balances increased 27% ($445.5 million) to $2.1 billion during the first nine months of 2000 and 42% ($611.7 million) from $1.5 billion at September 24, 1999.

   Other revenue, comprised of various fee revenue sources, increased 36% ($18.1 million) for the quarter and 41% ($58.8 million) for the first nine months of 2000. Fee revenue received from money market, mutual fund and insurance products increased 43% ($15.8 million) for the quarter and 49% ($50.5 million) for the first nine months.
Additionally, the number of IRA accounts increased, resulting

                  Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


in custodial fee revenue growth of 39% ($1.8 million) for the quarter and 44% ($7.1 million) for the first nine months.

   Interest expense increased 45% ($7.1 million) during the quarter and 58% ($23.4 million) for the nine months ended September 29, 2000, due primarily to an increase in bank loans outstanding to fund customer loan balances.

   Operating expenses increased 20% ($75.7 million) to $458.4 million during the quarter, and 28% ($310.0 million) to $1.4 billion for the nine months ended September 29, 2000. Compensation costs represent 51% ($38.7 million) and 63% ($194.0 million) of the total expense growth for the quarter and nine month periods, respectively. Sales compensation increased 13% ($18.6 million) and 23% ($100.3 million) for the quarter and nine months, respectively, due to increased revenue and an increased number of IRs. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, was flat for the quarter and increased 28% ($35.7 million) year to date due to the Partnership's strong revenue and earnings levels. Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force.

   Occupancy and equipment expenses increased 37% ($12.9 million) for the quarter and 38% ($37.2 million) for the nine month period, comprising 17% and 12%, respectively, of the total operating expense increase. Additionally, communications and data processing expenses increased 18% ($7.9 million) for the quarter and 25% ($31.6 million) for the first nine months, accounting for 10% of the total operating expense growth for both periods. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase the number of IRs, locations and customers.

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership's equity capital at September 29, 2000, excluding the reserve for anticipated withdrawals, was $595.3 million, compared to $445.1 million at December 31, 1999. Equity capital has increased primarily due to the issuance of Limited Partner interests in August 2000 ($95.6 million), retention of General Partner earnings ($39.4 million) and to an increase in Subordinated Limited Partner capital ($17.9 million).

                    Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


   At September 29, 2000, the Partnership had $127.3 million in cash and cash equivalents. Lines of credit are in place at ten banks aggregating $1.045 billion ($995 million of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans.

   A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $198.3 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

   The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

   For the nine months ended September 29, 2000, cash and cash equivalents decreased $15.2 million. Cash provided by operating activities was $125.1 million. Sources include increased bank loans ($412.8 million) and securities loaned ($95.1 million), net income ($182.4 million), proceeds from disposition of securities purchased under agreements to resell ($75.0 million) and increase in accounts payable and accrued expenses ($67.8 million). These sources were partially offset by an increase in net receivable from customers ($526.3 million) due primarily to increased customer loan balances, and a decrease in securities sold under agreements to repurchase ($164.9 million). Cash used for investing activities consisted of $69.7 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash used by financing activities was $70.6 million consisting of partnership withdrawals ($151.0 million) and repayment of subordinated debt ($26.7 million), partially offset by issuance of Limited Partner and Subordinated Limited Partner interests ($114.0 million).

   As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate

                     Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 29, 2000, EDJ's Net Capital of $310.6 million was 15% of aggregate debit items and its Net Capital in excess of the minimum required was $269.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 15%. Net Capital and the related capital percentage may fluctuate on a daily basis.

   There were no material changes in the Partnership's overall financial condition during the nine months ended September 29, 2000, compared with the nine months ended September 24, 1999. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

YEAR 2000 SYSTEM ISSUES

   As of November 10, 2000, the Partnership has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Partnership will continue to monitor and work to remediate any issues that may arise. Although the Partnership expects not to be materially impacted, such future events cannot be known with certainty.

THE EFFECTS OF INFLATION

   The Partnership's net assets are primarily monetary, consisting of cash, securities inventories and receivables less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation's impact on the Partnership's

                     Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

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

   There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended September 29, 2000.

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


              THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            (Registrant)



Dated: November 10, 2000                  /s/ Steven Novik
                                          -------------------------
                                          Steven Novik
                                          Chief Financial Officer

                             EXHIBIT INDEX

               THE JONES FINANCIAL COMPANIES, L.L.L.P.

              For the quarter ended September 29, 2000


Exhibit No.     Description
----------------------------------------------------------------------

27.0 Financial Data Schedule (provided for the Securities and Exchange Commission only)