Form 10-K
period 2000-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2001-03-30
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number 0-16633
                          -----------------                             -------


                     THE JONES FINANCIAL COMPANIES, L.L.L.P.
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its Partnership Agreement)

           MISSOURI                                      43-1450818
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                   63131
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code       (314) 515-2000
                                                        ----------------

Securities registered pursuant to Section 12(b) of the act:

                                                 Name of each exchange
        Title of each class                       on which registered
        -------------------                       -------------------

               NONE                                      NONE

-----------------------------------     ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Limited Partnership Interests
--------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 29, 2001 there were no voting securities held by non-affiliates of the registrant.

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

The Partnership's principal operating subsidiary, EDJ, is a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and is a distributor of mutual fund shares. EDJ conducts business throughout the United States, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, American, Chicago, Toronto, Montreal and London exchanges, and is a registered broker/dealer with the National Association of Securities Dealers, Inc. ("NASD").

As of February 23, 2001 the Partnership was comprised of 201 general partners, 5,607 limited partners and 117 subordinated limited partners.

At December 31, 2000, the Partnership is organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100% of the outstanding common stock of LHC, Inc. ("LHC"), a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P., a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through its Canadian entities, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, and all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited, and Edward Jones Nominees ISA Limited. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ("Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership

                                   PART I

equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd.

The Partnership is the sole member of EJ Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company and EJ Insurance Agency of Nevada, Inc., a Nevada limited liability company and EJ Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company. EJ Insurance Agency Holding, L.L.C. is the sole member of EJ Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company and EJ Insurance Agency of Michigan, L.L.C., a Michigan limited liability company. The Partnership and EJ Insurance Agency Holding, L.L.C. are multi-members of EJ Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company; EJ Insurance Agency of Alabama, L.L.C., an Alabama limited liability company; EJ Insurance Agency of Montana, L.L.C., a Montana limited liability company; and EJ Insurance Agency of Ohio, an Ohio limited liability company. EJ Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are multi-members of EJ Insurance Agency of California, L.L.C., a California limited liability company. The Partnership is an affiliate of EJ Insurance Agency of Texas, Inc. All of the insurance agencies engage in general insurance brokerage activities.

The Partnership holds all of the partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trusts. The general partner of Unison Investment Trusts, L.P., Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. EDJ also owns 50% of issued common stock of S-J Capital Corp., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners, L.L.P., Community Investment Partners II, L.P., Community Investment Partners III, L.P., L.L.L.P., and Community Investment Partners IV, L.P., L.L.L.P., business development companies.

Other affiliates of the Partnership include Patronus, Inc. and EDJ Investment Advisory Services. Neither has conducted an active business.

Within the past five years, the Registrant has added several new legal entities. In 1997, Edward Jones Limited, a U.K. private limited company, was organized. During 1998, the Registrant began brokerage operations in the United Kingdom under this entity. During 1998, EJ Mortgage L.L.C. was established. EJ Mortgage L.L.C., a wholly owned subsidiary of EDJ, owns 50% of Edward Jones Mortgage, a joint venture offering residential mortgage lending services to EDJ's customers. Due to state laws and regulations, certain states require separate legal entities to transact insurance business. During 1998, changes were made to certain insurance entities as a result of changes in state laws and regulations. The following entity was added: EDJ Insurance Agency of Michigan, L.L.C., a limited liability company. During 2000, Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited, and Edward Jones Nominee ISA Limited, all three which are U.K. private limited companies, were organized. United Kingdom regulations require separate companies for the holding of client investments in firm name.

                                   PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                                       2000                  1999                  1998

Commissions
     Listed                                         $  272,260            $  190,313            $  170,621
     Mutual Funds                                      749,144               583,444               529,285
     O-T-C                                             170,058               168,177                80,774
     Insurance                                         222,175               205,801               178,436
     Other                                                 837                   551                   303
Principal Transactions                                 264,361               270,830               147,938
Investment Banking                                      29,545                20,953                51,726
Interest and Dividends                                 224,497               149,041               118,238
Gain on Investment                                           -                     -                40,995
Money Market Fees                                       60,604                52,897                43,987
IRA Custodial Service Fees                              30,591                21,965                16,121
Other Revenue                                          187,888               122,862                71,539
                                                    ----------            ----------            ----------

Total Revenue                                       $2,211,960            $1,786,834            $1,449,963


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

LISTED BROKERAGE TRANSACTIONS. A portion of the Partnership's revenue is derived from customer transactions in which the Partnership acts as agent in the purchase and sale of listed corporate securities. These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges. Revenue from brokerage transactions is highly influenced by the volume of business and securities prices.

Customer transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customer margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings, securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts. The Partnership may also use funds

                                   PART I

provided by free credit balances in customer accounts to finance customer margin account borrowings.

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

MUTUAL FUNDS. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealers' discount which generally ranges from 1% to 5 3/4% of the purchase price of the shares, depending on the terms of the dealer agreement and the amount of the purchase. The Partnership also earns service fees which are generally based on 15 to 25 basis points of its customer assets which are held by the mutual funds. The Partnership does not manage any mutual fund, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund.

OVER-THE-COUNTER TRANSACTIONS. Partnership activities in unlisted
(over-the-counter) transactions are essentially similar to its activities as a broker in listed securities. In connection with customer orders to buy or sell securities, the Partnership charges a commission for both principal and agency transactions.

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

As in the case of listed brokerage transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the increasing number of investment representatives employed by the Partnership over the periods indicated.

INSURANCE. The Partnership has executed agency agreements with various national insurance companies. EDJ is able to offer life insurance, long term care insurance, and fixed and variable annuities to its customers through substantially all of its investment representatives who hold insurance sales licenses. As an agent for the insurance company, the Partnership receives

                                   PART I

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

The underwriting activity of the Partnership involves substantial risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price. Furthermore, the commitment of capital to an underwriting may adversely affect the Partnership's capital position and, as such, its participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the Securities and Exchange Commission's uniform Net Capital Rule.

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

                                   PART I

performed for certain mutual fund companies. Also, non-commission revenue is received from mutual funds the Partnership distributes.

The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual fee for its services.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and are included under "Other Revenues."

The Partnership also offers trust services to its customers through the Edward Jones Trust Company, a division of the Association. The Partnership offers a co-branded credit card with a major credit card company and receives revenue from this service. In 1998, the Partnership began offering mortgage loans to its customers through a joint venture.

GAIN ON INVESTMENT. The Partnership acquired a small interest in Federated Investors in 1989 for $1.0 million as a strategic investment. The partnership distributes Federated's mutual funds. Additionally, since the early 1980's, the Partnership and Federated have jointly owned Passport Research, Ltd., the investment advisor to the Partnership's money market fund, Daily Passport Cash Trust. During 1998, the Partnership sold two million shares of its investment in Federated Investors in Federated's initial public offering. The partnership recognized a $41.0 million gain on its Federated holding. The gain included $34.8 million realized from the sale of two million shares and $6.2 million unrealized from 400,000 shares still held. In 1999, the Partnership sold 300,000 of its remaining shares. The resulting gain was not significant. Due to a 3-for-2 stock split which occurred in July 2000, the Partnership now holds 150,000 shares.

RESEARCH DEPARTMENT. The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers. The Department supplements its own research with the services of various independent research services. The Partnership competes with many other securities firms with substantially larger research staffs in its research activities.

CUSTOMER ACCOUNT ADMINISTRATION AND OPERATIONS. Operations associates are responsible for activities relating to customer securities and the processing of transactions with other broker/dealers. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions. It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance. To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for all securities are captured at the branch electronically, routed to St. Louis and forwarded to the appropriate market for execution. The Partnership's processing of paperwork following the execution of a security transaction is automated, and operations are generally on a current basis.

                                   PART I

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates. The Partnership also uses Participant Trust Company for custody of Government National Mortgage Association ("GNMA") securities and a major bank for custody of treasury securities.

The Partnership's United Kingdom operations clear and settle virtually all of its listed transactions through CREST. CREST effects clearing of securities on the London Stock Exchange. In conjunction with clearing and settling transactions with CREST, the Partnership's United Kingdom operations hold customer securities on deposit with CREST in lieu of maintaining physical custody of the certificates. The Partnership's United Kingdom operations also use DTC for custody of United States securities, a major independent brokerage firm for custody of non-United Kingdom and non-United States securities, and individual unit trust vendors for custody of unit trust holdings.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC/CREST. Any serious delays in the processing of securities transactions encountered by NSCC/DTC/CREST may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc., ("ADP") and National Bank of Canada provide automated data processing services for customer account activity and related records for the United States and Canada, respectively.

In Canada, the Partnership has entered into an introducing/carrying arrangement with National Bank of Canada. As the carrying broker, National Bank of Canada handles the routing and settlement of customer transactions. Transactions are settled through the Canadian Depository for Securities ("CDS"), of which National Bank of Canada is a member. CDS effects clearing of securities on the Toronto, Montreal, and CDNX stock exchanges. Customer securities on deposit are also held with CDS.

                                   PART I

The Partnership does not employ its own floor broker for transactions on exchanges. The Partnership has arrangements with other brokers to execute the Partnership's transactions in return for a commission based on the size and type of trade. If, for any reason, any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss. Customers are protected by the Securities Investors Protection Corporation ("SIPC") in the United States, Investors Compensation Scheme ("ICS") in the United Kingdom, and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess insurance coverage maintained by the Partnership in The United States and the United Kingdom. In Canada, excess insurance coverage is maintained by National Bank of Canada. The coverage provided by SIPC, ICS and CIPF, and protection in excess limits thereof, would be available to customers of the Partnership. To the extent that the Partnership would not be able to meet the obligations of the customers, such customers might experience delays in obtaining the protections afforded them. The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 201 general partners, the Partnership has approximately 23,432 full and part-time employees. This includes 7,580 registered salespeople as of February 23, 2001. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

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

                                   PART I

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 7,188 branch offices as of February 23, 2001, primarily staffed by a single investment representative. The offices are located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 441 offices as of February 23, 2001) and the United Kingdom (through 101 offices as of February 23, 2001).

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

REGULATION. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EDJ or an affiliate is registered as a broker-dealer in 50 states, Puerto Rico, Canada and the United Kingdom.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of

                                   PART I

broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom which is regulated by The Securities and Futures Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

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

The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2000.

ITEM 2.  PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri, comprising nineteen separate buildings. Sixteen buildings are owned by the Partnership and three buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian headquarters facility in Mississauga, Ontario through an operating lease and has a long-term operating lease for its United Kingdom headquarters located in London, England. The Partnership also maintains facilities in 7,188 branch locations (as of February 23, 2001) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

ITEM 3.  LEGAL PROCEEDINGS

In recent years there has been an increasing incidence of litigation involving the securities industry. Such suits often seek to benefit large classes of industry customers; many name

                                   PART I

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

ITEM 6.  SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                                   2000              1999             1998*             1997             1996

Revenue                         $2,211,960        $1,786,834       $1,449,963        $1,135,279       $ 952,068

Net income                      $  229,823        $  187,331       $  199,209        $  114,184       $  92,888


Net income per
   weighted average
   $1,000 equivalent
   limited partnership
   unit outstanding             $   179.21        $   173.81       $   274.30        $   176.06       $  170.63

Weighted average
   $1,000 equivalent
   limited partnership
   units outstanding               175,436           150,670          103,747            93,962          96,879

Net income per
   weighted average
   $1,000 equivalent
   subordinated limited
   partnership unit
   outstanding                  $   333.92        $   325.21       $   448.17        $   320.61       $  301.44

Weighted average
   $1,000 equivalent
   subordinated limited
   partnership units
   outstanding                      63,770            51,741           44,026            37,332          30,543


                                   PART II

Item 6.  Selected Financial Data

Summary Balance Sheet Data:

                                     2000              1999              1998           1997            1996

Total assets                      $3,170,385        $2,693,241        $2,118,844     $1,554,798      $1,380,416
                                  ==========        ==========        ==========     ==========      ==========



Long-term debt                    $   29,618        $   34,540        $   41,825     $   53,350      $   67,190

Other liabilities,
   exclusive of
   subordinated
   liabilities                     2,252,961         1,908,117         1,434,020        979,797         826,609

Subordinated liabilities             232,325           259,050           200,275        216,500         216,500

Total partnership capital            655,481           491,534           442,724        305,151         270,117
                                  ----------        ----------        ----------     ----------      ----------

Total liabilities and
   partnership capital            $3,170,385        $2,693,241        $2,118,844     $1,554,798      $1,380,416


* Net income for 1998 included a $41.0 million gain on investment in Federated Investors. The Partnership acquired a small interest in Federated in 1989 for $1.0 million as a strategic investment. During 1998, the Partnership sold a significant portion of its investment in Federated's initial public offering.

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                                        2000 vs. 1999                     1999 vs. 1998
                                                 --------------------------         --------------------------


                                                   Amount        Percentage           Amount        Percentage

Net Revenue:
     Commissions                                  $266,188           23%             $188,867           20%

     Principal transactions                         (6,469)          (2)              122,892           83

     Investment banking                              8,592           41               (30,773)         (59)

     Interest and dividends                         75,456           51                30,803           26

     Gain on investment                                  -            -               (40,995)        (100)

     Other                                          81,359           41                66,077           50
                                                  --------                           --------
       Total revenue                               425,126           24               336,871           23

     Interest expense                               29,227           50                11,449           24
                                                  --------                           --------

       Net revenue                                 395,899           23               325,422           23
                                                  --------                           --------

Operating Expenses:
     Compensation and benefits                     213,135           21               213,622           26

     Communications and data
     processing                                     34,312           19                62,630           55

     Occupancy and equipment                        48,159           36                 5,947            5

     Payroll and other taxes                        13,175           24                 9,328           21

     Floor brokerage and
       clearance fees                                5,093           41                 3,368           37

     Other operating expenses                       39,533           29                42,405           44
                                                  --------                           --------

       Total operating expenses                    353,407           23               337,300           28
                                                  --------                           --------


Net Income                                        $ 42,492           23%             $(11,878)          (6)%


                                  PART II

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

RESULTS OF OPERATIONS (2000 VERSUS 1999)

The Partnership attained record levels of total revenue and net income for the year ended December 31, 2000 due primarily to active securities markets and growth in its sales force. Total revenues increased 24% ($425.1 million) to $2.2 billion and net income increased 23% ($42.5 million) to $229.8 million.

The partnership classifies its revenues as trade revenue (revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue comprised 64% of total revenue for 2000, down from 68% in 1999. Conversely, fee revenue sources, such as service fees, management fees, IRA fees and interest income, were 36% of total revenue for 2000, up from 32% in 1999.

Trade revenue increased 17% ($202.5 million) during 2000. Trade revenue increased due to an increase in the number of investment representatives
(IRs) and customer dollars invested. The Partnership added 1,495 IRs since December 31, 1999 (25%), ending 2000 with 7,434 IRs in the United States, Canada and the United Kingdom. Total customer dollars invested were $61.3 billion during 2000, representing a 15% ($8.1 billion) increase over 1999. The firm experienced record levels of customer activity, total revenue and net income in the first quarter of 2000. Beginning in the second quarter of 2000, the securities markets began to move lower and customer activity slowed. The firm's revenues and net income slowed in the second, third and fourth quarters even though the Parnership continued to expand its sales force.

Fee revenue sources, which include service fees, revenue sharing agreements with mutual fund and insurance companies, interest income, IRA custodial fees, subtransfer agent fees and other fees, increased 39% ($222.7 million) during 2000. Underlying fee revenue is the value of customer assets. Total customer assets increased 7% ($17.1 billion) year over year to $245.7 billion due to market fluctuations and growth in the number of customers served by the Partnership. Additionally, the Partnership's continued expansion in recent years of its product and service offerings has had a positive impact on fee revenue sources.

Focusing on changes in major revenue categories, commissions revenue, including service fees, increased 23% ($266.2 million) during 2000. Mutual fund commissions increased 28% ($165.7 million) during 2000. Listed commissions increased 43% ($81.9 million). The firm experienced growth in commissions due to the highly active securities markets and growth in the number of IRs.

                                  PART II

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

Principal transactions revenue decreased 2% ($6.5 million) during 2000. The decrease is due primarily to a shift away from fixed income products and towards equities and mutual funds.

Investment banking revenues increased 41% ($8.6 million), due primarily to an increased number of corporate debt underwritings ($7.0 million or 80%).

Interest and dividend revenues increased 51% ($75.5 million) during 2000. Interest from customer loans increased 60% ($74.4 million) as the Partnership's customer loan balances increased 22% ($363.9 million) year over year to $2.0 billion at December 31, 2000. The average of customer loan balances was $1.9 billion during 2000, compared to $1.4 billion during 1999.

Other revenue, comprised of various fee revenue sources, increased 41% ($81.4 million) during 2000. Fee revenue received from money market, mutual fund and insurance products increased 49% ($69.6 million). Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 39% ($8.6 million) during the year.

Interest expense increased 50% ($29.2 million) during 2000, due primarily to an increase in bank loans outstanding to fund customer loan balances. The average of the aggregate short-term bank loans outstanding was $413,089 during 2000, compared to $148,284 during 1999.

Operating expenses increased 23% ($353.4 million) to $1.9 billion during 2000. Compensation costs represent 60% ($213.1 million) of the total expense growth for the year. Sales compensation increased 17% ($103.3 million) due to increased revenue and an increased number of IRs. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants
(BOAs) and headquarters associates, which expands and contracts in relation to revenues, net income and the firm's profit margin, increased 16% ($26.7 million) due to the increase in the Partnership's revenue and earnings levels. Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional personnel at both the headquarters and in the branches as the firm grows its sales force.

Occupancy and equipment expenses increased 36% ($48.2 million), comprising 14% of the total operating expense increase. Additionally, communications and data processing expenses increased 19% ($34.3 million), accounting for 10% of the total operating expense growth for the year. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase the number of IRs, locations and customers.

RESULTS OF OPERATIONS (1999 VERSUS 1998)

Total revenue for 1999 was $1.8 billion compared to $1.4 billion in 1998, an increase of 23%. Operating expenses for 1999 were $1.5 billion, an increase of 28% compared to 1998. Net income of $187.3 million for 1999 decreased 6% compared to net income of $199.2 million for 1998. Excluding the gain on investment in 1998, 1999's net income increased 18%. Net income for 1998 included a $41.0 million gain on investment in Federated Investors. The partnership

                                  PART II

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

acquired a small interest in Federated in 1989 for $1.0 million as a strategic investment. During 1998, the Partnership sold a significant portion of its investment in Federated's initial public offering. The Partnership continued to focus on sales force growth in 1999. The Partnership added 1,254 (27%)
IRs in 1999, ending the year with 5,939 IRs in the United States, Canada and the United Kingdom.

Total revenue increased 23% ($336.9 million) during 1999 compared to 1998. Excluding the gain on investment in 1998, total revenue increased 27% ($377.9 million) during 1999 compared to 1998. Revenue growth was attributable to strong securities markets, an increase in the number of IRs and continued maturity of existing IRs. The Partnership segments its revenues between trade revenues (revenues from buy or sell transactions on securities) and fee revenues (sources other than trade revenues). Trade revenue comprised 68% of total revenue in 1999 versus 70% during 1998 (excluding the Federated gain). Fee revenue sources, such as service fees, management fees, IRA fees and interest income represented the remaining 32% and 30% of revenue for 1999 and 1998, respectively.

Trade revenue increased 23% ($228.4 million) to $1.2 billion during 1999. Revenue growth resulted from growth in the number of IRs and customer dollars invested, offset by a decrease in the commission earned on each dollar invested. Total customer dollars invested were $53.2 billion during 1999, representing a 33% ($13.3 billion) increase compared to 1998. Continued maturity and growth of the sales force and strong securities markets contributed to increasing customer dollars invested to record levels. A shift in product mix to lower margin products, to CDs and equities and away from mutual funds and insurance products, resulted in an 8% decrease in revenue per $1,000 invested from $24.80 in 1998 to $22.60 in 1999.

Fee revenue sources, which include service fees, revenue sharing agreements with mutual fund and insurance companies, interest income, IRA custodial fees and other fees increased 35% ($148.5 million) to $571.6 million. Fee revenue is primarily associated with the value of customer assets. Total customer assets increased 25% to $228.7 billion in 1999. Additionally, the Partnership's continued expansion of its product and service offerings has had a positive impact on fee revenue.

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

Other revenue increased 50% ($66.1 million) compared to 1998. Fee revenue received from money market management fees and mutual fund and insurance products increased 122% ($29.1 million) and 30% ($20.5 million), respectively. Fee revenues are generally associated with customer asset balances. Customer assets continued to grow during 1999 due to strong securities markets and an increase in the number of customers the Partnership serves. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 36% ($5.8 million).

Interest expense increased 24% ($11.4 million) compared to 1998. The growth in interest expense is due primarily to an increase in bank loans outstanding to fund customer loan balances.

Operating expenses increased 28% ($337.3 million) to $1.5 billion in 1999. Compensation costs represent 63% ($213.6 million) of the total expense growth for the year. Sales compensation increased 24% ($117.3 million) due to increased revenue and an increased number of IRs. Variable compensation, which expands and contracts in relation to revenues, net income and profit margin, increased 25% ($33.4 million) in 1999 due to the Partnership's strong revenue and earnings levels. Within variable compensation, bonuses paid to IRs and BOAs increased 29% ($24.8 million), and profit sharing expense increased 18% ($7.1 million). Remaining increases in compensation expense are primarily attributable to increased payroll for existing personnel and additional personnel at both the headquarters and in the branches as the firm grows its sales force.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 2000, excluding the reserve for anticipated withdrawals, was $603.1 million compared to $445.1 million at December 31, 1999. Equity capital has increased due to the issuance of Limited Partner interests in August 2000 ($95.6 million), retention of General Partner earnings ($48.9 million) and to an increase in Subordinated Limited Partner capital ($17.9 million).

                                  PART II

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

At December 31, 2000, the Partnership had $176.4 million in cash and cash equivalents, with lines of credit aggregating $1.045 billion of which $995 million were through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans.

A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $203.7 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

The Partnership issued $75.0 million of subordinated debt through private placements in September 1999.

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

For the year ended December 31, 2000, cash and cash equivalents increased $33.8 million. Cash provided by operating activities was $221.5 million. Sources include net income ($229.8 million), increased bank loans ($108.4 million) and securities loaned ($94.4 million) and proceeds from disposition of securities purchased under agreements to resell ($75.0 million). These sources were partially offset by a decrease in securities sold under agreements to repurchase ($163.9 million), and an increase in net receivable from customers ($120.0 million) due primarily to increased customer loan balances. Cash used for investing activities consisted of $90.1 million in capital expenditures primarily attributable to the Partnership's expansion of its headquarters and branch facilities required as the Partnership grows its sales force. Cash used in financing activities was $97.5 million consisting of partnership withdrawals and distributions ($175.0 million) and repayment of subordinated debt ($26.7 million), partially offset by the issuance of Limited Partner and Subordinated Limited Partner interests ($114.0 million).

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

For the year ended December 31, 1998, cash and cash equivalents increased $82.0 million. Cash flows from operating activities provided $194.4 million. Investing activities used $23.0 million. Fixed asset purchases totaled $58.6 million, and were offset by $35.6 million in proceeds from the Federated security sale. Cash flows from financing activities used $89.4 million for

                                  PART II

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

partnership withdrawals and repayment of subordinated liabilities. A significant source of cash from financing activities was a $62.3 million limited partnership offering in July 1998.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2000, EDJ's Net Capital of $381.4 million was 19% of aggregate debit items and its Net Capital in excess of the minimum required was $342.3 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was also 19%. Net Capital and the related capital percentage may fluctuate on a daily basis. The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2000.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 2000, compared with the year ended December 31, 1999. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

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

FORWARD-LOOKING STATEMENTS

The Management's Financial Discussion contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including

                                  PART II

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") NO. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Partnership is required to adopt the provisions of SFAS 133 in the year 2001. Adoption of this statement will not significantly impact the Partnership's consolidated financial position, results of operations or cash flows.





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

The Partnership maintains inventories as detailed in Note 5 to the Consolidated Financial Statements. The fair value of these securities at December 31, 2000 was $118.3 million in long positions and $18.1 million in short positions. The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2000 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements Included in this Item

                                                                            Page No.
                                                                            --------
         Report of Independent Public Accountants..........................    24

         Consolidated Statements of Financial Condition as of
         December 31, 2000 and 1999 .......................................    25

         Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998 .................................    27

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998..................................    28

         Consolidated Statements of Changes in Partnership Capital
         for the years ended December 31, 2000, 1999 and 1998..............    29

         Notes to Consolidated Financial Statements........................    30

                                   PART II

Item 8.  Financial Statements And Supplementary Data


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. (a Missouri Limited Liability Limited Partnership) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


St. Louis, Missouri,
February 16, 2001

                                   PART II

Item 8.  Financial Statements And Supplementary Data


                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   ASSETS

                                                                     December 31,              December 31,
(Amounts in thousands)                                                   2000                      1999

Cash and cash equivalents                                             $  176,356                $  142,545


Securities purchased under agreements to resell                                -                    75,000

Receivable from:
     Customers                                                         2,008,469                 1,662,257
     Brokers, dealers and clearing organizations                          80,626                    25,517
     Mortgages and loans                                                  98,946                    82,724

Securities owned, at market value
     Inventory securities                                                118,260                   122,078
     Investment securities                                               203,741                   210,510

Equipment, property and improvements                                     248,290                   224,792

Other assets                                                             235,697                   147,818
                                                                      ----------                ----------

         TOTAL ASSETS                                                 $3,170,385                $2,693,241



The accompanying notes are an integral part of these statements.

                                   PART II

Item 8.  Financial Statements And Supplementary Data

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    LIABILITIES AND PARTNERSHIP CAPITAL

                                                                     December 31,             December 31,
(Amounts in thousands)                                                   2000                     1999

Bank loans                                                            $  218,314                $  109,897

Securities sold under agreements to repurchase                            24,969                   188,880

Securities loaned                                                        140,596                    46,211

Payable to:
     Customers                                                         1,382,088                 1,155,884
     Brokers, dealers and clearing organizations                          22,268                    11,007
     Depositors                                                           87,550                    77,252

Securities sold, not yet purchased,
     at market value                                                      18,064                    18,666

Accounts payable and accrued expenses                                    126,119                    83,386

Accrued compensation and employee benefits                               232,993                   216,934

Long-term debt                                                            29,618                    34,540
                                                                      ----------                ----------

                                                                       2,282,579                 1,942,657
                                                                      ----------                ----------
Liabilities subordinated to claims
     of general creditors                                                232,325                   259,050
                                                                      ----------                ----------
Partnership capital
     Limited partners                                                    240,144                   149,009
     Subordinated limited partners                                        70,405                    52,463
     General partners                                                    292,541                   243,665
                                                                      ----------                ----------

                                                                         603,090                   445,137

Partnership capital reserved for anticipated withdrawals                  52,391                    46,397
                                                                      ----------                ----------

         TOTAL PARTNERSHIP CAPITAL                                       655,481                   491,534
                                                                      ----------                ----------

         TOTAL LIABILITIES AND CAPITAL                                $3,170,385                $2,693,241


The accompanying notes are an integral part of these statements.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                        CONSOLIDATED STATEMENTS OF INCOME


CAPTION>
                                                                                  Years Ended
                                                               -------------------------------------------------
(Amounts in thousands,                                         December 31,       December 31,      December 31,
except per unit information)                                       2000               1999              1998

Net revenue:
     Commissions                                               $1,414,474          $1,148,286       $  959,419

     Principal transactions                                       264,361             270,830          147,938

     Investment banking                                            29,545              20,953           51,726

     Interest and dividends                                       224,497             149,041          118,238

     Gain on investment                                                 -                   -           40,995

     Other                                                        279,083             197,724          131,647
                                                               ----------          ----------       ----------

         Total revenue                                          2,211,960           1,786,834        1,449,963

     Interest expense                                              87,662              58,435           46,986
                                                               ----------          ----------       ----------

         Net revenue                                            2,124,298           1,728,399        1,402,977
                                                               ----------          ----------       ----------
Operating expenses:
     Compensation and benefits                                  1,237,458           1,024,323          810,701

     Communications and data processing                           211,255             176,943          114,313

     Occupancy and equipment                                      182,661             134,502          128,555

     Payroll and other taxes                                       67,521              54,346           45,018

     Floor brokerage and clearance fees                            17,584              12,491            9,123

     Other operating expenses                                     177,996             138,463           96,058
                                                               ----------          ----------       ----------

         Total operating expenses                               1,894,475           1,541,068        1,203,768
                                                               ----------          ----------       ----------

Net income                                                     $  229,823          $  187,331       $  199,209
                                                               ==========          ==========       ==========
Net income allocated to:
     Limited partners                                          $   31,440          $   26,189       $   28,458
     Subordinated limited partners                                 21,294              16,827           19,731
     General partners                                             177,089             144,315          151,020
                                                               ----------          ----------       ----------

                                                               $  229,823          $  187,331       $  199,209
                                                               ==========          ==========       ==========
Net income per weighted average $1,000
equivalent partnership unit outstanding:
     Limited partners                                          $   179.21          $   173.81       $   274.30
                                                               ==========          ==========       ==========

     Subordinated limited partners                             $   333.92          $   325.21       $   448.17
                                                               ==========          ==========       ==========

Weighted average $1,000 equivalent
partnership units outstanding:
     Limited partners                                             175,436             150,670          103,747
                                                               ==========          ==========       ==========
     Subordinated limited partners                                 63,770              51,741           44,026
                                                               ==========          ==========       ==========


The accompanying notes are an integral part of these statements.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended
                                                                 ------------------------------------------------
                                                                 December 31,      December 31,      December 31,
(Amounts in thousands)                                               2000              1999              1998
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                  $  229,823         $ 187,331        $ 199,209
     Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                               66,643            59,356           44,201
         Gain on investment                                               -                 -          (40,995)
     Changes in assets and liabilities:
     Securities purchased under agreements to resell                 75,000            40,000         (113,550)
     Securities sold under agreements to repurchase                (163,911)          188,880                -
     Net receivable from customers                                 (120,008)         (386,330)         109,592
     Net receivable from brokers, dealers and
       clearing organizations                                       (43,848)            8,236           (7,190)
     Receivable from mortgages and loans                            (16,222)          (13,902)           1,723
     Securities owned, net                                            9,985           (55,099)         (41,527)
     Securities loaned                                               94,385             2,560           20,444
     Payable to depositors                                           10,298             3,100            6,564
     Accounts payable and other accrued expenses                     58,792            67,210           56,073
     Bank loans                                                     108,417           102,930          (12,033)
     Other assets                                                   (87,879)          (36,194)         (28,151)
                                                                 ----------         ---------        ---------
       Net cash provided by operating activities                    221,475           168,078          194,360
                                                                 ----------         ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment, property and improvements               (90,141)          (82,247)         (58,562)
     Proceeds from sale of investment                                     -                 -           35,595
                                                                 ----------         ---------        ---------
       Net cash used in investing activities                        (90,141)          (82,247)         (22,967)
                                                                 ----------         ---------        ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Repayment of long-term debt                                     (4,922)           (7,285)         (11,525)
     Issuance of subordinated liabilities                                 -            75,000                -
     Repayment of subordinated liabilities                          (26,725)          (16,225)         (16,225)
     Issuance of partnership interests                              114,014             8,297           69,771
     Redemption of partnership interests                             (4,937)           (4,453)          (2,554)
     Withdrawals and distributions from partnership capital        (174,953)         (142,365)        (128,853)
                                                                 ----------         ---------        ---------
       Net cash used in financing activities                        (97,523)          (87,031)         (89,386)
                                                                 ----------         ---------        ---------
       Net increase (decrease) in cash and cash equivalents          33,811            (1,200)          82,007
CASH AND CASH EQUIVALENTS,
     Beginning of year                                              142,545           143,745           61,738
     End of year                                                 $  176,356         $ 142,545        $ 143,745
                                                                 ==========         =========        =========


     Cash paid for interest                                      $   87,479         $  55,795        $  47,274


The accompanying notes are an integral part of these statements.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               Subordinated
                                                Limited           Limited         General
                                              Partnership       Partnership     Partnership
(Amounts in thousands)                          Capital           Capital         Capital            Total

Balance, December 31, 1997                     $ 92,965          $ 37,446        $ 146,817         $ 277,228

Issuance of partnership interests                62,265             7,506                -            69,771
Redemption of partnership interests              (2,498)              (56)               -            (2,554)
Net income                                       28,458            19,731          151,020           199,209
Withdrawals and distributions                   (10,804)          (15,775)         (74,351)         (100,930)
Reserved for anticipated withdrawals            (17,654)           (3,956)         (18,752)          (40,362)
                                               --------          --------        ---------         ---------

Balance, December 31, 1998                      152,732            44,896          204,734           402,362

Issuance of partnership interests                     -             8,297                -             8,297
Redemption of partnership interests              (3,723)             (730)               -            (4,453)
Net income                                       26,189            16,827          144,315           187,331
Withdrawals and distributions                   (10,278)          (11,805)         (79,920)         (102,003)
Reserved for anticipated withdrawals            (15,911)           (5,022)         (25,464)          (46,397)
                                               --------          --------        ---------         ---------

Balance, December 31, 1999                      149,009            52,463          243,665           445,137

Issuance of partnership interests                95,572            18,442                -           114,014
Redemption of partnership interests              (4,437)             (500)               -            (4,937)
Net income                                       31,440            21,294          177,089           229,823
Withdrawals and distributions                   (10,867)          (15,496)        (102,193)         (128,556)
Reserved for anticipated withdrawals            (20,573)           (5,798)         (26,020)          (52,391)
                                               --------          --------        ---------         ---------

Balance, December 31, 2000                     $240,144          $ 70,405        $ 292,541         $ 603,090



The accompanying notes are an integral part of these statements.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (Amounts in thousands, except per unit information)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (the "Partnership"). All material intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are accounted for using the equity method.

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

The financial statements have been prepared using the accrual basis of accounting which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.

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

                                   PART II

Item 8.  Financial Statements And Supplementary Data


are carried at the amount at which the securities will be subsequently resold/repurchased as specified in the agreements.

SECURITIES-LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender. With respect to securities loaned, the Partnership receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

COLLATERAL. The Partnership continues to report as assets collateral it has pledged in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership does not report as an asset collateral it has received in secured lending and other arrangements because the debtor typically has the right to redeem or substitute the collateral on short notice.

SECURITIES OWNED. Securities owned are valued at current market prices.

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of five to seven years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated between thirty and thirty-two years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value.

SEGREGATED CASH. Cash of $51 was segregated in a special reserve bank account for the benefit of customers as of December 31, 2000 and 1999, under rule 15c3-3 of the Securities and Exchange Commission.

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

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
         AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                              2000                    1999
                                                            ---------               ---------
Securities failed to deliver                                $  11,921               $   7,187
Deposits paid for securities borrowed                             235                   4,307
Deposits with clearing organizations                            3,975                   3,496
Other                                                          64,495                  10,527
                                                            ---------               ---------
Total receivable from brokers, dealers
   and clearing organizations                               $  80,626               $  25,517
                                                            =========               =========

Securities failed to receive                                $  17,467               $  10,809
Other                                                           4,801                     198
                                                            ---------               ---------
Total payable to brokers, dealers and
   clearing organizations                                   $  22,268               $  11,007
                                                            =========               =========

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

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                                            2000                        1999
                                                ---------------------------  ---------------------------

                                                                 Securities                   Securities
                                                                   Sold,                        Sold,
                                                Securities        not yet    Securities        not yet
                                                   Owned         Purchased      Owned         Purchased
                                                ----------       ----------  ----------        -------
Inventory Securities:
     Certificates of deposit                     $  6,607         $ 3,927     $  7,301         $ 3,127
     U.S. and Canadian government
         and U.S. agency obligations               15,561           1,858       23,497           4,710
     State and municipal obligations               62,174             233       67,119           5,157
     Corporate bonds and notes                     27,310           8,829       12,140           2,553
     Corporate stocks                               6,608           3,217       12,021           3,119
                                                 --------         -------     --------         -------

                                                 $118,260         $18,064     $122,078         $18,666
                                                 ========         =======     ========         =======
Investment Securities:
       U.S. government and agency
         obligations                             $203,741                     $210,510
                                                 ========                     ========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. The futures contracts are recorded at fair value and any gain or loss on hedging activities is recognized in principal transactions revenue. The notional amount of futures contracts sold was $16,000 and $10,000 at December 31, 2000 and 1999, respectively.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                                          2000                  1999
                                                                       ---------             ---------
Land                                                                   $  13,599             $  13,599
Buildings and improvements                                               170,059               134,814
Equipment, furniture and fixtures                                        401,985               348,296
                                                                       ---------             ---------
     Total equipment, property and improvements                          585,643               496,709

Accumulated depreciation and amortization                               (337,353)             (271,917)
                                                                       ---------             ---------

     Equipment, property and improvements, net                         $ 248,290             $ 224,792
                                                                       =========             =========

NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2000, the Partnership had bank lines of credit aggregating $1,045,000 of which $995,000 were through uncommitted facilities. Actual borrowing availability is primarily based on securities owned and customers' margin securities. At December 31, 2000, collateral with a market value of $1,482,044 was available to support secured bank loans of EDJ. Total bank loans outstanding under these lines were $204,000 and $100,000 as of December 31, 2000 and 1999, respectively. Additionally, the Association had loans from The Federal Home Loan Bank of $14,314 and $9,897 as of December 31, 2000 and 1999, respectively, which are secured by mortgage loans. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 7.1% and 5.3% at December 31, 2000 and 1999, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $413,089, $148,284 and $13,107 and the average interest rate was 7.0%, 5.9%, and 6.1% for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors is comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                                  2000                  1999
                                                                                 -------               -------
Note payable, secured by equipment, interest at a rate of 8.22% at December
     31, 2000, annual principal due plus monthly interest, maturing
     July 2001.                                                                  $ 3,000               $ 3,000


Notes payable, secured by property, interest rates ranging from 6.62% to
     8.72% at December 31, 2000, principal and interest due in monthly
     installments, maturing from June 2003 through April 2008.                    26,618                31,540
                                                                                 -------               -------

                                                                                 $29,618               $34,540
                                                                                 =======               =======



Scheduled annual principal payments, as of December 31, 2000 are as follows:

                           Year                                         Principal Payment
                           ----                                         -----------------
                           2001                                              $ 8,334
                           2002                                                5,781
                           2003                                                4,157
                           2004                                                2,300
                           2005                                                2,480
                           Thereafter                                          6,566
                                                                             -------

                                                                             $29,618
                                                                             =======

The Partnership has land, buildings and equipment with a carrying value at December 31, 2000 of $46,154 which are subject to security agreements which collateralize various notes payable. Certain agreements contain restrictions that among other things, require maintenance of certain financial ratios, levels of indebtedness and limit the withdrawal of partnership capital. The carrying amounts of the long-term debt approximate their fair value as of December 31, 2000 and 1999.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                                                                  2000                    1999
                                                                                --------                --------
Capital notes, 8.18%, due in annual installments of $10,500
     with a final installment on September 1, 2008.                             $ 84,000                $ 94,500


Capital notes, 7.95%, due in annual installments
     of $10,225 with a final installment of
     of $10,200 due on April 15, 2006.                                            61,325                  71,550

Capital notes, 8.96%, due in annual
     installments of $6,000 with a final
     installment on May 1, 2002.                                                  12,000                  18,000

Capital notes, with rates ranging from 7.51% to 7.79%, due in annual installments commencing on August 15, 2005,
     with a final installment on August 15, 2011.                                 75,000                  75,000
                                                                                --------                --------

                                                                                $232,325                $259,050
                                                                                ========                ========


Required annual principal payments, as of December 31, 2000, are as follows:

                Year                     Principal Payment
                ----                     -----------------
                2001                         $ 26,725
                2002                           26,725
                2003                           20,725
                2004                           20,725
                2005                           43,225
                Thereafter                     94,200
                                             --------

                                             $232,325
                                             ========

The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 2000, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $300,000 and Net Capital as computed in accordance with the uniform Net Capital Rule of 5% of aggregate debit items, or $97,931 (see Note 12).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $247,317 and $265,245 as of December 31, 2000 and 1999, respectively.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 240,144 and 149,009 $1,000 units at December 31, 2000 and 1999, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $13,423, $11,300 and $8,808, for the years ended December 31, 2000, 1999 and 1998, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 70,405 and 52,463 $1,000 units at December 31, 2000 and 1999, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

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

At December 31, 2000, EDJ's Net Capital of $381,428 was 19% of aggregate debit items and its Net Capital in excess of the minimum required was $342,256. Net Capital as a percentage of aggregate debits after anticipated withdrawals was also 19%. Net Capital and the related capital percentage may fluctuate on a daily basis.

The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2000.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $57,716, $46,868 and $39,805 were provided by the Partnership for its contributions to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

                                   PART II

Item 8.  Financial Statements And Supplementary Data


NOTE 14 - COMMITMENTS

Furniture, fixtures, computers and communication equipment are rented under various operating leases. Additionally, branch offices are leased on a three to five year basis and are cancellable at the option of the Partnership. Rent expense was $136,472, $105,309 and $82,670 for the years ended December 31, 2000, 1999 and 1998, respectively. The Partnership's noncancelable lease commitments greater than one year as of December 31, 2000 are summarized below:

                Year
                ----

                2001                                 107,333
                2002                                  66,573
                2003                                  47,881
                2004                                  34,328
                2005                                  20,118
                Thereafter                           157,573


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


NOTE 16 - QUARTERLY INFORMATION
(Unaudited)


                                                                      Quarters Ended
                                                                      --------------

                                             March 26,         June 25,            September 24,        December 31,
                                             ---------         --------            ------------         -----------

1999

Total revenue                                $396,783          $459,516              $442,983             $487,552
Net income                                     39,385            54,400                44,505               49,041

Net income per weighted average
$1,000 equivalent partnership
unit outstanding:
     Limited partners                        $  36.56          $  50.48              $  41.31             $  45.46
     Subordinated limited partners              72.54             96.69                 75.82                80.16



                                             March 31,         June 30,            September 29,       December 31,
                                             ---------         --------            -------------       ------------

2000

Total revenue                                $577,879          $566,932              $531,864             $535,285
Net income                                     68,537            63,228                50,591               47,467

Net income per weighted average
$1,000 equivalent partnership
unit outstanding:
     Limited partners                        $  53.39          $  49.28              $  39.61             $  36.93
     Subordinated limited partners             108.51             95.22                 70.20                59.99


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 23, 2001, the Partnership was comprised of 201 general partners, 5,607 limited partners and 117 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 201 general partners.

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

Following is a listing of the names of the Executive Committee, ages, dates of becoming a general partner and area of responsibility for each as of February 23, 2001:

Name                                Age                  Partner          Area of Responsibility

John W. Bachmann                    62                    1970          Managing Partner
Douglas E. Hill                     56                    1974          Product & Sales Division
Michael R. Holmes                   42                    1996          Human Resources
Richie L. Malone                    52                    1979          Information Systems
Steven Novik                        51                    1983          Finance & Accounting
Darryl L. Pope                      61                    1971          Service Division
Robert Virgil, Jr.                  66                    1993          Headquarters Administration

                                  PART III

Each member of the Executive Committee has been a general partner of the Partnership for more than five preceding years, except for Michael R. Holmes and Robert Virgil, Jr. Prior to 1996, Michael R. Holmes served as the Human Resource Officer for Automatic Data Processing. As of December 31, 2000 Robert Virgil, Jr. was no longer a general partner. He is a subordinated limited partner and is still a member of the Executive Committee.

John W. Bachmann is a director of Trans World Airlines, St. Louis, Missouri. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri, and GenAmerica, St. Louis, Missouri.

ITEM 11.  EXECUTIVE COMPENSATION

The following table identifies the five highest compensated individuals of the Partnership during the three most recent years (including respective shares of profit participation).

                                                 (1)             (2)             (3)
                                                                              Net Income
                                                               Deferred       Allocated
                                                                Compen-       to General            Total
                                  Year         Salaries         sation         Partners           (1) (2) (3)

John W. Bachmann                  2000         200,000          8,789         2,192,317           2,401,106
                                  1999         200,000          8,400         2,213,756           2,422,156
                                  1998         193,750          8,736         2,333,928           2,536,414

Douglas E. Hill                   2000         175,000          8,789         3,861,752           4,045,541
                                  1999         160,000          8,400         3,372,481           3,540,881
                                  1998         153,750          8,736         3,068,040           3,230,526

Richie L. Malone                  2000         160,000          8,789         3,576,640           3,745,429
                                  1999         160,000          8,400         3,137,883           3,306,283
                                  1998         153,750          8,736         2,969,655           3,132,141

Gary D. Reamey                    2000         135,000          8,789         3,307,308           3,451,097
                                  1999         135,000          8,400         2,580,572           2,723,972
                                  1998         135,000          8,736         2,288,618           2,432,354

James D. Weddle                   2000         160,000          8,789         3,259,964           3,428,753
                                  1999         160,000          8,400         2,860,236           3,028,636
                                  1998         153,750          8,736         2,559,458           2,721,944

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

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from 0.05% to 3.4% in 2000 and 0.05% to 3.8% in 1999 and 1998. At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Amounts herein exclude profits retained as capital. Net income allocated to general partners excludes income required to be reinvested under the Partnership Agreement.

       Net income allocable to general partners is the amount remaining after payment of interest and earnings on capital invested to limited partners and subordinated limited partners.

                                  PART III

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 152 of the general partners also own limited partnership interests and 52 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 23, 2001:

                                             Name of             Amount of
                                            Beneficial          Beneficial         % of
Title of Class                                Owner              Ownership         Class


Limited Partnership                         All General
Interests                                   Partners as
                                            a Group             $19,746,400          8%

Subordinated                                All General
Limited Partnership                         Partners as
Interests                                   a Group             $43,411,901         53%

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

                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

                                                                                                      Page No.
                                               INDEX

(a)           (1) The following financial statements are included in Part II, Item 8:

              Report of Independent Public Accountants..................................................24

              Consolidated Statements of Financial Condition as of
              December 31, 2000 and 1999................................................................25

              Consolidated Statements of Income for the years ended
              December 31, 2000, 1999 and 1998..........................................................27

              Consolidated Statements of Cash Flows for the years ended
              December 31, 2000, 1999 and 1998..........................................................28

              Consolidated Statements of Changes in Partnership Capital
              for the years ended December 31, 2000, 1999 and 1998......................................29

              Notes to Consolidated Financial Statements ...............................................30

              (2) The following financial statements are included in Schedule I:

              Parent Company Only Condensed Statements of Financial Condition as
              of December 31, 2000 and 1999.............................................................49

              Parent Company Only Condensed Statements of Income for the years ended December 31, 2000, 1999 and 1998....................................................50

              Parent Company Only Condensed Statements of Cash Flows for the
              years ended December 31, 2000, 1999 and 1998..............................................51

              Report of Independent Public Accountants..................................................52

              Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(b)           Report on Form 8-K

              No reports on Form 8-K were filed in the fourth quarter of 2000.

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

(Registrant)                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             --------------------------------------------------

By (Signature and Title)            /s/ John W. Bachmann
                             --------------------------------------------------
                                        John W. Bachmann, Managing Partner

Date                         March 29, 2001
                             --------------------------------------------------

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


By (Signature and Title)            /s/  John W. Bachmann
                             --------------------------------------------------
                                         John W. Bachmann, Managing Partner

Date                         March 29, 2001
                             --------------------------------------------------


By (Signature and Title)            /s/  Steven Novik
                             --------------------------------------------------
                                         Steven Novik, Chief Financial Officer


Date                         March 29, 2001
                             --------------------------------------------------

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

                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 2000

Exhibit
Number    Page     Description

 3.1       *       Eleventh Amended and Restated Agreement of Registered Limited
                   Liability Limited Partnership of The Jones Financial
                   Companies, L.L.L.P., dated as of May 23, 2000, incorporated herein by reference to Form 8-K filed on May 24, 2000.

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

10.16      *       Promissory Note to Commerce Bank National Association by EDJ
                   Leasing Co., L.P., dated April 5, 1994, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 24, 1994.

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

10.24      *       Conforming Systems Agreement between Tri-Tek Information
                   Systems, Inc. and Edward D. Jones & Co., L.P., dated May 31,
                   1995, incorporated herein by reference to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1995.

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

10.28      *       Note Purchase Agreement by Edward D. Jones & Co., L.P. for
                   aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due September 15, 2011, incorporated herein by reference to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended September
                   24, 1999.

23.1               Consent of Independent Public Accountants, filed herewith.

25         *       Delegation of Power of Attorney to Managing Partner contained within Exhibit 3.1

[FN]
* Incorporated by reference to previously filed exhibits.

                                                                     Schedule I

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                                 (PARENT COMPANY ONLY)

                                     CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                   December 31,                   December 31,
(Amounts in thousands)                                                 2000                           1999


ASSETS:

Cash and cash equivalents                                         $          137                 $         587

Investment in subsidiaries                                               654,592                       485,839

Other assets                                                               6,030                         5,494

                                                                  --------------                 -------------

         TOTAL ASSETS                                             $      660,759                 $     491,920
                                                                  ==============                 =============


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
     and accrued expenses                                         $        5,278                 $         386

                                                                  --------------                 -------------

         TOTAL LIABILITIES                                                 5,278                           386

         TOTAL PARTNERSHIP CAPITAL                                       655,481                       491,534

                                                                  --------------                 -------------

         TOTAL LIABILITIES AND CAPITAL                            $      660,759                 $     491,920


These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                   49

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                             (PARENT COMPANY ONLY)

                                         CONDENSED STATEMENTS OF INCOME

                                                                                  Years Ended
                                                               -------------------------------------------------
                                                               December 31,       December 31,      December 31,
(Amounts in thousands)                                             2000               1999             1998

NET REVENUE:

     Equity in earnings of subsidiaries                          $226,225            $185,598         $157,047
     Management fee income                                         27,905              24,028           20,665

     Gain on investment                                                 -                   -           40,995

     Other                                                          2,032                 351              179

                                                                 --------            --------         --------

         Total revenue                                            256,162             209,977          218,886

                                                                 --------            --------         --------

     Interest expense                                              13,501              11,414            9,027

                                                                 --------            --------         --------

         Net revenue                                              242,661             198,563          209,859

                                                                 --------            --------         --------

OPERATING EXPENSES:

     Compensation and benefits                                     12,584              11,057           10,517

     Payroll and other taxes                                           84                 123                -

     Other operating expenses                                         170                  52              133

                                                                 --------            --------         --------

         Total operating expenses                                  12,838              11,232           10,650

                                                                 --------            --------         --------

NET INCOME                                                       $229,823            $187,331         $199,209

These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.


                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                             (PARENT COMPANY ONLY)

                                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended
                                                               -------------------------------------------------
                                                               December 31,       December 31,      December 31,
(Amounts in thousands)                                             2000               1999              1998

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

     Net income                                                 $ 229,823           $ 187,331        $ 199,209
     Adjustments to reconcile net income to net cash
         provided by operating activities -
              Gain on investment                                        -                   -          (40,995)

     Increase in investment in affiliate                         (168,753)            (49,109)        (132,266)

     Decrease in other assets and liabilities, net                  4,356               1,803            2,004
                                                                ---------           ---------        ---------

     Net cash provided by operating activities                     65,426             140,025           27,952
                                                                ---------           ---------        ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

     Proceeds from sale of investment                                   -                   -           35,595
                                                                ---------           ---------        ---------

     Net cash provided by investing activities                          -                   -           35,595
                                                                ---------           ---------        ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Repayment of long-term debt                                        -              (1,493)          (2,204)

     Issuance of partnership interests                            114,014               8,297           69,771

     Redemption of partnership interests                           (4,937)             (4,453)          (2,554)

     Withdrawals and distributions from
         partnership capital                                     (174,953)           (142,365)        (128,853)
                                                                ---------           ---------        ---------

     Net cash used in financing activities                        (65,876)           (140,014)         (63,840)
                                                                ---------           ---------        ---------

     Net (decrease) increase in cash and
         cash equivalents                                            (450)                 11             (293)


CASH AND CASH EQUIVALENTS,

     Beginning of year                                                587                 576              869
                                                                ---------           ---------        ---------

     End of year                                                $     137           $     587        $     576


These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2000, and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule I listed in the index to Item 14 on Form 10-K for the year ended December 31, 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule I has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




St. Louis, Missouri,
February 16, 2001
                                     52