Form 10-Q
period 2001-03-30
JONES FINANCIAL COMPANIES LP LLP
filed 2001-05-14
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 30, 2001    Commission file number 0-16633

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           MISSOURI                                       43-1450818
------------------------------------------------------------------------------
           (State or other jurisdiction of            (IRS Employer
           incorporation or organization)             Identification No.)

           12555 Manchester Road
           St. Louis, Missouri                              63131
------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

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

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                     INDEX


                                                                           Page
                                                                          Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition....................3
           Consolidated Statements of Income ................................5
           Consolidated Statements of Cash Flows.............................6
           Consolidated Statements of Changes in Partnership Capital.........7
           Notes to Consolidated Financial Statements........................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........14


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................15

Item 6.    Exhibits and Reports on Form 8-K .................................15

           Signatures........................................................16

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS

                                                                             (Unaudited)
                                                                              March 30,                December 31,
(Amounts in thousands)                                                          2001                       2000
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                   $    152,852               $    176,356

Receivable from:
     Customers                                                                 1,838,862                  2,008,469
     Brokers, dealers and clearing organizations                                  68,968                     80,626
     Mortgages and loans                                                         100,024                     98,946

Securities owned, at market value:
     Inventory securities                                                        117,165                    118,260
     Investment securities                                                       190,090                    203,741

Equipment, property and improvements                                             248,675                    248,290

Other assets                                                                     219,878                    235,697
                                                                            ------------               ------------

     Total assets                                                           $  2,936,514               $  3,170,385
                                                                            ============               ============

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

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       LIABILITIES AND PARTNERSHIP CAPITAL

                                                                            (Unaudited)
                                                                              March 30,                December 31,
(Amounts in thousands)                                                          2001                       2000
-------------------------------------------------------------------------------------------------------------------

Bank loans                                                                  $    232,278               $    218,314

Securities sold under agreements to repurchase                                         -                     24,969

Securities loaned                                                                132,158                    140,596

Payable to:
     Customers                                                                 1,220,074                  1,382,088
     Brokers, dealers and clearing organizations                                  26,345                     22,268
     Depositors                                                                   91,826                     87,550

Securities sold, not yet purchased, at market value                               28,159                     18,064

Accounts payable and accrued expenses                                            121,890                    126,119

Accrued compensation and employee benefits                                       173,317                    232,993

Long-term debt                                                                    28,325                     29,618
                                                                            ------------               ------------

                                                                               2,054,372                  2,282,579
                                                                            ------------               ------------

Liabilities subordinated to claims of general creditors                          232,325                    232,325
                                                                            ------------               ------------

Partnership capital                                                              620,813                    603,090

Partnership capital reserved for anticipated withdrawals                          29,004                     52,391
                                                                            ------------               ------------

     Total partnership capital                                                   649,817                    655,481
                                                                            ------------               ------------

     Total liabilities and partnership capital                              $  2,936,514               $  3,170,385
                                                                            ============               ============

===================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                                     Three Months Ended
(Amounts in thousands,                                                      March 30,                  March 31,
except per unit information)                                                  2001                       2000
-------------------------------------------------------------------------------------------------------------------
Net revenue:
   Commissions                                                           $       329,743           $        393,090
   Principal transactions                                                         70,240                     64,025
   Investment banking                                                              3,467                     11,603
   Interest and dividends                                                         50,052                     47,982
   Other                                                                          75,530                     61,179
                                                                         ---------------           ----------------
      Total revenue                                                              529,032                    577,879
   Interest expense                                                               18,272                     18,321
                                                                         ---------------           ----------------
      Net revenue                                                                510,760                    559,558
                                                                         ---------------           ----------------

Operating expenses:
   Compensation and benefits                                                     292,618                    334,151
   Communications and data processing                                             53,477                     51,489
   Occupancy and equipment                                                        50,057                     41,113
   Payroll and other taxes                                                        24,262                     21,122
   Floor brokerage and clearance fees                                              3,958                      4,527
   Other operating expenses                                                       48,602                     38,619
                                                                         ---------------           ----------------
      Total operating expenses                                                   472,974                    491,021
                                                                         ---------------           ----------------

   Net income                                                            $        37,786           $         68,537
                                                                         ===============           ================

Net income allocated to:
   Limited partners                                                      $         5,865           $          7,938
   Subordinated limited partners                                                   3,889                      6,669
   General partners                                                               28,032                     53,930
                                                                         ---------------           ----------------
                                                                         $        37,786           $         68,537
                                                                         ===============           ================
Net income per weighted average $1,000 equivalent partnership unit outstanding:
   Limited partners                                                      $         24.54           $          53.39
                                                                         ===============           ================
   Subordinated limited partners                                         $         47.51           $         108.51
                                                                         ===============           ================

Weighted average $1,000 equivalent partnership units outstanding:
   Limited partners                                                              238,997                    148,678
                                                                         ===============           ================
   Subordinated limited partners                                                  81,855                     61,457
                                                                         ===============           ================

===================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                  Three Months Ended
                                                                            March 30,                March 31,
(Amounts in thousands)                                                        2001                     2000
----------------------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
     Net income                                                          $        37,786           $      68,537
     Adjustments to reconcile net income to
           net cash provided by operating activities:
         Depreciation and amortization                                            16,483                  15,720
     Changes in assets and liabilities:
         Securities purchased under agreements to resell                               -                  75,000
         Securities sold under agreement to repurchase                           (24,969)               (188,880)
         Net receivable from customers                                             7,593                (137,885)
         Net receivable from brokers, dealers
           and clearing organizations                                             15,735                   7,955
         Receivable from mortgages and loans                                      (1,078)                 (3,579)
         Securities owned, net                                                    24,841                   7,515
         Other assets                                                             15,819                 (29,352)
         Bank loans                                                               13,964                 278,272
         Securities loaned                                                        (8,438)                (14,671)
         Payables to depositors                                                    4,276                  (1,361)
         Accounts payable and other accrued expenses                             (63,905)                 18,506
                                                                         ---------------           -------------
     Net cash provided by operating activities                                    38,107                  95,777
                                                                         ---------------           -------------

Cash Flows Used in Investing Activities:
     Purchase of equipment, property and improvements                            (16,868)                (17,978)
                                                                         ---------------           -------------
     Net cash used in investing activities                                       (16,868)                (17,978)
                                                                         ---------------           -------------

Cash Flows Used in Financing Activities:
     Repayment of long-term debt                                                  (1,293)                 (1,194)
     Issuance of partnership interests                                            11,450                   8,994
     Redemption of partnership interests                                          (1,464)                   (812)
     Withdrawals and distributions from
           partnership capital                                                   (53,436)                (48,099)
                                                                         ---------------           -------------
     Net cash used in financing activities                                       (44,743)                (41,111)
                                                                         ---------------           -------------
     Net (decrease) increase in cash and cash equivalents                        (23,504)                 36,688

Cash and Cash Equivalents, beginning of period                                   176,356                 142,545
                                                                         ---------------           -------------

Cash and Cash Equivalents, end of period                                 $       152,852           $     179,233
                                                                         ===============           =============

Cash paid for interest                                                   $        19,611           $      19,389
                                                                         ===============           =============


================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                               THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
                                                    (Unaudited)

                                                                 Subordinated
                                                     Limited          limited           General
                                                 partnership      partnership       partnership
(Amounts in thousands)                               capital          capital           capital            Total
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                     $     149,009    $      52,463     $     243,665    $     445,137

Net income                                             7,938            6,669            53,930           68,537

Issuance of partnership interests                          -            8,994                 -            8,994

Redemption of partnership interests                     (812)               -                 -             (812)

Withdrawals and distributions                            (14)            (200)           (1,488)          (1,702)

Reserved for anticipated withdrawals                  (7,924)          (6,469)          (37,557)         (51,950)
                                               --------------   -------------     -------------    -------------

Balance, March 31, 2000                        $     148,197    $      61,457     $     258,550    $     468,204


Balance, December 31, 2000                     $     240,144    $      70,405     $     292,541    $     603,090

Net income                                             5,865            3,889            28,032           37,786

Issuance of partnership interests                          -           11,450                 -           11,450

Redemption of partnership interests                   (1,464)               -                 -           (1,464)

Withdrawals and distributions                             (7)            (136)             (902)          (1,045)

Reserved for anticipated withdrawals                  (5,858)          (3,753)          (19,393)         (29,004)
                                               -------------    -------------     -------------    -------------

Balance, March 30, 2001                        $     238,680    $      81,855     $     300,278    $     620,813

================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements



                   THE JONES FINANCIAL COMPANIES, L.L.L.P

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

         The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.

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

         The results of operations for the three months ended March 30, 2001 and March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         At March 30, 2001, EDJ's Net Capital of $403.5 million was 23% of aggregate debit items and its Net Capital in excess of the minimum required was $367.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 21%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including Boone National Savings and Loan Association, F.A. (the "Association") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of March 30, 2001.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

                    QUARTER ENDED MARCH 30, 2001, VERSUS

                        QUARTER ENDED MARCH 31, 2000


RESULTS OF OPERATIONS

         For the first three months of 2001, total revenue decreased 8% ($48.8 million) to $529.0 million, and net income decreased 45% ($30.8 million) to $37.8 million. The decrease in revenue and net income is due primarily to lower customer activity due to market conditions. During the first quarter of 2000, customer activity was very strong. Beginning in the second quarter of 2000 and continuing through the first quarter of 2001, customer investing activity returned to a more average level.

         The partnership segments its revenues between trade revenue (revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue comprised 63% of total revenue for the first quarter of 2001, down from 69% in 2000. Conversely fee revenue sources, such as service fees, management fees, IRA fees and interest income, were 37% of total revenue for the first quarter of 2001, up from 31% in 2000. The shift in mix is due primarily to lower customer activity in the first quarter of 2001, and to a modest increase in fee revenue year over year.

         Trade revenue decreased 17% ($67.1 million) during the first quarter of 2001 due to a decrease in customer dollars invested. Total customer dollars invested were $12.7 billion during the first quarter of 2001, representing a 31% ($5.6 billion) decrease from the comparable prior year period. There was also one less selling day in the current quarter compared to the first quarter last year. These negative factors were partially offset by a 19% increase in the margin on each $1,000 invested, to $25.50 in the first three months of 2001 from $21.50 in the first three months of 2000. Year over year, the composition of the product mix shifted from individual equities and CDs, which have the lowest margins, to mutual funds, fixed income and insurance products.

         Fee revenue sources increased 10% ($18.3 million) for the quarter ended March 30, 2001, due primarily to growth in revenue from mutual fund fees, subtransfer agent services and IRA fees. The Partnership's continued expansion in recent years of its product and service offerings has had a positive impact on fee revenue. Service fees increased 4% ($2.8 million) year over year, due primarily to a 5%

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


increase in average customer assets. Interest income increased 4% ($2.1 million) year over year. The increase is due to a 10% increase in average customer loan balances outstanding for the first quarter of 2001 compared to the same period last year, partially offset by a decrease in interest rates during the current period.

         Focusing on changes in major revenue categories, commissions revenue, including service fees, decreased 16% ($63.4 million) during the first quarter of 2001, due to lower customer volume. Listed and over-the-counter (OTC) agency commissions decreased 38% ($52.0 million), and mutual fund commissions decreased 4% ($8.9 million).

         Principal transactions revenue increased 10% ($6.2 million) during the first quarter of 2001. The increase is primarily attributable to an increase in corporate bonds, partially offset by a shift away from CDs.

         Other revenue, comprised of various fee revenue sources, increased 23% ($14.3 million) for the first quarter of 2001. Fee revenue received from money market, mutual fund and insurance products increased 30% ($13.1 million). Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 21% ($1.8 million).

         Operating expenses decreased 4% ($18.0 million) to $473.0 million during the quarter ended March 30, 2001. Compensation and benefits costs decreased 12% ($41.5 million). Sales compensation decreased 12% ($22.7 million) for the quarter due to decreased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, decreased 62% ($40.7 million) due to the lower revenue and earnings levels. Offsetting these decreases in compensation expense was a 25% increase ($22.7 million) in payroll expense for existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. The Partnership added 1,379 IRs (22%) since March 31, 2000, ending the quarter with 7,653.

         Occupancy and equipment expenses increased 22% ($8.9 million). The Partnership continues to expand its headquarters and branch locations to enable it to continue to increase its number of IRs, locations and customers.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at March 30, 2001, excluding the reserve for anticipated withdrawals, was $620.8 million, compared to $603.1 million at December 31, 2000. Equity capital has increased primarily due to the retention of General Partner earnings ($7.7 million) and to an increase in Subordinated Limited Partner capital ($11.5 million).

         At March 30, 2001, the Partnership had $152.9 million in cash and cash equivalents. Lines of credit are in place aggregating $1.095 billion ($1.045 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans.

         A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $190.1 million in U.S. agency and treasury securities (investment securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership's capital and liquidity requirements.

         The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt.

         For the three months ended March 30, 2001, cash and cash equivalents decreased $23.5 million. Cash provided by operating activities was $38.1 million. Cash used in investing activities consisted of $16.9 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash used in financing activities was $44.7 million consisting primarily of partnership withdrawals ($53.4 million) partially offset by issuance of Subordinated Limited Partner interests ($11.5 million).

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


may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 30, 2001, EDJ's Net Capital of $403.5 million was 23% of aggregate debit items and its Net Capital in excess of the minimum required was $367.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 21%. Net Capital and the related capital percentage may fluctuate on a daily basis. The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of March 30, 2001.

         There were no material changes in the Partnership's overall financial condition during the three months ended March 30, 2001, compared with the three months ended March 31, 2000. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, outstanding checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

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

         There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended March 30, 2001.

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


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated: May 11, 2001                                 /s/ Steven Novik
                                                    ---------------------
                                                    Steven Novik
                                                    Chief Financial Officer