Form 10-Q
period 2001-06-29
JONES FINANCIAL COMPANIES LP LLP
filed 2001-08-08
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 29, 2001     Commission file number 0-16633


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           MISSOURI                                          43-1450818
-------------------------------------------------------------------------------
           (State or other jurisdiction of               (IRS Employer
           incorporation or organization)                Identification No.)

           12555 Manchester Road
           St. Louis, Missouri                             63131
-------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code         (314) 515-2000
                                                       -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.    YES  X   NO
                                                     -----   -----



                 As of the filing date, there are no voting
            securities held by non-affiliates of the Registrant.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX


                                                                           Page
                                                                         Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition..................3
           Consolidated Statements of Income ..............................5
           Consolidated Statements of Cash Flows...........................6
           Consolidated Statements of Changes in Partnership Capital.......7
           Notes to Consolidated Financial Statements......................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......15


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................16

Item 6.    Exhibits and Reports on Form 8-K ...............................16

           Signatures......................................................17

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS

                                                                           (Unaudited)
                                                                             June 29,                 December 31,
(Amounts in thousands)                                                         2001                       2000
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                $       152,905            $       176,356

Receivable from:
     Customers                                                                 1,914,116                  2,008,469
     Brokers, dealers and clearing organizations                                  76,269                     80,626
     Mortgages and loans                                                         103,574                     98,946

Securities owned, at market value:
     Inventory securities                                                        159,922                    118,260
     Investment securities                                                       188,014                    203,741

Equipment, property and improvements                                             253,745                    248,290

Other assets                                                                     245,494                    235,697
                                                                         ---------------            ---------------

     Total assets                                                        $     3,094,039            $     3,170,385
                                                                         ===============            ===============

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         LIABILITIES AND PARTNERSHIP CAPITAL

                                                                           (Unaudited)
                                                                            June 29,                  December 31,
(Amounts in thousands)                                                        2001                        2000
--------------------------------------------------------------------------------------------------------------------
Bank loans                                                               $       405,223            $       218,314

Securities sold under agreements to repurchase                                         -                     24,969

Securities loaned                                                                130,017                    140,596

Payable to:
     Customers                                                                 1,206,789                  1,382,088
     Brokers, dealers and clearing organizations                                  35,656                     22,268
     Depositors                                                                   94,635                     87,550

Securities sold, not yet purchased, at market value                               27,488                     18,064

Accounts payable and accrued expenses                                            129,899                    126,119

Accrued compensation and employee benefits                                       173,512                    232,993

Long-term debt                                                                    24,005                     29,618
                                                                         ---------------            ---------------

                                                                               2,227,224                  2,282,579
                                                                         ---------------            ---------------

Liabilities subordinated to claims of general creditors                          216,100                    232,325
                                                                         ---------------            ---------------

Partnership capital                                                              627,653                    603,090

Partnership capital reserved for anticipated withdrawals                          23,062                     52,391
                                                                         ---------------            ---------------

     Total partnership capital                                                   650,715                    655,481
                                                                         ---------------            ---------------

     Total liabilities and partnership capital                           $     3,094,039            $     3,170,385
                                                                         ===============            ===============

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                        Three Months Ended                 Six Months Ended
(Amounts in thousands,                              June 29,         June 30,          June 29,         June 30,
except per unit information)                          2001             2000              2001             2000
--------------------------------------------------------------------------------------------------------------------
Net revenue:
   Commissions                                   $     314,905    $      358,676    $     644,648    $      751,766
   Principal transactions                               91,303            73,357          161,543           137,382
   Investment banking                                    6,180             4,950            9,647            16,553
   Interest and dividends                               46,118            57,243           96,170           105,225
   Other                                                80,311            72,706          155,841           133,885
                                                 -------------    --------------    -------------    --------------

       Total revenue                                   538,817           566,932        1,067,849         1,144,811
   Interest expense                                     17,247            22,399           35,519            40,720
                                                 -------------    --------------    -------------    --------------
       Net revenue                                     521,570           544,533        1,032,330         1,104,091
                                                 -------------    --------------    -------------    --------------

Operating expenses:
   Compensation and benefits                           301,037           319,105          593,655           653,256
   Communications and data processing                   55,588            53,802          109,065           105,291
   Occupancy and equipment                              51,439            44,890          101,496            86,003
   Payroll and other taxes                              19,919            17,036           44,181            38,158
   Floor brokerage and clearance fees                    3,746             4,756            7,704             9,283
   Other operating expenses                             49,138            41,716           97,740            80,335
                                                 -------------    --------------    -------------    --------------
       Total operating expenses                        480,867           481,305          953,841           972,326
                                                 -------------    --------------    -------------    --------------

   Net income                                    $      40,703    $       63,228    $      78,489    $      131,765
                                                 =============    ==============    =============    ==============

Net income allocated to:
   Limited partners                              $       6,283    $        7,282    $      12,148    $       15,220
   Subordinated limited partners                         4,096             5,852            7,985            12,521
   General partners                                     30,324            50,094           58,356           104,024
                                                 -------------    --------------    -------------    --------------
                                                 $      40,703    $       63,228    $      78,489    $      131,765
                                                 =============    ==============    =============    ==============

Net income per weighted average $1,000
  equivalent partnership unit outstanding:
   Limited partners                              $       26.44    $        49.28    $       50.98    $       102.58
                                                 =============    ==============    =============    ==============
   Subordinated limited partners                 $       50.03    $        95.22    $       97.54    $       203.73
                                                 =============    ==============    =============    ==============

Weighted average $1,000 equivalent
  partnership units outstanding:
   Limited partners                                    237,633           147,752          238,290           148,367
                                                 =============    ==============    =============    ==============
   Subordinated limited partners                        81,855            61,457           81,855            61,457
                                                 =============    ==============    =============    ==============

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                                     Six Months Ended
                                                                             June 29,                 June 30,
(Amounts in thousands)                                                         2001                     2000
-----------------------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
     Net income                                                           $       78,489           $     131,765

     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                            33,902                  32,333

     Changes in assets and liabilities:
         Securities purchased under agreements to resell                               -                  75,000

         Securities sold under agreement to repurchase                           (24,969)                (52,706)

         Net receivable from customers                                           (80,946)               (370,892)

         Net receivable from brokers, dealers
           and clearing organizations                                             17,745                   7,496

         Receivable from mortgages and loans                                      (4,628)                (12,898)

         Securities owned, net                                                   (16,511)                (29,118)

         Other assets                                                             (9,797)                (29,010)

         Bank loans                                                              186,909                 343,028

         Securities loaned                                                       (10,579)                 88,092

         Payables to depositors                                                    7,085                     724

         Accounts payable and other accrued expenses                             (55,701)                  4,349
                                                                          --------------           -------------
     Net cash provided by operating activities                                   120,999                 188,163
                                                                          --------------           -------------

Cash Flows Used in Investing Activities:
     Purchase of equipment, property and improvements                            (39,357)                (44,576)
                                                                          --------------           -------------

     Net cash used in investing activities                                       (39,357)                (44,576)
                                                                          --------------           -------------

Cash Flows Used in Financing Activities:
     Repayment of long-term debt                                                  (5,613)                 (2,412)
     Repayment of subordinated debt                                              (16,225)                (16,225)
     Issuance of partnership interests                                            11,450                   8,994

     Redemption of partnership interests                                          (2,994)                 (1,499)

     Withdrawals and distributions from
       partnership capital                                                       (91,711)               (114,393)
                                                                          --------------           -------------
     Net cash used in financing activities                                      (105,093)               (125,535)
                                                                          --------------           -------------
     Net (decrease) increase in cash and cash equivalents                        (23,451)                 18,052

Cash and Cash Equivalents, beginning of period                                   176,356                 142,545
                                                                          --------------           -------------

Cash and Cash Equivalents, end of period                                  $      152,905           $     160,597
                                                                          ==============           =============

Cash paid for interest                                                    $       35,535           $      40,161
                                                                          ==============           =============

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                                                    (Unaudited)

                                                                 Subordinated
                                                     Limited          limited           General
                                                 partnership      partnership       partnership
(Amounts in thousands)                               capital          capital           capital            Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     $     149,009    $      52,463     $     243,665    $     445,137

Net income                                            15,220           12,521           104,024          131,765

Issuance of partnership interests                          -            8,994                 -            8,994

Redemption of partnership interests                   (1,499)               -                 -           (1,499)

Withdrawals and distributions                         (1,103)         (10,585)          (56,308)         (67,996)

Reserved for anticipated withdrawals                 (14,117)          (1,936)          (19,005)         (35,058)
                                               -------------    -------------     -------------    -------------

Balance, June 30, 2000                         $     147,510    $      61,457     $     272,376    $     481,343
                                               =============    =============     =============    =============


Balance, December 31, 2000                     $     240,144    $      70,405     $     292,541    $     603,090

Net income                                            12,148            7,985            58,356           78,489

Issuance of partnership interests                          -           11,450                 -           11,450

Redemption of partnership interests                   (2,994)               -                 -           (2,994)

Withdrawals and distributions                         (1,210)          (6,686)          (31,424)         (39,320)

Reserved for anticipated withdrawals                 (10,938)          (1,299)          (10,825)         (23,062)
                                               -------------    -------------     -------------    -------------

Balance, June 29, 2001                         $     237,150    $      81,855     $     308,648    $     627,653
                                               =============    =============     =============    =============



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

         The results of operations for the six months ended June 29, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         At June 29, 2001, EDJ's Net Capital of $384.0 million was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $346.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 20%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including Boone National Savings and Loan Association, F.A. (the "Association") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of June 29, 2001.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

             QUARTER AND SIX MONTHS ENDED JUNE 29, 2001, VERSUS

                 QUARTER AND SIX MONTHS ENDED JUNE 30, 2000


RESULTS OF OPERATIONS

         For the second quarter of 2001, compared to the second quarter of 2000, total revenue decreased 5% ($28.1 million) to $538.8 million and net income decreased 36% ($22.5 million) to $40.7 million. For the six months ended June 29, 2001, total revenue decreased 7% ($77.0 million) to $1.1 billion, and net income decreased 40% ($53.3 million) to $78.5 million. The decrease in revenue and net income is due primarily to lower customer activity due to market conditions.

         The partnership segments its revenues between trade revenue (revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue comprised 64% of total revenue for both the second quarter of 2001 and 2000 and 63% and 67% for the first six months of 2001 and 2000, respectively. Fee revenue sources, such as service fees, management fees, IRA fees and interest income, represented the remaining 36% for the second quarters of 2001 and 2000 and 37% and 33% for the first six months of 2001 and 2000, respectively.

         Trade revenue decreased 6% ($20.2 million) during the second quarter and 11% ($87.4 million) during the first six months of 2001. Trade revenue decreased primarily due to a decrease in customer dollars invested. Total customer dollars invested were $12.9 billion and $25.6 billion during the second quarter and first six months of 2001, respectively, representing a 20% ($3.3 billion) and 26% ($8.9 billion) decrease from the comparable prior year periods. The impact of lower customer activity was partially offset by an increase in the margin on each $1,000 invested, to $25.80 in the first six months of 2001 from $21.70 in the first six months of 2000. Year over year, the composition of the product mix has shifted from individual equities and CDs, which have the lower margins, to higher margin mutual funds, fixed income and insurance products.

         Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees, decreased 4% ($7.9 million) for the quarter and increased 3% ($10.4 million) for the six months ended June 29, 2001. Service fees decreased 7% ($5.0 million) for the quarter and 2% ($2.2 million) year to date as the underlying assets

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations


have been negatively impacted by market conditions. Interest income decreased 19% ($11.2 million) for the second quarter and 9% ($9.1 million) year to date due to the impact of rate reductions in the current year and to a decrease in customer loans outstanding. Customer loans were $2.0 billion at June 30, 2000 compared to $1.9 billion at June 29, 2001. However, other fee revenue sources increased 11% ($8.3 million) for the quarter and 16% ($21.7 million) for the six month period due primarily to growth in revenue from money market and mutual fund fees, subtransfer agent services and IRA fees.

         Focusing on changes in major revenue categories, commissions revenue, including service fees, decreased 12% ($43.8 million) during the second quarter and 14% ($107.1 million) during the first six months of 2001. Listed and over-the-counter (OTC) agency commissions decreased 33% ($36.2 million) for the quarter and 36% ($88.2 million) for the first six months, accounting for 83% and 82%, respectively, of the total decrease in commissions revenue. Insurance product commissions decreased 10% ($5.5 million) and 7% ($7.5 million) for the periods, and accounted for 13% and 7%, respectively, of the decline in commissions revenue. Mutual fund commissions decreased 5% ($2.1 million) for the quarter and 10% ($11.1 million) year to date.

         Principal transactions revenue increased 25% ($17.9 million) during the second quarter and 18% ($24.2 million) during the first six months of 2001. The increase is primarily attributable to an increase in corporate and municipal bonds, offset by a decrease in CD sales.

         Other revenue, comprised of various fee revenue sources, increased 11% ($7.6 million) for the quarter and 16% ($22.0 million) for the first six months of 2001. Revenue received from money market, mutual fund and insurance products increased 6% ($3.2 million) for the quarter and 16% ($16.3 million) for the first six months. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 25% ($2.1 million) for the quarter and 23% ($3.9 million) for the first six months.

         Interest expense decreased 23% ($5.2 million) during the quarter and 13% ($5.2 million) for the six months ended June 29, 2001, due to a decrease in bank loans outstanding and lower interest rates.

         Operating expenses decreased 0.1% ($0.4 million) to $480.9 million during the quarter, and decreased 2% ($18.5 million) to $953.8 million for the six months ended June 29, 2001. Within operating expenses, compensation costs decreased 6% ($18.1 million) and 9% ($59.6 million) for the quarter and six month periods, respectively. Sales compensation decreased 4% ($6.7 million) and 8% ($29.4 million) for the quarter and six months, respectively, due to decreased trade revenue and service fees. Variable compensation, including bonuses and profit sharing paid to investment representatives ("IRs"), branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations

income and profit margin, decreased 55% ($31.0 million) for the quarter and 58% ($71.7 million) year to date due to the lower revenue and earning levels. Offsetting these decreases in compensation expense was an increase in payroll expense for existing personnel and additional support personnel at both the headquarters and in the branches due to growth in the sales force. On a full time equivalent basis, the firm had 3,701 headquarters associates and 8,270 branch staff as of June 29, 2001, compared to 3,323 headquarters associates and 6,990 branch staff as of June 30, 2000. The Partnership added 1,298 IRs since June 30, 2000, ending the second quarter with 7,937 IRs in the United States, Canada and the United Kingdom.

         Occupancy and equipment expenses increased 15% ($6.5 million) for the quarter and 18% ($15.5 million) year to date. Other operating expenses increased 18% ($7.4 million) and 22% ($17.4 million) for the quarter and six months ended June 29, 2001. The increases are due to the Partnership continuing to expand its headquarters and branch locations to enable it to continue to increase its number of IRs, locations and customers.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at June 29, 2001, excluding the reserve for anticipated withdrawals, was $627.7 million, compared to $603.1 million at December 31, 2000. Equity capital has increased primarily due to retention of General Partner earnings ($16.1 million) and to an increase in Subordinated Limited Partner capital ($11.5 million), offset by redemption of Limited Partner interests ($3.0 million).

         At June 29, 2001, the Partnership had $152.9 million in cash and cash equivalents. Lines of credit are in place aggregating $1.145 billion ($1.095 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans.

         A substantial portion of the Partnerships' assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $188.0 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations


         The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt and operating leases under which the firm rents furniture, fixtures, computers and communication equipment.

         For the six months ended June 29, 2001, cash and cash equivalents decreased $23.5 million. Cash provided by operating activities was $121.0 million. Sources include increased bank loans ($186.9 million) and net income ($78.5 million). These sources were partially offset by an increase in net receivable from customers ($80.9 million) and an increase in accounts payable and accrued expenses ($55.7 million). Cash used in investing activities consisted of $39.4 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities due to growth in the sales force, and to investment in information technology hardware and software. Cash used in financing activities was $105.1 million, primarily for partnership withdrawals ($91.7 million) and repayment of subordinated debt ($16.2 million) partially offset by issuance of Subordinated Limited Partner interests ($11.5 million).

         As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the new York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 29, 2001, EDJ's Net Capital of $384.0 million was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $346.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 20%. Net capital and the related capital percentage may fluctuate on a daily basis.

         There were no material changes in the Partnership's overall financial condition during the six months ended June 29, 2001, compared with the six months ended June 30, 2000. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations


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

                        Part 1. FINANCIAL INFORMATION

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

         There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended June 29, 2001.

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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated: August 3, 2001                              /s/  Steven Novik
                                                   -------------------------
                                                   Steven Novik
                                                   Chief Financial Officer