Form 10-Q
period 2001-09-28
JONES FINANCIAL COMPANIES LP LLP
filed 2001-11-13
CIK 815917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended SEPTEMBER 28, 2001 Commission file number 0-16633


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

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                            INDEX

                                                                                         Page
                                                                                       Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition.................................3
           Consolidated Statements of Income .............................................5
           Consolidated Statements of Cash Flows..........................................6
           Consolidated Statements of Changes in Partnership Capital......................7
           Notes to Consolidated Financial Statements.....................................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................15



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................16

Item 6.    Exhibits and Reports on Form 8-K ..............................................16


           Signatures.....................................................................17

                                   Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              ASSETS

                                                                (Unaudited)
                                                               September 28,          December 31,
(Amounts in thousands)                                             2001                   2000
--------------------------------------------------------------------------------------------------
Cash and cash equivalents                                      $    165,022           $    176,356

Receivable from:
     Customers                                                    1,849,684              2,008,469
     Brokers, dealers and clearing organizations                     60,199                 80,626
     Mortgages and loans                                             99,644                 98,946

Securities owned, at market value:
     Inventory securities                                           126,283                118,260
     Investment securities                                          189,604                203,741

Equipment, property and improvements                                281,795                248,290

Other assets                                                        248,353                235,697
                                                               ------------           ------------

     Total assets                                              $  3,020,584           $  3,170,385
                                                               ============           ============



The accompanying notes are an integral part of these financial statements.

                                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  LIABILITIES AND PARTNERSHIP CAPITAL
                                                                     (Unaudited)
                                                                    September 28,          December 31,
(Amounts in thousands)                                                  2001                   2000
-------------------------------------------------------------------------------------------------------
Bank loans                                                          $    285,768           $    218,314

Securities sold under agreements to repurchase                                 -                 24,969

Securities loaned                                                        134,812                140,596

Payable to:
     Customers                                                         1,229,750              1,382,088
     Brokers, dealers and clearing organizations                          34,168                 22,268
     Depositors                                                          100,689                 87,550

Securities sold, not yet purchased, at market value                       13,596                 18,064

Accounts payable and accrued expenses                                    143,553                126,119

Accrued compensation and employee benefits                               192,187                232,993

Long-term debt                                                            22,658                 29,618
                                                                    ------------           ------------

                                                                       2,157,181              2,282,579
                                                                    ------------           ------------

Liabilities subordinated to claims of general creditors                  205,600                232,325
                                                                    ------------           ------------

Partnership capital                                                      634,016                603,090

Partnership capital reserved for anticipated withdrawals                  23,787                 52,391
                                                                    ------------           ------------

     Total partnership capital                                           657,803                655,481
                                                                    ------------           ------------

     Total liabilities and partnership capital                      $  3,020,584           $  3,170,385
                                                                    ============           ============

The accompanying notes are an integral part of these financial statements

                                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                      Three Months Ended               Nine Months Ended
(Amounts in thousands,                           September 28,   September 29,   September 28,   September 29,
except per unit information)                         2001            2000            2001            2000
--------------------------------------------------------------------------------------------------------------
Net revenue:
   Commissions                                   $    302,744    $    336,311    $    947,392    $  1,088,077
   Principal transactions                              94,946          64,917         256,489         202,299
   Investment banking                                   6,167           4,071          15,814          20,624
   Interest and dividends                              43,368          58,416         139,538         163,641
   Other                                               81,242          68,149         237,083         202,034
                                                 ------------    ------------    ------------    ------------

       Total revenue                                  528,467         531,864       1,596,316       1,676,675
   Interest expense                                    16,472          22,828          51,991          63,548
                                                 ------------    ------------    ------------    ------------
       Net revenue                                    511,995         509,036       1,544,325       1,613,127
                                                 ------------    ------------    ------------    ------------

Operating expenses:
   Compensation and benefits                          299,964         293,888         893,619         947,144
   Communications and data processing                  59,377          51,994         168,441         157,285
   Occupancy and equipment                             53,812          47,959         155,307         133,962
   Payroll and other taxes                             17,044          14,467          61,224          52,625
   Floor brokerage and clearance fees                   3,181           4,341          10,885          13,624
   Other operating expenses                            44,679          45,796         142,421         126,131
                                                 ------------    ------------    ------------    ------------
       Total operating expenses                       478,057         458,445       1,431,897       1,430,771
                                                 ------------    ------------    ------------    ------------

   Net income                                    $     33,938    $     50,591    $    112,428    $    182,356
                                                 ============    ============    ============    ============

Net income allocated to:
   Limited partners                              $      5,200    $      7,308    $     17,349    $     22,528
   Subordinated limited partners                        3,380           4,549          11,364          17,070
   General partners                                    25,358          38,734          83,715         142,758
                                                 ------------    ------------    ------------    ------------
                                                 $     33,938    $     50,591    $    112,428    $    182,356
                                                 ============    ============    ============    ============

Net income per weighted average $1,000
equivalent partnership unit outstanding:
   Limited partners                              $      22.04    $      39.61    $      73.02    $     142.19
                                                 ============    ============    ============    ============
   Subordinated limited partners                 $      40.79    $      70.20    $     138.26    $     273.93
                                                 ============    ============    ============    ============

Weighted average $1,000 equivalent
partnership units outstanding:
   Limited partners                                   235,935         162,922         237,592         150,314
                                                 ============    ============    ============    ============
   Subordinated limited partners                       82,855          62,948          82,188          61,656
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                     Nine Months Ended
                                                                              September 28,      September 29,
(Amounts in thousands)                                                            2001               2000
--------------------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
     Net income                                                               $    112,428       $    182,356

     Adjustments to reconcile net income to
           net cash provided by operating activities:
         Depreciation and amortization                                              53,710             49,030

     Changes in assets and liabilities:
         Securities purchased under agreements to resell                                 -             75,000
         Securities sold under agreement to repurchase                             (24,969)          (164,911)
         Net receivable from customers                                               6,447           (526,330)

         Net receivable from brokers, dealers
           and clearing organizations                                               32,327              1,178

         Receivable from mortgages and loans                                          (698)           (20,398)

         Securities owned, net                                                       1,646             (5,361)
         Other assets                                                              (12,656)           (46,778)

         Bank loans                                                                 67,454            412,781

         Securities loaned                                                          (5,784)            95,126

         Payables to depositors                                                     13,139              5,536

         Accounts payable and  other accrued expenses                              (23,372)            67,846
                                                                              ------------       ------------
     Net cash provided by operating activities                                     219,672            125,075
                                                                              ------------       ------------

Cash Flows Used in Investing Activities:
     Net purchase of equipment, property and improvements                          (87,215)           (69,716)
                                                                              ------------       ------------

     Net cash used in investing activities                                         (87,215)           (69,716)
                                                                              ------------       ------------

Cash Flows Used in Financing Activities:
     Repayment of long-term debt                                                    (6,960)            (3,654)
     Repayment of subordinated debt                                                (26,725)           (26,725)
     Issuance of partnership interests                                              12,450            114,014

     Redemption of partnership interests                                            (4,630)            (3,219)

     Withdrawals and distributions from
       partnership capital                                                        (117,926)          (151,005)
                                                                              ------------       ------------
     Net cash used in financing activities                                        (143,791)           (70,589)
                                                                              ------------       ------------

     Net decrease in cash and cash equivalents                                     (11,334)           (15,230)


Cash and Cash Equivalents, beginning of period                                     176,356            142,545
                                                                              ------------       ------------

Cash and Cash Equivalents, end of period                                      $    165,022       $    127,315
                                                                              ============       ============

Cash paid for interest                                                        $     54,107       $     65,085
                                                                              ============       ============

The accompanying notes are an integral part of these financial statements.

                                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                           NINE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
                                                   (Unaudited)

                                                                  Subordinated
                                                      Limited          limited          General
                                                  partnership      partnership      partnership
(Amounts in thousands)                                capital          capital          capital            Total
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      $    149,009     $     52,463     $    243,665     $    445,137

Net income                                            22,528           17,070          142,758          182,356

Issuance of partnership interests                     95,572           18,442                -          114,014

Redemption of partnership interests                   (2,719)            (500)               -           (3,219)

Withdrawals and distributions                         (1,220)         (15,283)         (88,105)        (104,608)

Reserved for anticipated withdrawals                 (21,308)          (1,787)         (15,252)         (38,347)
                                                ------------     ------------     ------------     ------------

Balance, September 29, 2000                     $    241,862     $     70,405     $    283,066     $    595,333
                                                ============     ============     ============     ============


Balance, December 31, 2000                      $    240,144     $     70,405     $    292,541     $    603,090

Net income                                            17,349           11,364           83,715          112,428

Issuance of partnership interests                          -           12,450                -           12,450

Redemption of partnership interests                   (4,630)               -                -           (4,630)

Withdrawals and distributions                         (1,306)         (10,688)         (53,541)         (65,535)

Reserved for anticipated withdrawals                 (16,043)            (676)          (7,068)         (23,787)
                                                ------------     ------------     ------------     ------------

Balance, September 28, 2001                     $    235,514     $     82,855     $    315,647     $    634,016
                                                ============     ============     ============     ============



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

         The results of operations for the nine months ended September 28, 2001 and September 29, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

         At September 28, 2001, EDJ's Net Capital of $339.3 million was 19% of aggregate debit items and its Net Capital in excess of the minimum required was $303.4 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 19%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including Boone National Savings and Loan Association, F.A. (the "Association") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of September 28, 2001.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

          QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2001, VERSUS

              QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2000


RESULTS OF OPERATIONS

         For the third quarter of 2001, compared to the third quarter of 2000, total revenue decreased 1% ($3.4 million) to $528.5 million and net income decreased 33% ($16.7 million) to $33.9 million. For the nine months ended September 28, 2001, total revenue decreased 5% ($80.4 million) to $1.6 billion, and net income decreased 38% ($69.9 million) to $112.4 million. The decrease in revenue and net income is due primarily to the impact of market conditions which resulted in lower customer activity, lower customer asset values, and lower net interest income.

         The partnership segments its revenues between trade revenue (revenue from buy or sell transactions on securities) and fee revenue (sources other than trade revenues). Trade revenue comprised 63% and 62% of total revenue for the third quarters of 2001 and 2000, respectively, and 63% and 65% for the first nine months of 2001 and 2000, respectively. Fee revenue sources, such as service fees, management fees, IRA fees and interest income, represented the remaining 37% and 38% for the third quarters of 2001 and 2000, respectively, and 37% and 35% for the first nine months of 2001 and 2000, respectively.

         Trade revenue decreased $1.0 million during the third quarter and 8% ($88.4 million) during the first nine months of 2001. Trade revenue decreased primarily due to a decrease in customer dollars invested. Total customer dollars invested were $12.1 billion and $37.7 billion during the third quarter and first nine months of 2001, respectively, representing a 14% ($1.9 billion) and 22% ($10.8 billion) decrease from the comparable prior year periods. The impact of lower customer activity was partially offset by an increase in the margin earned on each $1,000 invested, to $26.00 in the first nine months of 2001 from $22.10 in the first nine months of 2000. Year over year, the composition of the product mix has shifted from individual equities and CDs, which have lower margins, to higher margin mutual funds, fixed income and insurance products. The number of investment representatives ("IRs") selling increased by 1,232 (17%) from 7,045 as of September 2000 to 8,277 as of September 2001.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations

         Fee revenue sources, which include service fees, revenue sharing agreements with mutual funds and insurance companies, interest income, IRA custodial fees and other fees, decreased 1% ($2.4 million) for the quarter and increased 1% ($8.0 million) for the nine months ended September 28, 2001. Service fees decreased 2% ($1.4 million) for the quarter and 2% ($3.6 million) year to date as the underlying assets have been negatively impacted by market conditions. Interest income decreased 26% ($15.0 million) for the third quarter and 15% ($24.1 million) year to date due to the impact of rate reductions in the current year and to a decrease in customer loans outstanding. Customer loans were $2.1 billion at September 27, 2000 compared to $1.8 billion at September 28, 2001. Other fee revenue sources increased 21% ($14.1 million) for the quarter and 18% ($35.7 million) for the nine month period due primarily to growth in revenue from money market fees, subtransfer agent services and IRA fees.

         Focusing on changes in major revenue categories, commissions revenue, including service fees, decreased 10% ($33.6 million) during the third quarter and 13% ($140.7 million) during the first nine months of 2001. Listed and over-the-counter (OTC) agency commissions decreased 31% ($30.0 million) for the quarter and 35% ($118.2 million) for the first nine months, accounting for 89% and 84%, respectively, of the total decrease in commissions revenue. Mutual fund commissions decreased 3% ($5.9 million) for the quarter and 3% ($17.1 million) for the first nine months, accounting for 18% and 12%, respectively, of the total decrease in commissions revenue.

         Principal transactions revenue increased 51% ($32.0 million) during the third quarter and 28% ($56.1 million) during the first nine months of 2001. The increase is primarily attributable to an increase in corporate, US government and municipal bonds, and mortgage-backed securities, offset by a decrease in CD sales.

         Other revenue, comprised of various fee revenue sources, increased 19% ($13.1 million) for the quarter and 17% ($35.0 million) for the first nine months of 2001. Revenue received from money market and subtransfer agent services increased 16% ($8.5 million) for the quarter and 16% ($24.8 million) for the first nine months. Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 32% ($2.1 million) for the quarter and 26% ($6.0 million) for the first nine months.

         Interest expense decreased 28% ($6.4 million) during the quarter and 18% ($11.6 million) for the nine months ended September 28, 2001, due to a decrease in bank loans outstanding and lower interest rates. The decrease in bank loans outstanding is a result of the decrease in customer loans outstanding, as discussed above.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations

         Operating expenses increased 4.3% ($19.6 million) to $478.1 million during the quarter, and increased 0.1% ($1.1 million) to $1.4 billion for the nine months ended September 28, 2001. Within operating expenses, compensation costs increased 2% ($6.1 million) for the quarter and decreased 6% ($53.5 million) for the nine month period. Sales compensation decreased 5% ($25.5 million) for the nine months ended September 28, 2001 as trade revenue and service fees decreased 7% ($92.0 million) on a year to date basis. Variable compensation, including bonuses and profit sharing paid to investment representatives ("IRs"), branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, decreased 46% ($17.9 million) for the quarter and 55% ($89.6 million) year to date due to the lower revenue and earning levels. Offsetting these decreases in compensation expense was an increase in payroll expense for existing personnel and additional support personnel at both the headquarters and in the branches due to growth in the sales force. On a full time equivalent basis, the firm had 3,732 headquarters associates and 8,503 branch staff as of September 28, 2001, compared to 3,435 headquarters associates and 7,371 branch staff as of September 29, 2000. The Partnership added 1,232 IRs since September 29, 2000, ending the third quarter with 8,277 IRs in the United States, Canada and the United Kingdom.

         Occupancy and equipment expenses increased 12% ($5.9 million) for the quarter and 16% ($21.3 million) year to date. Communications and data processing expenses increased 14% ($7.4 million) and 7% ($11.1 million) for the quarter and nine months ended September 28, 2001. The increases are due to the Partnership continuing to expand its headquarters and branch locations to enable it to continue to increase its number of IRs, locations and customers.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at September 28, 2001, excluding the reserve for anticipated withdrawals, was $634.0 million, compared to $603.1 million at December 31, 2000. Equity capital has increased primarily due to retention of General Partner earnings ($23.1 million) and to an increase in Subordinated Limited Partner capital ($12.5 million), offset by redemption of Limited Partner interests ($4.6 million).

         At September 28, 2001, the Partnership had $165 million in cash and cash equivalents. Lines of credit are in place aggregating $1.145 billion ($1.095 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations

         A substantial portion of the Partnerships' assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit and other payables. The Partnership has $189.6 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership capital and liquidity requirements.

         The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt and operating leases under which the firm rents furniture, fixtures, computers and communication equipment.

         For the nine months ended September 28, 2001, cash and cash equivalents decreased $11.3 million. Cash provided by operating activities was $219.7 million. Sources include net income ($112.4 million), increased bank loans ($67.5 million), and a decrease in net receivable from brokers, dealers and clearing organizations ($32.3 million). These sources were partially offset by a decrease in securities sold under agreement to repurchase ($24.9 million) and an increase in accounts payable and accrued expenses ($23.4 million). Cash used in investing activities consisted of $87.2 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities due to growth in the sales force, and to investment in information technology hardware and software. Cash used in financing activities was $143.8 million, primarily for partnership withdrawals ($117.9 million) and repayment of subordinated debt ($26.7 million) partially offset by issuance of Subordinated Limited Partner interests ($12.5 million).

         As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 28, 2001, EDJ's Net Capital of $339.3 million was 19% of aggregate debit items and its Net Capital in excess of the minimum required was $303.4 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 19%. Net capital and the related capital percentage may fluctuate on a daily basis.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Anaylsis Of Financial Condition And Results Of Operations

         There were no material changes in the Partnership's overall financial condition during the nine months ended September 28, 2001, compared with the nine months ended September 29, 2000. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

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

         There were no significant changes in the Partnership's exposure to interest rate risk during the quarter ended September 28, 2001.

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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated:  November 9, 2001                           /s/  Steven Novik
                                                   -------------------------
                                                   Steven Novik
                                                   Chief Financial Officer