Form 10-K
period 2001-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2002-03-19
CIK 815917

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    Commission file number 0-16633

                          -----------------                           -------

                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

-----------------------------------------------------------------------------
      (Exact name of registrant as specified in its Partnership Agreement)

       MISSOURI                                         43-1450818

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

                                                    ------------------

Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
        Title of each class                        on which registered

      ----------------------                     -----------------------

                NONE                                      NONE
------------------------------------    -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests

-----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

As of March 19, 2002 there were no voting securities held by non-affiliates of the registrant.

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

As of January 25, 2002, the Partnership was comprised of 210 general partners, 5,401 limited partners and 127 subordinated limited partners.

At December 31, 2001, the Partnership is organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100% of the outstanding common stock of LHC, Inc. ("LHC"), a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P., a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through its Canadian entities, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, and all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited, and Edward Jones Nominees ISA Limited. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ("Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd.

The Partnership is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company and Edward Jones Insurance Agency of Nevada, Inc., a Nevada limited liability company and Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company. Edward Jones

                                     PART I


Insurance Agency Holding, L.L.C. is the sole member of Edward Jones Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company and Edward Jones Insurance Agency of Michigan, L.L.C., a Michigan limited liability company. The Partnership and Edward Jones Insurance Agency Holding, L.L.C. are multi-members of Edward Jones Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company; Edward Jones Insurance Agency of Alabama, L.L.C., an Alabama limited liability company; Edward Jones Insurance Agency of Montana, L.L.C., a Montana limited liability company; and EJ Insurance Agency of Ohio, an Ohio limited liability company. Edward Jones Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are multi-members of Edward Jones Insurance Agency of California, L.L.C., a California limited liability company. The Partnership is an affiliate of EDJ Insurance Agency of Texas, Inc. All of the insurance agencies engage in general insurance brokerage activities.

The Partnership holds all of the partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trusts. The general partner of Unison Investment Trusts, L.P., Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. EDJ also owns 50% of issued common stock of S-J Capital Corp., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners II, L.P., Community Investment Partners III, L.P., L.L.L.P., and Community Investment Partners IV, L.P., L.L.L.P., business development companies.

During 2001, the Partnership affiliates Patronus, Inc. and EDJ Investment Advisory Services were dissolved. Neither had conducted active businesses.

Within the past five years, the Registrant has added several new legal entities. In 1997, Edward Jones Limited, a U.K. private limited company, was organized. During 1998, the Registrant began brokerage operations in the United Kingdom under this entity. During 1998, EJ Mortgage L.L.C. was established. EJ Mortgage L.L.C., a wholly owned subsidiary of EDJ, owns 50% of Edward Jones Mortgage, a joint venture offering residential mortgage lending services to EDJ's customers. Due to state laws and regulations, certain states require separate legal entities to transact insurance business. During 1998, changes were made to certain insurance entities as a result of changes in state laws and regulations. The following entity was added: Edward Jones Insurance Agency of Michigan, L.L.C., a limited liability company. During 2000, Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited, and Edward Jones Nominee ISA Limited, all three which are U.K. private limited companies, were organized. United Kingdom regulations require separate companies for the holding of client investments in firm name.

                                     PART I


REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                                       2001                  2000                  1999


Commissions
     Listed                                         $   219,359           $   272,260           $   190,313
     Mutual Funds                                       740,209               749,144               583,444
     O-T-C                                               77,618               170,058               168,177
     Insurance                                          216,009               222,175               205,801
     Other                                                  667                   837                   551
Principal Transactions                                  370,327               264,361               270,830
Investment Banking                                       24,676                29,545                20,953
Interest and Dividends                                  176,277               224,497               149,041
Sub-Transfer Agent Revenue                               95,022                69,874                34,254
Mutual Fund & Insurance Revenue                          79,107                89,993                64,564
Money Market Revenue                                     73,594                60,604                52,897
IRA Custodial Service Fees                               38,554                30,591                21,965
Other Revenue                                            30,578                28,021                24,044
                                                    -----------           -----------           -----------
Total Revenue                                       $ 2,141,997           $ 2,211,960           $ 1,786,834
===========================================================================================================


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

Customer transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customer margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings, securities owned by margin customers having an

                                     PART I


aggregate market value generally up to 140% of the debit balance in margin accounts. The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

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

Variations in revenues from listed brokerage commissions between periods is largely a function of market conditions; however, some portion of the overall increases in 2000 and 1999 were due to the growth in the number of investment representatives over these periods.

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

                                     PART I


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

INTEREST AND DIVIDENDS. Interest and dividend income is earned primarily on margin account balances, investment securities, and securities held. Interest is also earned by the Association on its loan portfolio.

MONEY MARKET FEES, IRA CUSTODIAL SERVICE FEES AND OTHER REVENUES. Other revenue sources include money market management fees, IRA custodial services fees, sub-transfer agent accounting services, revenue sharing, gains from sales of certain assets, and other product and service fees.

The Partnership charges a fee to certain mutual funds which it distributes, for sub-accounting services it performs for accounts registered in firm name. Additionally, under certain agreements, non-commission revenue is received from companies whose mutual funds and insurance products the Partnership distributes. The Partnership has an interest in the investment advisor to its money market fund, Daily Passport Cash Trust. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual fee for its services.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and are included under "Other Revenues."

                                     PART I


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

The Partnership's United Kingdom operation clears and settles virtually all of its listed transactions through CREST. CREST effects clearing of securities on the London Stock Exchange. In conjunction with clearing and settling transactions with CREST, the Partnership's United Kingdom operation holds customer securities on deposit with CREST in lieu of maintaining physical custody of the certificates. The Partnership's United Kingdom operation also uses DTC for custody of United States securities, a major independent brokerage firm for custody of non-United Kingdom and non-United States securities, and individual unit trust vendors for custody of unit trust holdings.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC/CREST. Any serious delays in the processing of securities transactions encountered by

                                     PART I


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

EMPLOYEES. Including its 210 general partners, the Partnership has approximately 26,460 full and part-time employees. This includes 8,526 registered salespeople as of January 25, 2002. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

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

                                     PART I


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

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life, disability insurance plans, profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 8,127 branch offices as of January 25, 2002, primarily staffed by a single investment representative. The Partnership operates 7,507 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 518 offices as of January 25, 2002) and the United Kingdom (through 102 offices as of January 25, 2002).

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the

                                     PART I


creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom which is regulated by The Financial Services Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

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

The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2001.

ITEM 2.   PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri, and one location in Tempe, Arizona, comprising twenty-three separate buildings. Nineteen buildings are owned by the Partnership and four buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian headquarters facility in Mississauga, Ontario through an operating lease and has a long-term operating lease for its United Kingdom headquarters located in London, England. The Partnership also maintains facilities in 8,127 branch locations (as of January 25, 2002) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Income Statement Data:

                                  2001               2000             1999             1998*            1997


Revenue                        $ 2,141,997       $ 2,211,960      $ 1,786,834       $ 1,449,963      $ 1,135,279

Net income                     $   149,186       $   229,823      $   187,331       $   199,209      $   114,184


Net income per
   weighted average
   $1,000 equivalent
   limited partnership
   unit outstanding            $     96.89       $    179.21      $    173.81       $    274.30      $    176.06


Weighted average
   $1,000 equivalent
   limited partnership
   units outstanding               236,696           175,436          150,670           103,747           93,962


Net income per
   weighted average
   $1,000 equivalent
   subordinated limited
   partnership unit
   outstanding                 $    181.70       $    333.92      $    325.21       $    448.17      $    320.61


Weighted average
   $1,000 equivalent
   subordinated limited
   partnership units
   outstanding                      82,273            63,770           51,741            44,026           37,332


-----------------------------------------------------------------------------------------------------------------

                                     PART II


Item 6.   Selected Financial Data

Summary Balance Sheet Data:

                                    2001             2000             1999             1998*            1997


Total assets                   $ 3,158,408       $ 3,170,385      $ 2,693,241       $ 2,118,844      $ 1,554,798
                               ===========       ===========      ===========       ===========      ===========


Long-term debt                 $    46,285       $    29,618      $    34,540       $    41,825      $    53,350


Other liabilities,
   exclusive of
   subordinated
   liabilities                   2,231,807         2,252,961        1,908,117         1,434,020          979,797


Subordinated liabilities           205,600           232,325          259,050           200,275          216,500


Total partnership capital          674,716           655,481          491,534           442,724          305,151



Total liabilities and
   partnership capital         $ 3,158,408       $ 3,170,385      $ 2,693,241       $ 2,118,844      $ 1,554,798
                               ===========       ===========      ===========       ===========      ===========


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

                                                       2001 vs. 2000                      2000 vs. 1999
                                                 --------------------------         -------------------------


                                                   Amount        Percentage           Amount       Percentage

Net Revenue:
     Commissions                                 $ (160,612)        (11)%           $ 266,188          23%
     Principal transactions                         105,966          40                (6,469)         (2)
     Investment banking                              (4,869)        (16)                8,592          41
     Interest and dividends                         (48,220)        (21)               75,456          51
     Other                                           37,772          14                81,359          41
                                                 ----------                         ---------
       Total revenue                                (69,963)         (3)              425,126          24

     Interest expense                               (21,194)        (24)               29,227          50
                                                 ----------                         ---------


       Net revenue                                  (48,769)         (2)              395,899          23
                                                 ----------                         ---------

Operating Expenses:
     Compensation and benefits                      (37,233)         (3)              213,135          21
     Communications and data
       processing                                    21,969          10                34,312          19
     Occupancy and equipment                         28,726          16                48,159          36
     Payroll and other taxes                          6,584          10                13,175          24
     Floor brokerage and
       clearance fees                                (3,208)        (18)                5,093          41
     Other operating expenses                        15,030           8                39,533          29
                                                 ----------                         ---------
     Total operating expenses                        31,868           2               353,407          23
                                                 ----------                         ---------

Net Income                                       $  (80,637)        (35)%           $  42,492          23%
============================================================================================================

                                   PART II


RESULTS OF OPERATIONS (2001 VERSUS 2000)

The Partnership's net revenue and net income for the year ended December 31, 2001 decreased from the prior year due primarily to the impact of market conditions which resulted in lower customer activity, lower customer asset values and lower net interest income. Net revenue decreased 2% ($48.8 million) to $2.076 billion and net income decreased 35% ($80.6 million) to $149.2 million.

The Partnership classifies its revenues as trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenues, net of interest expense). Trade revenue of $1.372 billion and $1.418 billion comprised 66% and 67% of net revenue for 2001 and 2000. Conversely, net fee revenue sources, such as service fees, management fees, IRA fees and net interest income, of $703.7 million and $706.6 million were 34% and 33% of net revenue for 2001 and 2000.

Trade revenue decreased 3% ($45.8 million) during 2001 due primarily to a decrease in customer dollars invested. Total customer dollars underlying buy or sell transactions were $50.8 billion during 2001, a 17% ($10.5 billion) decrease from 2000. The impact of lower customer activity was partially offset by an increase in the margin earned on each $1,000 invested, to $26.30 in 2001 from $22.60 in 2000. Year over year, the composition of the product mix, based on customer dollars invested, has shifted from individual equities and CDs, which have lower margins, to higher margin fixed income, mutual funds, and insurance products. Individual equities decreased to 28% from 44%, and CD's decreased to 6% from 11%. Fixed income increased to 33% from 18%, mutual funds increased to 26% from 22%, and insurance increased to 7% from 5%. The Partnership added 1,082 IRs since December 31, 2000, ending 2001 with 8,516 IRs in the United States, Canada and the United Kingdom, an increase of 15%. The increase in IRs partially mitigated the impact of the market downturn on trade revenues.

Net fee revenues (fee revenues less interest expense), which include service fees, sub-transfer agent accounting services, revenue sharing agreements with mutual funds and insurance companies, money market management fees, net interest income, IRA custodial fees and other fees, decreased $3.0 million during 2001. Net interest income decreased 20% ($27.0 million) in 2001 due primarily to the impact of rate reductions in the current year narrowing the interest margins combined with a small decrease in customer loans outstanding. Customer loans were $1.9 billion at December 31, 2001 compared to $2.0 billion at December 31, 2000. Service fees decreased 4% ($11.9 million) during 2001 as the underlying value of customer assets was impacted by market conditions. The average of the aggregate customer assets related to service fees decreased from $117.6 billion at December 31, 2000, to $114.6 billion at December 31, 20001. Other fee revenue sources increased 13% ($35.9 million) for 2001 due primarily to growth in revenue from sub-transfer agent accounting services, money market fees, and IRA fees.

Focusing on changes in major revenue categories, commissions revenue, including service fees, decreased 11% ($160.6 million) during 2001. Listed and over-the-counter (OTC) agency commissions decreased 33% ($145.3 million), due to the shift in product mix away from individual equities. Mutual fund commissions decreased 1% ($8.9 million) due to the impact of market conditions on service fees. Mutual

                                   PART II


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

fund commissions decreased, even though customer dollars invested in mutual funds increased as a percentage of the product mix.

Principal transactions revenue increased 40% ($106.0 million) during 2001. The increase is primarily attributable to an increase in corporate, US government and municipal bonds, and mortgage-backed securities, offset by a decrease in CD sales.

Other revenue, comprised of various fee revenue sources, increased 14% ($37.8 million) for 2001. Revenue received from money market and subtransfer agent services increased 13% ($26.7 million). Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 26% ($8.0 million).

Interest expense decreased 24% ($21.2 million) during 2001, due to a decrease in bank loans outstanding and lower interest rates. The average of the aggregate short-term bank loans outstanding was $272,000 during 2001, compared to $413,000 during 2000.

Operating expenses increased 2% ($31.9 million) to $1.9 billion during 2001. Occupancy and equipment expenses increased 16% ($28.7 million) and communications and data processing expenses increased 10% ($22.0 million) during 2001. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase its number of IRs, locations and customers.

Compensation costs decreased 3% ($37.2 million). Variable compensation, including bonuses and profit sharing paid to investment representatives, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, decreased 54% ($105.9 million) due to the lower revenue and earning levels. Sales compensation decreased 1% ($6.5 million) due to the decrease in trade revenue and service fees. Offsetting these decreases in compensation expense was a 21% ($81.4 million) increase in compensation expense for existing personnel and additional support personnel at both the headquarters and in the branches due to growth in the sales force. On a full time equivalent basis, the firm had 3,748 headquarters associates and 8,632 branch staff as of December 31, 2001, compared to 3,547 headquarters associates and 7,625 branch staff as of December 31, 2000.

RESULTS OF OPERATIONS (2000 VERSUS 1999)

The Partnership attained record levels of net revenue and net income for the year ended December 31, 2000 due primarily to active securities markets and growth in its sales force. Net revenues increased 23% ($395.9 million) to $2.124 billion and net income increased 23% ($42.5 million) to $229.8 million.

The partnership classifies its revenues as trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenues). Trade revenue comprised 67% of net revenue for 2000, down from 70% in 1999. Conversely, net fee revenue sources, such as service fees, management fees, IRA fees and net interest income, were 33% of net revenue for 2000, up from 30% in 1999.

Trade revenue increased 17% ($202.5 million) during 2000. Trade revenue increased due to an increase in the number of investment representatives
(IRs) and customer dollars invested. The Partnership added 1,495 IRs since December 31, 1999 (25%), ending 2000 with 7,434 IRs in the United States, Canada and the United Kingdom. Total customer dollars invested were $61.3 billion during 2000, representing a 15% ($8.1 billion) increase over 1999. The firm experienced record levels of customer activity, net revenue and net income in the first quarter of 2000. Beginning in the second quarter of 2000, the securities

                                   PART II


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

markets began to move lower and customer activity slowed. The firm's revenues and net income slowed in the second, third and fourth quarters even though the Partnership continued to expand its sales force.

Net fee revenues, which include service fees, revenue sharing agreements with mutual fund and insurance companies, net interest income, IRA custodial fees, subtransfer agent fees and other fees, increased 38% ($193.4 million) during 2000. Underlying net fee revenue is the value of customer assets. Total customer assets increased 7% ($17.1 billion) year over year to $245.7 billion due to market fluctuations and growth in the number of customers served by the Partnership. Additionally, the Partnership's continued expansion in recent years of its product and service offerings has had a positive impact on net fee revenue sources.

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

Interest and dividend revenues increased 51% ($75.5 million) during 2000. Interest from customer loans increased 60% ($74.4 million) as the Partnership's customer loan balances increased 22% ($363.9 million) year over year to $2.0 billion at December 31, 2000. The average of customer loan balances was $1.9 billion during 2000, compared to $1.4 billion during 1999. Interest expense increased 50% ($29.2 million) during 2000, due primarily to an increase in bank loans outstanding to fund customer loan balances. The average of the aggregate short-term bank loans outstanding was $413,000 during 2000, compared to $148,000 during 1999.

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

                                   PART II


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 2001, excluding the reserve for anticipated withdrawals, was $638.9 million, compared to $603.1 million at December 31, 2000. Equity capital has increased primarily due to retention of General Partner earnings ($30.7 million) and to an increase in Subordinated Limited Partner capital ($12.0 million), offset by redemption of Limited Partner interests ($6.9 million).

At December 31, 2001, the Partnership had $196.5 million in cash and cash equivalents. Lines of credit are in place aggregating $1.195 billion ($1.145 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at December 31, 2001. The Association had loans from The Federal Home Loan Bank of $13.7 million as of December 31, 2001, which are secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $132.2 million at December 31, 2001, for which the Partnership received cash collateral.

A substantial portion of the Partnerships' assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit, securities loaned and other payables. The Partnership has $180.7 million in U.S. agency and treasury securities (Investment Securities) which can be sold to meet liquidity needs. The Partnership believes that the liquidity provided by existing cash balances, borrowing arrangements, and investment securities will be sufficient to meet the Partnership's capital and liquidity requirements.

In October 2001 the Partnership borrowed $25.0 million in long-term debt, interest paid quarterly at a variable rate (3.67% at December 31, 2001) based on LIBOR plus applicable margin, due in annual installments ranging from $4.0 million to $6.0 million, with a final installment on September 1, 2006. Proceeds were used to fund equipment for the Partnership's regional headquarters and data center in Tempe, Arizona.

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment.

Included in the Partnership's operating lease commitments and contingent residual payments are synthetic leasing agreements for two buildings, one in Tempe, Arizona, and one being constructed in St. Louis, Missouri. The lessor of the buildings, along with a group of financial institutions, has committed to fund the construction of the facilities. The total cost of the facilities covered by these leases is estimated to be $62.4 million, of which $52.7 million has been incurred by the lessor as of December 31, 2001. The synthetic leases have initial terms of five years, with renewal options for two additional terms of up to five years by either the lessor or the Partnership, subject to the approval of the other party. The Partnership may, at its option, purchase the buildings during or at the end of the terms of the leases at approximately the amount expended to construct the facilities. If the Partnership does not exercise the purchase option by or at the end of the lease, the Partnership may be obligated to pay up to $27.5 million of the building's cost as determined at the lease inception date for the Tempe, Arizona, facility. Additionally, should the Partnership terminate its obligation during the construction phase of the St. Louis, Missouri, facility, it has a commitment to pay up to $18.2 million of the construction costs incurred as of December 31, 2001.

                                   PART II


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

The following table summarizes the Partnership's financing commitments and obligations, excluding customer accounts due on demand.

                                                                 Payments Due by Period
                                                                 ----------------------

                                               Total              2002          2003-2006       Thereafter
                                           --------------    --------------  --------------   --------------
Bank loans                                   $   13,679        $        -      $    2,100       $   11,579
Securities loaned                               132,231           132,231               -                -
Long-term debt                                   46,285             9,776          32,609            3,900
Liabilities subordinated to claims
  of general creditors                          205,600            26,725         130,375           48,500
Rental commitments                              437,900           115,800         181,400          140,700
Contingent residual payments                     45,700            18,200          27,500                -
                                             ----------        ----------      ----------       ----------
Total financing commitments
  and obligations                            $  881,395        $  302,732      $  373,984       $  204,679
                                             ==========        ==========      ==========       ==========

For the year ended December 31, 2001, cash and cash equivalents increased $20.2 million. Cash provided by operating activities was $287.2 million. Sources include net income ($149.2 million) and net receivable from customers ($348.1 million). These sources were partially offset by a decrease in bank loans ($204.6 million). Cash used in investing activities consisted of $127.0 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities due to growth in the sales force, and to investment in information technology hardware and software. Cash used in financing activities was $140.0 million, primarily for partnership withdrawals ($135.1 million) and repayment of subordinated debt ($26.7 million), partially offset by issuance of long-term secured debt ($25.0 million) and issuance of Subordinated Limited Partner interests ($12.5 million).

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

For the year ended December 31, 1999, cash and cash equivalents decreased $1.2 million. Cash flows from operating activities provided $168.1 million. Net income adjusted for depreciation provided $246.7 million, securities sold under agreements to repurchase provided $188.9 million, and borrowings under the Firm's bank lines of credit provided $102.9 million. Receivable from customers, net payables to customers, used $386.3 million. Investing activities used $82.2 million for the purchase of fixed assets. Cash flows from financing activities used $87.0 million for withdrawals and distributions of partnership capital, net of issuance of subordinated limited partnership interests and $75.0 million in subordinated debt.

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the

                                   PART II


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2001, EDJ's Net Capital of $395.0 million was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $358.2 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 21%. Net capital and the related capital percentage may fluctuate on a daily basis.

CRITICAL ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with the accounting principles generally accepted in the United States, which may require judgement and involve estimation processes to determine its net assets and which affect its results of operations. Included in management's discussion and analysis of financial condition and results of operations, and in the quantitative and qualitative disclosures about market risk, and in the notes to the financial statements (See Note 1 to the consolidated financial statements), are discussions of the Partnership's critical accounting policies.

There were no material changes in the Partnership's overall financial condition during the year ended December 31, 2001, compared with the year ended December 31, 2000. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for the Partnership in 2002. SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. The Partnership does not expect SFAS 142 to have a significant effect on its consolidated financial position, results of operations or cash flows.

Also, the FASB has issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for the Partnership in 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for

                                   PART II


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

long-lived assets to be disposed of. The Partnership does not expect SFAS 144 to have a significant effect on its consolidated financial position, results of operations or cash flows.

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

The Partnership maintains receivables from customers, and payable to customers, as described in Note 2 to the Consolidated Financial Statements, and inventory securities as detailed in Note 5 to the Consolidated Financial Statements. The Partnership earns interest on customer margin account balances, and pays interest on certain credit balances in customer accounts. At December 31, 2001, amounts receivable from customers were $1.881 billion, amounts payable to customers were $1.603 billion, and the fair value of inventory securities was $118.9 million in long positions and $35.3 million in short positions. The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2001 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                   PART II


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item


                                                                                         Page No.

          Report of Independent Public Accountants......................................    22

          Consolidated Statements of Financial Condition as of
          December 31, 2001 and 2000....................................................    23

          Consolidated Statements of Income for the years ended
          December 31, 2001, 2000 and 1999..............................................    25

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999..............................................    26

          Consolidated Statements of Changes in Partnership Capital
          for the years ended December 31, 2001, 2000 and 1999..........................    27

          Notes to Consolidated Financial Statements....................................    28

                                   PART II


Item 8.   Financial Statements And Supplementary Data



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. (a Missouri Limited Liability Limited Partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in partnership capital for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations, cash flows and the changes in their partnership capital for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


St. Louis, Missouri,
February 22, 2002

                                   PART II


Item 8.   Financial Statements And Supplementary Data

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  ASSETS

                                                                     December 31,            December 31,
(Amounts in thousands)                                                  2001                     2000


Cash and cash equivalents                                            $   196,508             $   176,356


Securities purchased under agreements to resell                           80,000                       -


Receivable from:
     Customers                                                         1,881,021               2,008,469

     Brokers, dealers and clearing organizations                          80,088                  80,626

     Mortgages and loans                                                 100,782                  98,946


Securities owned, at market value
     Inventory securities                                                118,872                 118,260

     Investment securities                                               180,719                 203,741


Equipment, property and improvements                                     298,072                 248,290

Other assets                                                             222,346                 235,697
                                                                     -----------             -----------

         TOTAL ASSETS                                                $ 3,158,408             $ 3,170,385
                                                                     ===========             ===========




The accompanying notes are an integral part of these statements.

                                   PART II


Item 8.   Financial Statements And Supplementary Data

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   LIABILITIES AND PARTNERSHIP CAPITAL

                                                                     December 31,            December 31,
(Amounts in thousands)                                                  2001                    2000


Bank loans                                                           $    13,679             $   218,314

Securities sold under agreements to repurchase                                 -                  24,969

Securities loaned                                                        132,231                 140,596

Payable to:
     Customers                                                         1,602,726               1,382,088
     Brokers, dealers and clearing organizations                          41,990                  22,268
     Depositors                                                          103,950                  87,550

Securities sold, not yet purchased,
     at market value                                                      35,251                  18,064

Accounts payable and accrued expenses                                    121,558                 126,119

Accrued compensation and employee benefits                               180,422                 232,993

Long-term debt                                                            46,285                  29,618
                                                                     -----------             -----------

                                                                       2,278,092               2,282,579
                                                                     -----------             -----------

Liabilities subordinated to claims
     of general creditors                                                205,600                 232,325
                                                                     -----------             -----------

Partnership capital:
     Limited partners                                                    233,228                 240,144
     Subordinated limited partners                                        82,455                  70,405
     General partners                                                    323,261                 292,541
                                                                     -----------             -----------

                                                                         638,944                 603,090

Partnership capital reserved for anticipated withdrawals                  35,772                  52,391
                                                                     -----------             -----------


         TOTAL PARTNERSHIP CAPITAL                                       674,716                 655,481
                                                                     -----------             -----------


         TOTAL LIABILITIES AND CAPITAL                               $ 3,158,408             $ 3,170,385
                                                                     ===========             ===========


The accompanying notes are an integral part of these statements.

                                   PART II


Item 8.   Financial Statements And Supplementary Data

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years Ended
                                                              -------------------------------------------
(Amounts in thousands,                                        December 31,    December 31,   December 31,
except per unit information)                                     2001            2000           1999


Net revenue:
     Commissions                                              $ 1,253,862     $ 1,414,474    $ 1,148,286

     Principal transactions                                       370,327         264,361        270,830

     Investment banking                                            24,676          29,545         20,953

     Interest and dividends                                       176,277         224,497        149,041

     Other                                                        316,855         279,083        197,724
                                                              -----------     -----------    -----------


         Total revenue                                          2,141,997       2,211,960      1,786,834


     Interest expense                                              66,468          87,662         58,435
                                                              -----------     -----------    -----------
         Net revenue                                            2,075,529       2,124,298      1,728,399
                                                              -----------     -----------    -----------

Operating expenses:
     Compensation and benefits                                  1,200,225       1,237,458      1,024,323

     Communications and data processing                           233,224         211,255        176,943

     Occupancy and equipment                                      211,387         182,661        134,502

     Payroll and other taxes                                       74,105          67,521         54,346

     Floor brokerage and clearance fees                            14,376          17,584         12,491

     Other operating expenses                                     193,026         177,996        138,463
                                                              -----------     -----------    -----------


         Total operating expenses                               1,926,343       1,894,475      1,541,068
                                                              -----------     -----------    -----------


Net income                                                    $   149,186     $   229,823    $   187,331
                                                              ===========     ===========    ===========

Net income allocated to:
     Limited partners                                         $    22,935     $    31,440    $    26,189

     Subordinated limited partners                                 14,949          21,294         16,827

     General partners                                             111,302         177,089        144,315
                                                              -----------     -----------    -----------

                                                              $   149,186     $   229,823    $   187,331
                                                              ===========     ===========    ===========

Net income per weighted average $1,000 equivalent
partnership unit outstanding:
     Limited partners                                         $     96.89     $    179.21    $    173.81
                                                              ===========     ===========    ===========


     Subordinated limited partners                            $    181.70     $    333.92    $    325.21
                                                              ===========     ===========    ===========


Weighted average $1,000 equivalent partnership
units outstanding:
     Limited partners                                             236,696         175,436        150,670
                                                              ===========     ===========    ===========
     Subordinated limited partners                                 82,273          63,770         51,741
                                                              ===========     ===========    ===========


The accompanying notes are an integral part of these statements.

                                   PART II


Item 8.   Financial Statements And Supplementary Data


                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years Ended
                                                              -------------------------------------------
                                                              December 31,    December 31,   December 31,
(Amounts in thousands)                                            2001            2000           1999
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income                                               $  149,186       $  229,823     $  187,331
     Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                            77,237           66,643         59,356
     Changes in assets and liabilities:
     Securities purchased under agreements to resell             (80,000)          75,000         40,000
     Securities sold under agreements to repurchase              (24,969)        (163,911)       188,880
     Net receivable from customers                               348,086         (120,008)      (386,330)
     Net receivable from brokers, dealers and
       clearing organizations                                     20,260          (43,848)         8,236
     Receivable from mortgages and loans                          (1,836)         (16,222)       (13,902)
     Securities owned, net                                        39,597            9,985        (55,099)
     Other assets                                                 13,351          (87,879)       (36,194)
     Bank loans                                                 (204,635)         108,417        102,930
     Securities loaned                                            (8,365)          94,385          2,560
     Payable to depositors                                        16,400           10,298          3,100
     Accounts payable and other accrued expenses                 (57,132)          58,792         67,210
                                                              ----------       ----------     ----------
       Net cash provided by operating activities                 287,180          221,475        168,078
                                                              ----------       ----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment, property and improvements           (127,019)         (90,141)       (82,247)
                                                              ----------       ----------     ----------
       Net cash used in investing activities                    (127,019)         (90,141)       (82,247)
                                                              ----------       ----------     ----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
     Issuance of long-term debt                                   25,000                -              -
     Repayment of long-term debt                                  (8,333)          (4,922)        (7,285)
     Issuance of subordinated liabilities                              -                -         75,000
     Repayment of subordinated liabilities                       (26,725)         (26,725)       (16,225)
     Issuance of partnership interests                            12,450          114,014          8,297
     Redemption of partnership interests                          (7,316)          (4,937)        (4,453)
     Withdrawals and distributions from partnership capital     (135,085)        (174,953)      (142,365)
                                                              ----------       ----------     ----------
       Net cash used in financing activities                    (140,009)         (97,523)       (87,031)
                                                              ----------       ----------     ----------
       Net increase (decrease) in cash and cash equivalents       20,152           33,811         (1,200)

CASH AND CASH EQUIVALENTS,
     Beginning of year                                           176,356          142,545        143,745
     End of year                                              $  196,508       $  176,356     $  142,545
                                                              ==========       ==========     ==========
     Cash paid for interest                                   $   67,523       $   87,479     $   55,795




The accompanying notes are an integral part of these statements.

                                   PART II


Item 8.   Financial Statements And Supplementary Data

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                               YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            Subordinated
                                            Limited           Limited          General
                                          Partnership       Partnership      Partnership
(Amounts in thousands)                      Capital           Capital          Capital         Total


Balance, December 31, 1998                 $  152,732        $   44,896      $  204,734     $   402,362

Issuance of partnership interests                   -             8,297               -           8,297
Redemption of partnership interests            (3,723)             (730)              -          (4,453)
Net income                                     26,189            16,827         144,315         187,331
Withdrawals and distributions                 (10,278)          (11,805)        (79,920)       (102,003)
Reserved for anticipated withdrawals          (15,911)           (5,022)        (25,464)        (46,397)
                                           ----------        ----------      ----------     -----------

Balance, December 31, 1999                    149,009            52,463         243,665         445,137

Issuance of partnership interests              95,572            18,442               -         114,014
Redemption of partnership interests            (4,437)             (500)              -          (4,937)
Net Income                                     31,440            21,294         177,089         229,823
Withdrawals and distributions                 (10,867)          (15,496)       (102,193)       (128,556)
Reserved for anticipated withdrawals          (20,573)           (5,798)        (26,020)        (52,391)
                                           ----------        ----------      ----------     -----------

Balance, December 31, 2000                    240,144            70,405         292,541         603,090

Issuance of partnership interests                   -            12,450               -          12,450
Redemption of partnership interests            (6,916)             (400)              -          (7,316)
Net Income                                     22,935            14,949         111,302         149,186
Withdrawals and distributions                  (8,445)          (10,750)        (63,499)        (82,694)
Reserved for anticipated withdrawals          (14,490)           (4,199)        (17,083)        (35,772)
                                           ----------        ----------      ----------     -----------

Balance, December 31, 2001                 $  233,228        $   82,455      $  323,261     $   638,944
                                           ==========        ==========      ==========     ===========


The accompanying notes are an integral part of these statements.

                                   PART II


Item 8.   Financial Statements And Supplementary Data


                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               (Amounts in thousands, except per unit information)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. The Partnership derives its revenues from the sale of listed and unlisted securities, and insurance products, investment banking, principal transactions, and is a distributor of mutual fund shares. The Partnership conducts business throughout the United States, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.

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

                                   PART II


Item 8.   Financial Statements And Supplementary Data

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

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of five to seven years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value.

SEGREGATED CASH. Cash of $51 was segregated in a special reserve bank account for the benefit of customers as of December 31, 2001 and 2000, under rule 15c3-3 of the Securities and Exchange Commission.

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

                                   PART II


Item 8.   Financial Statements And Supplementary Data

NOTE 3 -  RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
          AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                               2001                    2000

                                                            ---------               ---------

Receivable from clearing organizations                      $  50,849               $  27,070
Securities failed to deliver                                   17,385                  11,921
Dividends receivable                                            7,843                  40,026
Deposits paid for securities borrowed                           2,331                     235
Other                                                           1,680                   1,374
                                                            ---------               ---------
Total receivable from brokers, dealers
  and clearing organizations                                $  80,088               $  80,626
                                                            =========               =========

Securities failed to receive                                $  32,071               $  17,467
Other                                                           9,919                   4,801
                                                            ---------               ---------
Total payable to brokers, dealers and
  clearing organizations                                    $  41,990               $  22,268
                                                            =========               =========


Receivable from clearing organizations represents balances and deposits with United States clearing organizations and the Partnership's Canadian carrying broker. "Fails" represent the contract value of securities which have not been received or delivered by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is comprised of the Association's primarily adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

                                   PART II


Item 8.   Financial Statements And Supplementary Data


NOTE 5 - SECURITIES OWNED

Securities owned are summarized as follows (at market value):

                                                           2001                           2000
                                                --------------------------     --------------------------

                                                                Securities                    Securities
                                                                  Sold,                          Sold,
                                                 Securities      not yet        Securities      not yet
                                                   Owned        Purchased          Owned       Purchased

                                                -----------    -----------     -----------    -----------

Inventory Securities:
     Certificates of deposit                    $     4,515    $     1,553     $     6,607    $     3,927

     U.S. and Canadian government
       and U.S. agency obligations                   16,849            866          15,561          1,858

     State and municipal obligations                 58,935         24,577          62,174            233

     Corporate bonds and notes                       24,540          2,308          27,310          8,829

     Equities                                         2,833          2,810           2,660          1,879

     Collateralized Mortgage Obligations              7,368              -             704              -

     Other                                            3,832          3,137           3,244          1,338
                                                -----------    -----------     -----------    -----------

                                                $   118,872    $    35,251     $   118,260    $    18,064
                                                ===========    ===========     ===========    ===========
Investment Securities:
       U.S. government and agency
         obligations                            $   180,719                    $   203,741
                                                ===========                    ===========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. The futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $12,000 and $16,000 at December 31, 2001 and 2000, respectively.

                                   PART II


Item 8.   Financial Statements And Supplementary Data

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                                         2001                 2000

                                                                     ------------         -----------

Land                                                                 $     12,749         $    13,599

Buildings and improvements                                                211,522             170,059

Equipment, furniture and fixtures                                         487,957             401,985
                                                                     ------------         -----------


     Total equipment, property and improvements                           712,228             585,643

Accumulated depreciation and amortization                                (414,156)           (337,353)
                                                                     ------------         -----------


     Equipment, property and improvements, net                       $    298,072         $   248,290
                                                                     ============         ===========

                                   PART II


Item 8.   Financial Statements And Supplementary Data


NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2001, the Partnership had bank lines of credit aggregating $1,195,000 of which $1,145,000 were through uncommitted facilities. Actual borrowing availability is primarily based on the value of securities owned and customers' margin securities. At December 31, 2001, collateral with a market value of $1,487,000 was available to support secured bank loans of EDJ. Total bank loans outstanding under these lines were $0 and $204,000 as of December 31, 2001 and 2000, respectively. Additionally, the Association had loans from The Federal Home Loan Bank of $13,679 and $14,314 as of December 31, 2001 and 2000, respectively, which are secured by mortgage loans. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate (weighted average rate of 5.8% and 7.1% at December 31, 2001 and 2000, respectively) based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $272,000, $413,000 and $148,000 and the average interest rate was 4.6%, 7.0%, and 5.9% for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors are comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                                  2001                 2000

                                                                               ---------             ---------

Note payable, interest paid quarterly at a variable rate (3.67% at
     December 31, 2001) based on LIBOR plus applicable margin, due in annual installments ranging from $4,000 to $6,000, with a final
     installment on September 1, 2006.                                         $  25,000             $       -

Note payable, secured by equipment, interest paid monthly at a variable rate
     (8.22% at December 31, 2000) based on LIBOR plus applicable margin,
     with a final installment on July 30, 2001.                                        -                 3,000

Notes payable, secured by real estate, fixed rates of 8.23% and 6.82%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                   15,461                17,296

Notes payable, secured by real estate, fixed rates of 8.72% and 6.52%, principal and interest due in monthly installments,
     with a final installment on June 5, 2003.                                     5,824                 9,322
                                                                               ---------             ---------

                                                                               $  46,285             $  29,618
                                                                               =========             =========

                                   PART II


Item 8.   Financial Statements And Supplementary Data


Scheduled annual principal payments, as of December 31, 2001, are as follows:

                                                    Principal
             Year                                    Payment
          ----------                               -----------

          2002                                     $     9,776
          2003                                           9,154
          2004                                           7,299
          2005                                           7,480
          2006                                           8,676
          Thereafter                                     3,900
                                                   -----------

                                                   $    46,285
                                                   ===========


The real estate debt of $21,285 at December 31, 2001 is collateralized by land and buildings with a carrying value of $35,000 at December 31, 2001. Certain agreements contain restrictions that among other things, require maintenance of a fixed charge coverage ratio and minimum net capital. The carrying amounts of the long-term debt approximate their fair value as of December 31, 2001 and 2000.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:


                                                                                 2001                  2000
                                                                             -----------           -----------


Capital notes, 8.18%, due in annual installments of $10,500,
     with a final installment on September 1, 2008.                          $    73,500           $    84,000

Capital notes, 7.95%, due in annual installments  of $10,225,
     with a final installment of $10,200 on April 15, 2006.                       51,100                61,325

Capital notes, 8.96%, due in annual installments of $6,000,
     with a final installment on May 1, 2002.                                      6,000                12,000

Capital notes, with rates ranging from 7.51% to 7.79%, due in annual installments ranging from $3,700 to $25,000, commencing on August 15,
     2005, with a final installment of $3,700 on August 15, 2011.                 75,000                75,000
                                                                             -----------           -----------

                                                                             $   205,600           $   232,325
                                                                             ===========           ===========

                                   PART II


Item 8.   Financial Statements And Supplementary Data


Required annual principal payments, as of December 31, 2001, are as follows:

                                                    Principal
             Year                                    Payment
          ----------                               -----------

          2002                                     $    26,725
          2003                                          20,725
          2004                                          20,725
          2005                                          43,225
          2006                                          45,700
          Thereafter                                    48,500
                                                   -----------

                                                   $   205,600
                                                   ===========



The capital note agreements contain restrictions that among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 2001, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $300,000 and Net Capital as computed in accordance with the uniform Net Capital rule of 5% of aggregate debit items "as defined," or $91,922 (see Note 12).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $213,000 and $247,000 as of December 31, 2001 and 2000, respectively.

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 233,228 and 240,144 $1,000 units at December 31, 2001 and 2000, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $17,754, $13,423 and $11,300, for the years ended December 31, 2001, 2000 and 1999, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 82,455 and 70,405 $1,000 units at December 31, 2001 and 2000, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Under the Partnership agreement, a withdrawing limited partner's capital is payable in three equal annual installments; a withdrawing subordinated limited or general partner's capital is payable in four equal annual installments. The repayments of withdrawing limited, subordinated limited and general partners' capital commence at their withdrawal dates.

NOTE 12 - NET CAPITAL REQUIREMENTS

As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to

                                   PART II


Item 8.   Financial Statements And Supplementary Data

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

At December 31, 2001, EDJ's Net Capital of $395,001 was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $358,232. Net Capital as a percentage of aggregate debits after anticipated withdrawals was also 21%. Net Capital and the related capital percentage may fluctuate on a daily basis.

The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2001.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $36,000, $58,000 and $47,000 were provided by the Partnership for its contributions to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 14 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense was $162,200, $136,500 and $105,300 for the years ended December 31, 2001,
2000 and 1999, respectively.

The Partnership's noncancelable lease commitments greater than one year, and its contingent residual payments, as of December 31, 2001, are summarized below:

                                                            Contingent
                                    Rental                   Residual
             Year                Commitments                 Payments
          ----------            -------------             -------------

          2002                  $     115,800             $      18,200
          2003                         73,500                         -
          2004                         54,500                         -
          2005                         34,200                         -
          2006                         19,200                    27,500
          Thereafter                  140,700                         -

Included in the Partnership's operating lease commitments and contingent residual payments are synthetic lease agreements for two buildings, one in Tempe, Arizona, and one building being constructed in St. Louis, Missouri. The lessor of the buildings, along with a group of financial institutions, has committed to fund the construction of the facilities. The total cost of the facilities covered by these leases is estimated to be $62,400, of which $52,700 has been incurred by the lessor as of December 31, 2001. The synthetic leases have initial terms of five years, with renewal options for two additional terms of up to

                                   PART II


Item 8.   Financial Statements And Supplementary Data

five years by either the lessor or the Partnership, subject to the approval of the other party. The Partnership may, at its option, purchase the buildings during or at the end of the terms of the leases at approximately the amount expended to construct the facilities. If the Partnership does not exercise the purchase option by or at the end of the lease, the Partnership may be obligated to pay up to $27,500 of the building's cost as determined at the lease inception date for the Tempe, Arizona, facility ("contingent residual payment"). Additionally, should the Partnership terminate its obligation during the construction phase of the St. Louis, Missouri, facility, it has a commitment to pay up to $18,200 of construction costs incurred as of December 31, 2001.

EDJ has an equipment acquisition agreement with a financial institution. Under terms of the agreement, equipment is purchased by the lessor and the financial institution is obligated to lease the equipment to EDJ. The amount outstanding under the agreement at December 31, 2001, is $10,500, which is not included in the operating lease commitment table above.

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

NOTE 16 - QUARTERLY INFORMATION
(Unaudited)
                                                                 Quarters Ended
                                        -----------------------------------------------------------------

                                          March 31,       June 30,         September 29,     December 31,
                                        -----------       --------         -------------     ------------
2000
Total revenue                           $   577,879     $   566,932         $   531,864       $   535,285
Net income                                   68,537          63,228              50,591            47,467

Net income per weighted average
  $1,000 equivalent partnership
  unit outstanding:
     Limited partners                   $     53.39     $     49.28         $     39.61       $     36.93
     Subordinated limited partners           108.51           95.22               70.20             59.99

                                         March 30,        June 29,         September 28,     December 31,
                                        -----------       --------         -------------     ------------

2001
Total revenue                           $   529,032     $   538,817         $   528,467       $   545,681
Net income                                   37,786          40,703              33,938            36,759

Net income per weighted average
  $1,000 equivalent partnership
  unit outstanding:
     Limited partners                   $     24.54     $     26.44         $     22.04       $     23.87
     Subordinated limited partners            47.51           50.03               40.79             43.37

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    37

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of January 25, 2002, the Partnership was comprised of 210 general partners, 5,401 limited partners and 127 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 210 general partners.

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

Following is a listing of the names of the Executive Committee, ages, dates of becoming a general partner and area of responsibility for each as of January 25, 2002:

Name                    Age       Partner        Area of Responsibility


John W. Bachmann         63        1970          Managing Partner
Douglas E. Hill          57        1974          Product & Sales Division
Michael R. Holmes        43        1996          Human Resources
Richie L. Malone         53        1979          Information Systems
Steven Novik             52        1983          Finance & Accounting
Darryl L. Pope           62        1971          Service Division
Robert Virgil, Jr.       67        1993          Headquarters Administration



Each member of the Executive Committee has been a general partner of the Partnership for more than five preceding years, except for Robert Virgil, Jr. As of December 31, 2000, Robert Virgil, Jr. was no longer a general partner. He is a subordinated limited partner and is still a member of the Executive Committee.

John W. Bachmann is a director of AMR Corporation, Fort Worth, Texas. Robert Virgil, Jr. is a director of CPI Corp., St. Louis, Missouri.

                                  PART III


ITEM 11.  EXECUTIVE COMPENSATION

The following table identifies the compensation of the firm's Managing Partner and the four highest compensated individuals of the Partnership during the three most recent years (including respective shares of profit participation).

                                                  (1)            (2)           (3)
                                                                            Net Income
                                                              Deferred       Allocated
                                                               Compen-      to General               Total
                                  Year         Salaries        sation        Partners             (1) (2) (3)


John W. Bachmann                  2001         $200,000        $5,202       $1,014,482            $1,219,684
                                  2000          200,000         8,789        2,192,317             2,401,106
                                  1999          200,000         8,400        2,213,756             2,422,156

Douglas E. Hill                   2001          175,000         5,202        2,168,380             2,348,582
                                  2000          175,000         8,789        3,861,752             4,045,541
                                  1999          160,000         8,400        3,372,481             3,540,881

Richie L. Malone                  2001          160,000         5,202        2,096,701             2,261,903
                                  2000          160,000         8,789        3,576,640             3,745,429
                                  1999          160,000         8,400        3,137,883             3,306,283

Gary D. Reamey                    2001          135,000         5,202        2,078,682             2,218,884
                                  2000          135,000         8,789        3,307,308             3,451,097
                                  1999          135,000         8,400        2,580,572             2,723,972

James D. Weddle                   2001          160,000         5,202        1,935,325             2,100,527
                                  2000          160,000         8,789        3,259,964             3,428,753
                                  1999          160,000         8,400        2,860,236             3,028,636

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


                                  PART III


       determined by each participant's relative level of eligible earnings, including in the case of general partners, their net income participation.

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from 0.03% to 3.1% in 2001, 0.05% to 3.4% in 2000, and 0.05% to 3.8% in 1999. At the
       discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Amounts herein exclude profits retained as capital. Net income allocated to general partners excludes income required to be reinvested under the Partnership Agreement.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 159 of the general partners also own limited partnership interests and 51 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of January 25, 2002:

                                          Name of             Amount of
                                         Beneficial           Beneficial          % of
Title of Class                             Owner              Ownership          Class

Limited Partnership                     All General
Interests                               Partners as
                                        a Group             $  20,523,800           9%

Subordinated                            All General
Limited Partnership                     Partners as
Interests                               a Group             $  49,224,397          52%




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for

                                  PART III


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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                 Page No.

                                             INDEX
(a)       (1) The following financial statements are included in Part II, Item 8:

          Report of Independent Public Accountants..................................................22

          Consolidated Statements of Financial Condition as of
          December 31, 2001 and 2000................................................................23

          Consolidated Statements of Income for the years ended
          December 31, 2001, 2000 and 1999..........................................................25

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999..........................................................26

          Consolidated Statements of Changes in Partnership Capital
          for the years ended December 31, 2001, 2000 and 1999......................................27

          Notes to Consolidated Financial Statements ...............................................28

          (2) The following financial statements are included in  Schedule I:

          Parent Company Only Condensed Statements of Financial Condition as
          of December 31, 2001 and 2000.............................................................47

          Parent Company Only Condensed Statements of Income for the years ended December 31, 2001, 2000 and 1999....................................................48

          Parent Company Only Condensed Statements of Cash Flows for the
          years ended December 31, 2001, 2000 and 1999..............................................49

          Report of Independent Public Accountants..................................................50

          Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(b)       Report on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 2001.

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

(Registrant)                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                ---------------------------------------------

By (Signature and Title)                   /s/ John W. Bachmann
                                ---------------------------------------------
                                      John W. Bachmann, Managing Partner


Date                                           March 19, 2002
                                ---------------------------------------------

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


By (Signature and Title)                   /s/ John W. Bachmann
                                ---------------------------------------------
                                      John W. Bachmann, Managing Partner


Date                                           March 19, 2002
                                ---------------------------------------------



By (Signature and Title)                     /s/ Steven Novik
                                ---------------------------------------------
                                    Steven Novik, Chief Financial Officer


Date                                           March 19, 2002
                                ---------------------------------------------

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


                                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                                   FOR THE YEAR ENDED DECEMBER 31, 2001

  Exhibit
  Number         Page          Description

    3.1                        Twelfth Amended and Restated Agreement of Registered Limited
                               Liability Limited Partnership of The Jones Financial Companies,
                               L.L.L.P., dated as of June 15, 2001.

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

   10.2            *           Agreements of Lease between EDJ Leasing Company and Edward D. Jones &
                               Co., L.P., dated August 1, 1991, incorporated herein by reference to
                               Exhibit 10.18 to the Company's Annual Report or Form 10-K for the year ended September 27, 1991.

   10.3            *           Edward D. Jones & Co., L.P. Note Purchase Agreement dated as of
                               May 8, 1992, incorporated herein by reference to Exhibit 10.1 to the
                               Company's Quarterly Report on Form 10-Q for the quarter ended June 26,
                               1992.

   10.4            *           Purchase and Sale Agreement by and between EDJ Leasing Co., L.P. and the Resolution Trust Corporation incorporated herein by reference to
                               Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

   10.5            *           Master Lease Agreement between EDJ Leasing Company and Edward D.
                               Jones & Co., L.P., dated March 9, 1993, and First Amendment to Lease dated March 9, 1994, incorporated herein by reference to the Company's
                               Quarterly Report on Form 10-Q for the quarter ended March 25, 1994.

   10.6            *           Mortgage Note and Amendment to Deed of Trust between EDJ Leasing Co.,
                               L.P. and Nationwide Insurance Company dated March 9, 1994, incorporated  herein by reference to the Company's  Quarterly Report on
                               Form 10-Q for the quarter ended March 25, 1994.



   10.7            *           Mortgage Note; Deed of Trust and Security Agreement; Assignment of
                               Leases, Rents and Profits; and Subordination and Attornment Agreement
                               between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated
                               April 6, 1994, incorporated by reference to exhibit 10.1 to the
                               Company's Quarterly Report on Form 10-Q for the quarter ended March 25,
                               1994.

   10.8            *           Note Purchase Agreement by Edward D. Jones & Co., L.P., for
                               $92,000,000 aggregate principal amount of 7.95% subordinated capital notes due April 15, 2006, incorporated herein by reference to Exhibit 10.1 to the
                               Company's Quarterly Report on Form 10-Q for the quarter ended June 24,
                               1994.

   10.9            *           Master Lease Agreement and Addendum by and between Edward D. Jones &
                               Co., L.P. and General Electric Capital Corporated dated April 21, 1994, incorporated herein by reference to Exhibit 10.3 to the Company's
                               Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

   10.10           *           Equipment Lease by and between Edward D. Jones & Co., L.P., and EDJ
                               Leasing Co., L.P. dated April 1, 1994, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                               June 24, 1994.

   10.11           *           Agreement and Plan of Acquisition between The Jones Financial
                               Companies and Boone National Savings and Loan Association, F.A.,
                               incorporated herein by reference to Exhibit 10.1 to the Company's
                               Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

   10.12           *           Loan Agreement between Edward D. Jones & Co., L.P. and Boatmen's Bank dated April 28, 1995, incorporated herein by reference to the Company's
                               Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.

   10.13           *           Mortgage Note; South Second Deed of Trust and Security Agreement
                               between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company
                               dated August 31, 1995, incorporated herein by reference to the Company's
                               Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

   10.14           *           Mortgage Note; North Second Deed of Trust and Security  Agreement
                               between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company dated
                               August 31, 1995, incorporated herein by reference to the Company's
                               Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

   10.15           *           Note Purchase Agreement by Edward D. Jones & Co., L.P. for $94,500,000
                               aggregate principal amount of 8.18% subordinated capital notes due
                               September 1, 2008, incorporated herein by



                               reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.

   10.16           *           Note Purchase Agreement by Edward D. Jones & Co., L.P. for
                               $75,000,000 aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due September 15, 2011, incorporated herein by reference to the Company's Quarterly Report on
                               Form 10-Q for the quarter ended September 24, 1999.

   10.17                       Lease between Eckelkamp Office Center South, L.L.C., a Missouri
                               Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P.,
                               a Missouri Limited Partnership, as Tenant, dated February 3, 2000.

   10.18                       Master Agreement dated as of November 30, 2000 among Edward D. Jones
                               & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic
                               Financial Group, Ltd., (registered to do business in Arizona as AFG
                               Equity, Limited Partnership) as Lessor, Suntrust Bank and Certain
                               Financial Institutions Parties Hereto, as Lenders, and Suntrust Bank as
                               agent, and joined in by the The Jones Financial Companies, L.L.L.P.

   10.19                       Master Lease Agreement dated as of November 30, 2000 between Atlantic
                               Financial Group, Ltd. (registered to do business in Arizona as AFG
                               Equity, Limited Partnership), as Lessor, and Edward D. Jones & Co.,
                               L.P., as Lessee.

   10.20                       Master Lease Agreement between Edward D. Jones & Co., L.P. and Fleet
                               Capital Corporation dated as of August 22, 2001.

   10.21                       Credit Agreement dated as of August 27, 2001 between EDJ Leasing Co., L.P.
                               and Soust Bank.

   10.22                       Master Lease Agreement between EDJ Leasing Co., L.P. and Edward D.
                               Jones & Co., L.P. dated August 27, 2001.

   10.23                       Master Agreement dated as of September 18, 2001 among Edward D. Jones
                               & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic
                               Financial Group, Ltd., (registered to do business in Missouri as
                               Atlantic Financial Group, L.P.) as Lessor, Suntrust Bank and Certain
                               Financial Institutions Parties Hereto, as Lenders, and Suntrust Bank, as
                               Agent and joined in by The Jones Financial Companies, L.L.L.P.

   10.24                       Master Lease Agreement dated as of September 18, 2001 between
                               Atlantic Financial Group, Ltd. (registered to do business in Missouri as
                               Atlantic Financial Group, L.P.), as Lessor, and Edward D. Jones & Co.,
                               L.P., as Lessee.

   23.1                        Consent of Independent Public Accountants, filed herewith.

   25              *           Delegation of Power of Attorney to Managing Partner contained within
                               Exhibit 3.1

* Incorporated by reference to previously filed exhibits.

                                                                             Schedule I

                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                        December 31,        December 31,
(Amounts in thousands)                                     2001                2000


ASSETS:

Cash and cash equivalents                               $     3,678         $       137

Investment in subsidiaries                                  667,352             654,592

Other assets                                                  5,256               6,030
                                                        -----------         -----------


         TOTAL ASSETS                                   $   676,286         $   660,759
                                                        ===========         ===========


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
     and accrued expenses                               $     1,570         $     5,278
                                                        -----------         -----------


         TOTAL LIABILITIES                              $     1,570               5,278

         TOTAL PARTNERSHIP CAPITAL                          674,716             655,481
                                                        -----------         -----------


         TOTAL LIABILITIES AND CAPITAL                  $   676,286         $   660,759
                                                        ===========         ===========

These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                  Schedule I (continued)

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                           (PARENT COMPANY ONLY)

                                      CONDENSED STATEMENTS OF INCOME
                                                                              Years Ended
                                                            ---------------------------------------------
                                                            December 31,      December 31,   December 31,
(Amounts in thousands)                                          2001              2000           1999


NET REVENUE:

     Subsidiary earnings                                    $   147,835       $   226,225    $   185,598

     Management fee income                                       32,876            27,905         24,028

     Other                                                          495             2,032            351
                                                            -----------       -----------    -----------

         Total revenue                                          181,206           256,162        209,977
                                                            -----------       -----------    -----------


     Interest expense                                            17,800            13,501         11,414
                                                            -----------       -----------    -----------



         Net revenue                                            163,406           242,661        198,563
                                                            -----------       -----------    -----------
OPERATING EXPENSES:

     Compensation and benefits                                   14,099            12,584         11,057

     Payroll and other taxes                                         73                84            123

     Other operating expenses                                        48               170             52
                                                            -----------       -----------    -----------


         Total operating expenses                                14,220            12,838         11,232
                                                            -----------       -----------    -----------


NET INCOME                                                  $   149,186       $   229,823    $   187,331
                                                            ===========       ===========    ===========



These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                  Schedule I (continued)

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                          (PARENT COMPANY ONLY)

                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                                              Years Ended
                                                            ---------------------------------------------
                                                            December 31,      December 31,   December 31,
(Amounts in thousands)                                          2001              2000           1999

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

     Net income                                             $   149,186       $   229,823    $   187,331
     Adjustments to reconcile net income to net cash
       provided by operating activities -
     Increase in investment in subsidiaries                     (12,760)         (168,753)       (49,109)

     (Increase) decrease in other assets and
       liabilities, net                                          (2,934)            4,356          1,803
                                                            -----------       -----------    ------------
     Net cash provided by operating activities                  133,492            65,426        140,025
                                                            -----------       -----------    ------------


CASH FLOWS USED IN FINANCING ACTIVITIES:

     Repayment of long-term debt                                      -                 -         (1,493)

     Issuance of partnership interests                           12,450           114,014          8,297

     Redemption of partnership interests                         (7,316)           (4,937)        (4,453)

     Withdrawals and distributions from
       partnership capital                                     (135,085)         (174,953)      (142,365)
                                                            -----------       -----------    ------------


     Net cash used in financing activities                     (129,951)          (65,876)      (140,014)
                                                            ------------      -----------    ------------

     Net increase (decrease) in cash and
       cash equivalents                                           3,541              (450)            11


CASH AND CASH EQUIVALENTS,

     Beginning of year                                              137               587            576
                                                            ------------      -----------    ------------


     End of year                                            $     3,678       $       137    $       587
                                                            ===========       ===========    ===========




These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Jones Financial Companies, L.L.L.P. Form 10-K for the year ended December 31, 2001, and have issued our report thereon dated February 22, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule I listed in the index to Item 14 on Form 10-K for the year ended December 31, 2001, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule I has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




St. Louis, Missouri,
February 22, 2002