Form 10-Q
period 2002-03-29
JONES FINANCIAL COMPANIES LP LLP
filed 2002-05-13
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 29, 2002    Commission file number 0-16633


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           MISSOURI                                           43-1450818
-------------------------------------------------------------------------------
           (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)                  Identification No.)

           12555 Manchester Road
           St. Louis, Missouri                                    63131
-------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code              (314) 515-2000
                                                               ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.     YES    X       NO
                                                        ------       ------




                 As of the filing date, there are no voting
            securities held by non-affiliates of the Registrant.

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                                 INDEX


                                                                                                  Page
                                                                                                Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition..........................................3
           Consolidated Statements of Income ......................................................5
           Consolidated Statements of Cash Flows...................................................6
           Consolidated Statements of Changes in Partnership Capital...............................7
           Notes to Consolidated Financial Statements..............................................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................15



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................16

Item 6.    Exhibits and Reports on Form 8-K .......................................................16


           Signatures..............................................................................17

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS

                                                                            (Unaudited)
                                                                             March 29,               December 31,
(Amounts in thousands)                                                         2002                      2001
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                $       167,947           $        196,508
Securities purchased under agreements to resell                                        -                     80,000

Receivable from:
     Customers                                                                 1,942,393                  1,881,021
     Brokers, dealers and clearing organizations                                  85,745                     80,088
     Mortgages and loans                                                          98,850                    100,782

Securities owned, at market value:
     Inventory securities                                                        180,394                    118,872
     Investment securities                                                       166,595                    180,719

Equipment, property and improvements                                             297,803                    298,072

Other assets                                                                     216,223                    222,346
                                                                         ---------------           ----------------

     Total assets                                                        $     3,155,950           $      3,158,408
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





                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        LIABILITIES AND PARTNERSHIP CAPITAL

                                                                           (Unaudited)
                                                                             March 29,               December 31,
(Amounts in thousands)                                                         2002                      2001
-------------------------------------------------------------------------------------------------------------------
Bank loans                                                               $       270,080           $         13,679

Securities loaned                                                                135,927                    132,231

Payable to:
     Customers                                                                 1,364,706                  1,602,726
     Brokers, dealers and clearing organizations                                  27,751                     41,990
     Depositors                                                                  105,031                    103,950

Securities sold, not yet purchased, at market value                               19,080                     35,251

Accounts payable and accrued expenses                                            115,866                    121,558

Accrued compensation and employee benefits                                       176,347                    180,422

Long-term debt                                                                    44,885                     46,285
                                                                         ---------------           ----------------

                                                                               2,259,673                  2,278,092
                                                                         ---------------           ----------------

Liabilities subordinated to claims of general creditors                          205,600                    205,600
                                                                         ---------------           ----------------

Partnership capital                                                              658,896                    638,944

Partnership capital reserved for anticipated withdrawals                          31,781                     35,772
                                                                         ---------------           ----------------

     Total partnership capital                                                   690,677                    674,716
                                                                         ---------------           ----------------

     Total liabilities and partnership capital                           $     3,155,950           $      3,158,408
                                                                         ===============           ================





===================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                     Three Months Ended
(Amounts in thousands,                                                         March 29,                  March 30,
except per unit information)                                                     2002                       2001
-------------------------------------------------------------------------------------------------------------------
Net revenue:
   Commissions                                                           $       342,023           $        329,743
   Principal transactions                                                        102,294                     70,240
   Investment banking                                                              5,223                      3,467
   Interest and dividends                                                         32,302                     50,052
   Other                                                                          92,019                     75,530
                                                                         ---------------           ----------------

       Total revenue                                                             573,861                    529,032
   Interest expense                                                               12,700                     18,272
                                                                         ---------------           ----------------
       Net revenue                                                               561,161                    510,760
                                                                         ---------------           ----------------

Operating expenses:
   Compensation and benefits                                                     324,678                    292,618
   Communications and data processing                                             65,349                     53,477
   Occupancy and equipment                                                        53,822                     50,057
   Payroll and other taxes                                                        25,490                     24,262
   Advertising                                                                    10,806                     11,110
   Floor brokerage and clearance fees                                              3,746                      3,958
   Other operating expenses                                                       35,641                     37,492
                                                                         ---------------           ----------------
       Total operating expenses                                                  519,532                    472,974
                                                                         ---------------           ----------------

   Net income                                                            $        41,629           $         37,786
                                                                         ===============           ================

Net income allocated to:
   Limited partners                                                      $         5,680           $          5,865
   Subordinated limited partners                                                   4,574                      3,889
   General partners                                                               31,375                     28,032
                                                                         ---------------           ----------------
                                                                         $        41,629           $         37,786
                                                                         ===============           ================
Net income per weighted average $1,000
  equivalent partnership unit outstanding:
   Limited partners                                                      $         24.46           $          24.54
                                                                         ===============           ================
   Subordinated limited partners                                         $         48.16           $          47.51
                                                                         ===============           ================

Weighted average $1,000 equivalent
  partnership units outstanding:
   Limited partners                                                              232,216                    238,997
                                                                         ===============           ================
   Subordinated limited partners                                                  94,975                     81,855
                                                                         ===============           ================



===================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                     Three Months Ended
                                                                               March 29,                  March 30,
(Amounts in thousands)                                                           2002                       2001
---------------------------------------------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities:
     Net income                                                          $        41,629           $         37,786
     Adjustments to reconcile net income to
           net cash provided by operating activities:
         Depreciation and amortization                                            21,146                     16,483
     Changes in assets and liabilities:
         Securities purchased under agreements to resell                          80,000                          -
         Securities  sold under agreement to repurchase                                -                    (24,969)
         Net receivable from customers                                          (299,392)                     7,593
         Net receivable from brokers, dealers
           and clearing organizations                                            (19,896)                    15,735
         Receivable from mortgages and loans                                       1,932                     (1,078)
         Securities owned, net                                                   (63,569)                    24,841
         Other assets                                                              6,123                     15,819
         Bank loans                                                              256,401                     13,964
         Securities loaned                                                         3,696                     (8,438)
         Payables to depositors                                                    1,081                      4,276
         Accounts payable and accrued expenses                                    (9,767)                   (63,905)
                                                                         ---------------           ----------------
     Net cash provided by operating activities                                    19,384                     38,107
                                                                         ---------------           ----------------

Cash Flows Used in Investing Activities:
     Net purchase of equipment, property and improvements                        (20,877)                   (16,868)
                                                                         ---------------           ----------------
     Net cash used in investing activities                                       (20,877)                   (16,868)
                                                                         ---------------           ----------------

Cash Flows Used in Financing Activities:
     Repayment of long-term debt                                                  (1,400)                    (1,293)
     Issuance of partnership interests                                            13,124                     11,450
     Redemption of partnership interests                                          (1,831)                    (1,464)
     Withdrawals and distributions from
           partnership capital                                                   (36,961)                   (53,436)
                                                                         ---------------           ----------------
     Net cash used in financing activities                                       (27,068)                   (44,743)
                                                                         ---------------           ----------------

     Net decrease in cash and cash equivalents                                   (28,561)                   (23,504)
Cash and Cash Equivalents, beginning of period                                   196,508                    176,356
                                                                         ---------------           ----------------

Cash and Cash Equivalents, end of period                                         167,947                    152,852
                                                                         ---------------           ----------------

Cash paid for interest                                                   $        13,838           $         19,611
                                                                         ===============           ================




The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                THREE MONTHS ENDED MARCH 29, 2002 AND MARCH 30, 2001
                                                    (Unaudited)


                                                                 Subordinated
                                                     Limited          limited           General
                                                 partnership      partnership       partnership
(Amounts in thousands)                               capital          capital           capital               Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     $     240,144    $      70,405     $     292,541    $        603,090

Net income                                             5,865            3,889            28,032              37,786

Issuance of partnership interests                          -           11,450                 -              11,450

Redemption of partnership interests                   (1,464)               -                 -              (1,464)

Withdrawals and distributions                             (7)            (136)             (902)             (1,045)

Reserved for anticipated withdrawals                  (5,858)          (3,753)          (19,393)            (29,004)
                                               -------------    -------------     -------------    ----------------

Balance, March 30, 2001                        $     238,680    $      81,855     $     300,278    $        620,813
                                               =============    =============     =============    ================


Balance, December 31, 2001                     $     233,228    $      82,455     $     323,261    $        638,944

Net income                                             5,680            4,574            31,375              41,629

Issuance of partnership interests                          -           13,124                 -              13,124

Redemption of partnership interests                   (1,295)            (536)                -              (1,831)

Withdrawals and distributions                             (3)            (160)           (1,026)             (1,189)

Reserved for anticipated withdrawals                  (5,677)          (4,414)          (21,690)            (31,781)
                                               -------------    -------------     -------------    ----------------

Balance, March 29, 2002                        $     231,933    $      95,043     $     331,920    $        658,896
                                               =============    =============     =============    ================




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

         The results of operations for the three months ended March 29, 2002 and March 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

         At March 29, 2002, EDJ's Net Capital of $391.3 million was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $353.5 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 19%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including Boone National Savings and Loan Association, F.A. (the "Association") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of March 29, 2002.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

                    QUARTER ENDED MARCH 29, 2002, VERSUS

                        QUARTER ENDED MARCH 30, 2001

RESULTS OF OPERATIONS

         For the first three months of 2002, net revenue increased 10% ($50.4 million) to $561.2 million, and net income increased 10% ($3.8 million) to $41.6 million. The increase in net revenue and net income is due primarily to higher trade revenue from increased customer activity and a shift in product mix to higher margin products. These positive factors were partially offset by increased operating expenses as the firm expands its operations.

         The Partnership classifies its revenues between trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenues, net of interest expense). Trade revenue comprised 67% of net revenue for the first quarter of 2002, up from 65% in 2001. Conversely net fee revenue sources, such as service fees, management fees, IRA fees and interest income, were 33% of total revenue for the first quarter of 2002, down from 35% in 2001. The shift in mix is due primarily to higher customer activity in the first quarter of 2002.

         Trade revenue increased 13% ($43.5 million) during the first quarter of 2002 due to an increase in customer dollars invested and to higher gross margins. Total customer dollars invested were $13.6 billion during the first quarter of 2002, a 7% ($0.9 billion) increase from the comparable prior year period. The firm's gross margin earned on each $1,000 invested increased to $26.90 in the first three months of 2002 from $25.50 in the first three months of 2001. Year over year, the composition of the product mix shifted from individual equities, which have the lowest margins, to fixed income and mutual fund products.

         Net fee revenues (fee revenues less interest expense) increased 4% ($6.9 million) for the quarter ended March 29, 2002. Service fees increased 2% ($1.8 million) due to growth in the value of customer assets under guidance. Management, retirement and other fee revenue sources increased 23% ($17.3 million) due primarily to growth in revenue from sub-transfer agent accounting services, revenue sharing agreements with mutual funds and insurance companies, and retirement fees. Net interest income decreased 38% ($12.2 million) year over year due primarily to the impact of rate reductions during 2001. Interest from customer loans outstanding decreased 41% ($18.2 million) as the average rate earned on

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

customer balances decreased to approximately 5.7% during the first quarter of 2002 from approximately 9.4% during the first quarter of 2001. In addition, average customer loans were lower in the current quarter, decreasing 1% to $1.905 billion in the first quarter of 2002 compared to $1.920 billion during the first quarter of 2001.

         Focusing on changes in major revenue categories, commissions revenue, including service fees, increased 4% ($12.3 million) during the first quarter of 2002, due to higher customer volume. Mutual fund commissions increased 12% ($23.2 million) and insurance commissions increased 9% ($4.7 million). Listed and over-the-counter (OTC) agency commissions decreased 19% ($15.7 million).

         Principal transactions revenue increased 46% ($32.1 million) during the first quarter of 2002. The increase is primarily attributable to an increase in municipal ($19.5 million) and government ($16.2 million) bonds, partially offset by a decrease in corporate bonds ($7.1 million).

         Other revenue, comprised of various fee revenue sources, increased 22% ($16.5 million) for the first quarter of 2002. Revenue received from money market, sub-transfer agent accounting services and mutual fund and insurance products increased 18% ($10.5 million). Additionally, the number of retirement accounts increased, resulting in custodial fee revenue growth of 28% ($2.9 million).

         Operating expenses increased 10% ($46.6 million) to $519.5 million during the quarter ended March 29, 2002. Compensation and benefits costs increased 11% ($32.1 million). Sales compensation increased 13% ($21.0 million) for the quarter due to increased revenue. Payroll expense increased 15% ($13.5 million) for existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. The Partnership added 992 IRs (13%) since March 30, 2001, ending the quarter with 8,645.

         Communications and data processing expenses increased 22% ($11.9 million). Underlying the increase in communications and data processing expenses is the opening in November 2001 of the firm's regional headquarters in Tempe, Arizona, containing a state of the art second data center. Occupancy and equipment expenses increased 8% ($3.8 million). The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase its number of IRs, locations and customers.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at March 29, 2002, excluding the reserve for anticipated withdrawals, was $658.9 million, compared to $638.9 million at December 31, 2001. Equity capital has increased primarily due to an increase in Subordinated Limited Partner capital ($12.6 million) and the retention of General Partner earnings ($8.7 million).

         At March 29, 2002, the Partnership had $167.9 million in cash and cash equivalents. Lines of credit are in place aggregating $1.19 billion ($1.14 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. Total bank loans outstanding under these lines was $256.0 million at March 29, 2002. The Partnership also participates in securities loaned transactions, under which it receives collateral in the from of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $135.9 million at March 29, 2002, for which the Partnership received cash collateral.

         A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit, securities loaned and other payables. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes.

         The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the quarter ended March 29, 2002, other than bank loans outstanding discussed above.

         For the three months ended March 29, 2002, cash and cash equivalents decreased $28.6 million. Cash provided by operating activities was $19.4 million. Sources include a reduction of securities purchased under agreements to resell ($80.0 million) and an increase in short-term bank loans ($256.4 million). These sources were partially offset by an increase in the net receivable from customers ($299.4 million).

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cash used in investing activities consisted of $20.9 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash used in financing activities was $27.1 million consisting primarily of partnership withdrawals ($37.0 million) partially offset by issuance, net of withdrawals, of Subordinated Limited Partner interests ($12.6 million).

         As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 29, 2002, EDJ's Net Capital of $391.3 million was 21% of aggregate debit items and its Net Capital in excess of the minimum required was $353.5 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 19%. Net Capital and the related capital percentage may fluctuate on a daily basis. The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of March 29, 2002.

CRITICAL ACCOUNTING POLICIES

         The Partnership's financial statements are prepared in accordance with the accounting principles generally accepted in the United States, which may require judgement and involve estimation processes to determine its net assets and which affect its results of operations. For a discussion of the Partnership's accounting policies that may involve a higher degree of judgement and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in Form 10-K.

         There were no material changes in the Partnership's overall financial condition during the three months ended March 29, 2002, compared with the three months ended March 30, 2001. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash. Securities inventories are carried at market value and are readily marketable. Customer margin

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

                        Part I. FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the firm's risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. The Partnership maintains receivables from customers, and payable to customers, and inventory securities. The Partnership earns interest on customer margin account balances and pays interest on certain credit balances in customer accounts.

         There were no changes in the Partnership's exposure to interest rate risk during the quarter ended March 29, 2002, that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated: May 13, 2002                                   /s/  Steven Novik
                                                      -----------------------
                                                      Steven Novik
                                                      Chief Financial Officer