Form 10-Q
period 2002-06-28
JONES FINANCIAL COMPANIES LP LLP
filed 2002-08-12
CIK 815917

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period ended JUNE 28, 2002   Commission file number 0-16633


                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   MISSOURI                                                43-1450818
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                        Identification No.)

   12555 Manchester Road
   St. Louis, Missouri                                     63131
-------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         (314) 515-2000
                                                         ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X      NO
                                                   -----       -----




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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........16



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................17

Item 6.    Exhibits and Reports on Form 8-K .................................17


           Signatures........................................................18

                                    Part I. FINANCIAL INFORMATION

Item 1. Financial Statements




                               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               ASSETS

                                                                (Unaudited)
                                                                  June 28,              December 31,
(Amounts in thousands)                                              2002                    2001
----------------------------------------------------------------------------------------------------
Cash and cash equivalents                                      $     149,064           $     196,508
Securities purchased under agreements to resell                        6,000                  80,000

Receivable from:
     Customers                                                     2,002,848               1,881,021
     Brokers, dealers and clearing organizations                      81,157                  80,088
     Mortgages and loans                                             100,539                 100,782

Securities owned, at market value:
     Inventory securities                                            172,184                 118,872
     Investment securities                                           170,733                 180,719

Equipment, property and improvements                                 304,550                 298,072

Other assets                                                         213,923                 222,346
                                                               -------------           -------------

     Total assets                                              $   3,200,998           $   3,158,408
                                                               =============           =============





====================================================================================================

The accompanying notes are an integral part of these financial statements.

                                    Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 LIABILITIES AND PARTNERSHIP CAPITAL

                                                                 (Unaudited)
                                                                   June 28,              December 31,
(Amounts in thousands)                                               2002                    2001
-----------------------------------------------------------------------------------------------------
Bank loans                                                      $      14,006           $      13,679

Securities loaned                                                     134,791                 132,231

Payable to:
     Customers                                                      1,412,010               1,602,726
     Brokers, dealers and clearing organizations                       26,636                  41,990
     Depositors                                                       102,784                 103,950

Securities sold, not yet purchased, at market value                    22,378                  35,251

Accounts payable and accrued expenses                                 132,624                 121,558

Accrued compensation and employee benefits                            168,255                 180,422

Long-term debt                                                         56,556                  46,285
                                                                -------------           -------------

                                                                    2,070,040               2,278,092
                                                                -------------           -------------

Liabilities subordinated to claims of general creditors               439,375                 205,600
                                                                -------------           -------------

Partnership capital                                                   668,509                 638,944

Partnership capital reserved for anticipated withdrawals               23,074                  35,772
                                                                -------------           -------------

     Total partnership capital                                        691,583                 674,716
                                                                -------------           -------------

     Total liabilities and partnership capital                  $   3,200,998           $   3,158,408
                                                                =============           =============



=====================================================================================================

The accompanying notes are an integral part of these financial statements.

                                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                 (Unaudited)
                             (Amounts in thousands, except per unit information)

                                                     Three Months Ended                Six Months Ended
                                                   June 28,      June 29,          June 28,        June 29,
                                                     2002          2001              2002            2001
                                                 ----------    -----------    -------------    -------------
Net Revenue
   Commissions                                   $  364,089    $   314,905    $     706,112    $     644,648
   Principal transactions                           107,023         91,303          209,317          161,543
   Investment banking                                 9,668          6,180           14,891            9,647
   Interest and dividends                            35,732         46,118           68,034           96,170
   Other                                             97,956         80,311          189,975          155,841
                                                 ----------    -----------    -------------    -------------
       Total revenue                                614,468        538,817        1,188,329        1,067,849
   Interest expense                                  14,075         17,247           26,775           35,519
                                                 ----------    -----------    -------------    -------------
       Net revenue                                  600,393        521,570        1,161,554        1,032,330
                                                 ----------    -----------    -------------    -------------

Operating expenses:
   Compensation and benefits                        354,717        301,037          679,395          593,655
   Communications and data processing                66,931         55,588          132,280          109,065
   Occupancy and equipment                           53,004         51,439          106,826          101,496
   Payroll and other taxes                           22,465         19,919           47,955           44,181
   Floor brokerage and clearance fees                 4,032          3,746            7,778            7,704
   Advertising                                       11,010         11,105           21,816           22,215
   Other operating expenses                          38,139         38,033           73,780           75,525
                                                 ----------    -----------    -------------    -------------
       Total operating expenses                     550,298        480,867        1,069,830          953,841
                                                 ----------    -----------    -------------    -------------

   Net income                                    $   50,095    $    40,703    $      91,724    $      78,489
                                                 ==========    ===========    =============    =============

Net income allocated to:
   Limited partners                              $    6,817    $     6,283    $      12,497    $      12,148
   Subordinated limited partners                      5,372          4,096            9,946            7,985
   General partners                                  37,906         30,324           69,281           58,356
                                                 ----------    -----------    -------------    -------------
                                                 $   50,095    $    40,703    $      91,724    $      78,489
                                                 ==========    ===========    =============    =============

Net income per weighted average $1,000
  equivalent partnership unit outstanding:
   Limited partners                              $    29.45    $     26.44    $       53.91    $       50.98
                                                 ==========    ===========    =============    =============
   Subordinated limited partners                 $    56.53    $     50.03    $      104.69    $       97.54
                                                 ==========    ===========    =============    =============

Weighted average $1,000 equivalent
  partnership unit outstanding:
   Limited partners                                 231,477        237,633          231,812          238,290
                                                 ==========    ===========    =============    =============
   Subordinated limited partners                     95,029         81,855           95,004           81,855
                                                 ==========    ===========    =============    =============


The accompanying notes are an integral part of these financial statements.

                                     Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                           Six Months Ended
                                                                    June 28,               June 29,
(Amounts in thousands)                                                2002                    2001
-----------------------------------------------------------------------------------------------------
Cash Flows (Used in) Provided by Operating Activities:
     Net income                                                   $     91,724           $     78,489
     Adjustments to reconcile net income to
           net cash (used in) provided by operating activities:
         Depreciation and amortization                                  43,158                 33,902
     Changes in assets and liabilities:
         Securities purchased under agreements to resell                74,000                      -
         Securities sold under agreement to repurchase                       -                (24,969)
         Net receivable from customers                                (312,543)               (80,946)
         Net receivable from brokers, dealers
           and clearing organizations                                  (16,423)                17,745
         Receivable from mortgages and loans                               243                 (4,628)
         Securities owned, net                                         (56,199)               (16,511)
         Other assets                                                    8,423                 (9,797)
         Bank loans                                                        327                186,909
         Securities loaned                                               2,560                (10,579)
         Payables to depositors                                         (1,166)                 7,085
         Accounts payable and other accrued expenses                    (1,101)               (55,701)
                                                                  ------------           ------------
     Net cash (used in) provided by operating activities              (166,997)               120,999
                                                                  ------------           ------------

Cash Flows Used in Investing Activities:
     Purchase of equipment, property and improvements                  (49,636)               (39,357)
                                                                  ------------           ------------
     Net cash used in investing activities                             (49,636)               (39,357)
                                                                  ------------           ------------

Cash Flows Provided by (Used in) Financing Activities:
     Issuance of long-term debt                                         13,100                      -
     Repayment of long-term debt                                        (2,829)                (5,613)
     Issuance of subordinated debt                                     250,000                      -
     Repayment of subordinated debt                                    (16,225)               (16,225)
     Issuance of partnership interests                                  13,124                 11,450
     Redemption of partnership interests                                (2,680)                (2,994)
     Withdrawals and distributions from
       partnership capital                                             (85,301)               (91,711)
                                                                  ------------           ------------
     Net cash provided by (used in) financing activities               169,189               (105,093)
                                                                  ------------           ------------
     Net decrease in cash and cash equivalents                         (47,444)               (23,451)
Cash and Cash Equivalents, beginning of period                         196,508                176,356
                                                                  ------------           ------------

Cash and Cash Equivalents, end of period                          $    149,064           $    152,905
                                                                  ============           ============

Cash paid for interest                                            $     25,939           $     35,535
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

                                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                               SIX MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                                                  (Unaudited)

                                                              Subordinated
                                                 Limited           limited           General
                                             partnership       partnership       partnership
(Amounts in thousands)                           capital           capital           capital             Total
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                  $    240,144      $     70,405      $    292,541      $    603,090

Net income                                        12,148             7,985            58,356            78,489

Issuance of partnership interests                      -            11,450                 -            11,450

Redemption of partnership interests               (2,994)                -                 -            (2,994)

Withdrawals and distributions                     (1,210)           (6,686)          (31,424)          (39,320)

Reserved for anticipated withdrawals             (10,938)           (1,299)          (10,825)          (23,062)
                                            ------------      ------------      ------------      ------------

Balance, June 29, 2001                      $    237,150      $     81,855      $    308,648      $    627,653
                                            ============      ============      ============      ============


Balance, December 31, 2001                  $    233,228      $     82,455      $    323,261      $    638,944

Net income                                        12,497             9,946            69,281            91,724

Issuance of partnership interests                      -            13,124                 -            13,124

Redemption of partnership interests               (2,093)             (587)                -            (2,680)

Withdrawals and distributions                       (900)           (8,874)          (39,755)          (49,529)

Reserved for anticipated withdrawals             (11,597)           (1,072)          (10,405)          (23,074)
                                            ------------      ------------      ------------      ------------

Balance, June 28, 2002                      $    231,135      $     94,992      $    342,382      $    668,509
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

         The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, including all normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

         The results of operations for the six months ended June 28, 2002 and June 29, 2001 are not necessarily indicative of the results to be expected for the full year.

MATERIAL TRANSACTIONS DURING THE QUARTER ENDING JUNE 28, 2002

         During June 2002, the Partnership privately placed with institutional investors $250 million of subordinated debt. The debt bears interest at 7.33% and has an average maturity of ten years, with annual payments of $50 million per year commencing in year eight. The proceeds of the placement will be used to fund the Partnership's growth.

NET CAPITAL REQUIREMENTS

         As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


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

         At June 28, 2002, EDJ's Net Capital of $641,426 million was 33% of aggregate debit items and its Net Capital in excess of the minimum required was $602,363 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 32%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including Boone National Savings and Loan Association, F.A. (the "Association") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of June 28, 2002.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

             QUARTER AND SIX MONTHS ENDED JUNE 28, 2002, VERSUS

                 QUARTER AND SIX MONTHS ENDED JUNE 29, 2001

RESULTS OF OPERATIONS

         For the second quarter of 2002, net revenue increased 15% ($78.8 million) to $600.4 million, and net income increased 23% ($9.4 million) to $50.1 million. For the six months ended June 28, 2002, net revenue increased 13% ($129.2 million), and net income increased 17% ($13.2 million). The increase in net revenue and net income for both periods is due primarily to higher trade revenue from increased customer activity and a shift in product mix to higher margin products, partially offset by increased operating expenses as the firm expands its operations. The Partnership has 8,782 Investment Representatives ("IRs") at June 28, 2002, an increase of 11% from 7,937 as of June 29, 2001.

         The Partnership classifies its revenues between trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenues, net of interest expense). Trade revenue comprised 68% of net revenue for the second quarter of 2002, up from 66% in 2001. Year to date, trade revenue comprised 67% of net revenue in 2002 compared to 66% in 2001. Conversely net fee revenue sources, such as service fees, management fees, retirement fees and interest income, represented 32% of net revenue for the second quarter of 2002, down from 34% in the second quarter 2001, and 33% and 34% for the first six months of 2002 and 2001, respectively.

         Trade revenue increased 18% ($62.4 million) during the second quarter and 16% ($105.9 million) during the first six months of 2002 due to an increase in customer dollars invested and to higher gross margins. Total customer dollars invested were $14.8 billion and $28.5 billion during the second quarter and first six months of 2002, representing a 16% ($2.0 billion) and 11% ($2.9 billion) increase from comparable prior year periods. The firm's gross margin earned on each $1,000 invested increased to $26.70 in the six months of 2002 from $25.80 in the first six months of 2001. Year over year, the composition of the product mix has shifted to fixed income and mutual fund products, from individual equities which have a lower margin.

         Net fee revenue (fee revenue less interest expense) increased 9% ($16.4 million) for the second quarter and 7% ($23.7 million) for the first six months of 2002. Service fees increased 9% ($6.1 million)

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


for the quarter and 6% ($7.9 million) year to date, due to growth in the value of customer assets under guidance. The average of the aggregate customer assets related to service fees increased to $119.2 billion for the first six months of 2002, compared to $115.8 billion over the first six months of 2001. Management, retirement and other fee revenue increased 22% ($17.5 million) for the quarter and 23% ($34.9 million) year to date, due primarily to growth in revenue from sub-transfer agent accounting services, revenue sharing agreements with mutual funds and insurance companies, and retirement fees. Net interest income decreased 25% ($7.2 million) for the second quarter and 32% ($19.4 million) year to date due primarily to the impact of interest rate reductions that occurred during 2001 on rates charged for customer margin balances and rates incurred for bank loans and customer credit balances. Interest from customer loans outstanding decreased 27% ($10.3 million) for the quarter and 34% ($28.5 million) year to date. The average rate earned on customer balances decreased to approximately 5.7% during the first half of 2002 from approximately 8.7% during the first half of 2001. Interest expense from bank loans decreased 69% ($2.7 million) for the quarter and 74% ($5.9 million) year to date, and interest expense on customer credits decreased 58% ($0.8 million) for the quarter and 73% ($3.1 million) year to date, partially offsetting the decrease in interest income from customer loans.

         Focusing on changes in major revenue categories, commissions revenue, including service fees, increased 16% ($49.2 million) during the second quarter and 10% ($61.5 million) for the first half of 2002, due to an increase in customer dollars invested, a higher gross margin and an increase in the value of customer assets. Mutual fund commissions increased 23% ($43.1 million) for the second quarter and 17% ($66.2 million) year to date, and insurance commissions increased 12% ($6.5 million) for the second quarter and 11% ($11.2 million) year to date. Listed and over-the-counter
(OTC) agency commissions decreased 1% ($0.6 million) for the second quarter and 10% ($16.4 million) year to date.

         Principal transactions revenue increased 17% ($15.7 million) during the second quarter and 30% ($47.8 million) during the first six months of 2002. The increase is primarily attributable to an increase in government and municipal bonds sales, partially offset by a decrease in corporate bond sales. For the second quarter, revenue from government bonds increased 213% ($11.6 million), municipal bonds increased 15% ($6.5 million), while revenue from corporate bonds decreased 16% ($4.0 million). Year to date, revenue from government bonds increased 319% ($27.5 million), municipal bonds increased 38% ($25.9 million), while corporate bonds decreased 22% ($11.4 million). Generally, over the past year customer activity has shifted to fixed income products and mutual funds from equities.

         Other revenue, comprised of various fee revenue sources, increased 22% for the second quarter ($17.6 million) and first six months ($34.1 million) of 2002. Revenue received from money market, sub-

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


transfer agent accounting services and mutual fund and insurance products increased 17% for the second quarter ($9.9 million) for the first six months ($20.4 million) of 2002. Additionally, the number of retirement accounts increased, resulting in custodial fee revenue growth of 30% ($3.1 million) for the second quarter and 29% ($5.9 million) for the first six months of 2002.

         Operating expenses increased 14% ($69.4 million) for the quarter and 12% ($116.0 million) for the first six months of 2002. Compensation and benefits costs increased 18% ($53.7 million) for the quarter and 14% ($85.7 million) for the first six months of 2002. Sales compensation increased 18% ($29.4 million) for the quarter and 16% ($50.4 million) due to increased revenue. Payroll expense increased 16% ($14.4 million) for the quarter and 16% ($27.9 million) for the first six months due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force.

         Communications and data processing expenses increased 20% ($11.3 million) during the second quarter and 21% ($23.2 million) during the first six months of 2002. Occupancy and equipment expenses increased 3% ($1.6 million) for the quarter and 5% ($5.3 million) for the first six months of 2002. Underlying the increase in communications and data processing and occupancy and equipment expenses is the opening in November 2001 of the firm's Southwest regional headquarters in Tempe, Arizona, containing a second data center. Additionally, the Firm added headquarters facilities in Tempe for branch office training and in St. Louis for headquarters support. The Partnership continues to expand its headquarters, branch locations and communications systems to enable it to continue to increase its number of IRs, locations and customers.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at June 28, 2002, excluding the reserve for anticipated withdrawals, was $668.5 million, compared to $638.9 million at December 31, 2001. Equity capital has increased primarily due to an increase in Subordinated Limited Partner capital ($12.5 million) and the retention of General Partner earnings ($19.1 million).

         At June 28, 2002, the Partnership had $149.1 million in cash and cash equivalents. Lines of credit are in place aggregating $1.19 billion ($1.14 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at June 28, 2002. The Partnership also participates in securities loaned transactions, under which it receives collateral in the

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $134.8 million at June 28, 2002, for which the Partnership received cash collateral.

         A substantial portion of the Partnership's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, bank lines of credit, securities loaned and other payables. The Partnership believes that the liquidity provided by existing cash balances and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes. During June 2002, the Partnership privately placed with institutional investors $250 million of subordinated debt. The debt bears interest at 7.33% and has an average maturity of ten years, with annual payments of $50 million per year commencing in year eight. The proceeds of the placement will be used to fund the Partnership's growth.

         The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, and private placements of long-term and subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the six months ended June 28, 2002, other than the issuance of subordinated debt discussed above.

         For the six months ended June 28, 2002, cash and cash equivalents decreased $47.4 million. Cash used in operating activities was $167.0 million. Sources include net income of $91.7 million and a reduction of securities purchased under agreements to resell ($74.0 million). Uses include an increase in the net receivable from customers ($312.5 million) and an increase in securities owned ($56.2 million). Cash used in investing activities consisted of $49.6 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash provided by financing activities was $169.2 million consisting primarily of the issuance of subordinated debt ($250.0 million) and the issuance, net of withdrawals, of Subordinated Limited Partner interests ($12.5 million), partially offset by partnership withdrawals ($85.3 million).

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


must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 28, 2002, EDJ's Net Capital of $641.4 million was 33% of aggregate debit items and its Net Capital in excess of the minimum required was $602.4 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 32%. Net Capital and the related capital percentage may fluctuate on a daily basis. The Partnership has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of June 28, 2002.

CRITICAL ACCOUNTING POLICIES

         The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States, which may require judgement and involve estimation processes to determine its net assets which may affect its results of interim operations. For a discussion of the Partnership's accounting policies that may involve a higher degree of judgement and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in Form 10-K.

         There were no material changes in the Partnership's overall financial condition during the six months ended June 28, 2002, compared with the six months ended June 29, 2001, except for the issuance of subordinated debt. The Partnership's consolidated statement of financial condition is comprised primarily of cash and assets readily convertible into cash which may fluctuate in the normal course of business. Securities inventories are carried at market value and are readily marketable. Customer margin accounts are collateralized by marketable securities. Other customer receivables and receivables and payables with other broker/dealers normally settle on a current basis. Liabilities, including amounts payable to customers, outstanding checks and accounts payable and accrued expenses are sources of funds to the Partnership. These liabilities, to the extent not utilized to finance assets, are available to meet liquidity needs and provide funds for short-term investments, which favorably impacts profitability.

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

         There were no changes in the Partnership's exposure to interest rate risk during the quarter ended June 28, 2002, that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                         Part II. OTHER INFORMATION




                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1.  Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         Reference is made to the Exhibit Index contained hereinafter.
     (b) Reports on Form 8-K
         Reference is made to the Exhibit Index contained hereinafter.

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


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated:  August 12, 2002                             /s/  Steven Novik
                                                    ------------------------
                                                    Steven Novik
                                                    Chief Financial Officer

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 28, 2002

Exhibit
Number        Page       Description

 10.1                    Note Purchase Agreement by Edward D. Jones & Co., L.P.
                         for $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014.

 16             *        Changes in Registrant's certifying accountant,
                         incorporated by reference to Form 8-K dated
                         July 16, 2002.

 99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.




* Incorporated by reference to previously filed exhibits.