Form 10-Q
period 2002-09-27
JONES FINANCIAL COMPANIES LP LLP
filed 2002-11-12
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended SEPTEMBER 27, 2002

                       Commission file number 0-16633


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------------
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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......18



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................19

Item 6.    Exhibits and Reports on Form 8-K.................................19


           Signatures.......................................................20

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             ASSETS

                                                             (Unaudited)
                                                            September 27,              December 31,
(Amounts in thousands)                                          2002                       2001
---------------------------------------------------------------------------------------------------

Cash and cash equivalents                                    $  147,360                 $  196,508
Securities purchased under agreements to resell                 100,000                     80,000

Receivable from:
     Customers                                                1,943,514                  1,881,021
     Brokers, dealers and clearing organizations                 79,355                     80,088
     Mortgages and loans                                        108,162                    100,782

Securities owned, at market value:
     Inventory securities                                        95,219                    118,872
     Investment securities                                      175,327                    180,719

Equipment, property and leasehold improvements                  302,358                    298,072

Other assets                                                    206,897                    222,346
                                                             ----------                 ----------

     Total assets                                            $3,158,192                 $3,158,408
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

                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                LIABILITIES AND PARTNERSHIP CAPITAL

                                                              (Unaudited)
                                                             September 27,              December 31,
(Amounts in thousands)                                           2002                       2001
----------------------------------------------------------------------------------------------------

Bank loans                                                    $   36,930                 $   13,679

Securities loaned                                                 23,500                    132,231

Payable to:
     Customers                                                 1,449,725                  1,602,726
     Brokers, dealers and clearing organizations                  22,903                     41,990
     Depositors                                                  109,020                    103,950

Securities sold, not yet purchased, at market value               15,004                     35,251

Accounts payable and accrued expenses                            142,010                    121,558

Accrued compensation and employee benefits                       178,743                    180,422

Long-term debt                                                    54,975                     46,285
                                                              ----------                 ----------

                                                               2,032,810                  2,278,092
                                                              ----------                 ----------

Liabilities subordinated to claims of general creditors          428,875                    205,600
                                                              ----------                 ----------

Partnership capital                                              674,955                    638,944

Partnership capital reserved for anticipated withdrawals          21,552                     35,772
                                                              ----------                 ----------

     Total partnership capital                                   696,507                    674,716
                                                              ----------                 ----------

     Total liabilities and partnership capital                $3,158,192                 $3,158,408
                                                              ==========                 ==========


The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                        CONSOLIDATED STATEMENTS OF INCOME

                                                   (Unaudited)
                               (Amounts in thousands, except per unit information)

                                                          Three Months Ended                Nine Months Ended
                                                      Sept. 27,         Sept. 28,      Sept.  27,         Sept. 28,
                                                        2002              2001            2002              2001
                                                      ---------         ---------      ----------        ----------
Net revenue:
   Commissions                                        $299,605          $302,744       $1,005,717        $  947,392
   Principal transactions                              102,755            94,946          312,072           256,489
   Investment banking                                   16,612             6,167           31,503            15,814
   Interest and dividends                               35,090            43,368          103,124           139,538
   Gain on investment                                    3,625                 -            3,625                 -
   Other                                                90,240            81,242          280,215           237,083
                                                      --------          --------       ----------        ----------

       Total revenue                                   547,927           528,467        1,736,256         1,596,316
   Interest expense                                     16,818            16,472           43,593            51,991
                                                      --------          --------       ----------        ----------
         Net revenue                                   531,109           511,995        1,692,663         1,544,325
                                                      --------          --------       ----------        ----------

Operating expenses:
   Compensation and benefits                           307,617           299,964          987,012           893,619
   Communications and data processing                   66,644            59,377          198,924           168,441
   Occupancy and equipment                              54,983            53,812          161,809           155,307
   Payroll and other taxes                              18,380            17,044           66,335            61,224
   Floor brokerage and clearance fees                    3,159             3,181           10,937            10,885
   Advertising                                          11,142            10,332           32,958            32,547
   Other operating expenses                             37,827            34,347          111,607           109,874
                                                      --------          --------       ----------        ----------
       Total operating expenses                        499,752           478,057        1,569,582         1,431,897
                                                      --------          --------       ----------        ----------

   Net income                                         $ 31,357          $ 33,938       $  123,081        $  112,428
                                                      ========          ========       ==========        ==========

Net income allocated to:
   Limited partners                                   $  4,242          $  5,200       $   16,739        $   17,349
   Subordinated limited partners                         3,287             3,380           13,233            11,364
   General partners                                     23,828            25,358           93,109            83,715
                                                      --------          --------       ----------        ----------
                                                      $ 31,357          $ 33,938       $  123,081        $  112,428
                                                      ========          ========       ==========        ==========

Net income per weighted average $1,000 equivalent
  partnership unit outstanding:
   Limited partners                                   $  18.43          $  22.04       $    72.34        $    73.02
                                                      ========          ========       ==========        ==========
   Subordinated limited partners                      $  34.60          $  40.79       $   139.29        $   138.26
                                                      ========          ========       ==========        ==========

Weighted average $1,000 equivalent partnership
  unit outstanding:
   Limited partners                                    230,168           235,935          231,393           237,592
                                                      ========          ========       ==========        ==========
   Subordinated limited partners                        95,000            82,855           95,003            82,188
                                                      ========          ========       ==========        ==========

                     The accompanying notes are an integral part of these financial statements.

                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                     September 27,  September 28,
                                                                                          2002           2001
                                                                                       ---------      ---------
Cash Flows (Used in) / Provided by Operating Activities:
     Net income                                                                        $ 123,081      $ 112,428

     Adjustments to reconcile net income to net cash
         (used in) / provided by operating activities:
              Depreciation and amortization                                               66,010         53,710
              Gain on investment                                                          (3,625)             -

     Changes in assets and liabilities:
         Securities purchased under agreements to resell                                 (20,000)             -
         Securities sold under agreement to repurchase                                         -        (24,969)
         Net receivable from customers                                                  (215,494)         6,447
         Net receivable from brokers, dealers and clearing organizations                 (18,354)        32,327
         Receivable from mortgages and loans                                              (7,380)          (698)
         Securities owned, net                                                             8,798          1,646
         Other assets                                                                     15,449        (12,656)
         Bank loans                                                                       23,251         67,454
         Securities loaned                                                              (108,731)        (5,784)
         Payables to depositors                                                            5,070         13,139
         Accounts payable and other accrued expenses                                      18,773        (23,372)
                                                                                       ---------      ---------
              Net cash (used in) / provided by operating activities                     (113,152)       219,672
                                                                                       ---------      ---------

Cash Flows Used in Investing Activities:
     Purchase of equipment, property and leasehold improvements                          (70,296)       (87,215)
     Proceeds from sale of investment                                                      3,625              -
                                                                                       ---------      ---------
         Net cash used in investing activities                                           (66,671)       (87,215)
                                                                                       ---------      ---------
Cash Flows Provided by / (Used in) Financing Activities:
     Issuance of long-term debt                                                           13,100              -
     Repayment of long-term debt                                                          (4,410)        (6,960)
     Issuance of subordinated debt                                                       250,000              -
     Repayment of subordinated debt                                                      (26,725)       (26,725)
     Issuance of partnership interests                                                    13,124         12,450
     Redemption of partnership interests                                                  (4,119)        (4,630)
     Withdrawals and distributions from partnership capital                             (110,295)      (117,926)
                                                                                       ---------      ---------
         Net cash provided by / (used in) financing activities                           130,675       (143,791)
                                                                                       ---------      ---------
         Net decrease in cash and cash equivalents                                       (49,148)       (11,334)

Cash and Cash Equivalents, beginning of period                                           196,508        176,356
                                                                                       ---------      ---------
Cash and Cash Equivalents, end of period                                               $ 147,360      $ 165,022
                                                                                       =========      =========
Cash paid for interest                                                                 $  40,059      $  54,107
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

                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                             NINE MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001

                                                    (Unaudited)
                                              (Amounts in thousands)


                                                                             Partnership Capital
                                                        -------------------------------------------------------------
                                                                        Subordinated
                                                        Limited           Limited           General           Total
                                                        --------          --------         --------          --------

Balance, December 31, 2000                              $240,144          $ 70,405         $292,541          $603,090

     Net income                                           17,349            11,364           83,715           112,428
     Issuance of partnership interests                         -            12,450                -            12,450
     Redemption of partnership interests                  (4,630)                -                -            (4,630)
     Withdrawals and distributions                        (1,306)          (10,688)         (53,541)          (65,535)
     Reserved for anticipated withdrawals                (16,043)             (676)          (7,068)          (23,787)
                                                        --------          --------         --------          --------

Balance, September 28, 2001                             $235,514          $ 82,855         $315,647          $634,016
                                                        ========          ========         ========          ========



Balance, December 31, 2001                              $233,228          $ 82,455         $323,261          $638,944

     Net income                                           16,739            13,233           93,109           123,081
     Issuance of partnership interests                         -            13,124                -            13,124
     Redemption of partnership interests                  (3,532)             (587)               -            (4,119)
     Withdrawals and distributions                          (984)          (12,684)         (60,855)          (74,523)
     Reserved for anticipated withdrawals                (15,755)             (549)          (5,248)          (21,552)
                                                        --------          --------         --------          --------

Balance, September 27, 2002                             $229,696          $ 94,992         $350,267          $674,955
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

                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Investments in nonconsolidated companies which are at least 20% owned are accounted for using the equity method.

         The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.

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

         The results of operations for the nine months ended September 27, 2002 and September 28, 2001 are not necessarily indicative of the results to be expected for the full year.


NET CAPITAL REQUIREMENTS

         As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


         At September 27, 2002, EDJ's Net Capital of $645.0 million was 34% of aggregate debit items and its Net Capital in excess of the minimum required was $607.0 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 34%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The Partnership has other operating subsidiaries, including Boone National Savings and Loan Association, F.A. (the "Association") and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of September 27, 2002.

SIGNIFICANT EVENT -  GAIN ON INVESTMENT

         During September 2002, the Partnership sold 660,763 shares received from its membership in the London Stock Exchange when it demutualized. The Partnership realized a $3.6 million gain on the sale of London Stock Exchange shares.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

          QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2002, VERSUS

              QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2001

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001

         For the third quarter of 2002, net revenue increased 4% ($19.1 million) to $531.1 million, while net income decreased 8% ($2.6 million) to $31.4 million. Excluding a $3.6 million investment gain from the partial sale of the Partnership's London Stock Exchange holding, net revenue increased 3% ($15.5 million) and net income decreased 16% ($5.5 million). Quarter over quarter, the Partnership's net revenue increased due to growth in trade revenue, partially offset by reduced net fee revenues due to lower customer asset values and the impact of lower interest rates. Net income decreased as the growth in net revenue of 4% was exceeded by the 5% increase in operating expenses. Operating expenses have increased as the Partnership continues to expand its branch office network.

         The Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions on securities) or net fee revenue (sources other than trade revenue including service fees, management fees, retirement fees, account fees and net interest income). On the Partnership's Consolidated Statements of Income, trade revenue is included in commissions, principal transactions and investment banking. Net fee revenue comprises the service fee component of commissions, interest and dividends net of interest expenses, and other revenues.

         The following table shows the Partnership's net revenue by trade and net fee sources, for the quarter ended September 27, 2002 and September 28, 2001:

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                                                          Three Months Ended                  2002 over 2001
                                                      Sept. 27,         Sept. 28,                           %
                                                        2002              2001            Change          Change
                                                      ---------         ---------         -------         ------

Trade Revenue                                         $354,625          $330,364          $24,261            7%

Net Fee Revenue
     Services Fees                                      64,199            72,523           (8,324)         (11%)
     Management, Retirement and Other                   90,388            82,212            8,176           10%
     Net Interest Income                                18,272            26,896           (8,624)         (32%)
                                                      --------          --------          -------

         Total Net Fee Revenue                         172,859           181,631           (8,772)          (5%)
                                                      --------          --------          -------

     Net Revenue before Gain on Investment             527,484           511,995           15,489            3%

     Gain on Investment*                                 3,625                --            3,625
                                                      --------          --------          -------

     Net Revenue                                      $531,109          $511,995          $19,114            4%
                                                      ========          ========          =======

         *Investment gain from the sale of London Stock Exchange shares.

         Trade revenue comprised 67% of net revenue during the third quarter of 2002, up from 65% in the third quarter of 2001. Conversely net fee revenue comprised 33% of net revenue for the third quarter of 2002, down from 35% in the corresponding period.

         Trade revenue increased 7% ($24.3 million) due to an increase in customer dollars invested. Total customer dollars invested were $13.1 billion during the third quarter of 2002, representing an 8% ($1.0 billion) increase from comparable prior year period. Quarter over quarter, the Partnership's gross margin earned on each $1,000 invested decreased to $26.30 in 2002 from $26.60 in the third quarter of 2001. The composition of the product mix has shifted to fixed income products and mutual funds, from individual equities and insurance products.

         Commissions revenue excluding the service fee component increased 2% ($5.2 million) during the third quarter due to a shift in customer dollars invested from individual equities and insurance products to fixed income products (principal transactions) and mutual funds. For the third quarter, mutual fund commissions increased 10% ($12.4 million) while revenue from insurance commissions decreased 12% ($5.1 million) and individual equity commissions decreased 3% ($2.3 million).

         Principal transactions revenue, which includes trade revenue from the sale of municipal, corporate and government bonds, increased 8% ($7.8 million) during the third quarter of 2002. Customers invested $6 billion (20% increase) in fixed income products in third quarter of 2002 compared to $5 billion in third quarter of 2001. Revenue from corporate bonds increased 20% ($4.3 million), municipal

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


bonds increased 8% ($3.0 million), and government bond revenue decreased 5% ($0.6 million). Customers invested more in fixed income products due to volatility in the equity markets.

         Net fee revenue (fee revenue less interest expense) decreased 5% ($8.8 million) for the third quarter. Service fees decreased 11% ($8.3 million) due to the impact of market conditions on the value of customers' assets. The average customer assets supporting service fees decreased to $109 billion in the third quarter of 2002, compared to $114 billion in the third quarter of 2001. Management, retirement and other fee revenue increased 10% ($8.2 million) for the quarter due primarily to growth in revenue from sub-transfer agent accounting services, revenue sharing agreements with mutual funds and insurance companies, and retirement fees. The number of retirement accounts increased, resulting in custodial fee revenue growth of 25% ($2.2 million). Net interest income decreased 32% ($8.6 million) due primarily to the impact of lower interest rates on customer loan (margin) interest. Interest income from customer loans outstanding decreased 24% ($8.6 million). The average rate earned on customer balances decreased to approximately 5.70% during the third quarter of 2002 from approximately 7.34% during the third quarter of 2001. Average customer margin balances increased 2% to $1.909 billion during the third quarter of 2002.

         During September 2002, the Partnership sold 660,763 shares received from its membership in the London Stock Exchange when it demutualized. The Partnership realized a $3.6 million gain on the sale of the London Stock Exchange shares. The Partnership still holds 339,237 shares.

         Operating expenses increased 5% ($21.7 million) for the third quarter of 2002. Compensation and benefits costs increased 3% ($7.7 million). Payroll expense increased 13% ($12.9 million) due to existing personnel and additional support at both the headquarters and in the branches as the firm continues to grow its sales force sales. Sales compensation increased 3% ($5.2 million) due to increased trade revenue. Variable compensation, including bonuses and profit sharing paid to investment representatives ("IRs"), branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, decreased 47% ($9.9 million).

         Communications and data processing expenses increased 12% ($7.3 million) during the third quarter of 2002. Occupancy and equipment expenses increased 2% ($1.2 million). Underlying the increased expenses is the opening in November 2001 of the Partnership's Southwest regional campus in Tempe, Arizona, which contains a second data center. Additionally, the Partnership added facilities in Tempe for branch office training and in St. Louis for headquarters support.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001

         For the nine months ended September 27, 2002, net revenue increased 10% ($148.3 million), and net income increased 10% ($10.7 million). Excluding a $3.6 million investment gain for the partial sale of the Partnership's London Stock Exchange holding, net revenue increased 9% ($144.7 million) and net income increased 7% ($7.8 million). Year to date, the Partnership's net revenue and net income increased due to growth in trade revenue, and slight growth in net fee revenue. Trade revenue has increased year over year, but its growth has slowed recently due to market conditions. Net fee revenue continues to be negatively impacted by the effect of market conditions on interest rates, and more recently on the value of customer assets.

         The following table shows the Partnership's net revenue by trade and net fee sources, for the nine months ended September 27, 2002 and September 28, 2001:

                                                          Nine Months Ended                   2002 over 2001
                                                     Sept. 27,         Sept. 28,                            %
                                                       2002              2001             Change          Change
                                                    ----------        ----------         --------         ------

Trade Revenue                                       $1,137,395        $1,007,285         $130,110           13%

Net Fee Revenue
     Service Fees                                      211,981           212,415             (434)           -%
     Management, Retirement and Other                  280,131           237,078           43,053           18%
     Net Interest Income                                59,531            87,547          (28,016)         (32%)
                                                    ----------        ----------         --------

         Total Net Fee Revenue                         551,643           537,040           14,603            3%
                                                    ----------        ----------         --------

Net Revenue before Gain on Investment                1,689,038         1,544,325          144,713            9%

Gain on Investment*                                      3,625                --            3,625
                                                    ----------        ----------         --------

Net Revenue                                         $1,692,663        $1,544,325         $148,338           10%
                                                    ==========        ==========         ========

         *Investment gain from the sale of London Stock Exchange shares.

         Trade revenue comprised 67% of net revenue year to date 2002, up from 65% year to date 2001. Conversely net fee revenue comprised 33% year to date 2002, down from 35% in the corresponding period.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         Trade revenue increased 13% ($130.1 million) during the first nine months of 2002 due to an increase in customer dollars invested, and to a higher gross margin compared to the prior year period. Total customer dollars invested were $41.6 billion during the first nine months of 2002, representing a 10% ($3.9 billion) increase from comparable prior year period. The firm's gross margin increased to $26.50 in the first nine months of 2002 from $26.00 in the first nine months of 2001. Year over year, the composition of the product mix has shifted to fixed income and mutual fund products, from individual equities.

         Commissions revenue excluding the service fee component increased 8% ($58.8 million) for the first nine months of 2002. Commissions revenue increased year over year due to a 2% net increase in customer dollars invested in equities and mutual funds and a higher gross margin. Year to date, mutual fund commissions increased 18% ($72.7 million) and insurance commissions increased 4% ($4.2 million), while individual equity agency commissions decreased 8% ($18.7 million).

         Principal transactions revenue increased 22% ($55.6 million) during the first nine months of 2002 due to a 25% increase in customer dollars invested in bonds. Customers invested $17.4 billion in fixed income products through September of 2002 compared to $13.9 billion in the first nine months of last year. Revenue from government bonds increased 125% ($27.0 million), municipal bonds increased 27% ($29.0 million), while corporate bonds decreased 10% ($7.1 million).

         Net fee revenue increased 3% ($14.6 million) year to date. Service fees decreased $0.4 million due to the impact of market conditions on the value of customer assets. The average customer assets related to service fees were $115 billion for both the first nine months of 2002 and the first nine months of 2001. Management, retirement and other fee revenue increased 18% ($43.1 million) year to date, due primarily to growth in revenue from sub-transfer agent accounting services, revenue sharing agreements with mutual funds and insurance companies, and retirement fees. The number of retirement accounts increased, resulting in custodial fee revenue growth of 28% ($8.1 million).

         Net interest income decreased 32% ($28.0 million) year to date due primarily to the impact of lower interest rates on margin loan interest, and to lower bank loans outstanding. Interest income from customer loans outstanding decreased 31% ($37.1 million). The average rate earned on customer balances decreased to approximately 5.70% during the first nine months of 2002 from approximately 8.25% during the first nine months of 2001. Average customer margin balances increased 2% to $1.923 billion

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


during the first nine months of 2002. Interest expense from bank loans decreased 77% ($9.1 million), due to lower bank loans outstanding. Average bank loans decreased 61% to $129.4 million during the first nine months of 2002.

         Operating expenses increased 10% ($137.7 million) for the first nine months of 2002. Compensation and benefits costs increased 11% ($93.4 million). Within compensations and benefits costs, sales compensation increased 10% ($54.3 million) due to increased revenue, and payroll expense increased 15% ($40.8 million) due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force.

         Communications and data processing expenses increased 18% ($30.5 million) during the first nine months of 2002. Occupancy and equipment expenses increased 4% ($6.5 million). Underlying these increases is the Partnership's continued expansion of its headquarters, branch locations and communications systems to enable it to continue to increase its number of IRs, locations and customers.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at September 27, 2002, excluding the reserve for anticipated withdrawals, was $675.0 million, compared to $638.9 million at December 31, 2001. Equity capital has increased primarily due to the issuance, net of redemptions, of Subordinated Limited Partner interests ($12.5 million) and the retention of General Partner earnings ($27.0 million).

         At September 27, 2002, the Partnership had $147.4 million in cash and cash equivalents. Uncommitted lines of credit are in place aggregating $1.1 billion. Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. Total bank loans outstanding under these lines were $23.0 million at September 27, 2002. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $23.5 million at September 27, 2002, for which the Partnership received cash collateral.

         The Partnership believes that the liquidity provided by existing cash balances, other highly liquid assets, and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of long-term and subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. During June 2002, the Partnership privately placed $250 million of subordinated debt with institutional investors. The debt bears interest at 7.33% and has an average maturity of ten years, with annual payments of $50 million per year commencing in year eight. The proceeds of the placement will be used for general partnership purposes.

         For the nine months ended September 27, 2002, cash and cash equivalents decreased $49.1 million. Cash used in operating activities was $113.2 million. The main source is net income of $123.1 million. Uses include a $215.5 million increase in the net receivable from customers, the balance of which may fluctuate in the normal course of business, and a $108.7 million decrease in securities loaned. Cash used in investing activities consisted of $70.3 million in capital expenditures attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash provided by financing activities was $130.7 million consisting primarily of the issuance of subordinated debt ($250.0 million) partially offset by partnership withdrawals ($110.3 million).

         For a discussion of the Partnership's net capital requirements, refer to the "Notes to Consolidated Financial Statements" included in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

         The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which may require judgement and involve estimation processes to determine its assets, liabilities, revenues and expenses which may affect its results of interim operations. For a discussion of the Partnership's accounting policies that may involve a higher degree of judgement and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and "Note 1 - Summary of Significant Accounting Policies" included in Form 10-K.

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

         There were no changes in the Partnership's exposure to interest rate risk during the quarter ended September 27, 2002 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated: November 11, 2002                              /s/ Steven Novik
                                                      -----------------------
                                                      Steven Novik
                                                      Chief Financial Officer

               EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 27, 2002

Exhibit
Number       Page      Description

   99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to previously filed exhibits.