Form 10-K
period 2002-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2003-03-28
CIK 815917

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission file number 0-16633
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
                                                       ------------------

Securities registered pursuant to Section 12(b) of the act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------

              NONE                                            NONE
--------------------------------                --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
 -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of March 27, 2003 there were no voting securities held by non-affiliates of the registrant.

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

The Partnership's principal operating subsidiary, EDJ, is a registered broker/dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and is a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, Chicago, Toronto, Montreal and London exchanges, and is a registered broker/dealer with the National Association of Securities Dealers, Inc. ("NASD").

As of January 31, 2003, the Partnership was comprised of 235 general partners, 5,217 limited partners and 134 subordinated limited partners.

At December 31, 2002, the Partnership is organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100% of the outstanding common stock of LHC, Inc. ("LHC"), a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P., a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through its Canadian entities, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner, and 100% of the common stock of Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., ("Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd.

The Partnership is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company and Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company. Edward Jones Insurance Agency Holding, L.L.C. is the sole member of Edward Jones Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company and Edward Jones Insurance Agency of Michigan, L.L.C., a Michigan limited liability company. The Partnership and Edward Jones Insurance Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of Massachusetts, L.L.C., a

                                   PART I

Massachusetts limited liability company; and Edward Jones Insurance Agency of Montana, L.L.C., a Montana limited liability company. Edward Jones Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of California, L.L.C., a California limited liability company. All of the insurance agencies engage in general insurance brokerage activities.

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

During 2002, the Partnership's affiliates Edward Jones Insurance Agency of Nevada, Inc., Edward Jones Insurance Agency of Alabama, LLC, EJ Insurance Agency of Ohio, and EDJ Insurance Agency of Texas, Inc. were dissolved. The Partnership's affiliates Edward Jones Nominees PEP Limited and Edward Jones Nominees ISA Limited, both 100% owned by Edward Jones Limited, a U.K. private limited company, were also dissolved in 2002. None of these had conducted active businesses.

Within the past five years, the Registrant has added several new legal entities. During 1998, the Registrant began brokerage operations in the United Kingdom under its subsidiary entity, Edward Jones Limited. During 1998, EJ Mortgage L.L.C. was established. EJ Mortgage L.L.C., a wholly owned subsidiary of EDJ, owns 50% of Edward Jones Mortgage, a joint venture offering residential mortgage lending services to EDJ's customers. Due to state laws and regulations, certain states require separate legal entities to transact insurance business. During 1998, changes were made to certain insurance entities as a result of changes in state laws and regulations. The following entity was added: Edward Jones Insurance Agency of Michigan, L.L.C., a limited liability company. During 2000, Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited, and Edward Jones Nominee ISA Limited, all three of which are U.K. private limited companies, were organized and subsequently dissolved in 2002. During 2002, Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation, was organized.

                                   PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                                        2002                  2001                  2000

--------------------------------------------------------------------------------------------------------------
Commissions
     Listed                                      $     214,247         $     219,359         $     272,260
     Mutual Funds                                      831,652               740,209               749,144
     O-T-C                                              50,429                77,618               170,058
     Insurance                                         213,496               216,009               222,175
     Other                                                 753                   667                   837
Principal Transactions                                 403,329               370,327               264,361
Investment Banking                                      41,055                24,676                29,545
Interest and Dividends                                 137,029               176,277               224,497
Sub-Transfer Agent Revenue                             119,307                95,022                69,874
Mutual Fund & Insurance Revenue                         87,298                79,107                89,993
Money Market Revenue                                    75,707                73,594                60,604
IRA Custodial Service Fees                              48,695                38,554                30,591
Other Revenue                                           38,842                30,578                28,021
Gain on Investments                                      8,186                     -                     -
                                                 -------------         -------------         -------------

Total Revenue                                    $   2,270,025         $   2,141,997         $   2,211,960

==============================================================================================================


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

In permitting customers to purchase securities on margin, the Partnership assumes the risk of a market decline which could reduce the value of its collateral below a customer's indebtedness before the collateral is sold. Under the NYSE rules, the Partnership requires in the event of a decline in the market value of the securities in a margin account, the customer to deposit additional securities or cash so that, at all times, the loan to the customer is no greater than 75% of the value of the securities in the account (or to

                                   PART I

sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, imposes a more stringent maintenance requirement.

Variations in revenues from listed brokerage commissions between periods is largely a function of market conditions.

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

INSURANCE. The Partnership has executed agency agreements with various national insurance companies. EDJ is able to offer life insurance, long term care insurance, fixed and variable annuities and other types of insurance to its customers through substantially all of its investment representatives who hold insurance sales licenses. As an agent for the insurance company, the Partnership receives commission on the purchase price of the policy. The Partnership also earns service fees which are generally based on its customer assets held by the insurance companies.

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

                                   PART I

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

INTEREST AND DIVIDENDS. Interest and dividend income is earned primarily on margin account balances, inventory securities and investment securities. Interest is also earned by the Association on its loan portfolio. The Partnership is exposed to market risk for changes in interest rates.

MONEY MARKET FEES, IRA CUSTODIAL SERVICE FEES AND OTHER REVENUES. Other revenue sources include money market fees, IRA custodial services fees, sub-transfer agent accounting services, revenue sharing, gains from sales of certain assets, and other product and service fees.

The Partnership charges a fee to certain mutual funds for sub-accounting services. Additionally, under certain agreements, non-commission revenue is received from companies whose mutual funds and insurance products the Partnership distributes. The Partnership has a minority partnership interest in the investment advisor to the Edward Jones Money Market Fund. The Partnership does not have management responsibility for the advisor. Revenue from this source has increased over the periods due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual fee for its services.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are insignificant and are included under "Other Revenues."

The Partnership offers trust services to its customers through the Edward Jones Trust Company, a division of the Association. The Partnership offers a co-branded credit card with a major credit card company and receives revenue from this service. The Partnership offers mortgage loans to its customers through a joint venture.

RESEARCH DEPARTMENT. The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers. The Department supplements its own research with the services of various independent research services.

CUSTOMER ACCOUNT ADMINISTRATION AND OPERATIONS. Operations associates are responsible for activities relating to customer securities and the processing of transactions with other broker/dealers. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of

                                   PART I

margin accounts. The Partnership processes substantially all of its own transactions for its United States and United Kingdom entities. In Canada, the Partnership has entered into an introducing/carrying arrangement with National Bank of Canada. It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance. To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for all securities are captured at the branch electronically, routed to St. Louis and forwarded to the appropriate market for execution. The Partnership's processing of paperwork following the execution of a security transaction is automated, and operations are generally on a current basis.

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates. The Partnership also uses Participants Trust Company for custody of Government National Mortgage Association ("GNMA") securities and a major bank for custody of treasury securities.

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

In Canada, the Partnership has entered into an introducing/carrying arrangement with National Bank of Canada. As the carrying broker, National Bank of Canada ("NBF") handles the routing and settlement of customer transactions. Transactions are settled through the Canadian Depository for Securities ("CDS"), of which National Bank of Canada is a member. CDS effects clearing of securities on the Toronto, Montreal and TSX Venture stock exchanges. Customer securities on deposit are also held with CDS.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC/CREST/NBF. Any serious delays in the processing of securities transactions encountered by NSCC/DTC/CREST/NBF may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc., ("ADP"), ADP Wilco (a subsidiary of ADP) and National Bank of Canada provide automated data processing services for customer account activity and related records for the United States, United Kingdom and Canada, respectively.

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

Customers are protected from firm insolvency by the Securities Investors Protection Corporation ("SIPC") in the United States, Investors Compensation Scheme ("ICS") in the United Kingdom and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess insurance coverage maintained by the Partnership in The United States and the United Kingdom. In Canada, excess insurance coverage is maintained by National Bank of Canada. SIPC provides protection for customer accounts for up to $500,000, including up to $100,000 for cash claims. ICS covers 100% of the first (pounds) 30,000 and 90% for the next (pounds) 20,000, for a maximum protection of (pounds) 48,000 for all investment business. CIPF limits coverage to $1,000,000 total, which can be any combination of securities and cash. The coverage provided by SIPC, ICS and CIPF, and protection in excess limits thereof, would be available to customers of the Partnership in the event of insolvency.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The
Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 235 general partners, the Partnership has approximately 28,469 full and part-time employees. This includes 9,198 registered salespeople as of January 31, 2003. The Partnership's salespersons are compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

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

                                   PART I

compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 8,835 branch offices as of January 31, 2003, primarily staffed by a single investment representative. The Partnership operates 8,131 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 584 offices as of January 31, 2003) and the United Kingdom (through 120 offices as of January 31, 2003).

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada, through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom, through a subsidiary which is regulated by The Financial Services Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

UNIFORM NET CAPITAL RULE. As a broker-dealer and a member firm of the NYSE, the Partnership is subject to the Uniform Net Capital Rule ("Rule") promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum Net Capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for

                                   PART I

two methods of computing Net Capital and the Partnership has adopted what is generally referred to as the alternative method. Minimum required Net Capital under the alternative method is equal to 2% of the customer debit balances, as defined. The Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if Net Capital would thereafter be less than 5% of customer debit balances. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. In computing Net Capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative statement of other assets such as a company's securities owned. Failure to maintain the required Net Capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the Net Capital Rule.

The firm has other operating subsidiaries, including the Association and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2002.

ITEM 2.       PROPERTIES

The Partnership conducts its headquarters operations from three locations in St. Louis County, Missouri, and one location in Tempe, Arizona, comprising twenty-five separate buildings. Nineteen buildings are owned by the Partnership and six buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has a long-term operating lease for its United Kingdom home office located in London, England. The Partnership also maintains facilities in 8,845 branch locations (as of January 31, 2003) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

ITEM 3.       LEGAL PROCEEDINGS

In recent years, there has been an increasing incidence of litigation involving the securities industry. Such suits often seek to benefit large classes of industry customers; many name securities dealers as defendants along with exchanges in which they hold membership and seek large sums as damages under federal and state securities laws, anti-trust laws and common law.

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

ITEM 6.       SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All amounts in thousands, except per unit information.)

Summary Consolidated Income Statement Data:

                                  2002*              2001              2000             1999            1998**

--------------------------------------------------------------------------------------------------------------------
Revenue                      $   2,270,025     $   2,141,997    $   2,211,960     $   1,786,834    $   1,449,963

Net income                   $     148,915     $     149,186    $     229,823     $     187,331    $     199,209

Net income per
   weighted average
   $1,000 equivalent
   limited partnership
   unit outstanding          $       87.44     $       96.89    $      179.21     $      173.81    $      274.30

Weighted average
   $1,000 equivalent
   limited partnership
   units outstanding               230,970           236,696          175,436           150,670          103,747

Net income per
   weighted average
   $1,000 equivalent
   subordinated limited
   partnership unit
   outstanding               $      167.16     $      181.70    $      333.92     $      325.21    $      448.17

Weighted average
   $1,000 equivalent
   subordinated limited
   partnership units
   outstanding                      95,053            82,273           63,770            51,741           44,026

--------------------------------------------------------------------------------------------------------------------

                                   PART II

Item 6.    Selected Financial Data


Summary Consolidated Balance Sheet Data:

                                  2002*             2001              2000              1999           1998**

--------------------------------------------------------------------------------------------------------------------
Total assets                 $   3,258,245     $   3,158,408    $   3,170,385     $   2,693,241    $   2,118,844
                             =============     =============    =============     =============    =============


Long-term debt               $      49,363     $      46,285    $      29,618     $      34,540    $      41,825


Other liabilities,
   exclusive of
   subordinated
   liabilities                   2,070,062         2,231,807        2,252,961         1,908,117        1,434,020


Subordinated liabilities           428,875           205,600          232,325           259,050          200,275


Total partnership capital          709,945           674,716          655,481           491,534          442,724
                             -------------     -------------    -------------     -------------    -------------



Total liabilities and
   partnership capital       $   3,258,245     $   3,158,408    $   3,170,385     $   2,693,241   $    2,118,844
                             =============     =============    =============     =============   ==============

====================================================================================================================

* Net income for 2002 included $8.2 million of gain on the sale of shares that the Partnership received from its memberships in the London Stock Exchange and Toronto Stock Exchange when they demutualized.

** Net income for 1998 included a $41.0 million gain on investment in Federated Investors. The Partnership acquired a small interest in Federated in 1989 for $1.0 million as a strategic investment. During 1998, the Partnership sold a significant portion of its investment in Federated's initial public offering.

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                                        2002 vs. 2001                      2001 vs. 2000
                                                  -------------------------          -------------------------


                                                  Amount         Percentage          Amount         Percentage
------------------------------------------------------------------------------------------------------------------
Revenue:
     Commissions                               $    56,715            5%          $  (160,612)         (11)%
     Principal transactions                         33,002            9               105,966           40
     Investment banking                             16,379           66                (4,869)         (16)
     Interest and dividends                        (39,248)         (22)              (48,220)         (21)
     Gain on investments                             8,186            -                     -            -
     Other                                          52,994           17                37,772           14
                                               -----------                        -----------
       Total revenue                               128,028            6               (69,963)          (3)

     Interest expense                               (6,186)          (9)              (21,194)         (24)
                                               -----------                        -----------

       Net revenue                                 134,214            6               (48,769)          (2)
                                               -----------                        -----------

Operating Expenses:
     Compensation and benefits                      85,059            7               (37,233)          (3)
     Communications and data
       processing                                   29,527           13                21,969           10
     Occupancy and equipment                         7,151            3                28,726           16
     Payroll and other taxes                         8,413           11                 6,584           10
     Floor brokerage and
       clearance fees                                 (383)          (3)               (3,208)         (18)
     Advertising                                       321            1                 5,723           15
     Other operating expenses                        4,397            3                 9,307            7
                                               -----------                        -----------

     Total operating expenses                      134,485            7                31,868            2
                                               -----------                        -----------


Net Income                                     $      (271)           -%          $   (80,637)         (35)%

==================================================================================================================

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

The following table reconciles the components of net revenue reported here in the Results of Operations to the components reported on the Consolidated Statements of Income.

2002:                          Trade          Service      Mgmt., Retire,   Net Interest &      Gain on           Net
                              Revenue           Fees          & Other      Dividend Income    Investments       Revenue
                            -----------     -----------    --------------  ---------------    -----------     -----------
Commissions                 $ 1,034,719     $   275,858     $         -      $         -      $         -     $ 1,310,577
Principal Transactions          402,182               -           1,147                -                -         403,329
Investment Banking               41,055               -               -                -                -          41,055
Interest and Dividends                -               -               -          137,029                -         137,029
Gain on Investments                   -               -               -                -            8,186           8,186
Other                                 -               -         369,849                -                -         369,849
Interest Expense                      -               -               -          (60,282)               -         (60,282)
                            -----------     -----------     -----------      -----------      -----------     -----------
Net Revenue                 $ 1,477,956     $   275,858     $   370,996      $    76,747      $     8,186     $ 2,209,743
                            ===========     ===========     ===========      ===========      ===========     ===========

2001:                          Trade          Service      Mgmt., Retire,   Net Interest &      Gain on           Net
                              Revenue           Fees          & Other      Dividend Income    Investments       Revenue
                            -----------     -----------    --------------  ---------------    -----------     -----------
Commissions                 $   975,625     $   278,237     $         -      $         -      $         -     $ 1,253,862
Principal Transactions          371,558               -          (1,231)               -                -         370,327
Investment Banking               24,676               -               -                -                -          24,676
Interest and Dividends                -               -               -          176,277                -         176,277
Other                                 -               -         316,855                -                -         316,855
Interest Expense                      -               -               -          (66,468)               -         (66,468)
                            -----------     -----------     -----------      -----------      -----------     -----------
Net Revenue                 $ 1,371,859     $   278,237     $   315,624      $   109,809      $         -     $ 2,075,529
                            ===========     ===========     ===========      ===========      ===========     ===========

2000:                          Trade          Service      Mgmt., Retire,   Net Interest &      Gain on           Net
                              Revenue           Fees          & Other      Dividend Income    Investments       Revenue
                            -----------     -----------    --------------  ---------------    -----------     -----------
Commissions                 $ 1,124,309     $   290,165     $         -      $         -      $         -     $ 1,414,474
Principal Transactions          263,816               -             545                -                -         264,361
Investment Banking               29,545               -               -                -                -          29,545
Interest and Dividends                -               -               -          224,497                -         224,497
Other                                 -               -         279,083                -                -         279,083
Interest Expense                      -               -               -          (87,662)               -         (87,662)
                            -----------     -----------     -----------      -----------      -----------     -----------
Net Revenue                 $ 1,417,670     $   290,165     $   279,628      $   136,835      $         -     $ 2,124,298
                            ===========     ===========     ===========      ===========      ===========     ===========

                                   PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (2002 VERSUS 2001)

For 2002, net revenue increased 6% ($134.2 million) to $2.210 billion, while net income decreased $0.3 million and the profit margin decreased to 6.6% from 7.0%. Excluding an $8.2 million investment gain from the sale of the Partnership's London Stock Exchange and Toronto Stock Exchange holdings, net revenue increased 6% ($126.0 million), net income decreased 5% ($7.0 million), and the profit margin decreased to 6.3%. Year over year, the Partnership's net revenue increased due primarily to growth in trade revenue. Net fee revenue increased over last year, but has been negatively impacted by lower customer asset values and lower interest rates. Net income decreased as the growth in net revenue was exceeded by the increase in operating expenses. Operating expenses have increased as the Partnership continues to expand its branch office network. The Partnership added 656 Investment Representatives ("IRs") during 2002, ending the year with 9,172 IRs, an increase of 8%.

Trade revenue comprised 67% of net revenue for 2002, up from 66% for 2001. Conversely net fee revenue comprised 33% for 2002, down from 34% in the corresponding period.

Trade revenue increased 8% ($160.1 million) during 2002 due primarily to an increase in customer dollars invested (customers' buy and sell transactions generating trade revenue), and to a higher gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested were $53.8 billion during 2002, representing a 6% ($3.0 billion) increase from 2001. The firm's margin earned on each $1,000 invested increased to $26.60 in 2002 from $26.30 in 2001 due primarily to a shift in product mix. Year over year, customer purchases shifted to higher margin fixed income and mutual fund products, from individual equities.

Commissions revenue, excluding the service fee component, increased 6% ($59.1 million) during 2002. Commissions revenue increased year over year due primarily to an 18% increase in customer dollars invested in mutual funds. Year to date, mutual fund commissions increased 18% ($93.6 million), while insurance commissions decreased 2% ($2.5 million) and individual equity agency commissions decreased 11% ($32.3 million).

Principal transactions revenue increased 9% ($33.0 million) during 2002 due to a 14% increase in customer dollars invested in bonds. Customers invested $22.6 billion in fixed income products in 2002 compared to $19.7 billion in 2001. Revenue from government bonds increased 75% ($25.0 million), municipal bonds increased 12% ($17.9 million), while corporate bonds decreased 14% ($14.8 million).

Net fee revenue increased 3% ($19.9 million) during 2002. Service fees decreased 1% ($2.4 million) due to the impact of market conditions on the value of customer assets. Average customer assets related to service fees were $114.6 billion in 2002 compared to $115.0 billion 2001. Management, retirement and other fee revenue increased 18% ($55.4 million) during 2002. Revenue received from money market and subtransfer agent services increased 16% ($26.4 million). The number of retirement accounts increased, resulting in custodial fee revenue growth of 26% ($10.1 million). Fees from revenue sharing agreements with mutual funds and insurance companies increased 10% ($8.2 million).

Net interest and dividend income decreased 30% ($33.1 million) during 2002 due primarily to the impact of lower interest rates charged on customers' margin loans, and to a shift in source of funds borrowed. Interest income from customer loans outstanding decreased 27% ($39.8 million). The average rate earned on customer loan balances decreased to approximately 5.62% in 2002 from approximately 7.70% in 2001. Average customer margin loan balances increased 2% to $1.911 billion in 2002. Interest expense from bank loans decreased 82% ($10.6 million), due to lower bank loans outstanding and lower interest rates. Average bank loans decreased 65% to $102.7 million in 2002. Partially offsetting the decrease in bank loan interest was an $7.8 million increase in subordinated debt interest due to issuance of $250 million subordinated debt in June 2002.

                                   PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

Operating expenses increased 7% ($134.5 million) during 2002. Compensation and benefits costs increased 7% ($85.1 million). Within compensation and benefits costs, sales compensation increased 6% ($43.9 million) due to increased revenue, and payroll expense increased 15% ($54.7 million) due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. On a full time equivalent basis, the Partnership had 3,938 headquarters associates and 9,510 branch staff associates as of December 31, 2002, compared to 3,748 headquarters associates and 8,632 branch staff associates as of December 31, 2001. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and the firm's profit margin, decreased 14% ($12.2 million) due to the decrease in the partnership's net income and profit margin.

Communications and data processing expenses increased 13% ($29.5 million) in 2002. Occupancy and equipment expenses increased 3% ($7.2 million). Underlying the increased expenses is the opening in November 2001 of the Partnership's Southwest campus in Tempe, Arizona, which contains a second data center. Additionally, the Partnership added facilities in Tempe for branch training and in St. Louis for headquarters support. Payroll and other taxes increased 11% ($8.4 million) due to growth in the sales force, headquarters associates and branch staff.

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

Trade revenue of $1.372 billion and $1.418 billion comprised 66% and 67% of net revenue for 2001 and 2000. Conversely, net fee revenue sources of $703.7 million and $706.6 million were 34% and 33% of net revenue for 2001 and 2000.

Trade revenue decreased 3% ($45.8 million) during 2001 due primarily to a decrease in customer dollars invested. Total customer dollars underlying buy or sell transactions were $50.8 billion during 2001, a 17% ($10.5 billion) decrease from 2000. The impact of lower customer activity was partially offset by an increase in the margin earned on each $1,000 invested, to $26.30 in 2001 from $22.60 in 2000. Year over year, the composition of the product mix, based on customer dollars invested, has shifted from individual equities and CDs, which have lower margins, to higher margin fixed income, mutual funds, and insurance products. Based on customer dollars invested, individual equities decreased to 28% from 44%, and CD's decreased to 6% from 11%. Fixed income increased to 33% from 18%, mutual funds increased to 26% from 22%, and insurance increased to 7% from 5%. The Partnership added 1,082 IRs since December 31, 2000, ending 2001 with 8,516 IRs in the United States, Canada and the United Kingdom, an increase of 15%. The increase in IRs partially mitigated the impact of the market downturn on trade revenues.

Net fee revenues decreased $3.0 million during 2001. Net interest income decreased 20% ($27.0 million) in 2001 due primarily to the impact of rate reductions during the year narrowing the interest margins combined with a small decrease in customer loans outstanding. Customer loans were $1.9 billion at December 31, 2001 compared to $2.0 billion at December 31, 2000. Service fees decreased 4% ($11.9 million) during 2001 as the underlying value of customer assets was impacted by market conditions. The average of the aggregate customer assets related to service fees decreased from $117.6 billion at December 31, 2000, to $114.6 billion at December 31, 2001. Management, retirement and other fee revenue received from money market and subtransfer agent services increased 13% ($26.7 million). Additionally, the number of IRA accounts increased, resulting in custodial fee revenue growth of 26% ($8.0 million).

                                   PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

Commissions revenue excluding the service fee component decreased 13% ($147.6 million) during 2001. Equity commissions decreased 33% ($145.3 million) due to the shift in product mix away from individual equities. Insurance commissions decreased 1% ($1.5 million) and mutual fund commissions decreased $0.5 million, even though customer dollars invested in insurance and mutual fund products increased as a percentage of the product mix.

Principal transactions revenue increased 40% ($106.0 million) during 2001. The increase was primarily attributable to an increase in corporate, US government and municipal bonds, and mortgage-backed securities, offset by a decrease in CD sales.

Interest expense decreased 24% ($21.2 million) during 2001, due to a decrease in bank loans outstanding and lower interest rates. The average of the aggregate short-term bank loans outstanding was $272,000 during 2001, compared to $413,000 during 2000.

Operating expenses increased 2% ($31.9 million) to $1.9 billion during 2001. Occupancy and equipment expenses increased 16% ($28.7 million) and communications and data processing expenses increased 10% ($22.0 million) during 2001. The Partnership continued to expand its headquarters, branch locations and communications systems to enable it to continue to increase its number of IRs, locations and customers.

Compensation costs decreased 3% ($37.2 million). Variable compensation, including bonuses and profit sharing paid to investment representatives, branch office associates and headquarters associates, which expands and contracts in relation to revenues, net income and profit margin, decreased 54% ($105.9 million) due to the lower revenue and earning levels. Sales compensation decreased 1% ($6.5 million) due to the decrease in trade revenue and service fees. Offsetting these decreases in compensation expense was a 21% ($81.4 million) increase in compensation expense for existing personnel and additional support personnel at both the headquarters and in the branches due to growth in the sales force. On a full time equivalent basis, the firm had 3,748 headquarters associates and 8,632 branch staff associates as of December 31, 2001, compared to 3,547 headquarters associates and 7,625 branch staff associates as of December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 2002, excluding the reserve for anticipated withdrawals, was $681.4 million, compared to $638.9 million at December 31, 2001. Equity capital has increased primarily due to the retention of General Partner earnings ($34.1 million) and the issuance, net of redemptions, of Subordinated Limited Partner interests ($12.8 million), offset by redemption of Limited Partner interests ($4.6 million).

At December 31, 2002, the Partnership had $176.0 million in cash and cash equivalents. Lines of credit are in place aggregating $1.19 billion ($1.14 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at December 31, 2002. The Association had loans from The Federal Home Loan Bank of $13.8 million as of December 31, 2002, which are secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $10.1 million at December 31, 2002, for which the Partnership received cash collateral.

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

Included in the Partnership's operating lease commitments and contingent residual payments are synthetic leasing agreements for two buildings, one in Tempe, Arizona, and one in St. Louis, Missouri. The lessor of the buildings, along with a group of financial institutions, funded the construction of the facilities. The total cost of the facilities covered by these leases was $60.4 million. The synthetic leases have initial terms of five years, with renewal options for two additional terms of up to five years by either the lessor or the Partnership, subject to the approval of the other party. The Partnership may, at its option, purchase the buildings during or at the end of the terms of the leases at approximately the amount expended to construct the facilities. If the Partnership does not exercise the purchase option by or at the end of the lease, the Partnership could be obligated to pay up to $27.5 million for the Tempe, Arizona, facility and up to $23.8 million for the St. Louis, Missouri, facility.

The following table summarizes the Partnership's financing commitments and obligations, excluding customer accounts due on demand.

                                                                Payments Due by Period
                                                                ----------------------

                                       Total       2003       2004       2005       2006       2007    Thereafter
                                     ---------  ---------  ---------  ---------  ---------  ---------  ----------
Bank loans                           $  13,828  $       -  $   2,100  $       -  $       -  $     450  $  11,278
Securities loaned                       10,149     10,149          -          -          -          -          -
Long-term debt                          49,363      9,673      7,857      8,080      9,321      3,581     10,851
Liabilities subordinated to claims
   of general creditors                428,875     20,725     20,725     43,225     45,700     23,200    275,300
Rental commitments                     444,200    122,500     77,800     52,500     37,000     24,400    130,000
Contingent residual payments            51,300          -          -          -          -     51,300          -
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total financing commitments
   and obligations                   $ 997,715  $ 163,047  $ 108,482  $ 103,805  $  92,021  $ 102,931  $ 427,429
                                     =========  =========  =========  =========  =========  =========  =========

For the year ended December 31, 2002, cash and cash equivalents decreased $20.6 million. Cash used in operating activities was $52.1 million. Cash used for operating activities includes lower securities loaned and higher inventory as of December 31, 2002. Securities loaned decreased $122.1 million due to a shift in borrowing to subordinated debt. Securities owned, net, increased $100.3 million year over year. The primary source of cash from operating activities is net income of $148.9 million. Cash used in investing activities was $81.1 million consisting primarily of capital expenditures ($89.4 million) attributable to the firm's expansion of its headquarters and branch facilities required as the firm grows its sales force. Cash provided by financing activities was $112.7 million consisting primarily of the issuance of subordinated debt ($250.0 million) partially offset by partnership withdrawals ($122.0 million).

For the year ended December 31, 2001, cash and cash equivalents increased $20.2 million. Cash provided by operating activities was $287.2 million. Sources include net income ($149.2 million) and net receivable from customers ($348.1 million). These sources were partially offset by a decrease in bank loans ($204.6 million). Cash used in investing activities consisted of $127.0 million in capital expenditures primarily attributable to the firm's expansion of its headquarters and branch facilities due to growth in the sales force, and to investment in information technology hardware and software. Cash used

                                   PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

in financing activities was $140.0 million, primarily for partnership withdrawals ($135.1 million) and repayment of subordinated debt ($26.7 million), partially offset by issuance of long-term debt ($25.0 million) and issuance of Subordinated Limited Partner interests ($12.5 million).

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

As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2002, EDJ's Net Capital of $636.1 million was 34% of aggregate debit items and its Net Capital in excess of the minimum required was $598.9 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 34%. Net capital and the related capital percentage may fluctuate on a daily basis.

CRITICAL ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which may require judgement and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations. The Partnership believes that of its significant accounting policies, the following critical policies, estimates and assumptions may involve a higher degree of judgement and complexity.

Customers' transactions are recorded on a settlement date basis with the related revenue and expenses recorded on a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

Securities owned and sold, not yet purchased, including inventory securities and investment securities, are valued at market value which is determined by using quoted market or dealer prices.

Included in management's discussion and analysis of financial condition and results of operations, and in the quantitative and qualitative disclosures about market risk, and in the notes to the financial statements (See Note 1 to the consolidated financial statements), are additional discussions of the Partnership's accounting policies.

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

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - Interpretation of ARB No. 51" ("FIN 46"), which would become effective for the Partnership for periods beginning after June 27, 2003. The lessor for the Partnership's synthetic leases, an entity unrelated to JFC or its affiliates, is currently being evaluated under FIN 46. It is unclear at this time if the lessor will be considered a variable interest entity. If the lessor is deemed to be a variable interest entity, the Partnership will be required to record the synthetic leases as if they were capital leases rather than operating leases. The amount capitalized, currently estimated at $60,400, would be a deduction from the Partnership's Net Capital. Additionally, the Partnership would record a capital lease obligation for approximately the same amount. Currently, the Partnership's Net Capital is $636,100 and its Net Capital in excess of the minimum required is $598,900. The Partnership does not expect FIN 46 to have a significant impact on its consolidated financial condition, results of operations, or cash flows.

Also, the FASB has issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN45"), effective for the partnership in 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Partnership does not expect FIN 45 to have a significant effect on its consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Partnership and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Partnership does not undertake any obligation to publicly update any forward-looking statements.

                                   PART II

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At December 31, 2002, amounts receivable from customers were $1.909 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities. Depending on business conditions and the mix of assets and liabilities, there can be an impact on net interest earned. The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2002 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                   PART II

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Financial Statements Included in this Item

                                                                                              Page No.
              Report of Independent Accountants.............................................    23

              Consolidated Statements of Financial Condition as of
              December 31, 2002 and 2001 ...................................................    24

              Consolidated Statements of Income for the years ended
              December 31, 2002, 2001 and 2000 .............................................    26

              Consolidated Statements of Cash Flows for the years ended
              December 31, 2002, 2001 and 2000..............................................    27

              Consolidated Statements of Changes in Partnership Capital
              for the years ended December 31, 2002, 2001 and 2000..........................    28

              Notes to Consolidated Financial Statements....................................    29

                                   PART II

Item 8.       Financial Statements And Supplementary Data



                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, cash flows and changes in partnership capital present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries (the "Partnership") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of the Partnership as of December 31, 2001 and for each of the two years then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements in their report dated February 22, 2002.





PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27,  2003

                                   PART II

Item 8.       Financial Statements And Supplementary Data

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   ASSETS

                                                                    December 31,              December 31,
(Amounts in thousands)                                                  2002                      2001

--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                          $     175,953             $     196,508

Securities purchased under agreements to resell                           65,000                    80,000

Receivable from:
     Customers                                                         1,909,376                 1,881,021
     Brokers, dealers and clearing organizations                          99,848                    80,088
     Mortgages and loans                                                 112,959                   100,782

Securities owned, at market value
     Inventory securities                                                204,970                   118,872
     Investment securities                                               175,249                   180,719

Equipment, property and improvements, at cost,
     net of accumulated depreciation                                     298,129                   298,072

Other assets                                                             216,761                   222,346
                                                                   -------------             -------------

         TOTAL ASSETS                                              $   3,258,245             $   3,158,408

==============================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.       Financial Statements And Supplementary Data

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     LIABILITIES AND PARTNERSHIP CAPITAL

                                                                    December 31,              December 31,
(Amounts in thousands)                                                  2002                      2001

--------------------------------------------------------------------------------------------------------------
Bank loans                                                         $      13,828             $      13,679

Payable to:
     Customers                                                         1,622,595                 1,602,726
     Brokers, dealers and clearing organizations                          20,334                    41,990
     Depositors                                                          109,724                   103,950

Securities loaned                                                         10,149                   132,231

Securities sold, not yet purchased,
     at market value                                                      15,536                    35,251

Accounts payable and accrued expenses                                    120,846                   121,558

Accrued compensation and employee benefits                               157,050                   180,422

Long-term debt                                                            49,363                    46,285
                                                                   -------------             -------------

                                                                       2,119,425                 2,278,092
                                                                   -------------             -------------
Liabilities subordinated to claims
     of general creditors                                                428,875                   205,600
                                                                   -------------             -------------

Commitments and contingencies

Partnership capital net of reserve for anticipated withdrawals:
     Limited partners                                                    228,666                   233,228
     Subordinated limited partners                                        95,299                    82,455
     General partners                                                    357,406                   323,261
                                                                   -------------             -------------

                                                                         681,371                   638,944

Reserve for anticipated withdrawals                                       28,574                    35,772
                                                                   -------------             -------------

         TOTAL PARTNERSHIP CAPITAL                                       709,945                   674,716
                                                                   -------------             -------------

         TOTAL LIABILITIES AND PARTNERSHIP
           CAPITAL                                                $    3,258,245             $   3,158,408

==============================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.       Financial Statements And Supplementary Data


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years Ended
                                                              ----------------------------------------------------
(Amounts in thousands,                                         December 31,      December 31,     December 31,
except per unit information)                                       2002              2001            2000

------------------------------------------------------------------------------------------------------------------
Revenue:
     Commissions                                              $   1,310,577     $   1,253,862    $   1,414,474
     Principal transactions                                         403,329           370,327          264,361
     Investment banking                                              41,055            24,676           29,545
     Interest and dividends                                         137,029           176,277          224,497
     Gain on investments                                              8,186                 -                -
     Other                                                          369,849           316,855          279,083
                                                              -------------     -------------    -------------

         Total revenue                                            2,270,025         2,141,997        2,211,960

     Interest expense                                                60,282            66,468           87,662
                                                              -------------     -------------    -------------

         Net revenue                                              2,209,743         2,075,529        2,124,298
                                                              -------------     -------------    -------------

Operating expenses:
     Compensation and benefits                                    1,285,284         1,200,225        1,237,458
     Communications and data processing                             262,751           233,224          211,255
     Occupancy and equipment                                        218,538           211,387          182,661
     Payroll and other taxes                                         82,518            74,105           67,521
     Floor brokerage and clearance fees                              13,993            14,376           17,584
     Advertising                                                     43,971            43,650           37,927
     Other operating expenses                                       153,773           149,376          140,069
                                                              -------------     -------------    -------------

         Total operating expenses                                 2,060,828         1,926,343        1,894,475
                                                              -------------     -------------    -------------

Net income                                                    $     148,915     $     149,186    $     229,823
                                                              =============     =============    =============
Net income allocated to:
     Limited partners                                         $      20,196     $      22,935    $      31,440
     Subordinated limited partners                                   15,889            14,949           21,294
     General partners                                               112,830           111,302          177,089
                                                              -------------     -------------    -------------

                                                              $     148,915     $     149,186    $     229,823
                                                              =============     =============    =============
Net income per weighted average $1,000
  equivalent partnership unit outstanding:
     Limited partners                                         $       87.44     $       96.89    $      179.21
                                                              =============     =============    =============

     Subordinated limited partners                            $      167.16     $      181.70    $      333.92
                                                              =============     =============    =============

Weighted average $1,000 equivalent
  partnership units outstanding:
     Limited partners                                               230,970           236,696          175,436
                                                              =============     =============    =============
     Subordinated limited partners                                   95,053            82,273           63,770
                                                              =============     =============    =============

==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.       Financial Statements And Supplementary Data

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended
                                                                -------------------------------------------------------
                                                                 December 31,       December 31,       December 31,
(Amounts in thousands)                                               2002               2001               2000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $     148,915      $     149,186      $     229,823
     Adjustments to reconcile net income to net
       cash (used in)/provided by operating activities -
         Depreciation and amortization                                 89,295             77,237             66,643
         Gain on sales of investments                                  (8,186)                 -                  -
     Changes in assets and liabilities:
     Securities purchased under agreements to resell                   15,000            (80,000)            75,000
     Securities sold under agreements to repurchase                         -            (24,969)          (163,911)
     Net receivable from customers                                     (8,486)           348,086           (120,008)
     Net receivable from brokers, dealers and
       clearing organizations                                         (41,416)            20,260            (43,848)
     Receivable from mortgages and loans                              (12,177)            (1,836)           (16,222)
     Securities owned, net                                           (100,343)            39,597              9,985
     Other assets                                                       5,514             13,351            (87,879)
     Bank loans                                                           149           (204,635)           108,417
     Securities loaned                                               (122,082)            (8,365)            94,385
     Payable to depositors                                              5,774             16,400             10,298
     Accounts payable and accrued expenses                               (712)            (4,561)            42,733
     Accrued compensation and employee benefits                       (23,372)           (52,571)            16,059
                                                                -------------      -------------      -------------
       Net cash (used in)/provided by operating activities            (52,127)           287,180            221,475
                                                                -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment, property and improvements, net            (89,352)          (127,019)           (90,141)
     Proceeds from sales of investments                                 8,257                  -                  -
                                                                -------------      -------------      -------------
       Net cash used in investing activities                          (81,095)          (127,019)           (90,141)
                                                                -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                                        13,100             25,000                  -
     Repayment of long-term debt                                      (10,022)            (8,333)            (4,922)
     Issuance of subordinated liabilities                             250,000                  -                  -
     Repayment of subordinated liabilities                            (26,725)           (26,725)           (26,725)
     Issuance of partnership interests                                 13,709             12,450            114,014
     Redemption of partnership interests                               (5,427)            (7,316)            (4,937)
     Withdrawals and distributions from partnership capital          (121,968)          (135,085)          (174,953)
                                                                -------------      -------------      -------------
       Net cash provided by/(used in) financing activities            112,667           (140,009)           (97,523)
                                                                -------------      -------------      -------------
       Net (decrease)/increase in cash and cash equivalents           (20,555)            20,152             33,811

CASH AND CASH EQUIVALENTS,
     Beginning of year                                                196,508            176,356            142,545
     End of year                                                $     175,953      $     196,508      $     176,356
                                                                =============      =============      =============

     Cash paid for interest                                     $      60,201      $      67,523      $      87,479

The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.       Financial Statements And Supplementary Data

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             Subordinated
                                             Limited            Limited          General
                                           Partnership        Partnership      Partnership
(Amounts in thousands)                       Capital            Capital          Capital           Total

----------------------------------------------------------------------------------------------------------------
Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 1999                             149,009            52,463          243,665           445,137

Issuance of partnership interests                95,572            18,442                -           114,014
Redemption of partnership interests              (4,437)             (500)               -            (4,937)
Net Income                                       31,440            21,294          177,089           229,823
Withdrawals and distributions                   (10,867)          (15,496)        (102,193)         (128,556)
                                          -------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       260,717            76,203          318,561           655,481
Reserve for anticipated withdrawals             (20,573)           (5,798)         (26,020)          (52,391)
                                          -------------     -------------    -------------     -------------

Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2000                             240,144            70,405          292,541           603,090

Issuance of partnership interests                     -            12,450                -            12,450
Redemption of partnership interests              (6,916)             (400)               -            (7,316)
Net Income                                       22,935            14,949          111,302           149,186
Withdrawals and distributions                    (8,445)          (10,750)         (63,499)          (82,694)
                                          -------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       247,718            86,654          340,344           674,716
Reserve for anticipated withdrawals             (14,490)           (4,199)         (17,083)          (35,772)
                                          -------------     -------------    -------------     -------------

Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2001                             233,228            82,455          323,261           638,944

Issuance of partnership interests                     -            13,709                -            13,709
Redemption of partnership interests              (4,562)             (865)               -            (5,427)
Net Income                                       20,196            15,889          112,830           148,915
Withdrawals and distributions                    (9,023)          (12,766)         (64,407)          (86,196)
                                          -------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       239,839            98,422          371,684           709,945
Reserve for anticipated withdrawals             (11,173)           (3,123)         (14,278)          (28,574)
                                          -------------     -------------    -------------     -------------

Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2002                       $     228,666     $      95,299    $     357,406     $     681,371

Included in Total Partnership Capital as of December 31, 2002, 2001, and
2000 is a Reserve for Anticipated Withdrawals, which the Partnership distributed to its General and Limited Partners subsequent to year end.

The accompanying notes are an integral part of these consolidated financial statements.

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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker-dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate, and other loans to individuals primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

The financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Assets which are recorded at contracted amounts approximating fair value consist largely of short-term receivables. Similarly, the Partnership's short-term liabilities are recorded at contracted amounts approximating fair value.

TRANSACTIONS. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. Customers' transactions are recorded on a settlement date basis with the related revenue and expenses recorded on a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

CASH AND CASH EQUIVALENTS. The Partnership considers all highly liquid investments, including money market securities, with original maturities of three months or less, to be cash equivalents.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Partnership participates in short-term resale agreements and repurchase agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership's policy to have such underlying resale agreement collateral deposited in its accounts at its custodian banks. Repurchase transactions require the Partnership to deposit collateral

                                   PART II

Item 8.       Financial Statements And Supplementary Data

with the lender. Resale and repurchase agreements are carried at the amount at which the securities will be subsequently resold/repurchased as specified in the agreements.

SECURITIES-LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender. With respect to securities loaned, the Partnership receives collateral in the form of cash or other collateral of 102% the market value of securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

COLLATERAL. The Partnership reports as assets collateral it has pledged in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership does not report as an asset collateral it has received in secured lending and other arrangements because the debtor typically has the right to redeem or substitute the collateral on short notice.

SECURITIES OWNED AND SOLD, NOT YET PURCHASED. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are valued at market value which is determined by using quoted market or dealer prices.

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of two to twelve years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Property improvements are amortized based on the remaining life of the property or economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value.

SEGREGATED CASH. Cash of $53 and $51, respectively, was segregated in a special reserve bank account for the benefit of customers, and is included in Cash and Cash Equivalents as of December 31, 2002 and 2001 under rule 15c3-3 of the Securities and Exchange Commission.

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership, and each partner is liable for their own tax payments.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Accounts receivable from and payable to customers include margin balances and amounts due on cash transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the financial statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request. The Partnership pays interest on certain credit balances in customer accounts.

                                   PART II

Item 8.       Financial Statements And Supplementary Data

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
           AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                                2002                      2001
                                                            -----------               -----------
Receivable from clearing organizations                      $    74,805               $    50,849
Securities failed to deliver                                     15,601                    17,385
Dividends receivable                                              6,303                     7,843
Deposits paid for securities borrowed                             1,601                     2,331
Other                                                             1,538                     1,680
                                                            -----------               -----------
Total receivable from brokers, dealers
   and clearing organizations                               $    99,848               $    80,088
                                                            ===========               ===========

Securities failed to receive                                $    18,067               $    32,071
Other                                                             2,267                     9,919
                                                            -----------               -----------
Total payable to brokers, dealers and
   clearing organizations                                   $    20,334               $    41,990
                                                            ===========               ===========

Receivable from clearing organizations represents balances and deposits with clearing organizations and the Partnership's Canadian carrying broker. Securities failed to deliver/receive represent the contract value of securities which have not been received or delivered by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is comprised of the Association's primarily adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

                                   PART II

Item 8.       Financial Statements And Supplementary Data

NOTE 5 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Securities owned and sold, not yet purchased, are summarized as follows (at market value):

                                                              2002                               2001
                                                ------------------------------     -------------------------------

                                                                   Securities                         Securities
                                                                      Sold,                              Sold,
                                                 Securities          not yet         Securities         not yet
                                                    Owned           Purchased           Owned          Purchased
                                                -------------    -------------     -------------    --------------
Inventory securities:
     Certificates of deposit                    $       3,340    $         730     $       4,515    $        1,553
     U.S. and Canadian government
       and U.S. agency obligations                     68,571            2,899            16,849               866
     State and municipal obligations                  124,299              383            58,935            24,577
     Corporate bonds and notes                          5,585            9,238            24,540             2,308
     Equities                                           1,545              250             2,833             2,810
     Collateralized mortgage obligations                  480                -             7,368                 -
     Other                                              1,150            2,036             3,832             3,137
                                                -------------    -------------     -------------    --------------

                                                $     204,970    $      15,536     $     118,872    $       35,251
                                                =============    =============     =============    ==============
Investment securities:
       U.S. government and agency
         obligations                            $     175,249                      $     180,719
                                                =============                      =============

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. The futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $10,000 and $12,000 at December 31, 2002 and 2001, respectively.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                                         2002                           2001
                                                                     -----------                   -----------
Land                                                                 $    12,915                   $    12,749
Buildings and improvements                                               238,641                       211,522
Equipment, furniture and fixtures                                        539,038                       487,957
                                                                     -----------                   -----------

     Total equipment, property and improvements                          790,594                       712,228

Accumulated depreciation and amortization                               (492,465)                     (414,156)
                                                                     -----------                   -----------

     Equipment, property and improvements, net                       $   298,129                   $   298,072
                                                                     ===========                   ===========

                                   PART II

Item 8.       Financial Statements And Supplementary Data

Depreciation expense on equipment, property and improvements is included in the income statement under Communications and Data Processing and Occupancy and Equipment.

NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2002, the Partnership had bank lines of credit aggregating $1,190,000 of which $1,140,000 were through uncommitted facilities. Actual borrowing availability is primarily based on the value of securities owned and customers' margin securities. At December 31, 2002, collateral with a market value $1,666,000 was available to support bank loans of EDJ. There were no bank loans outstanding under these lines as of December 31, 2002 or 2001. Additionally, the Association had loans from The Federal Home Loan Bank of $13,828 and $13,679 as of December 31, 2002 and 2001, respectively, which are collateralized by mortgage loans. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate based on short-term lending rates. The average of the aggregate short-term bank loans outstanding was $179,000, $272,000 and $413,000 and the average interest rate was 2.7%, 4.6%, and 7.0% for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors are comprised of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                                 2002                  2001
                                                                             -----------           -----------
Note payable, secured by equipment, interest paid quarterly at a variable rate (3.53% at December 31, 2002) based on LIBOR plus applicable margin, due in annual installments of $5,000, with a final
     installment of $6,000 on September 30, 2006.                            $    21,000           $    25,000

Notes payable, secured by real estate, fixed rates of 8.23% and 6.82%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                   13,486                15,461

Note payable, secured by real estate, fixed rate of 7.28%, principal and interest due in monthly installments, with a final installment
     on June 1, 2017.                                                             12,854                     -

Notes payable, secured by real estate, fixed rates of 8.72% and 6.52%, principal and interest due in monthly installments,
     with a final installment on June 5, 2003.                                     2,023                 5,824
                                                                             -----------           -----------

                                                                             $    49,363           $    46,285
                                                                             ===========           ===========

                                   PART II

Item 8.       Financial Statements And Supplementary Data

Scheduled annual principal payments, as of December 31, 2002, are as follows:

                                                            Principal
                             Year                            Payment
                           --------                        -----------
                           2003                            $     9,673
                           2004                                  7,857
                           2005                                  8,080
                           2006                                  9,321
                           2007                                  3,581
                           Thereafter                           10,851
                                                           -----------

                                                           $    49,363
                                                           ===========

The real estate debt of $28,400 at December 31, 2002 is collateralized by land and buildings with a cost basis of $69,500 and a carrying value of $48,400 at December 31, 2002. The $21,000 equipment debt as of December 31, 2002 is collateralized by equipment with a cost basis of $26,300 and a carrying value of $13,800 at December 31, 2002. Certain agreements contain restrictions that among other things, require maintenance of a fixed charge coverage ratio and minimum net capital. The Partnership is in compliance with all debt covenants and restrictions as of December 31, 2002 and 2001. The carrying amounts of the long-term debt approximate their fair value as of December 31, 2002 and 2001.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors consist of:

                                                                                 2002                  2001
                                                                             -----------           -----------
Capital notes, 7.33%, due in annual installments of $50,000 commencing on
     June 12, 2010, with a final installment on June 12, 2014.               $   250,000           $         -

Capital notes, with rates ranging from 7.51% to 7.79%, due in annual installments ranging from $3,700 to $25,000, commencing on August 15,
     2005, with a final installment of $3,700 on August 15, 2011.                 75,000                75,000

Capital notes, 8.18%, due in annual installments of $10,500,
     with a final installment on September 1, 2008.                               63,000                73,500

Capital notes, 7.95%, due in annual installments of $10,225, with a final
     installment of of $10,200 on April 15, 2006.                                 40,875                51,100

Capital notes, 8.96%, due in annual installments of $6,000, with a final
     installment on May 1, 2002.                                                       -                 6,000
                                                                             -----------           -----------

                                                                             $   428,875           $   205,600
                                                                             ===========           ===========

                                   PART II

Item 8.       Financial Statements And Supplementary Data

Required annual principal payments, as of December 31, 2002, are as follows:

                                                            Principal
                             Year                            Payment
                           --------                        -----------
                           2003                            $    20,725
                           2004                                 20,725
                           2005                                 43,225
                           2006                                 45,700
                           2007                                 23,200
                           Thereafter                          275,300
                                                           -----------

                                                           $   428,875
                                                           ===========

The capital note agreements contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 2002, the Partnership was required, under the note agreements, to maintain minimum partnership capital of $400,000 and Net Capital as computed in accordance with the Uniform Net Capital rule of 7.5% of aggregate debit items, or $139,638 (see Note 12).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange and, therefore, are included in the Partnership's computation of Net Capital under the Securities and Exchange Commission's Uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $466,000 and $213,000 as of December 31, 2002 and 2001, respectively.

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 228,666 and 233,228 $1,000 units at December 31, 2002 and 2001, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $17,307, $17,754 and $13,423, for the years ended December 31, 2002, 2001 and 2000, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital, consisting of 95,299 and 82,455 $1,000 units at December 31, 2002 and 2001, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Under the Partnership agreement, a withdrawing limited partner's capital is payable in three equal annual installments; a withdrawing subordinated limited or general partner's capital is payable in four equal annual installments. The repayments of withdrawing limited, subordinated limited and general partners' capital commence at their withdrawal dates.

NOTE 12 - NET CAPITAL REQUIREMENTS

As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also

                                   PART II

Item 8.       Financial Statements And Supplementary Data

provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At December 31, 2002, EDJ's Net Capital of $636,100 was 34% of aggregate debit items and its Net Capital in excess of the minimum required was $598,900. Net Capital as a percentage of aggregate debits after anticipated withdrawals was also 34%. Net Capital and the related capital percentage may fluctuate on a daily basis.

NOTE 13 - GAIN ON INVESTMENTS

During the year, the Partnership sold all of the shares it received from its memberships in the London Stock Exchange and Toronto Stock Exchange when they demutualized. The Partnership realized an $8,186 gain on the sale of these shares.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Partnership maintains a profit sharing plan covering all eligible employees. Contributions to the plan are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $35,600, $36,000 and $58,000 were provided by the Partnership for its contributions to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 15 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense was $179,400, $162,200 and $136,500 for the years ended December 31, 2002,
2001 and 2000, respectively.

The Partnership's noncancelable lease commitments greater than one year and its contingent residual payments, as of December 31, 2002, are summarized below:

                                                                     Contingent
                                                Rental                Residual
                        Year                  Commitments             Payments
                      --------               -------------          ------------
                      2003                   $     122,500          $          -
                      2004                          77,800                     -
                      2005                          52,500                     -
                      2006                          37,000                     -
                      2007                          24,400                51,300
                      Thereafter                   130,000                     -

Included in the Partnership's operating lease commitments and contingent residual payments are synthetic lease agreements for two buildings: one in Tempe, Arizona and another one in St. Louis, Missouri. The lessor of the buildings, along with a group of financial institutions, funded the construction of the facilities. The total cost of the facilities covered by these leases was $60,400. The synthetic leases have initial terms of five years, with renewal options for two additional terms up to five years by either the lessor or the Partnership, subject to the approval of the other party. The Partnership may, at its option, purchase the buildings during or at the end of the terms of the leases at approximately the amount expended to construct the facilities. If the Partnership does not exercise the purchase option by or at the

                                   PART II

Item 8.       Financial Statements And Supplementary Data

end of the leases, the Partnership would be responsible for contingent residual payments of up to $27,500 for the Tempe, Arizona facility and up to $23,800 for the St. Louis, Missouri facility, which would be reduced based on the proceeds from the sale of the buildings.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - Interpretation of ARB No. 51" ("FIN 46"), which would become effective for the Partnership for periods beginning after June 27, 2003. The lessor for the Partnership's synthetic leases, an entity unrelated to JFC or its affiliates, is currently being evaluated under FIN 46. It is unclear at this time if the lessor will be considered a variable interest entity. If the lessor is deemed to be a variable interest entity, the Partnership will be required to record the synthetic leases as if they were capital leases rather than operating leases. The amount capitalized, currently estimated at $60,400, would be a deduction from EDJ's Net Capital. Additionally, the Partnership would record a capital lease obligation for approximately the same amount. Currently, EDJ's Net Capital is $636,100 and its Net Capital in excess of the minimum required is $598,900. The Partnership does not expect FIN 46 to have a significant impact on its consolidated financial condition, results of operations, or cash flows.

EDJ has an equipment acquisition agreement with a financial institution. Under terms of the agreement, equipment is purchased by the financial institution as lessor and EDJ is obligated to lease the equipment. Equipment acquired by the financial institution but not yet leased by the Partnership at December 31, 2002, amounted to $3,300, which is not included in the operating lease commitment table above. Should the equipment acquisition agreement be terminated, EDJ has a commitment to pay the financial institution for the equipment acquired under the equipment acquisition agreement.

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

NOTE 17 - RELATED PARTIES

EDJ has a minority partnership interest in the investment advisor to the Edward Jones Money Market Fund (the "Money Market Fund"). The Partnership does not have management responsibility for the advisor. Other than the Money Market Fund, the Partnership does not distribute any other proprietary funds. Approximately 3% of the Partnership's revenues were derived from the advisor and the Money Market Fund during 2002, 2001 and 2000.

                                   PART II

Item 8.       Financial Statements And Supplementary Data

NOTE 18 - QUARTERLY INFORMATION

(Unaudited)
                                                                     Quarters Ended
                                                                ------------------------


                                          March 30,          June 29,           September 28,        December 31,
                                        -------------     -------------         -------------       --------------
2001

Total revenue                           $     529,032     $     538,817         $     528,467       $      545,681
Net income                                     37,786            40,703                33,938               36,759
Net income per weighted average
  $1,000 equivalent partnership
  unit outstanding:
     Limited partners                   $       24.54     $       26.44         $       22.04       $        23.87
     Subordinated limited partners              47.51             50.03                 40.79                43.37


                                          March 29,          June 28,           September 27,        December 31,
                                        -------------     -------------         -------------       --------------
2002

Total revenue                           $     573,861     $     614,468         $     547,927       $      533,769
Net income                                     41,629            50,095                31,357               25,834
Net income per weighted average
  $1,000 equivalent partnership
  unit outstanding:
     Limited partners                   $       24.46     $       29.45         $       18.43       $        15.10
     Subordinated limited partners              48.16             56.53                 34.60                27.87

ITEM 9.       CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 11, 2002, the Partnership dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent accountants. The reports of Arthur Andersen on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent years and through July 11, 2002 there have been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent years and through July 11, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Partnership has provided Arthur Andersen a copy of the foregoing disclosure.

The Partnership requested that Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements as reported in the Partnership's July 11, 2002 Form 8-K. The Partnership was notified by Arthur Andersen that they are no longer issuing such acknowledgments.

                                   PART II

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure


The Partnership engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of July 11, 2002. During the two most recent fiscal years and through July 11, 2002, the Partnership had not consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Partnership or oral advice was provided that PwC concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                  PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of January 31, 2003, the Partnership was comprised of 235 general partners, 5,217 limited partners and 134 subordinated limited partners. Under the terms of the Partnership Agreement, John W. Bachmann is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 235 general partners.

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

Following is a listing of the names of the Executive Committee, ages, dates of becoming a general partner and area of responsibility for each as of January 31, 2003:

Name                               Age                  Partner         Area of Responsibility
-------------------------------------------------------------------------------------------------------
John W. Bachmann                    64                    1970          Managing Partner
Douglas E. Hill                     58                    1974          Product & Sales Division
Michael R. Holmes                   44                    1996          Human Resources
Richie L. Malone                    54                    1979          Information Systems
Steven Novik                        53                    1983          Finance & Accounting
Darryl L. Pope                      63                    1971          Service Division
Robert Virgil, Jr.                  68                    1993          Headquarters Administration

-------------------------------------------------------------------------------------------------------


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


                                                  (1)            (2)           (3)
                                                                            Net Income
                                                              Deferred       Allocated
                                                              Compen-      to General              Total
                                  Year        Salaries         sation        Partners           (1) (2) (3)
----------------------------------------------------------------------------------------------------------------
John W. Bachmann                  2002       $  206,250      $  5,620     $  1,043,042          $  1,254,912
                                  2001          200,000         5,202        1,449,260             1,654,462
                                  2000          200,000         8,789        3,131,881             3,340,670

Doug Hill                         2002          181,250         5,620        3,119,026             3,305,896
                                  2001          175,000         5,202        3,097,686             3,277,888
                                  2000          175,000         8,789        5,516,789             5,700,578

Richie L. Malone                  2002          163,750         5,620        3,012,976             3,182,346
                                  2001          160,000         5,202        2,995,288             3,160,490
                                  2000          160,000         8,789        5,109,485             5,278,274

Gary D. Reamey                    2002          138,750         5,620        2,998,277             3,142,647
                                  2001          135,000         5,202        2,969,546             3,109,748
                                  2000          135,000         8,789        4,724,726             4,868,515

James D. Weddle                   2002          163,750         5,620        2,795,363             2,964,733
                                  2001          160,000         5,202        2,764,750             2,929,952
                                  2000          160,000         8,789        4,657,091             4,825,880

================================================================================================================

(1) Each non-selling general partner receives a salary generally ranging from $90,000 - $225,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the five individuals listed above earned any such commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.

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

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held



                                  PART III

       by each general partner ranged from .03% to 3.1% in 2002, 0.03% to 3.1% in 2001, and 0.05% to 3.4% in 2000. At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Net income allocated to general partners excludes income required to be reinvested under the Partnership Agreement.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 183 of the general partners also own limited partnership interests and 52 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of January 31, 2003:

                                            Name of                   Amount of
                                            Beneficial                Beneficial             % of
Title of Class                              Owner                     Ownership             Class

------------------------------------------------------------------------------------------------------
Limited Partnership                         All General
Interests                                   Partners as
                                            a Group                 $ 22,948,200              10%

Subordinated                                All General
Limited Partnership                         Partners as
Interests                                   a Group                 $ 52,514,711              51%

------------------------------------------------------------------------------------------------------


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

                                  PART III

ITEM 14.      CONTROLS AND PROCEDURES

Based upon an evaluation performed within 90 days of the date of this report, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership's disclosure controls and procedures were effective.

There have been no significant changes in internal controls or other factors that significantly affect these controls subsequent to the date of the evaluation.

                                   PART IV



ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

                                                                                       Page No.

                                       INDEX
(a)     (1)  The following financial statements are included in Part II, Item 8:

        Report of Independent Accountants................................................23

        Consolidated Statements of Financial Condition as of
        December 31, 2002 and 2001.......................................................24

        Consolidated Statements of Income for the years ended
        December 31, 2002, 2001 and 2000.................................................26

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000.................................................27

        Consolidated Statements of Changes in Partnership Capital
        for the years ended December 31, 2002, 2001 and 2000.............................28

        Notes to Consolidated Financial Statements ......................................29

        (2) The following financial statements are included in Schedule I:

        Parent Company Only Condensed Statements of Financial Condition as
        of December 31, 2002 and 2001....................................................52

        Parent Company Only Condensed Statements of Income for the years ended December 31, 2002, 2001 and 2000...........................................53

        Parent Company Only Condensed Statements of Cash Flows for the
        years ended December 31, 2002, 2001 and 2000.....................................54

        Report of Independent Accountants................................................55

        Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(b)     Report on Form 8-K

        No reports on Form 8-K were filed in the fourth quarter of 2002.

(c)     Exhibits

        Reference is made to the Exhibit Index hereinafter contained.

                                 SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            ---------------------------------------------------

By (Signature and Title)       /s/ John W. Bachmann
                            ---------------------------------------------------
                                   John W. Bachmann, Chief Executive Officer


Date                        March 27, 2003
                            ---------------------------------------------------



By (Signature and Title)       /s/ Steven Novik
                            ---------------------------------------------------
                                   Steven Novik, Chief Financial Officer


Date                        March 27, 2003
                            ---------------------------------------------------

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

                    CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John W. Bachmann, certify that:

1. I have reviewed this annual report on Form 10-K of The Jones Financial Companies, L.L.L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;
       b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the Executive Committee:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize, and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other associates who have a significant role in the Partnership's internal controls.

6. The Partnership's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   /s/ John W. Bachmann
                                   -------------------------------------------
                                   Chief Executive Officer
                                   The Jones Financial Companies, L.L.L.P.
                                   March 27, 2003

                    CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven Novik, certify that:

1. I have reviewed this annual report on Form 10-K of The Jones Financial Companies, L.L.L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;
       b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the Executive Committee:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize, and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other associates who have a significant role in the Partnership's internal controls.

6. The Partnership's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   /s/ Steven Novik
                                   --------------------------------------------
                                   Chief Financial Officer
                                   The Jones Financial Companies, L.L.L.P.
                                   March 27, 2003

                        EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                           FOR THE YEAR ENDED DECEMBER 31, 2002

Exhibit
Number           Page          Description

  3.1                          Thirteenth Amended and Restated Agreement of Registered
                               Limited Liability Limited Partnership of The Jones
                               Financial Companies, L.L.L.P., dated as of February 11,
                               2003.

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

 10.10             *           Agreement and Plan of Acquisition between The Jones
                               Financial Companies and Boone National Savings and Loan
                               Association, F.A., incorporated herein by reference to
                               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                               for the quarter ended September 30, 1994.

 10.11             *           Mortgage Note; South Second Deed of Trust and Security
                               Agreement between EDJ Leasing Co., L.P. and Nationwide Life
                               Insurance Company dated August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

 10.12             *           Mortgage Note; North Second Deed of Trust and Security
                               Agreement between EDJ Leasing Co., L.P. and Nationwide Life
                               Insurance Company dated August 31, 1995, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

 10.13             *           Note Purchase Agreement by Edward D. Jones & Co., L.P. for
                               $94,500,000 aggregate principal amount of 8.18% subordinated capital notes due September 1, 2008, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.

 10.14             *           Note Purchase Agreement by Edward D. Jones & Co., L.P. for
                               $75,000,000 aggregate principal amount of subordinated
                               capital notes with rates ranging from 7.51% to 7.79% due
                               September 15, 2011, incorporated herein by reference to the
                               Company's Quarterly Report on Form 10-Q for the quarter ended
                               September 24, 1999.

 10.15             *           Lease between Eckelkamp Office Center South, L.L.C., a
                               Missouri Limited Liability Company, as Landlord and Edward D.
                               Jones & Co., L.P., a Missouri Limited Partnership, as Tenant,
                               dated February 3, 2000, incorporated by reference to the
                               Company's Annual Report on Form 10-K for the year ended
                               December 31, 2001.

 10.16             *           Master Agreement dated as of November 30, 2000 among Edward
                               D. Jones & Co., L.P., as Lessee, Construction Agent and



                               Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Arizona as AFG Equity, Limited Partnership) as
                               Lessor, Suntrust Bank and Certain Financial Institutions
                               Parties Hereto, as Lenders, and Suntrust Bank as agent, and joined in by the The Jones Financial Companies, L.L.L.P.,
                               incorporated herein by reference to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 2001.

 10.17             *           Master Lease Agreement dated as of November 30, 2000
                               between Atlantic Financial Group, Ltd. (registered to do
                               business in Arizona as AFG Equity, Limited Partnership), as
                               Lessor, and Edward D. Jones & Co., L.P., as Lessee,
                               incorporated herein by reference to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 2001.

 10.18             *           Master Lease Agreement between Edward D. Jones & Co., L.P.
                               and Fleet Capital Corporation dated as of August 22, 2001, incorporated herein by reference to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 2001.

 10.19             *           Credit Agreement dated as of August 27, 2001 between EDJ
                               Leasing Co., L.P. and Southtrust Bank, incorporated herein by reference to the Company's Annual Report on Form 10-K for the
                               year ended December 31, 2001.

 10.20             *           Master Lease Agreement between EDJ Leasing Co., L.P. and
                               Edward D. Jones & Co., L.P. dated August 27, 2001,
                               incorporated herein by reference to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 2001.

 10.21             *           Master Agreement dated as of September 18, 2001 among
                               Edward D. Jones & Co., L.P., as Lessee, Construction Agent
                               and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Missouri as Atlantic Financial Group, L.P.) as
                               Lessor, Suntrust Bank and Certain Financial Institutions
                               Parties Hereto, as Lenders, and Suntrust Bank, as Agent and
                               joined in by The Jones Financial Companies, L.L.L.P,
                               incorporated herein by reference to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 2001.

 10.22             *           Master Lease Agreement dated as of September 18, 2001
                               between Atlantic Financial Group, Ltd. (registered to do
                               business in Missouri as Atlantic Financial Group, L.P.), as
                               Lessor, and Edward D. Jones & Co., L.P., as Lessee,
                               incorporated herein by reference to the Company's Annual
                               Report on Form 10-K for the year ended December 31, 2001.

 10.23             *           Note Purchase Agreement by Edward D. Jones & Co., L.P., for
                               $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated herein by
                               reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.



 23.1                          Consent of Independent Accountants, filed herewith.

 24                *           Delegation of Power of Attorney to Managing Partner
                               contained within Exhibit 3.1

 99.1                          Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to previously filed exhibits.

                                                                                                        Schedule I

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                    CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                    December 31,                  December 31,
(Amounts in thousands)                                                  2002                          2001

------------------------------------------------------------------------------------------------------------------
ASSETS:

Cash and cash equivalents                                         $        3,420                 $       3,678

Investment in subsidiaries                                               701,748                       667,352

Other assets                                                               5,907                         5,256
                                                                  --------------                 -------------

         TOTAL ASSETS                                             $      711,075                 $     676,286
                                                                  ==============                 =============


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
     and accrued expenses                                         $        1,130                 $       1,570
                                                                  --------------                 -------------


         TOTAL LIABILITIES                                                 1,130                         1,570

         TOTAL PARTNERSHIP CAPITAL                                       709,945                       674,716
                                                                  --------------                 -------------


         TOTAL LIABILITIES AND PARTNERSHIP
           CAPITAL                                                $      711,075                 $     676,286

==================================================================================================================





These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                            Schedule I (continued)

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                          CONDENSED STATEMENTS OF INCOME

                                                                                 Years Ended
                                                            ------------------------------------------------------
                                                             December 31,        December 31,     December 31,
(Amounts in thousands)                                           2002                2001              2000

------------------------------------------------------------------------------------------------------------------
NET REVENUE:

     Subsidiary earnings                                    $     148,066       $     147,835    $     226,225
     Management fee income                                         35,661              32,876           27,905
     Other                                                           (280)                495            2,032
                                                            -------------       -------------    -------------

         Total revenue                                            183,447             181,206          256,162
                                                            -------------       -------------    -------------

     Interest expense                                              17,325              17,800           13,501
                                                            -------------       -------------    -------------

         Net revenue                                              166,122             163,406          242,661
                                                            -------------       -------------    -------------

OPERATING EXPENSES:

     Compensation and benefits                                     17,065              14,099           12,584
     Payroll and other taxes                                          115                  73               84
     Other operating expenses                                          27                  48              170
                                                            -------------       -------------    -------------

         Total operating expenses                                  17,207              14,220           12,838
                                                            -------------       -------------    -------------

NET INCOME                                                  $     148,915       $     149,186    $     229,823

==================================================================================================================



These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                            Schedule I (continued)

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended
                                                            --------------------------------------------------
                                                             December 31,        December 31,     December 31,
(Amounts in thousands)                                           2002                2001             2000

------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                             $     148,915       $     149,186    $     229,823
     Adjustments to reconcile net income to net cash
         provided by operating activities -
     Increase in investment in subsidiaries                       (34,396)            (12,760)        (168,753)
     Increase in other assets and liabilities, net                 (1,091)             (2,934)           4,356
                                                            -------------       -------------    -------------
     Net cash provided by operating activities                    113,428             133,492           65,426
                                                            -------------       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of partnership interests                             13,709              12,450          114,014
     Redemption of partnership interests                           (5,427)             (7,316)          (4,937)
     Withdrawals and distributions from
         partnership capital                                     (121,968)           (135,085)        (174,953)
                                                            -------------       -------------    -------------

     Net cash used in financing activities                       (113,686)           (129,951)         (65,876)
                                                            -------------       -------------    -------------

     Net (decrease) increase in cash and
         cash equivalents                                            (258)              3,541             (450)

CASH AND CASH EQUIVALENTS,

     Beginning of year                                              3,678                 137              587
                                                            -------------       -------------    -------------


     End of year                                            $       3,420       $       3,678    $         137

==================================================================================================================


These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES


To The Jones Financial Companies, L.L.L.P.:

Our audit of the consolidated financial statements referred to in our report dated March 27, 2003 appearing in the Form 10-K of The Jones Financial Companies, L.L.L.P. also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2003

The following is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.


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