Form 10-Q
period 2003-03-28
JONES FINANCIAL COMPANIES LP LLP
filed 2003-05-12
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 28, 2003    Commission file number 0-16633


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           MISSOURI                                        43-1450818
--------------------------------------------------------------------------------
           (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)                  Identification No.)

           12555 Manchester Road
           St. Louis, Missouri                             63131
--------------------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code             (314) 515-2000
                                                             -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES   X     NO
                                                      ------     -------




                 As of the filing date, there are no voting
            securities held by non-affiliates of the Registrant.

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                                       INDEX


                                                                                                               Page
                                                                                                             Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition......................................................3
           Consolidated Statements of Income ..................................................................5
           Consolidated Statements of Cash Flows...............................................................6
           Consolidated Statements of Changes in Partnership Capital...........................................7
           Notes to Consolidated Financial Statements..........................................................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................17



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................................18

Item 6.    Exhibits and Reports on Form 8-K ...................................................................18


           Signatures..........................................................................................19

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS

                                                                           (Unaudited)
                                                                             March 28,               December 31,
(Amounts in thousands)                                                         2003                      2002
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                $       146,790           $        175,953

Securities purchased under agreements to resell                                  200,000                     65,000

Receivable from:
     Customers                                                                 1,918,649                  1,909,376
     Brokers, dealers and clearing organizations                                 131,717                     99,848
     Mortgages and loans                                                         113,938                    112,959

Securities owned, at market value:
     Inventory securities                                                        112,982                    204,970
     Investment securities                                                       174,234                    175,249

Equipment, property and improvements, at cost, net
     of accumulated depreciation                                                 295,370                    298,129


Other assets                                                                     203,735                    216,761
                                                                         ---------------           ----------------

     Total assets                                                        $     3,297,415           $      3,258,245
                                                                         ===============           ================

===================================================================================================================





The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                        LIABILITIES AND PARTNERSHIP CAPITAL

                                                                           (Unaudited)
                                                                             March 28,               December 31,
(Amounts in thousands)                                                        2003                      2002
-------------------------------------------------------------------------------------------------------------------
Bank loans                                                               $        13,777           $         13,828
Payable to:
     Customers                                                                 1,644,898                  1,622,595
     Brokers, dealers and clearing organizations                                  34,165                     20,334
     Depositors                                                                  107,064                    109,724
Securities loaned                                                                 12,004                     10,149
Securities sold, not yet purchased, at market value                               22,341                     15,536
Accounts payable and accrued expenses                                            130,926                    120,846
Accrued compensation and employee benefits                                       143,841                    157,050
Long-term debt                                                                    47,719                     49,363
                                                                         ---------------           ----------------
                                                                               2,156,735                  2,119,425
                                                                         ---------------           ----------------
Liabilities subordinated to claims of general creditors                          428,875                    428,875
                                                                         ---------------           ----------------
Commitments and contingencies
Partnership capital net of reserve for anticipated withdrawals:
     Limited partners                                                            226,737                    228,666
     Subordinated limited partners                                               103,633                     95,299
     General partners                                                            362,653                    357,406
                                                                         ---------------           ----------------
                                                                                 693,023                    681,371
Reserve for anticipated withdrawals                                               18,782                     28,574
                                                                         ---------------           ----------------
     Total Partnership Capital                                                   711,805                    709,945
                                                                         ---------------           ----------------
     Total Liabilities And Partnership Capital                           $     3,297,415           $      3,258,245
                                                                         ===============           ================

The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements




                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                     Three Months Ended
(Amounts in thousands,                                                       March 28,                 March 29,
except per unit information)                                                   2003                      2002
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Commissions                                                           $       317,033           $        342,023
   Principal transactions                                                         80,786                    102,294
   Investment banking                                                             14,293                      5,223
   Interest and dividends                                                         30,919                     32,511
   Other                                                                          99,630                     93,954
                                                                         ---------------           ----------------

        Total revenue                                                            542,661                    576,005
   Interest expense                                                               14,587                     11,740
                                                                         ---------------           ----------------
       Net revenue                                                               528,074                    564,265
                                                                         ---------------           ----------------

Operating expenses:
   Compensation and benefits                                                     304,178                    324,678
   Communications and data processing                                             64,679                     65,349
   Occupancy and equipment                                                        57,541                     53,822
   Payroll and other taxes                                                        24,050                     25,490
   Floor brokerage and clearance fees                                              3,301                      3,746
   Advertising                                                                    10,399                     10,806
   Other operating expenses                                                       39,184                     38,745
                                                                         ---------------           ----------------
       Total operating expenses                                                  503,332                    522,636
                                                                         ---------------           ----------------

   Net income                                                            $        24,742           $         41,629
                                                                         ===============           ================

Net income allocated to:
   Limited partners                                                      $         2,990           $          5,680
   Subordinated limited partners                                                   2,741                      4,574
   General partners                                                               19,011                     31,375
                                                                         ---------------           ----------------
                                                                         $        24,742           $         41,629
                                                                         ===============           ================
Net income per weighted average $1,000
 equivalent partnership unit outstanding:
   Limited partners                                                      $         13.15           $          24.46
                                                                         ===============           ================
   Subordinated limited partners                                         $         26.47           $          48.16
                                                                         ===============           ================

Weighted average $1,000 equivalent
 partnership units outstanding:
   Limited partners                                                              227,376                    232,216
                                                                         ===============           ================
   Subordinated limited partners                                                 103,551                     94,975
                                                                         ===============           ================

===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                       Three Months Ended
                                                                               March 28,                  March 29,
(Amounts in thousands)                                                           2003                       2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net income                                                          $        24,742           $         41,629
     Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                                            21,344                     21,146
     Changes in assets and liabilities:
     Securities purchased under agreements to resell                            (135,000)                    80,000
     Net receivable from customers                                                13,030                   (299,392)
     Net receivable from brokers, dealers and
       clearing organizations                                                    (18,038)                   (19,896)
     Receivable from mortgages and loans                                            (979)                     1,932
     Securities owned, net of securities sold, not yet purchased                  99,808                    (63,569)
     Other assets                                                                 13,026                      6,123
     Bank loans                                                                      (51)                   256,401
     Payable to depositors                                                        (2,660)                     1,081
     Securities loaned                                                             1,855                      3,696
     Accounts payable and accrued expenses                                        10,080                     (5,692)
     Accrued compensation and employee benefits                                  (13,209)                    (4,075)
                                                                         ---------------           ----------------
       Net cash provided by operating activities                                  13,948                     19,384
                                                                         ---------------           ----------------
Cash Flows From  Investing Activities:
     Purchase of equipment, property and improvements, net                       (18,585)                   (20,877)
                                                                         ---------------           ----------------
       Net cash used in investing activities                                     (18,585)                   (20,877)
                                                                         ---------------           ----------------
Cash Flows From Financing Activities:
     Repayment of long-term debt                                                  (1,644)                    (1,400)
     Issuance of partnership interests                                             9,274                     13,124
     Redemption of partnership interests                                          (2,870)                    (1,831)
     Withdrawals and distributions from partnership capital                      (29,286)                   (36,961)
                                                                         ---------------           ----------------
       Net cash used in financing activities                                     (24,526)                   (27,068)
                                                                         ---------------           ----------------
       Net decrease in cash and cash equivalents                                 (29,163)                   (28,561)
Cash And Cash Equivalents,
     Beginning of year                                                           175,953                    196,508
                                                                         ---------------           ----------------
     End of year                                                         $       146,790           $        167,947
                                                                         ===============           ================
     Cash paid for interest                                              $        11,229           $         12,878
                                                                         ===============           ================




The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                THREE MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002
                                                    (Unaudited)

                                                             Subordinated
                                              Limited           Limited          General
                                            Partnership       Partnership      Partnership
(Amounts in thousands)                        Capital           Capital          Capital           Total
-------------------------------------------------------------------------------------------------------------------
Partnership capital net of reserve for
 anticipated withdrawals,
 December 31, 2001                         $    233,228     $      82,455    $     323,261     $     638,944
Issuance of partnership interests                     -            13,124                -            13,124
Redemption of partnership interests              (1,295)             (536)               -            (1,831)
Net income                                        5,680             4,574           31,375            41,629
Withdrawals and distributions                        (3)             (160)          (1,026)           (1,189)
                                           ------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       237,610            99,457          353,610           690,677
Reserve for anticipated withdrawals              (5,677)           (4,414)         (21,690)          (31,781)
                                           ------------     -------------    -------------     -------------
Partnership capital net of reserve for
 anticipated withdrawals,
 March 29, 2002                            $    231,933     $      95,043    $     331,920     $     658,896
Partnership capital net of reserve for
 anticipated withdrawals,
 December 31, 2002                         $    228,666     $      95,299    $     357,406     $     681,371
Issuance of partnership interests                     -             9,274                -             9,274
Redemption of partnership interests              (1,929)             (941)               -            (2,870)
Net income                                        2,990             2,741           19,011            24,742
Withdrawals and distributions                        (4)              (96)            (612)             (712)
                                           ------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       229,723           106,277          375,805           711,805
Reserve for anticipated withdrawals              (2,986)           (2,644)         (13,152)          (18,782)
                                           ------------     -------------    -------------     -------------
Partnership capital net of reserve for
 anticipated withdrawals,
 March 28, 2003                            $    226,737     $     103,633    $     362,653     $     693,023






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

         The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker-dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans to individuals primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

         The financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

         The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations. Certain prior period amounts have been reclassified to conform with the current year presentation.

         The results of operations for the three months ended March 28, 2003 and March 29, 2002 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


NET CAPITAL REQUIREMENTS

         As a result of its activities as a broker/dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

         At March 28, 2003, EDJ's Net Capital of $654.1 million was 35% of aggregate debit items and its Net Capital in excess of the minimum required was $616.6 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 34%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of March 28, 2003.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

                    QUARTER ENDED MARCH 28, 2003, VERSUS

                        QUARTER ENDED MARCH 29, 2002


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 2003 AND
MARCH 29, 2002

         For the first three months of 2003, net revenue decreased 6% ($36.2 million) to $528.1 million, while net income decreased 41% ($16.9 million) to $24.7 million. The Partnership's profit margin decreased to 4.6% in the first quarter of 2003, compared to 7.2% in the first quarter of 2002. The Partnership's net revenue and net income are lower due primarily to the impact of market conditions on customer activity and on the value of customer assets.

         The Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions of securities) or net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is included in commissions, principal transactions and investment banking. Net fee revenue comprises the asset fee component of commissions, interest and dividends net of interest expense, and other revenues.

         Trade revenue comprised 66% of net revenue for the first quarter of 2003, compared to 67% for the first quarter of 2002. Conversely, net fee revenue comprised 34% for the first quarter of 2003, up from 33% in the corresponding period.

         The following table reconciles the components of net revenue discussed here in the Results of Operations to the components reported in the Consolidated Statements of Income.

Quarter ended March 28, 2003

                              Trade              Asset      Account, Activity    Net Interest &         Net
                             Revenue             Fees             & Other        Dividend Income      Revenue
                         ---------------------------------------------------------------------------------------
Commissions              $      250,369     $      66,664     $           -      $           -     $     317,033
Principal Transactions           81,600                 -              (814)                 -            80,786
Investment Banking               14,293                 -                 -                  -            14,293
Interest and Dividends                -                 -                 -             30,919            30,919
Other                                 -            37,570            62,060                  -            99,630
Interest Expense                      -                 -                 -            (14,587)          (14,587)
                         --------------     -------------     -------------      -------------     -------------
Net Revenue              $      346,262     $     104,234     $      61,246      $      16,332     $     528,074
                         ==============     =============     =============      =============     =============





                        Part I. FINANCIAL INFORMATION

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
         Of Operations


Quarter ended March 29, 2002
                              Trade              Asset      Account, Activity    Net Interest &         Net
                             Revenue             Fees             & Other        Dividend Income      Revenue
                         ---------------------------------------------------------------------------------------
Commissions              $      269,658     $      72,365     $           -      $           -     $     342,023
Principal Transactions          102,402                 -              (108)                 -           102,294
Investment Banking                5,223                 -                 -                  -             5,223
Interest and Dividends                -                 -                 -             32,511            32,511
Other                                 -            39,756            54,198                  -            93,954
Interest Expense                      -                 -                 -            (11,740)          (11,740)
                         --------------     -------------     -------------      -------------     -------------
Net Revenue              $      377,283     $     112,121     $      54,090      $      20,771     $     564,265
                         ==============     =============     =============      =============     =============


         Trade revenue decreased 8% ($31.0 million) during the first quarter of 2003 due primarily to a decrease in customer dollars invested (customers' buy and sell transactions generating trade revenue), partially offset by a higher gross margin earned on customer dollars invested compared to the first quarter of 2002. Total customer dollars invested were $12.2 billion during the first quarter of 2003, representing a 10% ($1.4 billion) decrease from the comparable prior year period. The firm's margin earned on each $1,000 invested increased to $27.50 in the first quarter of 2003 from $26.90 in the first quarter of 2002 due primarily to a shift in product mix. Year over year, customer purchases shifted to higher margin mutual fund products from individual equities.

         Commissions revenue, excluding asset based fees, decreased 7% ($19.3 million) during the first quarter of 2003. Commissions revenue decreased year over year due primarily to the overall decrease in customer dollars invested. Individual equity agency commissions decreased 24% ($16.3 million) and insurance commissions decreased 20% ($8.5 million), while mutual fund commissions increased 4% ($5.5 million).

         Principal transactions revenue decreased 21% ($21.5 million) during the first quarter of 2003 due to a 10% decrease in customer dollars invested in fixed income products and to a lower margin earned on principal transactions. Customers invested $4.7 billion in fixed income products in the first quarter of 2003 compared to $5.2 billion in the first quarter of 2002. Revenue from government bonds decreased 54% ($10.3 million), municipal bonds decreased 22% ($10.0 million), while corporate bonds decreased 12% ($2.2 million). The firm's margin earned on each $1,000 invested decreased to $16.70 in the first quarter of 2003, down from $19.10 in the first quarter of 2002 due primarily to a shift in product mix to lower margin shorter maturity fixed income products in the first quarter of 2003 compared with the first quarter of 2002.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         Investment banking revenue increased 174% ($9.1 million) during the first quarter of 2003 to $14.3 million, due to an increase in syndicate corporate debt offerings which increased $9.2 million in the current quarter.

         Net fee revenue decreased 3% ($5.2 million) during the first quarter of 2003. Asset fees, including service fees and revenue sharing on customers' mutual funds, insurance and money market assets decreased 7% ($7.9 million) due to the impact of market conditions on the value of customer assets. Customers mutual fund, insurance and money market assets averaged $125.4 billion during the first quarter of 2003 compared with $132.1 billion in the first quarter of 2002. Account, activity and other fee revenue increased 13% ($7.2 million) during the first quarter of 2003. Revenue received from subtransfer agent services increased 16% ($4.4 million) due to growth in the number of accounts. The number of retirement accounts increased, resulting in custodial fee revenue growth of 19% ($2.6 million).

         Net interest and dividend income decreased 22% ($4.5 million) during the first quarter of 2003 due primarily to the impact of lower interest rates charged on customers' margin loans, and to a shift in source of funds borrowed. Subordinated debt interest increased $4.0 million in the first quarter of 2003 due to the issuance of $250 million subordinated debt in June 2002. Interest income from customer loans outstanding decreased 9% ($2.2 million). The average rate earned on customer loan balances decreased to approximately 5.2% in the first quarter of 2003 from approximately 5.70% in the first quarter of 2002. Average customer margin loan balances were $1.89 billion in the first quarter of 2003, compared to $l.90 billion in the corresponding period, a decrease of 1%. Partially offsetting these decreases to net interest income is a $0.7 million decrease in bank loan interest due to reduced borrowings and $0.7 million increase in interest income from investing excess funds in reverse repurchase agreements. The firm has been in a net investing position for substantially all of 2003 compared with a net borrowing position in the first quarter of 2002.

         Operating expenses decreased 4% ($19.3 million) during the first quarter of 2003. Compensation and benefits costs decreased 6% ($20.5 million). Within compensation and benefits costs, sales compensation decreased 7% ($14.5 million) due to decreased revenue. Variable compensation, including bonuses and profit sharing paid to investment representatives ("IRs"), branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and the firm's profit margin, decreased 77% ($17.9 million) due to the decrease in the Partnership's net income and profit margin. Payroll expense increased 12% ($12.2 million) due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. The Partnership added 486 IRs in the year ended March 28, 2003, ending the quarter with 9,131 IRs, an increase of 5%,

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


although for the first quarter of 2003, the number of IRs decreased by 41 from 9,172 as of January 1, 2003.

         Occupancy and equipment expenses increased 7% ($3.7 million), due primarily to growth in the number of branch office locations as the firm expands its sales force.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at March 28, 2003, net of the reserve for anticipated withdrawals, was $693.0 million, compared to $681.4 million at December 31, 2002. Equity capital has increased primarily due to the issuance, net of redemptions, of Subordinated Limited Partner interests ($8.3 million) and the retention of General Partner earnings ($5.2 million), offset by redemption of Limited Partner interests ($1.9 million).

         At March 28, 2003, the Partnership had $146.8 million in cash and cash equivalents. Lines of credit are in place aggregating $1.19 billion ($1.14 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at March 28, 2003. The Association had loans from The Federal Home Loan Bank of $13.8 million as of March 28, 2003, which are secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $12.0 million at March 28, 2003, for which the Partnership received cash collateral.

         The Partnership believes that the liquidity provided by existing cash balances, other highly liquid assets and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes. The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of long-term and subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the quarter ended March 28, 2003.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - Interpretation of ARB No. 51 "("FIN 46"), which would become effective for the Partnership for periods beginning after June 27, 2003. Because the lessor for the Partnership's synthetic leases, an entity unrelated to JFC or its affiliates, may be considered a variable interest entity, the Partnership may be required to capitalize the buildings. The Partnership is currently examining its alternatives, including terminating the leases and purchasing the buildings which would result in recording the cost of the buildings as an asset. Purchasing the buildings could reduce the firm's Net Capital by approximately $60.4 million and would require either a cash outlay or additional financing.

         For the three months ended March 28, 2003, cash and cash equivalents decreased $29.2 million. Cash provided by operating activities was $13.9 million. The primary sources of cash from operating activities include net income and a decrease in inventory during the quarter. Securities owned, net, decreased $99.8 million from December 31, 2002. Cash invested in overnight securities purchased under agreements to resell increased $135.0 million. Cash used in investing activities was $18.6 million consisting of capital expenditures attributable to the firm's expansion of its headquarters and branch facilities as the firm grows its sales force. Cash used in financing activities was $24.5 million consisting primarily of partnership withdrawals and distributions ($29.3 million) net of cash proceeds from the placement of subordinated limited partnership capital of $9.3 million.

         As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 28, 2003, EDJ's Net Capital of $654.1 million was 35% of aggregate debit items and its Net Capital in excess of the minimum required was $616.6 million. Net Capital as a percentage of aggregate debits after

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


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

         Customer's transactions are recorded on a settlement date basis with the related revenue and expenses recorded on a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

         Securities owned and sold, not yet purchased, including inventory securities and investment securities, are valued at market value which is determined by using quoted market or dealer prices.

         For additional discussions of the Partnership's accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in the December 31, 2002 Form 10-K.

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

         The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At March 28, 2003, amounts receivable from customers were $1.919 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

         Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in interest rates could increase its annual net interest income by approximately $13 million. Conversely, the Partnership estimates that a 100 basis point decrease in interest rates could decrease the Partnership's annual net interest income by up to $22 million. A decrease in interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less interest rate sensitive compared to its interest earning assets.

         There were no changes in the Partnership's exposure to market risk and changes in interest rates during the quarter ended March 28, 2003 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                         Part II. OTHER INFORMATION






                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1.  Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated:  May 12, 2003                        /s/  Steven Novik
                                            -----------------------
                                            Steven Novik
                                            Chief Financial Officer

                    CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John W. Bachmann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Jones Financial Companies, L.L.L.P.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report.
4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have;
       a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;
       b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the Executive Committee:
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize, and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other associates who have a significant role in the Partnership's internal controls.
6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ John W. Bachmann
                                       ---------------------------------------
                                       Chief Executive Officer
                                       The Jones Financial Companies, L.L.L.P.
                                       May 12, 2003

                    CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven Novik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Jones Financial Companies, L.L.L.P.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report.
4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have;
       a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;
       b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the Executive Committee:
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize, and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other associates who have a significant role in the Partnership's internal controls.
6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Steven Novik
                                       ---------------------------------------
                                       Chief Financial Officer
                                       The Jones Financial Companies, L.L.L.P.
                                       May 12, 2003