Form 10-Q
period 2003-06-30
JONES FINANCIAL COMPANIES LP LLP
filed 2003-08-11
CIK 815917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 27, 2003    Commission file number 0-16633


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

                            THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                             INDEX


                                                                                          Page
                                                                                        Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition...................................3
           Consolidated Statements of Income ...............................................5
           Consolidated Statements of Cash Flows............................................6
           Consolidated Statements of Changes in Partnership Capital........................7
           Notes to Consolidated Financial Statements.......................................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................20



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................................21

Item 6.    Exhibits and Reports on Form 8-K ................................................21


           Signatures.......................................................................22

                                           Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements




                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS

                                                                           (Unaudited)
                                                                             June 27,                December 31,
(Amounts in thousands)                                                         2003                      2002
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                $       135,073           $        175,953

Securities purchased under agreements to resell                                  185,000                     65,000

Receivable from:
     Customers                                                                 2,018,984                  1,909,376
     Brokers, dealers and clearing organizations                                 143,018                     99,848
     Mortgages and loans                                                         115,640                    112,959

Securities owned, at market value:
     Inventory securities                                                        111,166                    204,970
     Investment securities                                                       168,762                    175,249

Equipment, property and improvements, at cost, net
     of accumulated depreciation                                                 350,919                    298,129


Other assets                                                                     228,330                    216,761
                                                                         ---------------           ----------------

     Total assets                                                        $     3,456,892           $      3,258,245
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

                                           Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements




                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                        LIABILITIES AND PARTNERSHIP CAPITAL

                                                                           (Unaudited)
                                                                             June 27,                December 31,
(Amounts in thousands)                                                         2003                      2002
-------------------------------------------------------------------------------------------------------------------
Bank loans                                                               $        16,678           $         13,828

Payable to:
     Customers                                                                 1,735,371                  1,622,595
     Brokers, dealers and clearing organizations                                  49,470                     20,334
     Depositors                                                                  104,451                    109,724

Securities loaned                                                                 12,266                     10,149

Securities sold, not yet purchased, at market value                               15,078                     15,536

Accounts payable and accrued expenses                                            138,818                    120,846

Accrued compensation and employee benefits                                       194,655                    157,050

Long-term debt                                                                    46,040                     49,363
                                                                         ---------------           ----------------

                                                                               2,312,827                  2,119,425
                                                                         ---------------           ----------------

Liabilities subordinated to claims of general creditors                          418,650                    428,875
                                                                         ---------------           ----------------

Commitments and contingencies

Partnership capital net of reserve for anticipated withdrawals:
     Limited partners                                                            225,028                    228,666
     Subordinated limited partners                                               103,433                     95,299
     General partners                                                            374,128                    357,406
                                                                         ---------------           ----------------

                                                                                 702,589                    681,371

Reserve for anticipated withdrawals                                               22,826                     28,574
                                                                         ---------------           ----------------

     Total Partnership Capital                                                   725,415                    709,945
                                                                         ---------------           ----------------

     Total Liabilities And Partnership Capital                           $     3,456,892           $      3,258,245
                                                                         ===============           ================

The accompanying notes are an integral part of these consolidated financial statements.

                                           Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements




                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                        Three Months Ended                  Six Months Ended
                                                    June 27,         June 28,          June 27,         June 28,
(Amounts in thousands)                                2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
Net Revenue
   Commissions                                   $     397,222    $      364,089    $     714,255    $      706,112
   Principal transactions                               79,636           107,023          160,422           209,317
   Investment banking                                   11,635             9,668           25,928            14,891
   Interest and dividends                               33,378            36,011           64,297            68,522
   Other                                               115,342           100,613          214,972           194,567
                                                 -------------    --------------    -------------    --------------

       Total revenue                                   637,213           617,404        1,179,874         1,193,409
   Interest expense                                     14,783            13,097           29,370            24,837
                                                 -------------    --------------    -------------    --------------
       Net revenue                                     622,430           604,307        1,150,504         1,168,572
                                                 -------------    --------------    -------------    --------------

Operating expenses:
   Compensation and benefits                           359,825           354,717          664,003           679,395
   Communications and data processing                   65,391            66,931          130,070           132,280
   Occupancy and equipment                              58,993            53,004          116,534           106,826
   Payroll and other taxes                              22,609            22,465           46,659            47,955
   Floor brokerage and clearance fees                    3,769             4,032            7,070             7,778
   Advertising                                          10,537            11,010           20,936            21,816
   Other operating expenses                             47,388            42,053           86,572            80,798
                                                 -------------    --------------    -------------    --------------
       Total operating expenses                        568,512           554,212        1,071,844         1,076,848
                                                 -------------    --------------    -------------    --------------

   Net income                                    $      53,918    $       50,095    $      78,660    $       91,724
                                                 =============    ==============    =============    ==============

Net income allocated to:
   Limited partners                              $       6,468    $        6,817    $       9,458    $       12,497
   Subordinated limited partners                         5,873             5,372            8,614             9,946
   General partners                                     41,577            37,906           60,588            69,281
                                                 -------------    --------------    -------------    --------------
                                                 $      53,918    $       50,095    $      78,660    $       91,724
                                                 =============    ==============    =============    ==============

Net income per weighted average $1,000
 equivalent partnership unit outstanding:
   Limited partners                              $       28.67    $        29.45    $       41.82    $        53.91
                                                 =============    ==============    =============    ==============
   Subordinated limited partners                 $       56.74    $        56.53    $       83.21    $       104.69
                                                 =============    ==============    =============    ==============

Weighted average $1,000 equivalent
 partnership unit outstanding:
   Limited partners                                    225,602           231,477          226,160           231,812
                                                 =============    ==============    =============    ==============
   Subordinated limited partners                       103,507            95,029          103,521            95,004
                                                 =============    ==============    =============    ==============



The accompanying notes are an integral part of these consolidated financial statements.

                                           Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements




                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                      Six Months Ended
                                                                             June 27,                  June 28,
(Amounts in thousands)                                                        2003                       2002
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net income                                                          $        78,660           $         91,724
     Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                                            43,440                     43,158
     Changes in assets and liabilities:
     Securities purchased under agreements to resell                            (120,000)                    74,000
     Net receivable from customers                                                 3,168                   (312,543)

     Net receivable from brokers, dealers and
       clearing organizations                                                    (14,034)                   (16,423)

     Receivable from mortgages and loans                                          (2,681)                       243
     Securities owned, net of securities sold, not yet purchased                  99,833                    (56,199)
     Other assets                                                                (11,569)                     8,423
     Bank loans                                                                    2,850                        327
     Payable to depositors                                                        (5,273)                    (1,166)
     Securities loaned                                                             2,117                      2,560
     Accounts payable and accrued expenses                                        17,972                     11,066
     Accrued compensation and employee benefits                                   37,605                    (12,167)
                                                                         ---------------           ----------------

       Net cash provided by (used in) operating activities                       132,088                   (166,997)
                                                                         ---------------           ----------------

Cash Flows From Investing Activities:
     Purchase of equipment, property and improvements, net                       (96,230)                   (49,636)
                                                                         ---------------           ----------------

       Net cash used in investing activities                                     (96,230)                   (49,636)
                                                                         ---------------           ----------------

Cash Flows From Financing Activities:
     Issuance of long-term debt                                                        -                     13,100
     Repayment of long-term debt                                                  (3,323)                    (2,829)
     Issuance of subordinated debt                                                     -                    250,000
     Repayment of subordinated debt                                              (10,225)                   (16,225)
     Issuance of partnership interests                                             9,274                     13,124
     Redemption of partnership interests                                          (4,779)                    (2,680)
     Withdrawals and distributions from partnership capital                      (67,685)                   (85,301)
                                                                         ---------------           ----------------

       Net cash (used in) provided by financing activities                       (76,738)                   169,189
                                                                         ---------------           ----------------

       Net decrease in cash and cash equivalents                                 (40,880)                   (47,444)

Cash And Cash Equivalents,
     Beginning of period                                                         175,953                    196,508
                                                                         ---------------           ----------------
     End of period                                                       $       135,073           $        149,064
                                                                         ===============           ================

     Cash paid for interest                                              $        28,939           $         24,002
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

                                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements




                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                               SIX MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002
                                                 (Unaudited)


                                                             Subordinated
                                              Limited           Limited         General
                                            Partnership       Partnership     Partnership
(Amounts in thousands)                        Capital           Capital         Capital            Total
-------------------------------------------------------------------------------------------------------------
TOTAL PARTNERSHIP CAPITAL                  $    247,718     $      86,654    $     340,344     $     674,716
Reserve for anticipated withdrawals             (14,490)           (4,199)         (17,083)          (35,772)
                                           -------------    --------------   ---------------   --------------
Partnership capital net of reserve
  for anticipated withdrawals,
  December 31, 2001                             233,228            82,455          323,261           638,944

Issuance of partnership interests                     -            13,124                -            13,124
Redemption of partnership interests              (2,093)             (587)               -            (2,680)
Net income                                       12,497             9,946           69,281            91,724
Withdrawals and distributions                      (900)           (8,874)         (39,755)          (49,529)
                                           -------------    --------------   -------------     --------------
TOTAL PARTNERSHIP CAPITAL                       242,732            96,064          352,787           691,583
Reserve for anticipated withdrawals             (11,597)           (1,072)         (10,405)          (23,074)
                                           -------------    --------------   -------------     --------------

Partnership capital net of reserve
  for anticipated withdrawals,
  June 28, 2002                            $    231,135     $      94,992    $     342,382     $     668,509



TOTAL PARTNERSHIP CAPITAL                  $    239,839     $      98,422    $     371,684     $     709,945
Reserve for anticipated withdrawals             (11,173)           (3,123)         (14,278)          (28,574)
                                           -------------    --------------   -------------     --------------

Partnership capital net of reserve
  for anticipated withdrawals,
  December 31, 2002                             228,666            95,299          357,406           681,371

Issuance of partnership interests                     -             9,274                -             9,274
Redemption of partnership interests              (3,638)           (1,141)               -            (4,779)
Net income                                        9,458             8,614           60,588            78,660
Withdrawals and distributions                      (954)           (6,901)         (31,256)          (39,111)
                                           -------------    --------------   -------------     --------------
TOTAL PARTNERSHIP CAPITAL                       233,532           105,145          386,738           725,415
Reserve for anticipated withdrawals              (8,504)           (1,712)         (12,610)          (22,826)
                                           -------------    --------------   -------------     --------------

Partnership capital net of reserve
  for anticipated withdrawals,
  June 27, 2003                            $    225,028     $     103,433    $     374,128     $     702,589

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

         The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker-dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to individual customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

         The financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

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

         The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations. Certain prior period amounts have been reclassified to conform with the current year presentation.

         The results of operations for the six months ended June 27, 2003 and June 28, 2002 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements




MATERIAL TRANSACTIONS DURING THE QUARTER ENDING JUNE 27, 2003

     During the second quarter, the Partnership received approximately $7.0 million from a September 11, 2001 business interruption insurance claim. This was included in Other revenue.

     The Partnership purchased two buildings for $60.4 million, one in Tempe, Arizona, and one in St. Louis, Missouri. Both buildings were previously occupied by the Partnership and leased under synthetic operating leases. The purchases were funded from Partnership working capital.

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

         At June 27, 2003, EDJ's Net Capital of $591.8 million was 30% of aggregate debit items and its Net Capital in excess of the minimum required was $552.2 million. Net Capital as a percentage of aggregate debit items after anticipated withdrawals was 29%. Net Capital and the related capital percentage may fluctuate on a daily basis.

         The firm has other operating subsidiaries, including the Association and broker/dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of June 27, 2003.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations




                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

                            RESULTS OF OPERATIONS

QUARTER ENDED JUNE 27, 2003 VERSUS QUARTER ENDED JUNE 28, 2002

         For the second quarter of 2003, net revenue increased 3% ($18.1 million) to $622.4 million, and net income increased 8% ($3.8 million) to $53.9 million. The Partnership's profit margin increased to 8.46% for the second quarter of 2003 from 8.1% for the second quarter of 2002. Net revenue and net income were positively impacted by a shift in product mix to higher margin products offset by a slight decrease in customer activity.

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

         The following tables reconcile the components of net revenue discussed here in the Results of Operations to the components reported in the Consolidated Statements of Income.

Quarter ended June 27, 2003 (in thousands):
                              Trade            Asset      Account, Activity   Net Interest &         Net
                             Revenue            Fees           & Other       Dividend Income       Revenue
                          -------------    -------------  -----------------  ---------------    -------------

Commissions               $     323,969    $      73,253    $           -     $           -     $     397,222
Principal Transactions           78,792                -              844                 -            79,636
Investment Banking               11,635                -                -                 -            11,635
Interest and Dividends                -                -                -            33,378            33,378
Other                                 -           36,060           79,282                 -           115,342
Interest Expense                      -                -                -           (14,783)          (14,783)
                          -------------    -------------    -------------     -------------     -------------
Net Revenue               $     414,396    $     109,313    $      80,126     $      18,595     $     622,430
                          =============    =============    =============     =============     =============

Quarter ended June 28, 2002 (in thousands):
                              Trade            Asset      Account, Activity   Net Interest &         Net
                             Revenue            Fees           & Other       Dividend Income       Revenue
                          -------------    -------------  -----------------  ---------------    -------------

Commissions               $     288,671    $      75,418    $           -     $           -     $     364,089
Principal Transactions          107,148                -             (125)                -           107,023
Investment Banking                9,668                -                -                 -             9,668
Interest and Dividends                -                -                -            36,011            36,011
Other                                 -           40,035           60,578                 -           100,613
Interest Expense                      -                -                -           (13,097)          (13,097)
                          -------------    -------------    -------------     -------------     -------------
Net Revenue               $     405,487    $     115,453    $      60,453     $      22,914     $     604,307
                          =============    =============    =============     =============     =============



         Trade revenue increased 2% ($8.9 million) due to a 12% ($35.3 million) increase in commission revenue, offset by a 26% ($28.4 million) decrease in principal transactions. Customer dollars invested (customers' buy and sell transactions generating trade revenue) were $14.3 billion during the second

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


quarter of 2003, representing a 3% ($0.5 billion) decrease from the comparable prior year period. The firm's gross margin earned on each $1,000 invested increased 7% from $26.40 to $28.20 during the second quarter due primarily to a shift in product mix. Customer purchases shifted from equity and fixed income products to higher margin mutual fund products.

         Commissions revenue, excluding asset based fees, increased 12% ($35.3 million) due to an increased margin earned on customer dollars invested and an increase in customer dollars invested. Mutual fund commissions increased 18% ($42.2 million) due to a 30% increase in customer dollars invested in mutual funds, from $4.4 billion invested in the second quarter of 2002 to $5.7 billion invested in the second quarter of 2003. This was offset by a decrease in commissions from insurance products ($4.7 million) due to a decrease in customer dollars invested, from $1.1 billion during the second quarter of 2002 to $.8 billion in the second quarter of 2003. At the same time, commissions from individual equity products decreased 6% ($4.3 million) due to a 9% ($.3 billion) decrease in customer dollars invested in equity products. Customer purchases shifted from equity and fixed income products to higher margin mutual fund products.

         Principal transactions revenue decreased 26% ($28.4 million) during the second quarter due to a decrease in customer dollars invested in fixed income products and to a lower margin earned on principal transactions. Customers invested $4.4 billion for the second quarter of 2003 compared to $5.6 billion for the same period in 2002. Revenue from municipal bonds decreased 27% ($12.9 million), while revenue from government bonds decreased 68% ($11.5 million). The firm's margin earned on each $1,000 invested decreased from $18.40 from the second quarter 2002 to $16.80 in the second quarter 2003 due to a shift to lower margin shorter maturity fixed income products.

         Net fee revenue (fee revenue less interest expense) increased 5% ($9.2 million) during the second quarter. Included in other revenue in account, activity and other revenue in the second quarter is approximately $7.0 million in revenue from a September 11, 2001 business interruption insurance claim. Excluding this non-recurring revenue, net fee revenue increased 1% ($2.2 million).

         Asset fees, including service fees and revenue sharing from mutual fund and insurance companies decreased 5% ($6.1 million). These revenues are primarily comprised of service fees and revenue sharing from mutual fund and insurance vendors which are based on customers' asset values. While the average quarterly value increased slightly (2%) comparing the two quarters, asset values have fluctuated significantly throughout the year, underlying the decrease between the quarters. Average mutual fund and

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


insurance customer assets were $123.3 billion for the second quarter of 2003 compared to $120.6 billion for the second quarter of 2002.

         Excluding the business interruption insurance claim, account, activity and other fees increased 21% ($12.7 million) during the second quarter of 2003. The firm offers a variety of financial services to customers, including credit cards and mortgages which are offered through relationships with other financial institutions. Revenues from these and other financial services have increased due to growth in the firm's number of customers and customer accounts. Revenue received from mutual fund subtransfer agent services increased 16% ($4.2 million) due to growth in the number of accounts. Additionally, the number of retirement accounts increased, resulting in custodial fee revenue growth of 19% ($2.6 million).

         Net interest and dividend income decreased 19% ($4.3 million) during the second quarter due to reduced interest rates charged on customers' margin loans coupled with decreased bank borrowings and increased subordinated debt borrowings. Subordinated debt interest expense increased $3.3 million due to the issuance of $250 million subordinated debt in June 2002. Interest income from customer loans outstanding decreased 10% ($2.8 million). The average rate earned on customer loan balances decreased to approximately 5.2% during the second quarter from approximately 5.7% during the second quarter in 2002. Average customer margin loan balances remained relatively flat year over year, at an average of $1.95 billion for the second quarter of 2003 versus $1.97 billion for the second quarter of 2002. Partially offsetting these decreases to net interest income is a $1.1 million decrease in bank loan interest expense due to reduced borrowings and an $0.8 million increase in interest income from investing excess funds in reverse repurchase agreements. The firm has been in a net investing position for substantially all of 2003 compared to a net borrowing position in 2002 up to the issuance of the subordinated debt in June 2002.

         Operating expenses increased 3% ($14.3 million) due to increased revenue as well as the firm's continued emphasis on expanding its sales force. The Partnership added 354 IRs in the year ended June 27, 2003, ending the quarter with 9,136 IRs, an increase of 4%, although for the first six months of 2003, the number of IRs decreased by 36 from 9,172 as of January 1, 2003. The primary areas of operating expense increase include compensation ($5.1 million), occupancy and equipment ($6.0 million) and other operating expenses ($5.3 million). At the same time, the firm has focused on containing costs which is reflected in reduced costs in other areas.

         Compensation and benefits increased 1% ($5.1 million) during the second quarter. Sales compensation increased 1% ($2.8 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to investment representatives ("IRs"), branch office assistants and

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


headquarters associates decreased 16% ($5.8 million). Although revenue and net income increased comparing the second quarter of 2003 with the second quarter of 2002, bonus decreased. Profit sharing, which is based on net income, increased slightly. The firm pays bonuses based on three four month periods in the year. In the second quarter of 2002, bonuses were provided for all three months of the quarter based on the firm meeting the profitability requirements for bonuses in both the first and second bonus periods. In 2003, the firm did not meet the minimum profit margin requirements for a bonus for the first bonus period and no bonus was provided until May. Payroll expense increased 10% ($10.4 million) during the second quarter of 2003 due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. The firm's branch and home office support staff increased 2% from 13,029 full time equivalents as of June 28, 2002 to 13,238 full time equivalents as of June 27, 2003.

SIX MONTHS ENDED JUNE 27, 2003 VERSUS SIX MONTHS ENDED JUNE 28, 2002

         For the six months ended June 27, 2003, net revenue decreased 2% ($18.1 million), and net income decreased 14% ($13.1 million) to $78.7 million. The Partnership's profit margin (net income as a percentage of total revenue) decreased to 6.7% for the first six months of 2003 from 7.8% for the first six months of 2002. Net revenue and net income were impacted by decreased customer activity, partially offset by a shift in product mix to higher margin products.

         Although net revenue and net income are down year over year, operating results were significantly stronger in the second quarter of 2003, with net income of $53.9 million, compared to the first quarter of 2003, with net income of $24.7 million, a 118% increase. Net income for 2003 was earned at a rate of 31% in the first quarter and 69% in the second quarter. This compares to a more even spread last year, in which 45% of year to date net income was earned in the first quarter and 55% was earned in the second quarter. During the second quarter of 2003, the firm has seen a 17% increase in customer activity with $14.3 billion invested compared to $12.2 billion invested during the first quarter of 2003. Additionally, the average value of customer assets, which underlies fee revenue, has increased 10% in the second quarter of 2003 to $123.3 billion, compared to $112.1 billion in the first quarter of 2003.

         The following tables reconcile the components of net revenue discussed here in the Results of Operations to the components reported in the Consolidated Statements of Income.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Six months ended June 27, 2003 (in thousands):
                                Trade            Asset      Account, Activity   Net Interest &         Net
                               Revenue            Fees           & Other       Dividend Income       Revenue
                            -------------    -------------  -----------------  ---------------    -------------
Commissions                 $     574,338    $     139,917    $           -     $           -     $     714,255
Principal Transactions            160,392                -               30                 -           160,422
Investment Banking                 25,928                -                -                 -            25,928
Interest and Dividends                  -                -                -            64,297            64,297
Other                                   -           73,630          141,342                 -           214,972
Interest Expense                        -                -                -           (29,370)          (29,370)
                            -------------    -------------    -------------     -------------     -------------
Net Revenue                 $     760,658    $     213,547    $     141,372     $      34,927     $   1,150,504
                            =============    =============    =============     =============     =============

Six months ended June 28, 2002 (in thousands):
                                Trade            Asset      Account, Activity   Net Interest &         Net
                               Revenue            Fees           & Other       Dividend Income       Revenue
                            -------------    -------------  -----------------  ---------------    -------------

Commissions                 $     558,330    $     147,782    $           -     $           -     $     706,112
Principal Transactions            209,549                -             (232)                -           209,317
Investment Banking                 14,891                -                -                 -            14,891
Interest and Dividends                  -                -                -            68,522            68,522
Other                                   -           79,792          114,775                 -           194,567
Interest Expense                        -                -                -           (24,837)          (24,837)
                            -------------    -------------    -------------     -------------     -------------
Net Revenue                 $     782,770    $     227,574    $     114,543     $      43,685     $   1,168,572
                            =============    =============    =============     =============     =============


         Trade revenue decreased 3% ($22.1 million) during the first six months of 2003. Customer dollars invested were $26.5 billion during the first six months of 2003, representing a 7% ($2.0 billion) decrease from the comparable prior year period. The firm's gross margin earned on each $1,000 invested increased 4% from $26.70 to $27.90 during the first six months of 2003 due primarily to a shift in product mix. Customer purchases shifted from equity and fixed income products to higher margin mutual fund products. Although customer activity was down year over year, customer activity has trended upwards throughout the course of 2003.

         Commissions revenue, excluding asset based fees, increased 3% ($16.0 million) year to date due to increased margins earned on customer dollars invested as a result of a shift in product mix. Mutual fund commissions increased 10% ($44.2 million), offset by decreases in commissions from insurance products of 13% ($15.4 million) and individual equity products of 15% ($20.7 million). Approximately 37% of customer dollars invested in 2003 were invested in mutual funds, compared to 30% for the same period in 2002. Equity and insurance products together decreased from 30% of the firms product mix in the first six months of 2002 to 26% in the first six months of 2003.

         Principal transactions revenue decreased 23% ($49.2 million) during the first six months of 2003 due to a decrease in customer dollars invested in fixed income products and to a lower margin earned on principal transactions. Customers invested $9.1 billion in principal transactions during the first six months of 2003 compared to $10.8 billion for the same period in 2002. Revenue from municipal bonds decreased 24% ($22.9 million), while revenue from government bonds decreased 60% ($21.9 million).

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


The firm's margin earned on each $1,000 invested decreased from $18.70 from the six months ended June 2002 to $16.70 in the six months ended June 2003. The product mix has shifted to lower margin shorter maturity fixed income products in 2003.

         Investment banking revenue increased 74% ($11.0 million) to $25.9 million. The Partnership benefitted from issuers taking advantage of the relatively attractive interest rate environment. During the second quarter interest rates hit a 40 year low point.

         Net fee revenue (fee revenue less interest expense) increased 1% ($4.0 million) year to date. Included in other revenue in account, activity and other revenue is approximately $7.0 million in revenue from a September 11, 2001 business interruption insurance claim. Excluding this non-recurring revenue, net fee revenue decreased 1% ($3.0 million).

         Asset fees, including service fees and revenue sharing from mutual funds and insurance products decreased 6% ($14.0 million), due to the impact of market conditions on the value of customer assets. Customer mutual fund and insurance assets averaged $117.9 billion for the first six months of 2003 compared to $119.2 billion for the first six months of 2002.

         Excluding the business interruption insurance claim, account, activity and other fees increased 17% ($19.8 million). Revenues from credit cards, mortgages and other financial services have increased due to growth in the firm's number of customers and customer accounts. Revenue received from mutual fund subtransfer agent services increased 19% (9.5 million) due to growth in the number of accounts. The number of retirement accounts increased, resulting in custodial fee revenue growth of 20% ($5.3 million) during the first six months of 2003.

         Net interest and dividend income decreased 20% ($8.8 million) during the first six months of 2003 as the interest rates charged on customers' margin loans continue to decrease, and the source of funds borrowed has shifted. Subordinated debt interest expense increased $7.3 million due to the issuance of $250 million subordinated debt in June 2002. Interest income from customer loans outstanding decreased 9% ($5.0 million). The average rate earned on customer loan balances decreased to approximately 5.2% during the first six months of 2003 from approximately 5.7% during the same period in 2002. Average customer margin loan balances were $1.92 billion in the first six months of 2003, compared to $1.94 billion in the corresponding period, a decrease of 1%. Partially offsetting these decreases to net interest income is a $1.8 million year to date decrease in bank loan interest expense due to reduced borrowings and $1.5 million increase in year to date interest income from investing excess

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


funds in reverse repurchase agreements. The firm has been in a net investing position for substantially all of 2003 compared with a net borrowing position in 2002 up to the issuance of the subordinated debt in June 2002.

         Operating expenses decreased 0.5% ($5.0 million) during the first six months of 2003. Compensation and benefits decreased 2% ($15.4 million) during the first six months. Sales compensation decreased 3% ($10.7 million) year to date due to decreased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and the firm's profit margin, decreased 39% ($23.7 million). Payroll expense increased 11% ($22.6 million) due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. The Partnership added 354 IRs in the year ended June 27, 2003, ending the quarter with 9,136 IRs, an increase of 4%, although for the first six months of 2003, the number of IRs decreased by 36 from 9,172 as of January 1, 2003. The firm's branch and home office support staff increased 2% from 13,029 full time equivalents as of June 28, 2002 to 13,238 full time equivalents as of June 27, 2003.

         Occupancy and equipment expenses increased 9% ($9.7 million), due primarily to growth in the number of branch offices as the firm expands its sales force.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's equity capital at June 27, 2003, net of the reserve for anticipated withdrawals, was $702.6 million, compared to $681.4 million at December 31, 2002. Equity capital has increased primarily due to the issuance, net of redemptions, of Subordinated Limited Partner interests ($8.1 million) and the retention of General Partner earnings ($16.7 million), offset by redemption of Limited Partner interests ($3.6 million).

         At June 27, 2003, the Partnership had $135.1 million in cash and cash equivalents. Lines of credit are in place aggregating $1.19 billion ($1.14 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at June 27, 2003. The Association had loans from The Federal Home Loan Bank of $16.7 million as of June 27, 2003, which were secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $12.3 million at June 27, 2003, for which the Partnership received cash collateral.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         The Partnership believes that the liquidity provided by existing cash balances, other highly liquid assets and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes. The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. During the second quarter of 2003, the Partnership purchased two buildings for $60.4 million, one in Tempe, Arizona, and one in St. Louis, Missouri. Both buildings were previously occupied by the Partnership and leased under synthetic operating leases. The purchases were funded from Partnership working capital. There were no significant changes in the Partnership's financial commitments and obligations for the six months ended June 27, 2003.

         For the six months ended June 27, 2003, cash and cash equivalents decreased $40.9 million. Cash provided by operating activities was $132.1 million. The primary sources of cash from operating activities include net income, depreciation, decrease in inventory, and an increase in accrued expenses during the six months. Securities owned, net, decreased $99.8 million from December 31, 2002.

         Cash invested in overnight securities purchased under agreements to resell increased $120.0 million. Cash used in investing activities was $96.2 million including capital expenditures of $60.4 million for two headquarter buildings previously leased under synthetic operating leases. Cash used in financing activities was $76.7 million consisting primarily of partnership withdrawals and distributions ($67.7 million) net of cash proceeds from the issuance of subordinated limited partnership capital of $9.3 million.

         As a result of its activities as a broker/dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 thousand or 2% of aggregate debit items arising from customer transactions. The Net Capital rule provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 27, 2003, EDJ's Net Capital of $591.8 million was 30% of aggregate debit items and its Net Capital in excess

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


of the minimum required was $552.2 million. Net Capital as a percentage of aggregate debit items after anticipated withdrawals was 29%. Net Capital and the related capital percentage may fluctuate on a daily basis.

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

         The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At June 27, 2003, amounts receivable from customers were $2.019 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

         Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in interest rates could increase its annual net interest income by approximately $14 million. Conversely, the Partnership estimates that a 100 basis point decrease in interest rates could decrease the Partnership's annual net interest income by up to $24 million. A decrease in interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

         There were no changes in the Partnership's exposure to market risk and changes in interest rates during the six months ended June 27, 2003 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

Item 1.  Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         31 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         32 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

     (b) Reports on Form 8-K
         None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)



Dated: August 8, 2003                                /s/  Steven Novik
                                                     -----------------------
                                                     Steven Novik
                                                     Chief Financial Officer