Form 10-Q
period 2003-09-26
JONES FINANCIAL COMPANIES LP LLP
filed 2003-11-10
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                           ----------------------

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 26, 2003 Commission file number 0-16633


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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................21



Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................................22

Item 4.    Controls and Procedures.............................................................................22

Item 6.    Exhibits and Reports on Form 8-K ...................................................................22


           Signatures..........................................................................................23

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      ASSETS

                                                                           (Unaudited)
                                                                          September 26,              December 31,
(Amounts in thousands)                                                        2003                      2002
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                $       163,292           $        175,953
Securities purchased under agreements to resell                                  170,000                     65,000
Receivable from:
     Customers                                                                 2,066,999                  1,909,376
     Brokers, dealers and clearing organizations                                 143,985                     99,848
     Mortgages and loans                                                         121,169                    112,959
Securities owned, at market value:
     Inventory securities                                                        102,284                    204,970
     Investment securities                                                       167,031                    175,249
Equipment, property and improvements, at cost, net
     of accumulated depreciation                                                 337,313                    298,129
Other assets                                                                     220,139                    216,761
                                                                         ---------------           ----------------
     Total Assets                                                        $     3,492,212           $      3,258,245
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




                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                   LIABILITIES

                                                                           (Unaudited)
                                                                          September 26,              December 31,
(Amounts in thousands)                                                        2003                      2002
-------------------------------------------------------------------------------------------------------------------
Bank loans                                                               $        21,348           $         13,828
Payable to:
     Customers                                                                 1,725,420                  1,622,595
     Brokers, dealers and clearing organizations                                  30,465                     20,334
     Depositors                                                                  106,977                    109,724
Securities loaned                                                                 13,939                     10,149
Securities sold, not yet purchased, at market value                               16,940                     15,536
Accounts payable and accrued expenses                                            140,278                    120,846
Accrued compensation and employee benefits                                       242,474                    157,050
Long-term debt                                                                    45,372                     49,363
                                                                         ---------------           ----------------
                                                                               2,343,213                  2,119,425
                                                                         ---------------           ----------------
Liabilities subordinated to claims of general creditors                          408,150                    428,875
                                                                         ---------------           ----------------
Partnership capital net of reserve for anticipated withdrawals:
     Limited partners                                                            223,380                    228,666
     Subordinated limited partners                                               103,938                     95,299
     General partners                                                            385,621                    357,406
                                                                         ---------------           ----------------
                                                                                 712,939                    681,371
Reserve for anticipated withdrawals                                               27,910                     28,574
                                                                         ---------------           ----------------
     Total partnership capital                                                   740,849                    709,945
Commitments and contingencies                                                          -                          -
                                                                         ---------------           ----------------
     Total Liabilities                                                   $     3,492,212           $      3,258,245
                                                                         ===============           ================

The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                   Sept. 26,         Sept. 27,        Sept. 26,         Sept. 27,
(Amounts in thousands)                               2003              2002             2003              2002
-------------------------------------------------------------------------------------------------------------------
Net revenue:
   Commissions                                   $     401,173    $      299,605    $   1,115,428    $    1,005,717
   Principal transactions                              103,829           102,755          264,251           312,072
   Investment banking                                    9,318            16,612           35,246            31,503
   Interest and dividends                               33,104            35,192           97,401           103,714
   Gain on investment                                        -             3,625                -             3,625
   Other                                               104,972            92,759          319,944           287,326
                                                 -------------    --------------    -------------    --------------

       Total revenue                                   652,396           550,548        1,832,270         1,743,957
   Interest expense                                     14,380            15,743           43,750            40,580
                                                 -------------    --------------    -------------    --------------
       Net revenue                                     638,016           534,805        1,788,520         1,703,377
                                                 -------------    --------------    -------------    --------------

Operating expenses:
   Compensation and benefits                           382,142           307,617        1,046,145           987,012
   Communications and data processing                   66,630            66,643          196,700           198,923
   Occupancy and equipment                              59,962            54,983          176,496           161,809
   Payroll and other taxes                              21,637            18,380           68,296            66,335
   Floor brokerage and clearance fees                    3,436             3,159           10,506            10,937
   Advertising                                          10,476            11,142           31,412            32,958
   Other operating expenses                             39,961            41,524          126,533           122,322
                                                 -------------    --------------    -------------    --------------
Total operating expenses                               584,244           503,448        1,656,088         1,580,296
                                                 -------------    --------------    -------------    --------------

   Net income                                    $      53,772    $       31,357    $     132,432    $      123,081
                                                 =============    ==============    =============    ==============

Net income allocated to:
   Limited partners                              $       6,402    $        4,242    $      15,860    $       16,739
   Subordinated limited partners                         5,729             3,287           14,343            13,233
   General partners                                     41,641            23,828          102,229            93,109
                                                 -------------    --------------    -------------    --------------
                                                 $      53,772    $       31,357    $     132,432    $      123,081
                                                 =============    ==============    =============    ==============

Net income per weighted average $1,000
  equivalent partnership unit outstanding:
   Limited partners                              $       28.58    $        18.43    $       70.40    $        72.34
                                                 =============    ==============    =============    ==============
   Subordinated limited partners                 $       55.11    $        34.60    $      138.32    $       139.29
                                                 =============    ==============    =============    ==============

Weighted average $1,000 equivalent
  partnership unit outstanding:
   Limited partners                                    224,003           230,168          225,284           231,393
                                                 =============    ==============    =============    ==============
   Subordinated limited partners                       103,956            95,000          103,694            95,003
                                                 =============    ==============    =============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                          Nine Months Ended
                                                                                       Sept. 26,      Sept. 27,
(Amounts in thousands)                                                                   2003           2002
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net income                                                                       $   132,432    $   123,081
     Adjustments to reconcile net income to net cash provided by/
       (used in) operating activities:
              Depreciation and amortization                                                66,036         66,010
              Gain on investment                                                                -         (3,625)
     Changes in assets and liabilities:
         Securities purchased under agreements to resell                                 (105,000)       (20,000)
         Net receivable from customers                                                    (54,798)      (215,494)
         Net receivable from brokers, dealers
           and clearing organizations                                                     (34,006)       (18,354)
         Receivable from mortgages and loans                                               (8,210)        (7,380)
         Securities owned, net of securities sold, not yet purchased                      112,308          8,798
         Other assets                                                                      (3,378)        15,449
         Bank loans                                                                         7,520         23,251
         Payables to depositors                                                            (2,747)         5,070
         Securities loaned                                                                  3,790       (108,731)
         Accounts payable and accrued expenses                                             19,432         20,452
         Accrued compensation and employee benefits                                        85,424         (1,679)
                                                                                      -----------    -----------
         Net cash provided by/(used in) operating activities                              218,803       (113,152)
                                                                                      -----------    -----------

Cash Flows From Investing Activities:
     Purchase of equipment, property and improvements, net                               (105,220)       (70,296)
     Proceeds from sale of investment                                                           -          3,625
                                                                                      -----------    -----------
     Net cash used in investing activities                                               (105,220)       (66,671)
                                                                                      -----------    -----------
Cash Flows From Financing Activities:
     Issuance of long-term debt                                                                 -         13,100
     Repayment of long-term debt                                                           (3,991)        (4,410)
     Issuance of subordinated debt                                                              -        250,000
     Repayment of subordinated debt                                                       (20,725)       (26,725)
     Issuance of partnership interests                                                      9,829         13,124
     Redemption of partnership interests                                                   (6,477)        (4,119)
     Withdrawals and distributions from partnership capital                              (104,880)      (110,295)
                                                                                      -----------    -----------
         Net cash (used in)/provided by financing activities                             (126,244)       130,675
                                                                                      -----------    -----------
         Net decrease in cash and cash equivalents                                        (12,661)       (49,148)
Cash and Cash Equivalents
     Beginning of period                                                                  175,953        196,508
                                                                                      -----------    -----------
     End of period                                                                    $   163,292    $   147,360
                                                                                      ===========    ===========
Cash paid for interest                                                                $    40,963    $    37,046
                                                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.

                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL


                              NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002
                                                      (Unaudited)

                                                             Subordinated
                                              Limited          Limited          General
                                            Partnership      Partnership      Partnership
(Amounts in thousands)                        Capital          Capital          Capital            Total
--------------------------------------------------------------------------------------------------------------
TOTAL PARTNERSHIP CAPITAL                  $    247,718     $      86,654    $     340,344     $     674,716
Reserve for anticipated withdrawals             (14,490)           (4,199)         (17,083)          (35,772)
                                           ------------     -------------    -------------     -------------
Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2001                             233,228            82,455          323,261           638,944
Issuance of partnership interests                     -            13,124                -            13,124
Redemption of partnership interests              (3,532)             (587)               -            (4,119)
Net income                                       16,739            13,233           93,109           123,081
Withdrawals and distributions                      (984)          (12,684)         (60,855)          (74,523)
                                           ------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       245,451            95,541          355,515           696,507
Reserve for anticipated withdrawals             (15,755)             (549)          (5,248)          (21,552)
                                           ------------     -------------    -------------     -------------

Partnership capital net of reserve for
  anticipated withdrawals,
  September 27, 2002                       $    229,696     $      94,992    $     350,267     $     674,955

TOTAL PARTNERSHIP CAPITAL                       239,839            98,422          371,684           709,945
Reserve for anticipated withdrawals             (11,173)           (3,123)         (14,278)          (28,574)
                                           ------------     -------------    -------------     -------------
Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2002                             228,666            95,299          357,406           681,371
Issuance of partnership interests                     -             9,829                -             9,829
Redemption of partnership interests              (5,287)           (1,190)               -            (6,477)
Net income                                       15,860            14,343          102,229           132,432
Withdrawals and distributions                    (1,089)          (12,937)         (62,280)          (76,306)
                                           ------------     -------------    -------------     -------------
TOTAL PARTNERSHIP CAPITAL                       238,150           105,344          397,355           740,849
Reserve for anticipated withdrawals             (14,770)           (1,406)         (11,734)          (27,910)
                                           ------------     -------------    -------------     -------------
Partnership capital net of reserve for
  anticipated withdrawals,
  September 26, 2003                       $    223,380     $     103,938    $     385,621     $     712,939


                The accompanying notes are an integral part of these consolidated financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

BASIS OF PRESENTATION
         The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Investments in nonconsolidated companies which are at least 20% owned are accounted for using the equity method.
         The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is engaged in business as a registered broker-dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to individual customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.
         The financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.
         Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Assets which are recorded at contracted amounts approximating fair value consist largely of short-term receivables. Similarly, the Partnership's short-term liabilities are recorded at contracted amounts approximating fair value.
         Under the terms of the Partnership agreement, a partner's capital will be redeemed by the Partnership in the event of the partner's death, resignation or termination. In the event of the partner's death, the Partnership must redeem the partner's capital within six months of the partner's death. Limited

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.
         Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital and is subject to repayment in four equal annual installments.
         The Partnership's managing partner has the discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership including the liabilities subordinated to the claims of general creditors.
         The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations. Certain prior period amounts have been reclassified to conform with the current year presentation.

NEW ACCOUNTING STANDARD
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," applicable to the Partnership's financial statements effective for periods beginning after December 15, 2003. Under the provisions of Statement 150, the obligation to redeem a partner's capital in the event the partner dies is one of the Statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital upon a partner's death, the Statement will require all of the Partnership's equity capital to be classified as a liability. Historically, withdrawing general partners' capital, whether from voluntary withdrawal or due to a general partner's death or dismissal, has been purchased by other individuals. The classification of all of the Partnership's equity capital as a liability will not alter or modify its treatment as equity capital for other purposes, including its subordination to the claims of general and subordinated creditors.
         The results of operations for the nine months ended September 26, 2003 and September 27, 2002 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements



MATERIAL TRANSACTIONS DURING THE NINE MONTHS ENDING SEPTEMBER 26, 2003
         During the second quarter, the Partnership received approximately $7.0 million from a September 11, 2001 business interruption insurance claim. This was included in Other revenue.
         Also during the second quarter, the Partnership purchased two buildings for $60.4 million, one in Tempe, Arizona, and one in St. Louis, Missouri. Both buildings were previously occupied by the Partnership and leased under synthetic operating leases. The purchases were funded from Partnership working capital.

NET CAPITAL REQUIREMENTS
         As a result of its activities as a broker-dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.
         At September 26, 2003, EDJ's Net Capital of $589.2 million was 29% of aggregate debit items and its Net Capital in excess of the minimum required was $548.8 million. Net Capital as a percentage of aggregate debit items after anticipated withdrawals was 29%. Net Capital and the related capital percentage may fluctuate on a daily basis.
         The firm has other operating subsidiaries, including the Association and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of September 26, 2003.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations




                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

                            RESULTS OF OPERATIONS

         Net income of $132.4 million year to date in 2003 has increased by 7.6% from $123.1 million in 2002, while third quarter results of $53.8 million in 2003 have increased by 72% over $31.4 million earned in third quarter 2002. The firm has experienced very different trends in 2003 and 2002. In 2002, customer activity and the related operating results started out strong and weakened significantly in the second and third quarters. In early 2003, customer activity and the related operating results were similar to the third and fourth quarters of 2002 and have strengthened significantly beginning in the second quarter.

 QUARTER ENDED SEPTEMBER 26, 2003 VERSUS QUARTER ENDED SEPTEMBER 27, 2002
         For the third quarter of 2003, net revenue increased 19% ($103.2 million) to $638.0 million, and net income increased 72% ($22.4 million) to $53.8 million. The Partnership's net profit margin (net income as a percentage of net revenue) increased to 8.4% for the third quarter of 2003 from 5.9% for the third quarter of 2002. Net revenue and net income were positively impacted by both a shift in product mix to higher margin products and an increase in customer activity.
         The Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions of securities) or net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is included in commissions, principal transactions and investment banking. Net fee revenue comprises the asset fee component of commissions, interest and dividends net of interest expense, and other revenues.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


The following tables reconcile the components of net revenue discussed here in the Results of Operations to the components reported in the Consolidated Statements of Income.

Quarter ended Sept. 26, 2003        Trade          Asset      Acct/Act.    Net Interest &        Gain on            Net
(in thousands):                   Revenue           Fees   & Other Fees   Dividend Income    Investments        Revenue
                           --------------  -------------  -------------   ---------------  -------------  -------------
Commissions                $      319,679  $      81,494  $           -   $             -  $           -  $     401,173
Principal Transactions            105,729              -         (1,900)                -              -        103,829
Investment Banking                  9,318              -              -                 -              -          9,318
Interest and Dividends                  -              -              -            33,104              -         33,104
Other                                   -         40,556         64,416                 -              -        104,972
Interest Expense                        -              -              -           (14,380)             -        (14,380)
                           --------------  -------------  -------------   ---------------  -------------  -------------
Net Revenue                $      434,726  $     122,050  $      62,516   $        18,724  $           -  $     638,016
                           ==============  =============  =============   ===============  =============  =============


Quarter ended Sept. 27, 2002        Trade          Asset      Acct/Act.    Net Interest &        Gain on            Net
(in thousands):                   Revenue           Fees   & Other Fees   Dividend Income    Investments        Revenue
                           --------------  -------------  -------------   ---------------  -------------  -------------
Commissions                $      235,406  $      64,199  $           -   $             -  $           -  $     299,605
Principal Transactions            102,607              -            148                 -              -        102,755
Investment Banking                 16,612              -              -                 -              -         16,612
Interest and Dividends                  -              -              -            35,192              -         35,192
Gain on Investment                      -              -              -                 -          3,625          3,625
Other                                   -         38,936         53,823                 -              -         92,759
Interest Expense                        -              -              -           (15,743)             -        (15,743)
                           --------------  -------------  -------------   ---------------  -------------  -------------
Net Revenue                $      354,625  $     103,135  $      53,971   $        19,449  $       3,625  $     534,805
                           ==============  =============  =============   ===============  =============  =============

         Trade revenue increased 23% ($80.1 million) due to a 36% ($84.3 million) increase in commission revenue, and a 3% ($3.1 million) increase in principal transactions. These were partially offset by a 44% ($7.3 million) decrease in investment banking revenues. Customer dollars invested (customers' buy and sell transactions generating trade revenue) were $15.5 billion during the second quarter of 2003, representing an 18% ($2.4 billion) increase from the comparable prior year period. The firm's gross margin earned on each $1,000 invested increased 3% from $26.30 to $27.10 during the third quarter due primarily to a shift in product mix from fixed income products to higher margin mutual fund products.
         Commissions revenue, excluding asset based fees, increased 36% ($84.3 million) due to an increase in customer dollars invested and an increased margin earned on customer dollars invested. The increased margin resulted from a shift in product mix from fixed income products, which decreased from $5.2 billion or 39% of the customer dollars invested in 2002 to $4.8 billion or 31% in 2003, to mutual funds, which increased from $3.4 billion or 26% of the customer dollars invested in 2002 to $5.7 billion or 37% in 2003. Mutual fund commissions increased 57% ($76.0 million) due to a 68% increase in customer dollars invested in mutual funds, from $3.4 billion invested in the third quarter of 2002 to $5.7 billion invested in the third quarter of 2003. In addition, commissions from insurance products increased

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


12% ($4.5 million) due to a 13% increase in customer dollars invested, from $0.8 billion during the third quarter of 2002 to $0.9 billion during the third quarter of 2003.
         Principal transactions revenue increased 3% ($3.1 million) during the third quarter due to a slight increase in customer dollars invested in fixed income products. Customers invested $5.5 billion for the third quarter of 2003 compared to $5.4 billion for the same period in 2002.
         Investment banking revenue decreased 44% ($7.3 million) from the third quarter of 2002. Several of the underwritings completed in 2002 were significantly larger than those completed in 2003.
         Net fee revenue (fee revenue less interest expense) increased 13% ($23.1 million) during the third quarter.
         Asset fees, including service fees and revenue sharing from mutual fund and insurance companies increased 18% ($18.9 million). These revenues are primarily comprised of service fees and revenue sharing from mutual fund and insurance vendors which are based on customers' asset values. Average mutual fund and insurance customer assets were $137.0 billion for the third quarter of 2003 compared to $108.6 billion for the third quarter of 2002.
         Account, activity and other fees increased 16% ($8.5 million) during the third quarter 2003. The firm offers a variety of financial services to customers, including credit cards and mortgages which are offered through relationships with other financial institutions. Revenues from these and other financial services have increased due to growth in the firm's number of customers and customer accounts. Revenue received from mutual fund subtransfer agent services increased 16% ($4.9 million) due to growth in the number of accounts. Additionally, the number of retirement accounts increased, resulting in custodial fee revenue growth of 21% ($2.2 million). Also included in account, activity and other fees is a $1.9 million loss on inventory that the firm holds for principal transactions.
         Net interest and dividend income decreased 4% ($0.7 million) during the third quarter due to reduced interest rates charged on customers' margin loans. Interest income from customer loans outstanding decreased 8% ($2.2 million). The average rate earned on customer loan balances decreased to approximately 5.0% during the third quarter from approximately 5.7% during the third quarter in 2002. Average customer margin loan balances increased slightly year over year, from $1.91 billion during the third quarter of 2002 to $2.02 billion during the third quarter of 2003. Partially offsetting this decrease in interest income is $0.5 million in increased interest income earned from investing excess funds in reverse repurchase agreements, $0.4 million in reduced subordinated debt interest expense due to regularly scheduled principal payments throughout the year, and $0.2 million in reduced interest expense paid to depositors at the Association.
         Operating expenses increased 16% ($80.8 million) due to variable expenses which increased in accordance with increased revenue as well as the firm's continued emphasis on expanding its sales force. The Partnership added 341 Investment Representatives ("IRs") in the twelve months ended September 26, 2003,

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


ending the quarter with 9,304 IRs, an increase of 4%. The primary areas of operating expense increase include compensation ($74.5 million) and occupancy and equipment ($5.0 million). At the same time, the firm has focused on containing costs which is reflected in reduced costs in other areas.
         Compensation and benefits increased 24% ($74.5 million) during the third quarter. Sales compensation increased 24% ($40.5 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to investment representatives, branch office assistants and headquarters associates more than tripled ($25.4 million increase from $11.4 million in the third quarter of 2002) due to increased profitability. Payroll expense for branch office associates increased 13% ($7.7 million) due to increased costs for existing personnel and additional support as the firm grows its sales force.
         Recently a task force organized by the Securities and Exchange Commission, National Association of Securities Dealers ("NASD"), the Securities Industry Association, and the Investment Company Institute examined the ability of broker-dealers to deliver breakpoint discounts in the sale of front-end sales load mutual fund shares. The task force has recommended significant changes in procedures for gathering information from clients and sharing information with mutual funds to better enable broker-dealers to meet their obligations to deliver breakpoint discounts. In addition, NASD has issued a Notice to Members (August 2003, NtM 03-47) which orders restitution where members are aware that customers did not receive the breakpoint discounts to which they were entitled. The Partnership has not yet determined the amount of restitution that it will ultimately be required to make, although it has paid $18 thousand to date. In the opinion of management we do not believe the total amount of restitution will have a material adverse effect on the Partnership and its subsidiaries as a whole, nonetheless the amounts involved could be substantial.
         Regulators at the state and federal level, as well as the Congress, are also investigating the manner in which mutual funds compensate broker-dealers in connection with the sale of the mutual funds' shares by the broker-dealer. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to such payments and possible that such payments may be restricted. Any further resultant action from the task force and regulatory studies concerning mutual funds could negatively affect the Partnership. The Partnership derived 41% of its revenue from Mutual Fund related revenue in the third quarter and year to date September 26, 2003.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


NINE MONTHS ENDED SEPTEMBER 26, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 27, 2002
         For the nine months ended September 26, 2003, net revenue increased
5% ($85.1 million), and net income increased 8% ($9.4 million). The Partnership's net profit margin increased to 7.4% for the first nine months of 2003 from 7.2% for the first nine months of 2002. Net revenue and net income were impacted by a slight increase in customer activity as well as a shift in product mix to higher margin products.
         Although net revenue and net income have increased year over year, the underlying trends have been very different. The first quarter of 2002 was strong, and due to decreased customer activity, the second and third quarters were progressively weaker. In 2002, net income for the first nine months was earned 34% in the first quarter, 41% in the second quarter and 25% in the third quarter. During 2003, the year started out very similar to late 2002, and has progressively improved. Net income for 2003 to date has been earned 19% in the first quarter, 41% in the second quarter and 40% in the third quarter.
         The following tables reconcile the components of net revenue discussed here in the Results of Operations to the components reported in the Consolidated Statements of Income.

Nine months ended
Sept. 26, 2003                      Trade          Asset      Acct/Act.    Net Interest &        Gain on            Net
(in thousands):                   Revenue           Fees   & Other Fees   Dividend Income    Investments        Revenue
                           --------------  -------------  -------------   ---------------  -------------  -------------
Commissions                $      894,017  $     221,411  $           -   $             -    $         -  $   1,115,428
Principal Transactions            266,121              -         (1,870)                -              -        264,251
Investment Banking                 35,246              -              -                 -              -         35,246
Interest and Dividends                  -              -              -            97,401              -         97,401
Other                                   -        114,186        205,758                 -              -        319,944
Interest Expense                        -              -              -           (43,750)             -        (43,750)
                           --------------  -------------  -------------   ---------------  -------------  -------------
Net Revenue                $    1,195,384  $     335,597  $     203,888   $        53,651  $           -  $   1,788,520
                           ==============  =============  =============   ===============  =============  =============


Nine months ended
Sept. 27, 2002                      Trade          Asset      Acct/Act.    Net Interest &        Gain on            Net
(in thousands):                   Revenue           Fees   & Other Fees   Dividend Income    Investments        Revenue
                           --------------  -------------  -------------   ---------------  -------------  -------------
Commissions                $      793,735  $     211,982  $           -   $             -  $           -  $   1,005,717
Principal Transactions            312,157              -            (85)                -              -        312,072
Investment Banking                 31,503              -              -                 -              -         31,503
Interest and Dividends                  -              -              -           103,714              -        103,714
Gain on Investment                      -              -              -                 -          3,625          3,625
Other                                   -        118,727        168,599                 -              -        287,326
Interest Expense                        -              -              -           (40,580)             -        (40,580)
                           --------------  -------------  -------------   ---------------  -------------  -------------
Net Revenue                $    1,137,395  $     330,709  $     168,514   $        63,134  $       3,625  $   1,703,377
                           ==============  =============  =============   ===============  =============  =============

         Trade revenue increased 5% ($58.0 million) during the first nine months of 2003. Customer dollars invested were $42.0 billion during the first nine months of 2003, representing a 1% ($0.4 billion) increase from the comparable prior year period. The firm's gross margin earned on each $1,000 invested increased 4% from $26.50 to $27.60 during the first nine months of 2003 due primarily to a shift in

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


product mix. Customer purchases shifted from equity and fixed income products to higher margin mutual fund products.
         Commission revenue, excluding asset based fees, increased 13% ($100.3 million) year to date due to increased margins earned on customer dollars invested as a result of a shift in product mix. Mutual fund commissions increased 27% ($125.7 million), offset by decreases in commissions from individual equity products of 8% ($16.9 million) and insurance products of 7% ($8.5 million). Approximately $15.5 billion or 37% of customer dollars invested in 2003 were invested in mutual funds, compared to $11.8 billion or 28% for the same period in 2002. Equity and insurance products together decreased from $12.4 billion or 30% of the firms product mix in the first nine months of 2002 to $11.1 billion or 27% in the first nine months of 2003.
         Principal transactions revenue decreased 15% ($46.0 million) during the first nine months of 2003 due to a decrease in customer dollars invested in fixed income products and to a lower margin earned on principal transactions. Customers invested $14.6 billion in principal transactions during the first nine months of 2003 compared to $16.3 billion for the same period in 2002. As a result, revenue from government bonds decreased 39% ($19.1 million), and revenue from municipal bonds decreased 13% ($17.1 million). The firm's margin earned on each $1,000 invested decreased from $18.60 from the nine months ended September 2002 to $18.00 in the nine months ended September 2003. The product mix has shifted to lower margin shorter maturity fixed income products in 2003.
         Net fee revenue increased 5% ($27.2 million) year to date. Included in other revenue in account, activity and other fees in 2003 is approximately $7.0 million in revenue from a September 11, 2001 business interruption insurance claim. Net fee revenue in 2002 includes a $3.6 million investment gain from a partial sale of the firm's London Stock Exchange shares when the London Stock Exchange demutualized. Excluding these two non-recurring revenue items, net fee revenue increased 4% ($23.8 million).
         Asset fees, including service fees and revenue sharing from mutual funds and insurance products increased 1% ($4.9 million), due to the impact of market conditions on the value of customer assets. Customer mutual fund and insurance assets averaged $124.3 billion for the first nine months of 2003 compared to $115.3 billion for the first nine months of 2002.
         Excluding the business interruption insurance claim, account, activity and other fees increased 17% ($28.4 million). Revenues from credit cards, mortgages and other financial services have increased due to growth in the firm's number of customers and customer accounts. Revenue received from mutual fund subtransfer agent services increased 16% ($14.0 million) due to growth in the number of accounts. The number of retirement accounts increased, resulting in custodial fee revenue growth of 20% (7.6 million) during the first nine months of 2003.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         Net interest and dividend income decreased 15% ($9.5 million) during the first nine months of 2003 as the interest rates charged on customers' margin loans continued to decrease, and the source of funds borrowed shifted. Interest income from customer loans outstanding decreased 9% ($7.2 million). The average rate earned on customer loan balances decreased to approximately 5.1% during the first nine months of 2003 from approximately 5.7% during the same period in 2002. Average customer margin loan balances were $1.95 billion in the first nine months of 2003, compared to $1.92 billion in the corresponding period of 2002, an increase of 1%. Subordinated debt interest expense increased $6.9 million due to the issuance of $250 million subordinated debt in June 2002. Partially offsetting these decreases to net interest income is a $1.8 million year to date decrease in bank loan interest expense due to reduced borrowings and $1.3 million increase in year to date interest income from investing excess funds in reverse repurchase agreements. The firm has been in a net investing position for substantially all of 2003 compared with a net borrowing position in 2002 up to the issuance of the subordinated debt in June 2002.
         Operating expenses increased 5% ($75.8 million) during the first nine months of 2003. Compensation and benefits increased 6% ($59.1 million). Sales compensation increased 6% ($29.8 million) year to date due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and the firm's profit margin, increased 3% ($1.8 million). Payroll expense for branch office associates increased 15% ($24.5 million) due to increased costs for existing personnel and additional support as the firm grows its sales force. The Partnership added 341 Investment Representatives ("IRs") in the twelve months ended September 26, 2003, ending the quarter with 9,304 IRs, an increase of 4%.
         Occupancy and equipment expenses increased 9% ($14.7 million), due primarily to growth in the number of branch offices as the firm expands its sales force.

LIQUIDITY AND CAPITAL RESOURCES
         The Partnership's capital at September 26, 2003, net of the reserve for anticipated withdrawals, was $712.9 million, compared to $681.4 million at December 31, 2002. Capital has increased primarily due to the issuance, net of redemptions, of Subordinated Limited Partner interests ($8.6 million) and the retention of General Partner earnings ($28.2 million), offset by redemption of Limited Partner interests ($5.3 million).
         At September 26, 2003, the Partnership had $163.3 million in cash and cash equivalents. Lines of credit are in place aggregating $1.16 billion ($1.11 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


which serve as collateral for the loans. No amounts were outstanding under these lines at September 26, 2003. The Association had loans from the Federal Home Loan Bank of $21.3 million as of September 26, 2003, which were secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $13.9 million at September 26, 2003, for which the Partnership received cash collateral.
         The Partnership believes that the liquidity provided by existing cash balances, other highly liquid assets and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes. The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. During the second quarter of 2003, the Partnership purchased two buildings for $60.4 million, one in Tempe, Arizona, and one in St. Louis, Missouri. Both buildings were previously occupied by the Partnership and leased under synthetic operating leases. The purchases were funded from Partnership working capital. There were no significant changes in the Partnership's financial commitments and obligations for the nine months ended September 26, 2003.
         For the nine months ended September 26, 2003, cash and cash equivalents decreased $12.7 million. Cash provided by operating activities was $218.8 million. The primary sources of cash from operating activities include net income adjusted for depreciation, a decrease in inventory, and an increase in accrued expenses during the nine months. Securities owned, net, decreased $112.3 million from December 31, 2002. Cash invested in overnight securities purchased under agreements to resell increased $105.0 million.
         Cash used in investing activities was $105.2 million, including capital expenditures of $60.4 million for two headquarter buildings previously leased under synthetic operating leases. Cash used in financing activities was $126.2 million, consisting primarily of partnership withdrawals and distributions ($104.9 million) and scheduled repayments of subordinated debt ($20.7 million), offset by cash proceeds from the issuance of subordinated limited partnership capital of $9.8 million.
         On September 12, 2003, the Partnership filed a Form S-8 with the Securities and Exchange Commission to register $150 million additional Limited Partnership Interests. The Partnership intends to issue these interests on December 31, 2003. The funds received will be used for general purposes.
         As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


must maintain minimum Net Capital, as defined, equal to the greater of $250 thousand or 2% of aggregate debit items arising from customer transactions. The Net Capital rule provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 26, 2003, EDJ's Net Capital of $589.2 million was 29% of aggregate debit items and its Net Capital in excess of the minimum required was $548.8 million. Net Capital as a percentage of aggregate debit items after anticipated withdrawals was 29%. Net Capital and the related capital percentage may fluctuate on a daily basis.

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

         The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At September 26, 2003, amounts receivable from customers were $2.067 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

         Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in interest rates could increase its annual net interest income by approximately $13 million. Conversely, the Partnership estimates that a 100 basis point decrease in interest rates could decrease the Partnership's annual net interest income by up to $23 million. A decrease in interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

         There were no changes in the Partnership's exposure to market risk and changes in interest rates during the nine months ended September 26, 2003 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                         Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no material changes in the legal proceedings previously reported.

Item 4.  Controls and Procedures

     As of the end of the period covered by this report, the Partnership conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the chief executive officer and chief financial officer concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Partnership's internal controls over financial reporting during the Partnership's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         31(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)

Dated: November 7, 2003                          /s/  Steven Novik
                                                 -----------------------
                                                 Steven Novik
                                                 Chief Financial Officer