Form 10-Q/A
period 2003-09-26
JONES FINANCIAL COMPANIES LP LLP
filed 2003-12-04
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                        Page
                                                                      Number

           EXPLANATORY NOTE..............................................3


Part I.    FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................4


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................13


           Signatures...................................................14

                              EXPLANATORY NOTE

         This Form 10-Q/A is being filed solely for the purpose of amending a certain disclosure in Item 2 of Part I. The last sentence in the final paragraph of the quarterly Management's Discussion and Analysis of Financial Condition and Results of Operations is being amended. The sentence, as originally filed, read, "The Partnership derived 41% of its revenue from mutual fund related revenue in the third quarter and year to date September 26, 2003." The sentence now reads, "The Partnership derived 53% of its revenue from mutual fund related revenue in the third quarter and year to date September 26, 2003."

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

Quarter ended Sept. 26, 2003     Trade         Asset      Acct/Act.    Net Interest &       Gain on           Net
(in thousands):                Revenue          Fees   & Other Fees   Dividend Income   Investments       Revenue
                              --------      --------   ------------   ---------------   -----------      --------

Commissions                   $319,679      $ 81,494        $     -          $      -          $  -      $401,173
Principal Transactions         105,729             -         (1,900)                -             -       103,829
Investment Banking               9,318             -              -                 -             -         9,318
Interest and Dividends               -             -              -            33,104             -        33,104
Other                                -        40,556         64,416                 -             -       104,972
Interest Expense                     -             -              -           (14,380)            -       (14,380)
                              --------      --------        -------          --------          ----      --------
Net Revenue                   $434,726      $122,050        $62,516          $ 18,724          $  -      $638,016
                              ========      ========        =======          ========          ====      ========


Quarter ended Sept. 27, 2002     Trade         Asset      Acct/Act.    Net Interest &       Gain on           Net
(in thousands):                Revenue          Fees   & Other Fees   Dividend Income   Investments       Revenue
                              --------      --------   ------------   ---------------   -----------      --------

Commissions                   $235,406      $ 64,199       $      -          $      -       $     -      $299,605
Principal Transactions         102,607             -            148                 -             -       102,755
Investment Banking              16,612             -              -                 -             -        16,612
Interest and Dividends               -             -              -            35,192             -        35,192
Gain on Investment                   -             -              -                 -         3,625         3,625
Other                                -        38,936         53,823                 -             -        92,759
Interest Expense                     -             -              -           (15,743)            -       (15,743)
                              --------      --------       --------          --------       -------      --------
Net Revenue                   $354,625      $103,135       $ 53,971          $ 19,449       $ 3,625      $534,805
                              ========      ========       ========          ========       =======      ========

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


billion invested in the third quarter of 2003. In addition, commissions from insurance products increased 12% ($4.5 million) due to a 13% increase in customer dollars invested, from $0.8 billion during the third quarter of 2002 to $0.9 billion during the third quarter of 2003.

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

         Regulators at the state and federal level, as well as the Congress, are also investigating the manner in which mutual funds compensate broker-dealers in connection with the sale of the mutual funds' shares by the broker-dealer. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to such payments and possible that such payments may be restricted. Any further resultant action from the task force and regulatory studies concerning mutual funds could negatively affect the Partnership. The Partnership derived 53% of its revenue from Mutual Fund related revenue in the third quarter and year to date September 26, 2003.

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

Nine months ended Sept. 26,      Trade         Asset      Acct/Act.    Net Interest &       Gain on           Net
2003 (in thousands):           Revenue          Fees   & Other Fees   Dividend Income   Investments       Revenue
                              --------      --------   ------------   ---------------   -----------      --------

Commissions                 $  894,017      $221,411       $      -          $      -          $  -    $1,115,428
Principal Transactions         266,121             -         (1,870)                -             -       264,251
Investment Banking              35,246             -              -                 -             -        35,246
Interest and Dividends               -             -              -            97,401             -        97,401
Other                                -       114,186        205,758                 -             -       319,944
Interest Expense                     -             -              -           (43,750)            -       (43,750)
                            ----------      --------       --------          --------          ----    ----------
Net Revenue                 $1,195,384      $335,597       $203,888          $ 53,651          $  -    $1,788,520
                            ==========      ========       ========          ========          ====    ==========


Nine months ended Sept. 27,      Trade         Asset      Acct/Act.    Net Interest &       Gain on           Net
2002 (in thousands):           Revenue          Fees   & Other Fees   Dividend Income   Investments       Revenue
                              --------      --------   ------------   ---------------   -----------      --------

Commissions                 $  793,735      $211,982       $      -          $      -        $    -    $1,005,717
Principal Transactions         312,157             -            (85)                -             -       312,072
Investment Banking              31,503             -              -                 -             -        31,503
Interest and Dividends               -             -              -           103,714             -       103,714
Gain on Investment                   -             -              -                 -         3,625         3,625
Other                                -       118,727        168,599                 -             -       287,326
Interest Expense                     -             -              -           (40,580)            -       (40,580)
                            ----------      --------       --------          --------          ----    ----------
Net Revenue                 $1,137,395      $330,709       $168,514          $ 63,134        $3,625    $1,703,377
                            ==========      ========       ========          ========        ======    ==========

         Trade revenue increased 5% ($58.0 million) during the first nine months of 2003. Customer dollars invested were $42.0 billion during the first nine months of 2003, representing a 1% ($0.4 billion) increase from the comparable prior year period. The firm's gross margin earned on each $1,000 invested increased 4% from $26.50 to $27.60 during the first nine months of 2003 due primarily to a shift in product mix. Customer purchases shifted from equity and fixed income products to higher margin mutual fund products.

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

                         Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Reference is made to the Exhibit Index contained hereinafter
         (b)  Reports on Form 8-K
              None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                (Registrant)

Dated: December 3, 2003                              /s/  Steven Novik
                                                     -----------------------
                                                     Steven Novik
                                                     Chief Financial Officer