Form 10-K
period 2003-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2004-03-30
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003     Commission file number 0-16633
                           ----------------                            -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                    43-1450818
------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                63131
------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code           (314) 515-2000
                                                            ------------------
Securities registered pursuant to Section 12(b) of the act:

                                                 Name of each exchange
           Title of each class                    on which registered
           -------------------                    -------------------

                  NONE                                   NONE
--------------------------------------  --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Limited Partnership Interests
------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

As of March 27, 2004 there were no voting securities held by non-affiliates of the registrant.

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

The Partnership's principal operating subsidiary, EDJ, is a registered broker-dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and is a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, Chicago and London exchanges, a participating organization in the Toronto exchange, and is a registered broker-dealer with the National Association of Securities Dealers, Inc. ("NASD").

As of January 30, 2004, the Partnership was composed of 275 general partners, 5,021 limited partners and 146 subordinated limited partners.

At December 31, 2003, the Partnership is organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., a Missouri corporation and 100% of the outstanding common stock of LHC, Inc. ("LHC"), a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., a Missouri limited partnership and EDJ Leasing Co., L.P., a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through its Canadian entities, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner, and 100% of the common stock of Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., (the "Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd.

The Partnership is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company and Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company. Edward Jones Insurance Agency Holding, L.L.C. is the sole member of Edward Jones Insurance Agency

                                   PART I


of Wyoming, L.L.C., a Wyoming limited liability company and Edward Jones Insurance Agency of Michigan, L.L.C., a Michigan limited liability company. The Partnership and Edward Jones Insurance Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company; and Edward Jones Insurance Agency of Montana, L.L.C., a Montana limited liability company. Edward Jones Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of California, L.L.C., a California limited liability company. All of the insurance agencies engage in general insurance brokerage activities.

The Partnership holds all of the partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trusts. The general partner of Unison Investment Trusts, L.P., Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 100% of the outstanding common stock of Cornerstone Mortgage Investment Group II, Inc., a Delaware limited purpose corporation which has structured and sold secured mortgage bonds. EDJ also owns 50% of issued common stock of S-J Capital Corp., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners II, L.P., Community Investment Partners III, L.P., L.L.L.P., Community Investment Partners IV, L.P., L.L.L.P., and Community Investment Partners V, L.P., L.L.L.P., business development companies. EDJ owns 7% of the Customer Account Protection Company Holdings, Inc. ("CAPCO"), a captive insurance group.

During 2002, the Partnership's affiliates, Edward Jones Insurance Agency of Nevada, Inc., Edward Jones Insurance Agency of Alabama, L.L.C., EJ Insurance Agency of Ohio, and EDJ Insurance Agency of Texas, Inc., were dissolved. The Partnership's affiliates, Edward Jones Nominees PEP Limited and Edward Jones Nominees ISA Limited, both 100% owned by Edward Jones Limited, a U.K. private limited company, were also dissolved in 2002. During 2003, the Partnership's affiliate, Edward Jones Insurance Agency of Montana, L.L.C., was dissolved. None of these had conducted active businesses.

Within the past five years, the Registrant has added several new legal entities. During 2000, Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited, and Edward Jones Nominee ISA Limited, all three of which are U.K. private limited companies, were organized and subsequently dissolved in 2002. During 2002, Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation, was organized. During 2003, Community Investment Partners V, L.P., L.L.L.P., a business development company, was organized.

                                   PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                        2003            2002            2001
---------------------------------------------------------------------------------
Commissions
  Listed                             $   214,431     $   214,247     $   219,359
  Mutual Funds                         1,087,599         831,652         740,209
  Over-the-Counter                        49,804          50,429          77,618
  Insurance                              226,376         213,496         216,009
  Other                                      612             753             667
Principal Transactions                   350,662         403,329         370,327
Investment Banking                        43,817          41,055          24,676
Interest and Dividends                   132,114         137,579         181,032
Sub-Transfer Agent Revenue               137,729         119,307          95,022
Mutual Fund & Insurance Revenue           91,842          87,298          79,107
Money Market Revenue                      72,708          75,707          73,594
IRA Custodial Service Fees                58,537          48,695          38,554
Other Revenue                             72,631          48,349          38,213
Gain on Investments                            -           8,186               -
                                    -------------   -------------   -------------
Total Revenue                        $ 2,538,862     $ 2,280,082     $ 2,154,387
                                    =============   =============   =============

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

Customer transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange, Inc. ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customer margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings securities owned by margin customers having an

                                   PART I


aggregate market value generally up to 140% of the debit balance in margin accounts. The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

In permitting customers to purchase securities on margin, the Partnership assumes the risk of a market decline which could reduce the value of its collateral below a customer's indebtedness before the collateral is sold. Under the NYSE rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the customer to deposit additional securities or cash so that, at all times, the loan to the customer is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, imposes a more stringent maintenance requirement.

Variations in revenues from listed brokerage commissions between periods is largely a function of market conditions.

MUTUAL FUNDS. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealer's discount which generally ranges from 1% to 5 3/4% of the purchase price of the shares, depending on the terms of the dealer agreement and the amount of the purchase. The Partnership earns service fees which are generally based on 15 to 25 basis points of its customer assets which are held by the mutual funds. The Partnership also earns revenue sharing from certain mutual fund vendors. The particular revenue sharing agreements involving the Partnership vary among fund families, with the investment advisers or distributors of some families providing a percentage of average assets held by the Partnership's customers. Other fund families provide a payment to the Partnership of the underlying fund management fees based on the underlying assets of the Partnership's customers. In addition, the Partnership may receive profit sharing participation or the revenue sharing agreement may pay the Partnership a flat dollar amount. The underlying management fees vary by fund within each fund family. In addition, certain revenue sharing agreements may also include payments based on current year sales. These arrangements vary and are based on either a percentage of the underwriter's concession retained by the fund distribution company or a specified number of basis points on the Partnership's current year fund sales. The Partnership does not manage any mutual fund, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund.

OVER-THE-COUNTER TRANSACTIONS. Partnership activities in unlisted
(over-the-counter) transactions are essentially similar to its activities as a broker in listed securities. In connection with customer orders to buy or sell securities, the Partnership charges a commission for both principal and agency transactions.

INSURANCE. The Partnership has executed agency agreements with various national insurance companies. EDJ is able to offer life insurance, long term care insurance, fixed and variable annuities and other types of insurance to its customers through substantially all of its investment representatives who hold insurance sales licenses. As an agent for the insurance company, the Partnership receives commission on the purchase price of the policy. The Partnership also earns service fees which are generally based on its customer assets held by the insurance companies. The Partnership also earns revenue sharing from certain insurance vendors. The revenue sharing agreements vary, with amounts generally based on assets held by the Partnership's customers or based on current year sales.

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

                                   PART I


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

The Syndicate and Underwriting Departments are responsible for the largest portion of the Partnership's investment banking business. In the case of an underwritten offering managed by the Partnership, these departments may form underwriting syndicates and work closely with the branch office network for sales of the Partnership's own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate member, these departments serve as active coordinators between the managing underwriter and the Partnership's branch office network.

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

The Securities Act of 1933 and other applicable laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the prospectus used to describe the offered securities. In addition, there exists a potential for possible conflict of interest between an underwriter's desire to sell its securities and its obligation to its customers not to recommend unsuitable securities. In recent years, there has been an increasing incidence of litigation in these areas. These lawsuits are frequently brought for the benefit of large classes of purchasers of underwritten securities. Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

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

                                   PART I


The Partnership charges a fee to certain mutual funds for sub-accounting services. Additionally, under certain agreements, non-commission revenue is received from companies whose mutual funds and insurance products the Partnership distributes. The Partnership has a minority partnership interest in the investment advisor to the Edward Jones Money Market Fund. The Partnership does not have management responsibility for the advisor. Revenue from this source has increased over the years due to growth in the fund, both in dollars invested and number of accounts. EDJ is also the custodian for its IRA accounts and charges customers an annual fee for its services.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. This service is offered firmwide and involves income and estate tax planning and analysis for clients. Revenues from this source are immaterial and are included under "Other Revenue".

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

CUSTOMER ACCOUNT ADMINISTRATION AND OPERATIONS. Operations associates are responsible for activities relating to customer securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions for its United States and United Kingdom entities. In Canada, the Partnership has entered into an introducing/carrying arrangement with National Bank of Canada. It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance. To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for all securities are captured at the branch electronically, routed to St. Louis and forwarded to the appropriate market for execution. The Partnership's processing of paperwork following the execution of a security transaction is automated, and operations are generally on a current basis.

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

The Partnership clears and settles virtually all of its listed and over the counter equities, municipal bond, corporate bond and mutual fund transactions through the National Securities Clearing Corporation ("NSCC"), New York, New York. NSCC effects clearing of securities on the New York, American and Chicago Stock Exchanges.

                                   PART I


In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with the Depository Trust Company ("DTC") in lieu of maintaining physical custody of the certificates. The Partnership also uses a major bank for custody and settlement of treasury securities and Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") issues.

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

Customers are protected from firm insolvency by the Securities Investors Protection Corporation ("SIPC") in the United States, Investors Compensation Scheme ("ICS") in the United Kingdom and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess insurance coverage maintained by the Partnership in The United States and the United Kingdom. As of February 16, 2004, excess coverage in the United States is provided by CAPCO, of which the Partnership is a 7% owner. SIPC provides protection for customer accounts for up to $500,000, including up to $100,000 for cash claims. ICS covers 100% of the first (pound)30,000 and 90% for the next (pound)20,000, for a maximum protection of (pound)48,000 for all investment business. CIPF limits coverage to $1,000,000 total, which can be any combination of securities and cash. The coverage provided by SIPC, ICS and CIPF, and protection in excess limits thereof, would be available to customers of the Partnership in the event of insolvency.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not

                                   PART I


had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 275 general partners, the Partnership has approximately 29,200 full and part-time employees. This includes 9,426 registered salespeople as of January 30, 2004. The Partnership's salespersons are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has no formal bonus plan for its non-registered employees. The Partnership has, however, in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains a training program for prospective salespeople which includes nine weeks of concentrated instruction and on-the-job training in a branch office. During the first phase, the trainee spends 60 days studying Series 7 examination materials and taking the examination. After passing the examination, trainees spend one week in a comprehensive training program in St. Louis followed by three weeks at a designated location to conduct market research and prepare for opening the office. The trainee then spends three weeks of on-the-job training in a branch location reviewing investments, office procedures and sales techniques. Next, the trainee returns to his or her designated location for one week to continue building a prospect base. One final week is then spent in a central location to complete the initial training program. Two and four months later, the investment representative attends additional training classes in St. Louis, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 9,063 branch offices as of January 30, 2004, primarily staffed by a single investment representative. The Partnership operates 8,419 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 554 offices as of January 30, 2004) and the United Kingdom (through 90 offices as of January 30, 2004).

COMPETITION. The Partnership is subject to intensive competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. In recent periods, many regulatory requirements prohibiting non-securities firms from engaging in certain aspects of brokerage firms' business have been eliminated and further removal of such prohibitions is anticipated. With minor exceptions, customers are free to transfer their business to competing organizations at any time. There is intense competition among securities firms for salespeople with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its registered representatives, although the

                                   PART I


Partnership believes that its rate of turnover of investment representatives is not higher than that of other firms comparable to the Partnership.

REGULATION. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EDJ or an affiliate is registered as a broker-dealer in 50 states, Puerto Rico, Canada and the United Kingdom.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In addition, EDJ conducts business in Canada through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom through a subsidiary which is regulated by The Financial Services Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

UNIFORM NET CAPITAL RULE. As a broker-dealer and a member firm of the NYSE, the Partnership is subject to the Uniform Net Capital Rule ("Rule") promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum Net Capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing Net Capital and the Partnership has adopted what is generally referred to as the alternative method. Minimum required Net Capital under the alternative method is equal to 2% of the customer debit balances, as defined. The Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if Net Capital would thereafter be less than 5% of customer debit balances. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. In computing Net Capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative statement of other assets such as a company's securities owned. Failure to maintain the required Net Capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the Uniform Net Capital Rule.

The firm has other operating subsidiaries, including the Association and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable regulations as of December 31, 2003.

                                   PART I


ITEM 2.  PROPERTIES

The Partnership conducts its United States headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona, comprising a total of 26 separate buildings. Twenty-two buildings are owned by the Partnership and four buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its United Kingdom home office located in London, England. The Partnership also maintains facilities in 9,063 branch locations (as of January 30, 2004) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgements, fines or penalties. Recently, the number of investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

MUTUAL FUND MATTERS. Beginning in 2003, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry wide issues including market timing, late trading, the failure of broker-dealers to provide breakpoint discounts to mutual fund purchasers and the manner in which mutual fund and annuity companies compensate broker-dealers. In connection with various investigations, the Partnership has received information requests and subpoenas from various state government regulators, the SEC, the NYSE, the NASD, and the U.S. Attorney for the Eastern District of Missouri, regarding the Partnership's revenue sharing arrangements, mutual fund sales practices and other mutual fund issues. The following summarizes the most significant of such actions that currently are directed at the Partnership.

In January 2004, the staff of the SEC informed the Partnership that it is considering recommending enforcement action in connection with the Partnership's mutual fund sales practices. The staff advised the Partnership that the proposed action against it would be based upon, among other things, the adequacy of the Partnership's disclosures regarding revenue sharing arrangements with specified investment companies and the Partnership's alleged favored sale or distribution of shares of those investment companies based upon considerations received.

Similarly, in January of 2004, the staff of the NASD informed the Partnership that it is considering recommending enforcement action in connection with the Partnership's mutual fund sales practices. The staff advised the Partnership that the proposed action would be predicated upon, among other things, (1) the disclosures regarding revenue sharing arrangements with specified investment companies and entities affiliated with certain variable annuity investments were violative of NASD rules; and
(2) the receipt of certain directed brokerage commissions by the Partnership and its sponsorship of certain award promotions were violative of other rules of the NASD.

                                   PART I


On or about January 20, 2004, a class action captioned Enriquez, et. al. v. Edward D. Jones & Co., L.P., et. al. was filed in the Circuit Court of St. Louis, Missouri on behalf of all purchasers of recommended mutual funds at any time. The complaint alleges that the Partnership's alleged failure to adequately disclose revenue sharing arrangements constituted a breach of common law fiduciary duty and constitutes unjust enrichment under state law. On February 17, 2004, this case was removed to the U.S. District Court for the Eastern District of Missouri.

On or about January 23, 2004, a securities class action captioned Spahn IRA, et. al. v. Edward D. Jones & Co., L.P., et. al. was filed in the U.S. District Court for the Eastern District of Missouri against the Partnership and members of its Executive Committee on behalf of purchasers of recommended mutual funds from January 25, 1999 to January 9, 2004. The complaint alleges that the Partnership failed to adequately disclose revenue sharing arrangements in connection with the sale of the subject mutual funds. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

On or about January 26, 2004, a class action captioned Bressler, et. al. v. Edward D. Jones & Co. was filed in the Superior Court for Los Angeles, California against the Partnership on behalf of California purchasers of recommended mutual funds over an indeterminate period of time. The complaint alleges that the Partnership violated Section 17200 of the California Business and Professions Code by receiving inadequately disclosed revenue sharing payments from the subject mutual funds and that the Partnership breached a fiduciary duty that it was allegedly obliged to disclose such arrangements to holders of the mutual funds. On February 24, 2004, this case was removed to the U.S. District Court for the Central District of California.

On or about January 29, 2004, a securities class action captioned Howard, et. al. v. Edward D. Jones & Co., L.P., et. al. was filed in the U.S. District Court for the Eastern District of Missouri against the Partnership and members of its Executive Committee on behalf of purchasers of recommended mutual funds from January 29, 1999 to January 9, 2004. The complaint alleges that the Partnership failed to adequately disclose revenue sharing arrangements in connection with the sale of the subject mutual funds. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 thereunder.

On or about February 3, 2004, a securities class action captioned Potter, et. al. v. Edward D. Jones & Co., L.P., was filed in the Superior Court for Los Angeles, California against the Partnership on behalf of purchasers of recommended mutual funds over an indeterminate period of time. The complaint alleges that the Partnership violated Section 17200 of the California Business and Professions Code by receiving inadequately disclosed revenue sharing payments from the subject mutual funds and that the Partnership breached a fiduciary duty alleging it was obliged to disclose such arrangements to holders of the mutual funds.

On or about February 10, 2004, a securities class action captioned Corbi, et. al. v. Edward D. Jones & Co., L.P., et. al. was filed in the U.S. District Court for the Southern District of New York against the Partnership and members of its Executive Committee on behalf of purchasers of recommended mutual funds from January 25, 1999 to January 9, 2004. The complaint alleges that the Partnership failed to adequately disclose revenue sharing arrangements in connection with the sale of the subject mutual funds. The complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

                                   PART I


On or about February 13, 2004, a securities class action captioned Gadway, et. al. v. Edward D. Jones & Co., L.P., et. al. was filed in the U.S. District Court for the Southern District of New York against the Partnership and members of its Executive Committee on behalf of purchasers of recommended mutual funds from January 25, 1999 to January 9, 2004. The complaint alleges that the Company failed to adequately disclose revenue sharing arrangements in connection with the sale of the subject mutual funds. The complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

On or about March 2, 2004, a securities class action captioned Pasik, et. al. v. Edward D. Jones & Co. was filed in the U.S. District Court for the Eastern District of Missouri against the Partnership on behalf of purchasers of recommended mutual funds from February 27, 1999 to January 9, 2004. The complaint alleges that the Partnership failed to adequately disclose revenue sharing arrangements in connection with the sale of the subject mutual funds in violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, as well as Rule 2830 of the NASD.

On or about March 8, 2004, a securities class action captioned Gerding et. al. v. Edward D. Jones & Co., L.P., et. al., was filed in the U.S. District Court for the Eastern District of Missouri against the Partnership and members of its Executive Committee on behalf of purchasers of recommended mutual funds from January 25, 1999 to January 9, 2004. The complaint alleges that the Partnership failed to adequately disclose revenue sharing arrangements in connection with the sale of the subject mutual funds. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

In addition to the foregoing, other state and self-regulatory authorities have initiated inquiries concerning aspects of the Partnership's mutual fund transactions. To date, each of these inquiries are informal and the Partnership is voluntarily cooperating with each inquiry.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Limited or Subordinated Limited Partnership interests and their assignment is prohibited.

ITEM 6.  SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All dollars in thousands, except per unit information.)

Summary Consolidated Income Statement Data:

                                      2003             2002             2001             2000             1999
------------------------------------------------------------------------------------------------------------------
Total revenue                      $2,538,862       $2,280,082       $2,154,387       $2,227,842       $1,797,020

Net income                         $  203,310       $  148,915       $  149,186       $  229,823       $  187,331

Net income per
  weighted average
  $1,000 equivalent
  limited partnership
  unit outstanding                 $   108.08       $    87.44       $    96.89       $   179.21       $   173.81

Weighted average
  $1,000 equivalent
  limited partnership
  units outstanding                   224,389          230,970          236,696          175,436          150,670

Net income per
  weighted average
  $1,000 equivalent
  subordinated limited
  partnership unit
  outstanding                      $   208.90       $   167.16       $   181.70       $   333.92       $   325.21

Weighted average
  $1,000 equivalent
  subordinated limited
  partnership units
  outstanding                         103,782           95,053           82,273           63,770           51,741
------------------------------------------------------------------------------------------------------------------

                                   PART II

ITEM 6.    SELECTED FINANCIAL DATA

Summary Consolidated Balance Sheet Data:

                                    2003            2002            2001            2000             1999
----------------------------------------------------------------------------------------------------------------
Total assets                     $3,723,159      $3,258,245      $3,158,408      $3,170,385       $2,693,241
                                ============    ============    ============    ============     ============

Long-term debt                   $   39,691      $   49,363      $   46,285      $   29,618       $   34,540

Other liabilities
  exclusive of
  subordinated
  liabilities                     2,490,032       2,070,062       2,231,807       2,252,961        1,908,117

Subordinated liabilities            408,150         428,875         205,600         232,325          259,050

Total partnership
  capital                           785,286         709,945         674,716         655,481          491,534
                                ------------    ------------    ------------    ------------     ------------

Total liabilities and
  partnership capital            $3,723,159      $3,258,245      $3,158,408      $3,170,385       $2,693,241
                                ============    ============    ============    ============     ============

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                                     2003 vs. 2002                        2002 vs. 2001
                                             -------------------------------      -------------------------------
                                               Amount          Percentage           Amount          Percentage
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                $ 268,245               20 %          $ 56,715                5 %
  Principal transactions                       (52,667)             (13)             33,002                9
  Investment banking                             2,762                7              16,379               66
  Interest and dividends                        (5,465)              (4)            (43,453)             (24)
  Gain on investments                           (8,186)               -               8,186                -
  Other                                         54,091               14              54,866               17

                                            -----------                           ----------
    Total revenue                              258,780               11             125,695                6

  Interest expense                               2,304                4             (11,463)             (17)
                                            -----------                           ----------

    Net revenue                                256,476               12             137,158                7
                                            -----------                           ----------

Operating Expenses:
  Compensation and benefits                    169,116               13              85,059                7
  Communications and data
    processing                                     133                -              29,527               13
  Occupancy and equipment                       18,971                9               7,151                3
  Payroll and other taxes                        9,019               11               8,413               11
  Floor brokerage and
    clearance fees                                 (35)               -                (383)              (3)
  Advertising                                   (2,533)              (6)                321                1
  Other operating expenses                       7,410                4               7,341                5

                                            -----------                           ----------

    Total operating expenses                   202,081               10             137,429                7
                                            -----------                           ----------

Net Income                                   $  54,395               37 %          $   (271)               - %
-----------------------------------------------------------------------------------------------------------------

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions of securities) or net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is included in commissions, principal transactions and investment banking. Net fee revenue comprises the asset fee component of commissions, interest and dividends net of interest expenses, and other revenues.

The following table reconciles the components of net revenue discussed here in the Results of Operations to the components reported in the Consolidated Statements of Income.

                                                           Account,    Net Interest
2003:                          Trade          Asset        Activity     & Dividend      Gain on            Net
                              Revenue         Fees         & Other        Income      Investments        Revenue
                           -------------   -----------   -----------   ------------   ------------   --------------

Commissions                 $ 1,269,605     $ 309,217     $       -     $      -       $        -      $ 1,578,822
Principal Transactions          351,802             -        (1,140)            -               -          350,662
Investment Banking               43,817             -             -             -               -           43,817
Interest and Dividends                -             -             -       132,114               -          132,114
Other                                 -       155,248       278,199             -               -          433,447
Interest Expense                      -             -             -       (58,313)              -          (58,313)
                           -------------   -----------   -----------   ------------   ------------    -------------
Net Revenue                 $ 1,665,224     $ 464,465     $ 277,059     $  73,801      $        -      $ 2,480,549
                           =============   ===========   ===========   ============   ============    =============

                                                           Account,    Net Interest
2002:                          Trade          Asset        Activity     & Dividend      Gain on            Net
                              Revenue         Fees         & Other       Income       Investments        Revenue
                           -------------   -----------   -----------   ------------   ------------   --------------

Commissions                 $ 1,034,719     $ 275,858     $       -     $       -      $        -      $ 1,310,577
Principal Transactions          402,182             -         1,147             -               -          403,329
Investment Banking               41,055             -             -             -               -           41,055
Interest and Dividends                -             -             -       137,579               -          137,579
Gain on Investments                   -             -             -             -           8,186            8,186
Other                                 -       153,886       225,470             -               -          379,356
Interest Expense                      -             -             -       (56,009)              -          (56,009)
                           -------------   -----------   -----------   ------------   ------------    -------------
Net Revenue                 $ 1,477,956     $ 429,744     $ 226,617     $  81,570      $    8,186      $ 2,224,073
                           =============   ===========   ===========   ============   ============    =============


                                                           Account,    Net Interest
2001:                          Trade          Asset        Activity     & Dividend      Gain on           Net
                              Revenue         Fees         & Other       Income       Investments        Revenue
                           -------------   -----------   -----------   ------------   ------------   --------------

Commissions                 $   975,625     $ 278,237     $       -     $       -      $        -      $ 1,253,862
Principal Transactions          371,558             -        (1,231)            -               -          370,327
Investment Banking               24,676             -             -             -               -           24,676
Interest and Dividends                -             -             -       181,032               -          181,032
Other                                 -       138,641       185,849             -               -          324,490
Interest Expense                      -             -             -       (67,472)              -          (67,472)
                           -------------   -----------   -----------   ------------   ------------    -------------
Net Revenue                 $ 1,371,859     $ 416,878     $ 184,618     $ 113,560      $        -      $ 2,086,915
                           =============   ===========   ===========   ============   ============    =============

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (2003 VERSUS 2002)

For 2003, net revenue increased 12% ($256.5 million) to $2.481 billion, while net income increased $54.4 million and the profit margin increased to 8.0% from 6.5%. Year over year, the Partnership's net revenue and net income increased due primarily to an increase in customer activity as well as growth in customers' assets and accounts. Additionally, the underlying trends between the years have been different. For 2002, customer activity and customer asset values became progressively weaker throughout the year as securities prices and interest rates declined. In 2003, customer activity and customer asset values increased throughout the year due to a more favorable securities market as the year progressed. Operating expenses increased in 2003 due primarily to growth in sales compensation related to the increase in net revenues and to additional costs as the Partnership continued to expand its branch office network. The Partnership added 237 Investment Representatives ("IRs") during 2003, ending the year with 9,409 IRs, an increase of 3%.

Trade revenue comprised 67% of net revenue for 2003, up from 66% for 2002. Conversely, net fee revenue comprised 33% of net revenue for 2003, down from 34% in 2002.

Trade revenue increased 13% ($187.3 million) during 2003 due primarily to an increase in customer dollars invested (customers' buy and sell transactions generating trade revenue), and to higher gross margins earned on customer dollars invested compared to the prior year. Total customer dollars invested were $58.7 billion during 2003, a 9% ($4.9 billion) increase from 2002. The firm's margin earned on each $1,000 invested increased to $27.40 in 2003 from $26.60 in 2002 due primarily to a shift in product mix. Year over year, customer dollars invested shifted to higher margin mutual fund products, primarily from fixed income products.

Commissions revenue, excluding the asset fee component of commissions, increased 23% ($234.9 million) during 2003. Commissions revenue increased year over year due primarily to a 23% increase in customer dollars invested in mutual funds, insurance and individual equities to $38.5 billion in 2003 from $31.2 billion in 2002. Underlying the increase in commissions revenues, mutual fund commissions increased 37% ($226.9 million), while insurance commissions increased 6% ($8.6 million).

Principal transactions revenue decreased 13% ($52.7 million) during 2003 due to a decrease in customer dollars invested in fixed income products. Customers invested $19.1 billion in principal transactions in 2003 compared to $21.1 billion in 2002, a decrease of 9%. Revenue from municipal bonds decreased 14% ($24.5 million), government bonds decreased 31% ($18.0 million), while collateralized mortgage obligations decreased 14% ($6.2 million).

Net fee revenue increased 9% ($69.2 million) during 2003. Net fee revenue in 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Net fee revenue in 2002 includes an $8.2 million gain from the sale of the Partnership's London Stock Exchange and Toronto Stock Exchange holdings. Asset fees increased 8% ($34.7 million) due to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $16.3 billion to $130.9 billion in 2003 compared to $114.6 billion in 2002.

Account, activity and other fees increased 19% ($43.5 million) year over year, excluding the business interruption insurance claim in 2003. The major elements of the increase were sub-transfer agent fees and retirement account fees. Revenue received from sub-transfer agent services performed for mutual fund companies increased 16% ($18.9 million) due to a 22% increase in the number of customer accounts the Partnership provides mutual fund sub-transfer agent services for. The number of retirement accounts increased by 16%, resulting in custodial fee revenue growth of 18% ($8.9 million).

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest and dividend income decreased 10% ($7.8 million) during 2003 as the interest rates charged on customers' margin loans continued to decrease, and the source of funds borrowed shifted. Interest income from customer loans outstanding decreased 6% ($6.7 million). The average rate earned on customer loan balances decreased to approximately 5.07% during 2003 from approximately 5.62% during 2002. Average customer margin loan balances were $1.985 billion in 2003, compared to $1.911 billion in 2002, an increase of 4%. Subordinated debt interest expense increased 26% ($6.4 million) due to the issuance of $250 million of subordinated debt in June 2002. Partially offsetting these decreases to net interest income is a $1.8 million decrease in bank loan interest expense due to reduced bank borrowings and a $1.6 million increase in interest income from investing excess funds in reverse repurchase agreements. The firm has been in a net investing position for substantially all of 2003 compared with a net borrowing position in 2002 prior to the issuance of the subordinated debt in June 2002.

Operating expenses increased 10% ($202.1 million) during 2003. Compensation and benefits costs increased 13% ($169.1 million). Within compensation and benefits costs, sales compensation increased 11% ($86.6 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, net income and the firm's profit margin, increased 53% ($40.5 million). Payroll expense increased 10% ($43.1 million) due to increased costs for existing personnel and additional support in the branches as the firm grows its sales force. On a full time equivalent basis, the Partnership had 3,887 headquarters associates and 9,567 branch staff associates as of December 31, 2003, compared to 3,938 headquarters associates and 9,177 branch staff associates as of December 31, 2002.

Occupancy and equipment expenses increased 9% ($19.0 million) due primarily to growth in the number of branch offices as the firm expands its sales force.

MUTUAL FUND MATTERS

Recently, mutual fund and variable annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry wide issues including market timing, late trading, the failure of broker-dealers to provide breakpoint discounts to mutual fund purchasers and the manner in which mutual fund and annuity companies compensate broker-dealers.

During 2003, a task force organized by the Securities and Exchange Commission (SEC), The National Association of Securities Dealers, Inc.
(NASD), the Securities Industry Association, and the Investment Company Institute examined the ability of broker-dealers to deliver breakpoint discounts in the sale of front-end sales load mutual fund shares commonly known as A shares. The task force recommended significant changes in procedures for gathering information from clients and sharing information with mutual funds to better enable broker-dealers to meet their obligations to deliver breakpoint discounts to clients purchasing A shares.

The NASD issued a notice to its members in August 2003 requiring restitution where member firms were aware that customers did not receive the breakpoint discounts to which they were entitled. As of December 31, 2003, the Partnership paid $18,000 in restitution to mutual fund purchasers. After issuing the August notice, the NASD further directed almost 450 securities firms, including the Partnership, to notify its customers who purchased Class A mutual funds since January 1, 1999, that they may be due refunds as a result of the firms' failure to provide breakpoint discounts. Subsequent to December 31, 2003, the Partnership notified its customers that they may not have received breakpoint discounts to which they may have been entitled. Through February 27, 2004, the Partnership has made $0.5 million in additional restitution payments. While the Partnership cannot determine with certainty the ultimate liability that may result from its failure to deliver breakpoint discounts, the Partnership does not anticipate that any additional restitution payments will be significant, nor are they expected to exceed reserves established by the Partnership for potential refunds.

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to various inquires during 2003 by both the SEC and NASD, the Partnership furnished information about revenue sharing arrangements it has in place with selected mutual fund and insurance companies. These revenue sharing arrangements provide the Partnership with additional compensation related to the initial sale or the ongoing maintenance of customers' assets in these companies' investment products. Under these revenue sharing arrangements, the Partnership received aggregate payments of $89.9 million in 2003 and $85.9 million in 2002.

In January 2004, the staff of the SEC informed the Partnership that it is considering recommending enforcement action in connection with the Partnership's mutual fund sales practices. The staff advised the Partnership that the proposed action against it would be based upon, among other things, the adequacy of the Partnership's disclosures regarding revenue sharing arrangements with specified investment companies and the Partnership's alleged favored sale or distribution of shares of those investment companies based upon considerations received.

Similarly, in January of 2004, the staff of the NASD informed the Partnership that it is considering recommending enforcement action in connection with the Partnership's mutual fund sales practices. The staff advised the Partnership that the proposed action would be predicated upon, among other things, (1) the disclosures regarding revenue sharing arrangements with specified investment companies and entities affiliated with certain variable annuity investments were violative of NASD rules; and
(2) the receipt of certain directed brokerage commissions by the Partnership and its sponsorship of certain award promotions were violative of other rules of the NASD.

In addition to the foregoing, the Partnership has received information requests and subpoenas from various regulatory authorities including the U.S. Attorney for the Eastern District of Missouri regarding the Partnership's revenue sharing arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. See Item 3 - Legal Proceedings.

In addition to the regulatory actions directed at the firm, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 57% of its total revenue from sales and services related to mutual fund and annuity products in 2003 and 52% in 2002. Any reduction in the revenues from these products could have a material adverse impact on the Partnership.

RESULTS OF OPERATIONS (2002 VERSUS 2001)

For 2002, net revenue increased 7% ($137.2 million) to $2.224 billion, while net income decreased $0.3 million and the profit margin decreased to 6.5% from 6.9%. Year over year, the Partnership's net revenue increased due primarily to growth in trade revenue. Net fee revenue increased over prior year, but has been negatively impacted by lower customer asset values and lower interest rates. Net income decreased as the growth in net revenue was exceeded by the increase in operating expenses. Operating expenses have increased as the Partnership continues to expand its branch office network. The Partnership added 656 Investment Representatives ("IRs") during 2002, ending the year with 9,172 IRs, an increase of 8%.

Trade revenue comprised 66% of net revenue for 2002 and 2001. Conversely net fee revenue comprised 34% for 2002 and 2001.

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Trade revenue increased 8% ($106.1 million) during 2002 due primarily to an increase in customer dollars invested (customers' buy and sell transactions generating trade revenue), and to a higher gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested were $53.8 billion during 2002, representing a 6% ($3.0 billion) increase from 2001. The firm's margin earned on each $1,000 invested increased to $26.60 in 2002 from $26.30 in 2001 due primarily to a shift in product mix. Year over year, customer purchases shifted to higher margin fixed income and mutual fund products, from individual equities.

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

Net fee revenue increased 4% ($31.1 million) during 2002. Excluding an $8.2 million investment gain from the sale of the Partnership's London Stock Exchange and Toronto Stock Exchange holdings, net fee revenue increased 3% ($22.9 million). Asset fees increased 3% ($12.9 million). Within asset fees, service fees decreased 1% ($2.4 million) due to the impact of market conditions on the value of customer assets. Average customer mutual fund and insurance assets were $114.6 billion in 2002 compared to $115.0 billion 2001. Fees from revenue sharing agreements with mutual funds and insurance companies increased 20% ($12.6 million).

Account, activity and other fees increased 23% ($42.0 million) during 2002. Revenue received from money market and sub-transfer agent services increased 26% ($25.2 million). The number of retirement accounts increased, resulting in custodial fee revenue growth of 26% ($10.1 million).

Net interest and dividend income decreased 28% ($32.0 million) during 2002 due primarily to the impact of lower interest rates charged on customers' margin loans, and to a shift in source of funds borrowed. Interest income from customer loans outstanding decreased 27% ($39.8 million). The average rate earned on customer loan balances decreased to approximately 5.62% in 2002 from approximately 7.70% in 2001. Average customer margin loan balances increased 2% to $1.911 billion in 2002. Interest expense from bank loans decreased 82% ($10.6 million), due to lower bank loans outstanding and lower interest rates. Average bank loans decreased 65% to $102.7 million in 2002. Partially offsetting the decrease in bank loan interest was a $7.8 million increase in subordinated debt interest due to issuance of $250 million subordinated debt in June 2002.

Operating expenses increased 7% ($137.4 million) during 2002. Compensation and benefits costs increased 7% ($85.1 million). Within compensation and benefits costs, sales compensation increased 6% ($43.9 million) due to increased revenue, and payroll expense increased 15% ($54.7 million) due to existing personnel and additional support at both the headquarters and in the branches as the firm grows its sales force. On a full time equivalent basis, the Partnership had 3,938 headquarters associates and 9,177 branch staff associates as of December 31, 2002, compared to 3,748 headquarters associates and 8,321 branch staff associates as of December 31, 2001. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's equity capital at December 31, 2003, excluding the reserve for anticipated withdrawals, was $727.3 million, compared to $681.4 million at December 31, 2002. Equity capital has increased primarily due to the retention of General Partner earnings ($43.4 million) and the issuance, net of redemptions, of Subordinated Limited Partner interests ($8.6 million), offset by redemption of Limited Partner interests ($6.2 million).

At December 31, 2003, the Partnership had $188.0 million in cash and cash equivalents. Lines of credit are in place aggregating $1.16 billion ($1.11 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at December 31, 2003. The Association had loans from The Federal Home Loan Bank of $23.7 million as of December 31, 2003, which are secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $10.0 million at December 31, 2003, for which the Partnership received cash collateral.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the firm rents facilities, furniture, fixtures, computers and communication equipment. During June 2002, the Partnership privately placed $250 million of subordinated debt with institutional investors. The debt bears interest at 7.33% and has an average maturity of ten years, with annual payments of $50 million per year commencing in year eight. The proceeds of the placement were used for general partnership purposes.

During the second quarter of 2003, the Partnership purchased two buildings for $60.4 million, one in Tempe, Arizona and one in St. Louis, Missouri. Both buildings were previously occupied by the Partnership and leased under synthetic operating leases. The purchases were funded from Partnership working capital.

The following table summarizes the Partnership's financing commitments and obligations, as of December 31, 2003, excluding customer accounts due on demand. Subsequent to December 31, 2003, these commitments and obligations could fluctuate based on the changing business environment.

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 Payments Due by Period
                                                                 ----------------------
                                       Total       2004        2005       2006        2007        2008    Thereafter
                                  -----------------------------------------------------------------------------------
Bank Loans                          $  23,656   $   5,800   $   2,435   $  2,975    $    660    $  1,000  $  10,786
Securities loaned                       9,953       9,953           -          -           -           -          -
Long-term debt                         39,691       7,857       8,080      9,321       3,582       1,759      9,092
Liabilities subordinated to                                                                                       -
  claims of general creditors         408,150      20,725      43,225     45,700      23,200      14,200    261,100
Rental commitments                    381,896     118,020      58,644     40,963      27,693      17,652    118,924
---------------------------------------------------------------------------------------------------------------------
Total financing commitments
  and obligations                   $ 863,346   $ 162,355   $ 112,384   $ 98,959    $ 55,135    $ 34,611  $ 399,902
                                  ===================================================================================

For the year ended December 31, 2003, cash and cash equivalents increased $12.0 million. Cash provided by operating activities was $291.7 million. The primary sources of cash from operating activities include net income adjusted for depreciation, a decrease in inventory levels, an increase in accrued compensation and employee benefits, and an increase in customer credit balances. Cash used in investing activities was $121.3 million consisting primarily of capital expenditures attributable to the Partnership's expansion of its headquarters and branch facilities required as the Partnership grows its sales force, including $60.4 million paid for two headquarter buildings previously leased under synthetic operating leases. Cash used in financing activities was $158.4 million, consisting primarily of partnership withdrawals ($130.4 million) and repayment of subordinated debt ($20.7 million).

For the year ended December 31, 2002, cash and cash equivalents decreased $20.6 million. Cash used in operating activities was $52.1 million. Cash used for operating activities includes lower securities loaned and higher inventory as of December 31, 2002. Securities loaned decreased $122.1 million due to a shift in borrowing to subordinated debt. Securities owned, net, increased $100.3 million year over year. The primary source of cash from operating activities is net income of $148.9 million. Cash used in investing activities was $81.1 million consisting primarily of capital expenditures ($89.4 million) attributable to the Partnership's expansion of its headquarters and branch facilities required as the Partnership grows its sales force. Cash provided by financing activities was $112.7 million, consisting primarily of the issuance of subordinated debt ($250.0 million) partially offset by Partnership withdrawals ($122.0 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2003, EDJ's Net Capital of $579.0 million was 27.8% of aggregate debit items and its Net Capital in excess of the minimum required was $537.3 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 27.3%. Net Capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership believes that of its significant accounting policies, the following critical policies may involve a higher degree of judgement and complexity.

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

The following significant accounting policies require estimates that involve a higher degree of judgement and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." See
Item 3 - Legal Proceedings, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Mutual Fund Matters and Note 16 to the consolidated financial statements for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership's total liability with respect to litigation represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership's experience and the opinions and views of legal counsel.

The Association's periodic evaluation of the adequacy of its allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

The Partnership's periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

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

NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standard Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are applicable to the Partnership's financial statements effective for the quarter ended March 26, 2004. Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event a partner dies is one of the Statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital upon a partner's death, the Statement will require all of the Partnership's equity capital to be classified as a liability. The classification of all of the Partnership's equity capital as a liability will not alter or modify its treatment as equity capital for any other purposes, including its subordination to the claims of general and subordinated creditors, nor will SFAS No. 150 have any effect on, or change the presentation of, the Partnership's subsidiaries' financial statements. The Partnership intends to adopt SFAS No. 150 as required in fiscal 2004 with no expected significant impact on its consolidated financial condition, results of operations, or cash flows.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At December 31, 2003, amounts receivable from customers were $2.135 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in interest rates could increase its annual net interest income by approximately $15.4 million. Conversely, the Partnership estimates that a 100 basis point decrease in interest rates could decrease the Partnership's annual net interest income by up to $24.0 million. A decrease in interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

Based on its analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2003 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements Included in this Item

                                                                   Page No.

   Report of Independent Auditors ..................................  28

   Consolidated Statements of Financial Condition as of
   December 31, 2003 and 2002 ......................................  29

   Consolidated Statements of Income for the years ended
   December 31, 2003, 2002 and 2001 ................................  31

   Consolidated Statements of Changes in Partnership Capital
   for the years ended December 31, 2003, 2002 and 2001.............  32

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001.................................  33

   Notes to Consolidated Financial Statements.......................  34

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT AUDITORS

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital, and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries (the "Partnership") at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Partnership for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements in their report dated February 22, 2002.

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 19, 2004

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                                       December 31,   December 31,
(Dollars in thousands)                                    2003           2002
----------------------------------------------------------------------------------
Cash and cash equivalents                              $   187,980    $   175,953

Securities purchased under agreements to resell            290,000         65,000

Receivable from:
  Customers                                              2,134,655      1,909,376
  Brokers, dealers and clearing organizations              155,083         99,848
  Mortgages and loans                                      126,060        112,959

Securities owned, at market value
  Inventory securities                                     115,775        204,970
  Investment securities                                    145,238        175,249

Equipment, property and improvements, at cost,
 net of accumulated depreciation                           330,626        298,129

Other assets                                               237,742        216,761
                                                      -------------  -------------
    TOTAL ASSETS                                       $ 3,723,159    $ 3,258,245
                                                      =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     LIABILITIES AND PARTNERSHIP CAPITAL

                                                       December 31,   December 31,
(Dollars in thousands)                                    2003           2002
----------------------------------------------------------------------------------
Bank loans                                             $    23,656    $    13,828
Payable to:
  Customers                                              1,924,882      1,622,595
  Brokers, dealers and clearing organizations               33,598         20,334
  Depositors                                               107,988        109,724

Securities loaned                                            9,953         10,149

Securities sold, not yet purchased,
  at market value                                           20,318         15,536

Accounts payable and accrued expenses                      120,908        120,846

Accrued compensation and employee benefits                 248,729        157,050

Long-term debt                                              39,691         49,363
                                                      -------------  -------------

                                                         2,529,723      2,119,425
                                                      -------------  -------------
Liabilities subordinated to claims
  of general creditors                                     408,150        428,875
                                                      -------------  -------------
Commitments and contingencies (Note 15 and Note 16)              -              -

Partnership capital net of reserve for anticipated
 withdrawals:
  Limited partners                                         222,500        228,666
  Subordinated limited partners                            103,938         95,299
  General partners                                         400,842        357,406
                                                      -------------  -------------
                                                           727,280        681,371

Reserve for anticipated withdrawals                         58,006         28,574
                                                      -------------  -------------

TOTAL PARTNERSHIP CAPITAL                                  785,286        709,945
                                                      -------------  -------------

TOTAL LIABILITIES AND PARTNERSHIP
  CAPITAL                                              $ 3,723,159    $ 3,258,245
                                                      =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended
                                               ---------------------------------------------------------
(Dollars in thousands,                          December 31,          December 31,          December 31,
except per unit information)                        2003                  2002                  2001
--------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                   $ 1,578,822           $ 1,310,577           $ 1,253,862
  Principal transactions                            350,662               403,329               370,327
  Investment banking                                 43,817                41,055                24,676
  Interest and dividends                            132,114               137,579               181,032
  Gain on investments                                     -                 8,186                     -
  Other                                             433,447               379,356               324,490
                                               -------------         -------------         -------------
    Total revenue                                 2,538,862             2,280,082             2,154,387
  Interest expense                                   58,313                56,009                67,472
                                               -------------         -------------         -------------
    Net revenue                                   2,480,549             2,224,073             2,086,915
                                               -------------         -------------         -------------
Operating expenses:
  Compensation and benefits                       1,454,400             1,285,284             1,200,225
  Communications and data processing                262,884               262,751               233,224
  Occupancy and equipment                           237,509               218,538               211,387
  Payroll and other taxes                            91,537                82,518                74,105
  Floor brokerage and clearance fees                 13,958                13,993                14,376
  Advertising                                        41,438                43,971                43,650
  Other operating expenses                          175,513               168,103               160,762
                                               -------------         -------------         -------------
    Total operating expenses                      2,277,239             2,075,158             1,937,729
                                               -------------         -------------         -------------
Net income                                      $   203,310           $   148,915           $   149,186
                                               =============         =============         =============
Net income allocated to:
  Limited partners                              $    24,252           $    20,196           $    22,935
  Subordinated limited partners                      21,680                15,889                14,949
  General partners                                  157,378               112,830               111,302
                                               -------------         -------------         -------------
                                                $   203,310           $   148,915           $   149,186
                                               =============         =============         =============
Net income per weighted average $1,000
 equivalent partnership unit outstanding:
  Limited partners                              $    108.08           $    87.44            $     96.89
                                               =============         =============         =============
  Subordinated limited partners                 $    208.90           $   167.16            $    181.70
                                               =============         =============         =============
Weighted average $1,000 equivalent
 parnership units outstanding:
  Limited partners                                  224,389               230,970               236,696
                                               =============         =============         =============
  Subordinated limited partners                     103,782                95,053                82,273
                                               =============         =============         =============

             The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.

                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        Subordinated
                                                      Limited             Limited           General
                                                    Partnership         Partnership       Partnership
(Dollars in thousands)                                Capital             Capital           Capital         Total
--------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL                           $ 260,717           $  76,203         $ 318,561      $ 655,481
 Reserve for anticipated withdrawals                   (20,573)             (5,798)          (26,020)       (52,391)
                                                    -----------         -----------       -----------    -----------
 Parnership capital net of reserve for
   anticipated withdrawals,
   December 31, 2000                                   240,144              70,405           292,541        603,090

 Issuance of partnership interests                           -              12,450                 -         12,450
 Redemption of partnership interests                    (6,916)               (400)                -         (7,316)
 Net Income                                             22,935              14,949           111,302        149,186
 Withdrawals and distributions                          (8,445)            (10,750)          (63,499)       (82,694)
                                                    -----------         -----------       -----------    -----------
 TOTAL PARTNERSHIP CAPITAL                             247,718              86,654           340,344        674,716
 Reserve for anticipated withdrawals                   (14,490)             (4,199)          (17,083)       (35,772)
                                                    -----------         -----------       -----------    -----------

 Partnership capital net of reserve for
   anticipated withdrawals,
   December 31, 2001                                   233,228              82,455           323,261        638,944

 Issuance of partnership interests                           -              13,709                 -         13,709
 Redemption of partnership interests                    (4,562)               (865)                -         (5,427)
 Net Income                                             20,196              15,889           112,830        148,915
 Withdrawals and distributions                          (9,023)            (12,766)          (64,407)       (86,196)
                                                    -----------         -----------       -----------    -----------
 TOTAL PARTNERSHIP CAPITAL                             239,839              98,422           371,684        709,945
 Reserve for anticipated withdrawals                   (11,173)             (3,123)          (14,278)       (28,574)
                                                    -----------         -----------       -----------    -----------

 Partnership capital net of reserve for
   anticipated withdrawals,
   December 31, 2002                                   228,666              95,299           357,406        681,371

 Issuance of partnership interests                           -               9,829                 -          9,829
 Redemption of partnership interests                    (6,166)             (1,190)                -         (7,356)
 Net Income                                             24,252              21,680           157,378        203,310
 Withdrawals and distributions                          (8,907)            (13,212)          (79,749)      (101,868)
                                                    -----------         -----------       -----------    -----------
 TOTAL PARTNERSHIP CAPITAL                             237,845             112,406           435,035        785,286
 Reserve for anticipated withdrawals                   (15,345)             (8,468)          (34,193)       (58,006)
                                                    -----------         -----------       -----------    -----------

 Partnership capital net of reserve for
   anticipated withdrawals,
   December 31, 2003                                 $ 222,500           $ 103,938         $ 400,842      $ 727,280

     Included in Total Partnership Capital as of December 31, 2003,  2002, and 2001 is a Reserve for Anticipated
      Withdrawals, which the Partnership distributed to its General and Limited Partners subsequent to year end.

                The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended
                                                                          ------------------------------------------
                                                                            Dec. 31,        Dec. 31,        Dec. 31,
(Dollars in thousands)                                                        2003            2002           2001
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 203,310       $ 148,915      $ 149,186
  Adjustments to reconcile net income to net
   cash provided by/(used in) operating activities -
    Depreciation and amortization                                             88,785          89,295         77,237
    Gain on sales of investments                                                   -          (8,186)             -
  Changes in assets and liabilities:
  Securities purchased under agreements to resell                           (225,000)         15,000        (80,000)
  Net receivable from customers                                               77,008          (8,486)       348,086
  Net receivable from brokers, dealers and
   clearing organizations                                                    (41,971)        (41,416)        20,260
  Receivable from mortgages and loans                                        (13,101)        (12,177)        (1,836)
  Securities owned, net                                                      123,988        (100,343)        39,597
  Other assets                                                               (20,981)          5,514         13,351
  Bank loans                                                                   9,828             149       (204,635)
  Securities sold under agreements to repurchase                                   -               -        (24,969)
  Payable to depositors                                                       (1,736)          5,774         16,400
  Securities loaned                                                             (196)       (122,082)        (8,365)
  Accounts payable and accrued expenses                                           62            (712)        (4,561)
  Accrued compensation and employee benefits                                  91,679         (23,372)       (52,571)
                                                                          -----------     -----------    -----------
    Net cash provided by/(used in) operating activities                      291,675         (52,127)       287,180
                                                                          -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                     (121,282)        (89,352)      (127,019)
  Proceeds from sales of investments                                               -           8,257              -
                                                                          -----------     -----------    -----------
    Net cash used in investing activities                                   (121,282)        (81,095)      (127,019)
                                                                          -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                       -          13,100         25,000
  Repayment of long-term debt                                                 (9,672)        (10,022)        (8,333)
  Issuance of subordinated liabilities                                             -         250,000              -
  Repayment of subordinated liabilities                                      (20,725)        (26,725)       (26,725)
  Issuance of partnership interests                                            9,829          13,709         12,450
  Redemption of partnership interests                                         (7,356)         (5,427)        (7,316)
  Withdrawals and distributions from partnership capital                    (130,442)       (121,968)      (135,085)
                                                                          -----------     -----------    -----------
    Net cash (used in)/provided by financing activities                     (158,366)        112,667       (140,009)
                                                                          -----------     -----------    -----------
    Net increase/(decrease) in cash and cash equivalents                      12,027         (20,555)        20,152
CASH AND CASH EQUIVALENTS,
  Beginning of year                                                          175,953         196,508        176,356
  End of year                                                              $ 187,980       $ 175,953      $ 196,508
                                                                          ===========     ===========    ===========
Cash paid for interest                                                     $  58,813       $  60,201      $  67,523

              The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollars in thousands, except per unit information)

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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), comprises three registered broker-dealers primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate, and other loans primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

The financial statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Assets which are recorded at contracted amounts approximating fair value consist largely of short-term receivables.

TRANSACTION RISK. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

REVENUE RECOGNITION. Customers' transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

CASH AND CASH EQUIVALENTS. The Partnership considers all highly liquid investments, including money market securities, with original maturities of three months or less to be cash equivalents.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Partnership participates in short-term resale agreements and repurchase agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must equal or exceed 102% of the carrying amount of the

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


transaction. It is the Partnership's policy to have such underlying resale agreement collateral deposited in its accounts at its custodian banks. Repurchase transactions require the Partnership to deposit collateral with the lender. Resale and repurchase agreements are carried at the amount at which the securities will be subsequently resold/repurchased as specified in the agreements.

SECURITIES-LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender. In securities loaned transactions, the Partnership receives collateral in the form of cash or other collateral. Collateral for both securities borrowed and securities loaned is based on 102% of the market value of the underlying securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral being obtained or refunded as necessary.

COLLATERAL. The Partnership reports as assets collateral it has pledged in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership does not report as an asset collateral it has received in secured lending and other arrangements when the debtor has the right to redeem or substitute the collateral on short notice.

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

SEGREGATED CASH. Cash of $51 and $53, respectively, was segregated in a special reserve bank account for the benefit of customers, and is included in Cash and Cash Equivalents as of December 31, 2003 and 2002 under rule 15c3-3 of the Securities and Exchange Commission ("SEC").

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership and each partner is liable for their own tax payments.

NEW ACCOUNTING STANDARDS. In May 2003, The Financial Accounting Standard Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are applicable to the Partnership's financial statements effective for the quarter ended March 26, 2004. Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event a partner dies is one of the Statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital upon a partner's death, the classification of all of the Partnership's equity capital as a liability will not alter or modify its treatment as equity capital for any other purposes,

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


including its subordination to the claims of general and subordinated creditors, nor will SFAS No. 150 have any effect on, or change the presentation of, the Partnership's subsidiaries' financial statements. The Partnership intends to adopt SFAS No. 150 as required in fiscal 2004 with no expected significant impact on its consolidated financial condition, results of operations, or cash flows.

NOTE 2 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Accounts receivable from and payable to customers include margin balances and amounts due on cash transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the consolidated financial statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request. The Partnership pays interest on certain credit balances in customer accounts.

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                    2003               2002
                                                  ---------          --------

Receivable from clearing organizations            $ 131,911          $ 74,805
Securities failed to deliver                          9,929            15,601
Dividends receivable                                  5,653             6,303
Deposits paid for securities borrowed                 4,307             1,601
Other                                                 3,283             1,538
                                                  ---------          --------
Total receivable from brokers, dealers
   and clearing organizations                     $ 155,083          $ 99,848
                                                  =========          ========

Securities failed to receive                      $  23,855          $ 18,067
Other                                                 9,743             2,267
                                                  ---------          --------
Total payable to brokers, dealers and
   clearing organizations                         $  33,598          $ 20,334
                                                  =========          ========

Receivable from clearing organizations represents balances and deposits with clearing organizations and the Partnership's Canadian carrying broker. Securities failed to deliver/receive represent the contract value of securities which have not been received or delivered by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is composed of the Association's primarily adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


NOTE 5 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Securities owned and sold, not yet purchased, are summarized as follows (at market value):

                                                              2003                               2002
                                                  ----------------------------       ---------------------------

                                                                    Securities                        Securities
                                                                       Sold,                            Sold,
                                                  Securities         not yet         Securities        not yet
                                                    Owned            Purchased         Owned          Purchased
                                                  ---------         ----------       ----------       ---------

Inventory securities:
     Certificates of deposit                      $   7,487          $  3,241         $   3,340        $    730
     U.S. and Canadian government
      and U.S. agency obligations                    13,251             7,319            68,571           2,899
     State and municipal obligations                 60,605               519           124,299             383
     Corporate bonds and notes                       22,996             3,995             5,585           9,238
     Equities                                         2,872             5,141             1,545             250
     Collateralized mortgage obligations              4,771                 -               480               -
     Other                                            3,793               103             1,150           2,036
                                                  ---------          --------         ---------        --------

                                                  $ 115,775          $ 20,318         $ 204,970        $ 15,536
                                                  =========          ========         =========        ========
Investment securities:
       U.S. government and agency
        obligations                               $ 145,238                           $ 175,249
                                                  =========                           =========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. The futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $12,000 and $10,000 at December 31, 2003 and 2002, respectively.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                            2003            2002
                                                          ---------       ---------

Land                                                      $  12,915       $  12,915
Buildings and improvements                                  312,025         238,641
Equipment, furniture and fixtures                           588,235         539,038

                                                          ---------       ---------
     Total equipment, property and improvements             913,175         790,594

Accumulated depreciation and amortization                  (582,549)       (492,465)
                                                          ---------       ---------
     Equipment, property and improvements, net            $ 330,626       $ 298,129
                                                          =========       =========

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Depreciation expense on equipment, property and improvements is included in the consolidated statements of income under Communications and Data Processing and Occupancy and Equipment. During 2003, the Partnership purchased, for a cost of $60,400, two buildings, one in Tempe, Arizona and one in St, Louis, Missouri. Both buildings were previously occupied by the Partnership under operating leases.

NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2003, the Partnership had bank lines of credit aggregating $1,160,000 of which $1,110,000 were through uncommitted facilities. Actual borrowing availability is primarily based on the value of securities owned and customers' margin securities. At December 31, 2003, collateral with a market value $1,963,000 was available to support bank loans of EDJ. There were no bank loans outstanding under these lines as of December 31, 2003 or 2002. Additionally, the Association had loans from The Federal Home Loan Bank of $23,656 and $13,828 as of December 31, 2003 and 2002, respectively, which are collateralized by mortgage loans. Bank loans outstanding approximate their fair value.

Interest is at a fluctuating rate based on short-term lending rates. During 2003, EDJ had bank loans outstanding for one day of $50,000 at an interest rate of 1.98%. During 2003, the Association's average aggregate short-term bank loans outstanding were $19,000 and the average interest rate was 4.58%. During 2002 and 2001, the average of the aggregate short-term bank loans outstanding was $179,000 and $272,000 and the average interest rate was 2.7% and 4.6%, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors are composed of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


NOTE 9 - LONG-TERM DEBT

Long-term debt is composed of the following:

                                                                                  2003         2002
                                                                                --------     -------

Note payable, collateralized by equipment, interest paid quarterly at a variable rate (2.90% at December 31, 2003 and 3.53% at December 31,
     2002) based on LIBOR plus applicable margin, due in annual installments
     of $5,000, with a final installment of $6,000 on September 30, 2006.       $ 16,000     $ 21,000

Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in monthly installments, with a final installment
     on June 1, 2017.                                                             12,335       12,854

Notes payable, collateralized by real estate, fixed rates of either 8.23% or
     6.82%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                   11,356       13,486


Notes payable, collateralized by real estate, fixed rates of either 8.72% or
     6.52%, principal and interest due in monthly installments,
     with a final installment on June 5, 2003.                                         -        2,023

                                                                                --------     --------
                                                                                $ 39,691     $ 49,363
                                                                                ========     ========


Scheduled annual principal payments, as of December 31, 2003, are as follows:

                                                       Principal
                      Year                              Payment
                   ----------                          ---------


                   2004                                $  7,857
                   2005                                   8,080
                   2006                                   9,321
                   2007                                   3,582
                   2008                                   1,759
                   Thereafter                             9,092
                                                       --------
                                                       $ 39,691
                                                       ========

The real estate notes payable of $23,691 at December 31, 2003 is collateralized by land and buildings with a cost basis of $70,300 and a carrying value of $46,400 at December 31, 2003. The $16,000 equipment note payable as of December 31, 2003 is collateralized by equipment with a cost basis of $26,300 and a carrying value of $8,400 at December 31, 2003. Certain notes payable agreements contain restrictions that among other things, require maintenance of a fixed charge coverage ratio of 1.0 to 1.0 and minimum net capital of $14,000, as defined in the agreement. The Partnership is in compliance with all

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


debt covenants and restrictions as of December 31, 2003 and 2002. The Partnership has estimated the fair value of the long-term debt to be approximately $41,200 and $51,000 as of December 31, 2003 and 2002, respectively.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors consist of:

                                                                               2003                2002

                                                                             ---------           ---------
Capital notes, 7.33%, due in annual installments of $50,000
     commencing on June 12, 2010, with a final installment
     on June 12, 2014.                                                       $ 250,000           $ 250,000

Capital notes, with rates ranging from 7.51% to 7.79%,
     due in annual installments ranging from $3,700 to
     $25,000, commencing on August 15, 2005, with a
     final installment of $3,700 on August 15, 2011.                            75,000              75,000

Capital notes, 8.18%, due in annual installments of $10,500,
     with a final installment on September 1, 2008.                             52,500              63,000

Capital notes, 7.95%, due in annual installments
     of $10,225, with a final installment
     of $10,200 on April 15, 2006.                                              30,650              40,875
                                                                             ---------           ---------
                                                                             $ 408,150           $ 428,875
                                                                             =========           =========

Required annual principal payments, as of December 31, 2003, are as follows:

                                                       Principal
                      Year                              Payment
                   ----------                          ---------
                   2004                                $  20,725
                   2005                                   43,225
                   2006                                   45,700
                   2007                                   23,200
                   2008                                   14,200
                   Thereafter                            261,100
                                                       ---------
                                                       $ 408,150
                                                       =========

The capital note agreements contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital. As of December 31, 2003, the Partnership was required, under the note

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


agreements, to maintain minimum partnership capital of $400,000 and Net Capital as computed in accordance with the Uniform Net Capital rule of 5% of aggregate debit items, or $104,288 (see Note 12).

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange, Inc. and, therefore, are included in the Partnership's computation of Net Capital under the SEC's Uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $428,800 and $466,000 as of December 31, 2003 and 2002, respectively.

NOTE 11 - PARTNERSHIP CAPITAL

The limited partnership capital, consisting of 222,500 and 228,666 $1,000 units at December 31, 2003 and 2002, respectively, is held by current and former employees and general partners of the Partnership. Each limited partner receives interest at seven and one-half percent on the principal amount of capital contributed and a varying percentage of the net income of the Partnership. Interest expense includes $16,868, $17,307 and $17,754, for the years ended December 31, 2003, 2002 and 2001, respectively, paid to limited partners on capital contributed.

The subordinated limited partnership capital of $103,938 and $95,299 at December 31, 2003 and 2002, respectively, is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital is subordinated to the limited partnership capital.

Under the Partnership agreement, a withdrawing limited partner's capital is payable in three equal annual installments; a withdrawing subordinated limited partner's or general partner's capital is payable in four equal annual installments. The repayments of withdrawing limited, subordinated limited and general partners' capital commence at their withdrawal dates. The Partnership is obligated to redeem a partner's capital upon a partner's death.

NOTE 12 - NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, EDJ is subject to the Net Capital provision of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange, Inc. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Uniform Net Capital Rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At December 31, 2003, EDJ's Net Capital of $578,965 was 27.8% of aggregate debit items and its Net Capital in excess of the minimum required was $537,250. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 27.3%. Net Capital and the related capital percentage may fluctuate on a daily basis.

At December 31, 2003, the Partnership's foreign broker-dealer subsidiaries were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


NOTE 13 - OTHER REVENUE / GAIN ON INVESTMENTS

During 2003, the Partnership received a business interruption insurance claim of $6,950 pertaining to September 11, 2001, which is included in other revenue.

During 2002, the Partnership sold all of the shares it received from its memberships in the London Stock Exchange and Toronto Stock Exchange when they demutualized. The Partnership realized an $8,186 gain on the sale of these shares.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Partnership maintains profit sharing plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $47,900, $35,600 and $36,000 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 15 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense was $183,500, $179,400 and $162,200 for the years ended December 31, 2003,
2002 and 2001, respectively.

The Partnership's noncancelable lease commitments greater than one year, as of December 31, 2003, are summarized below:

                      Year
                   ----------
                   2004                                $118,020
                   2005                                  58,644
                   2006                                  40,963
                   2007                                  27,693
                   2008                                  17,652
                   Thereafter                           118,924
                                                       --------
                                                       $381,896
                                                       ========

NOTE 16 - CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgements, fines or penalties. Recently, the number of investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

NOTE 17 - RELATED PARTIES

EDJ has a minority partnership interest in the investment advisor to the Edward Jones Money Market Fund (the "Money Market Fund"). The Partnership does not have management responsibility for the advisor. Other than the Money Market Fund, the Partnership does not distribute any other proprietary funds. Approximately 3% of the Partnership's revenues were derived from the advisor and the Money Market Fund during 2003, 2002 and 2001.

NOTE 18 - QUARTERLY INFORMATION

(Unaudited)

                                                              Quarters Ended
                                                              --------------

                                        March 29,      June 28,       September 27,    December 31,
                                        ---------      --------       -------------    ------------
2002

Total revenue                           $ 576,005     $ 617,404         $ 546,923       $ 531,565
Net income                                 41,629        50,095            31,357          25,834
Net income per weighted average
  $1,000 equivalent partnership
  unit outstanding:
     Limited partners                   $   24.46     $   29.45         $   18.43       $   15.10
     Subordinated limited partners          48.16         56.53             34.60           27.87


                                        March 28,      June 27,       September 26,    December 31,
                                        ---------      --------       -------------    ------------
2003

Total revenue                           $ 542,661     $ 637,213         $ 652,396       $ 706,592
Net income                                 24,742        53,918            53,772          70,878
Net income per weighted average
  $1,000 equivalent partnership
  unit outstanding:
     Limited partners                   $   13.15     $   28.67         $   28.58       $   37.68
     Subordinated limited partners          26.47         56.74             55.11           70.58

                                  PART III

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 11, 2002, the Partnership dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent accountants. The reports of Arthur Andersen on the financial statements for the two years ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two years prior to and through July 11, 2002 there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report on the financial statements for such years. Prior to and through July 11, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Partnership has provided Arthur Andersen a copy of the foregoing disclosure.

The Partnership requested that Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements as reported in the Partnership's July 11, 2002 Form 8K. The Partnership was notified by Arthur Andersen that they are no longer issuing such acknowledgements.

The Partnership engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of July 11, 2002. Prior to and through July 11, 2002, the Partnership had not consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Partnership or oral advice was provided that PwC concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9a.  CONTROLS AND PROCEDURES

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership's disclosure controls and procedures were effective.

There have been no significant changes in internal controls or other factors that significantly affect these controls subsequent to the date of the evaluation.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of January 30, 2004, the Partnership was composed of 275 general partners, 5,021 limited partners and 146 subordinated limited partners. Under the terms of the Partnership Agreement, Douglas E. Hill is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. Subject to the foregoing, the Partnership is managed by its 275 general partners.

Effective January 1, 2004, John W. Bachmann retired as Managing Partner of the Partnership. Also, effective January 1, 2004, Douglas E. Hill assumed the role of Managing Partner. He has been a partner for 29 years.

The Executive Committee of the Partnership is composed of Douglas E. Hill, Michael R. Holmes, Rich L. Malone, Steven Novik, Darryl L. Pope and Lawrence
R. Sobol. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

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

Following is a listing of the names of the Executive Committee, ages, dates of becoming a general partner and area of responsibility for each as of March 9, 2004:

Name                   Age         Partner        Area of responsibility
-------------------------------------------------------------------------
Douglas E. Hill          59          1974          Managing Partner
Michael R. Holmes        45          1996          Human Resources
Rich L. Malone           55          1979          Information Systems
Steven Novik             54          1983          Finance & Accounting
Darryl L. Pope           64          1971          Service Division
Lawrence R. Sobol        53          1977          General Counsel
-------------------------------------------------------------------------

Each member of the Executive Committee has been a general partner of the Partnership for more than five preceding years.

Rich L. Malone is a director of F5 Networks, Inc., Seattle, Washington.

                                  PART III

ITEM 11.       EXECUTIVE COMPENSATION

The following table identifies the compensation of the firm's Managing Partner and the four highest compensated individuals of the Partnership during the three most recent years (including respective shares of profit participation).

                                                  (1)            (2)           (3)
                                                                            Net Income
                                                              Deferred      Allocated
                                                               Compen-      to General               Total
                                  Year         Salaries        sation        Partners              (1)(2)(3)
-------------------------------------------------------------------------------------------------------------
John W. Bachmann*                 2003         $225,000        $7,160       $1,447,872            $1,680,032
                                  2002          206,250         5,620        1,043,042             1,254,912
                                  2001          200,000         5,202        1,449,260             1,654,462

Douglas E. Hill                   2003          200,000         7,160        4,287,876             4,495,036
                                  2002          181,250         5,620        3,119,026             3,305,896
                                  2001          175,000         5,202        3,097,686             3,277,888

Rich L. Malone                    2003          175,000         7,160        4,192,168             4,374,328
                                  2002          163,750         5,620        3,012,976             3,182,346
                                  2001          160,000         5,202        2,995,288             3,160,490

Gary D. Reamey                    2003          150,000         7,160        4,054,043             4,211,203
                                  2002          138,750         5,620        2,998,277             3,142,647
                                  2001          135,000         5,202        2,969,546             3,109,748

James D. Weddle                   2003          175,000         7,160        3,897,020             4,079,180
                                  2002          163,750         5,620        2,795,363             2,964,733
                                  2001          160,000         5,202        2,764,750             2,929,952
=============================================================================================================

* Effective January 1, 2004, retired as Managing Partner.

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



                                  PART III

ITEM 11.  EXECUTIVE COMPENSATION

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from 0.03% to 3.0% in 2003, 0.03% to 3.1% in 2002, and 0.03% to 3.1% in 2001. At the
       discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Net income allocated to general partners excludes income required to be reinvested under the Partnership Agreement.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 219 of the general partners also own limited partnership interests and 52 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of January 30, 2004:

                                            Name of             Amount of
                                            Beneficial          Beneficial            % of
Title of Class                              Owner               Ownership             Class
--------------------------------------------------------------------------------------------
Limited Partnership                         All General
Interests                                   Partners as
                                            a Group             $26,788,000            12%

Subordinated                                All General
Limited Partnership                         Partners as
Interests                                   a Group             $45,933,927            40%
--------------------------------------------------------------------------------------------

                                  PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. The Partnership also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to partners or employees and members of their immediate families, as principal. Such purchases and sales of securities on a principal basis are effected on substantially the same terms as similar transactions with unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)                       2003                      2002
                                            -------                  -------
Fees paid by the Partnership:
Audit fees                                  $   897                  $   859
Audit-related fees (1)                          375                      234
Tax fees (2)                                    488                      520
All other (3)                                   133                      196
                                            -------                  -------
Total fees                                  $ 1,893                  $ 1,809
                                            =======                  =======

(1) Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2) Tax fees consist of fees for tax compliance, consultation on tax matters, and other tax planning and advice.

(3) All other fees consist primarily of information technology advisory services.

The audit committee pre-approved all audit and non-audit related services in fiscal year 2003. No services were provided under the deminimis fee exception to the audit committee pre-approval requirements.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page No.

                                    INDEX

(a) (1) The following financial statements are included in Part II,
    Item 8:

    Report of Independent Auditors.......................................28

    Consolidated Statements of Financial Condition as of
    December 31, 2003 and 2002...........................................29

    Consolidated Statements of Income for the years ended
    December 31, 2003, 2002 and 2001.....................................31

    Consolidated Statements of Changes in Partnership Capital
    for the years ended December 31, 2003, 2002 and 2001.................32

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2002 and 2001.....................................33

    Notes to Consolidated Financial Statements ..........................34

    (2) The following financial statements are included in Schedule I:

    Parent Company Only Condensed Statements of Financial Condition as
    of December 31, 2003 and 2002........................................57

    Parent Company Only Condensed Statements of Income for the years ended December 31, 2003, 2002 and 2001...............................58

    Parent Company Only Condensed Statements of Cash Flows for the
    years ended December 31, 2003, 2002 and 2001.........................59

    Report of Independent Auditors.......................................60

    Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(b) Report on Form 8-K

    No reports on Form 8-K were filed in the fourth quarter of 2003.

(c) Exhibits

    Reference is made to the Exhibit Index hereinafter contained.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                           THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                       ----------------------------------------

By (Signature and Title)               /s/ Douglas E. Hill
                                       ----------------------------------------
                                       Douglas E. Hill, Chief Executive Officer


Date                                   March 19, 2004
                                       ----------------------------------------


By (Signature and Title)               /s/ Steven Novik
                                       ----------------------------------------
                                       Steven Novik, Chief Financial Officer


Date                                   March 19, 2004
                                       ----------------------------------------

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

I, Douglas E. Hill, certify that:

1. I have reviewed this annual report on Form 10-K of The Jones Financial Companies, L.L.L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth quarter that has materially affected, or is reasonable likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the Executive
       Committee:

       a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize, and report financial information; and

       b) Any fraud, whether or not material, that involves management or other associates who have a significant role in the Partnership's internal control over financial reporting.

                                     /s/ Douglas E. Hill
                                     ---------------------------------------
                                     Chief Executive Officer
                                     The Jones Financial Companies, L.L.L.P.
                                     March 19, 2004

                    CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven Novik, certify that:

1. I have reviewed this annual report on Form 10-K of The Jones Financial Companies, L.L.L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth quarter that has materially affected, or is reasonable likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the Executive
       Committee:

       a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize, and report financial information; and

       b) Any fraud, whether or not material, that involves management or other associates who have a significant role in the Partnership's internal control over financial reporting.

                                       /s/ Steven Novik
                                       ---------------------------------------
                                       Chief Financial Officer
                                       The Jones Financial Companies, L.L.L.P.
                                       March 19, 2004

                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit
Number     Page   Description

    3.1 Fourteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of January 1, 2004.

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

   10.16     *    Master Agreement dated as of November 30, 2000 among
                  Edward D. Jones & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Arizona as AFG Equity, Limited
                  Partnership) as Lessor, Suntrust Bank and Certain
                  Financial Institutions Parties Hereto, as Lenders, and
                  Suntrust Bank as agent, and joined in by The Jones
                  Financial Companies, L.L.L.P., incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   10.21     *    Master Agreement dated as of September 18, 2001 among
                  Edward D. Jones & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Missouri as Atlantic Financial Group, L.P.) as Lessor, Suntrust Bank and Certain Financial
                  Institutions Parties Hereto, as Lenders, and Suntrust
                  Bank, as Agent and joined in by The Jones Financial
                  Companies, L.L.L.P., incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   23.1           Consent of Independent Auditors, filed herewith.

   24        *    Delegation of Power of Attorney to Managing Partner contained within Exhibit 3.1.

   99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to previously filed exhibits.

                                                                          Schedule I

                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                               (PARENT COMPANY ONLY)

                    CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                        December 31,    December 31,
(Dollars in thousands)                                     2003            2002
------------------------------------------------------------------------------------
ASSETS:

Cash and cash equivalents                                $   4,364       $   3,420

Investment in subsidiaries                                 769,985         701,748

Others assets                                               11,744           5,907
                                                        -----------     -----------
TOTAL ASSETS                                             $ 786,093       $ 711,075
                                                        ===========     ===========


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
  and accrued expenses                                   $     807       $   1,130
                                                        -----------     -----------
TOTAL LIABILITIES                                              807           1,130

TOTAL PARTNERSHIP CAPITAL                                  785,286         709,945
                                                        -----------     -----------
TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                $ 786,093       $ 711,075
                                                        ===========     ===========

These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                          Schedule I (continued)

                             THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                      (PARENT COMPANY ONLY)

                                 CONDENSED STATEMENTS OF INCOME

                                                                    Years Ended
                                                    --------------------------------------------
(Dollars in thousands,                              December 31,    December 31,    December 31,
except per unit information)                            2003           2002             2001
------------------------------------------------------------------------------------------------

NET REVENUE
  Subsidiary earnings                                $ 200,978       $ 148,066       $ 147,835
  Management fee income                                 36,265          35,661          32,876
  Other                                                    645            (280)            495
                                                    -----------     -----------     -----------

    Total revenue                                      237,888         183,447         181,206
  Interest expense                                      16,880          17,325          17,800
                                                    -----------     -----------     -----------

    Net revenue                                        221,008         166,122         163,406
                                                    -----------     -----------     -----------


OPERATING EXPENSES
  Compensation and benefits                             17,532          17,065          14,099
  Payroll and other taxes                                   75             115              73
  Other operating expenses                                  91              27              48
                                                    -----------     -----------     -----------

    Total operating expenses                            17,698          17,207          14,220
                                                    -----------     -----------     -----------

                                                    -----------     -----------     -----------
NET INCOME                                           $ 203,310       $ 148,915       $ 149,186
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

                                                                               Schedule I (continued)
                               THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         (PARENT COMPANY ONLY)

                                  CONDENSED STATEMENTS OF CASH FLOWS

                                                         December 31,    December 31,    December 31,
(Dollars in thousands)                                       2003            2002            2001
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $ 203,310       $ 148,915       $ 149,186
Adjustments to reconcile net income to net cash
  provided by operating activities -
Increase in investment in subsidiaries                       (68,237)        (34,396)        (12,760)
Increase in other assets and liabilities, net                 (6,160)         (1,091)         (2,934)
                                                          -----------     -----------     -----------
Net cash provided by operating activities                    128,913         113,428         133,492
                                                          -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests                              9,829          13,709          12,450
Redemption of partnership interests                           (7,356)         (5,427)         (7,316)
Withdrawals and distributions from
  partnership capital                                       (130,442)       (121,968)       (135,085)
                                                          -----------     -----------     -----------
Net cash used in financing activities                       (127,969)       (113,686)       (129,951)
                                                          -----------     -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                               944            (258)          3,541

CASH AND CASH EQUIVALENTS,

Beginning of year                                              3,420           3,678             137
                                                          -----------     -----------     -----------
End of year                                                $   4,364       $   3,420       $   3,678
                                                          ===========     ===========     ===========

These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                      REPORT OF INDEPENDENT AUDITORS ON
                        FINANCIAL STATEMENT SCHEDULES

To The Jones Financial Companies, L.L.L.P.:

Our audit of the consolidated financial statements referred to in our report dated March 19, 2004 appearing in the Form 10-K of The Jones Financial Companies, L.L.L.P. also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
St. Louis, Missouri
March 19, 2004

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