Form 10-Q
period 2004-03-26
JONES FINANCIAL COMPANIES LP LLP
filed 2004-05-07
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004   Commission file number 0-16633
                               --------------                          -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                     43-1450818
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

         12555 Manchester Road
          Des Peres, Missouri                                       63131
------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (314) 515-2000
                                                                --------------
Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
           Title of each class                     on which registered
           -------------------                     -------------------

                  NONE                                    NONE
--------------------------------------     -----------------------------------

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

As of the filing date, there were no voting securities held by non-affiliates of the registrant.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                          Page
                                                                         Number

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition.................3
               Consolidated Statements of Income..............................5
               Consolidated Statements of Changes in Partnership Capital......6
               Consolidated Statements of Cash Flows..........................7
               Notes to Consolidated Financial Statements.....................8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk....19

Item 4.        Controls and Procedures.......................................19


Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..............................20

               Signatures....................................................21

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       ASSETS

                                                         (Unaudited)
                                                          March 26,     December 31,
(Dollars in thousands)                                      2004            2003
--------------------------------------------------------------------   --------------

Cash and cash equivalents                                $  196,621     $  187,980

Securities purchased under agreements to resell             193,000        290,000

Receivable from:
  Customers                                               2,247,370      2,134,655
  Brokers, dealers and clearing organizations               202,779        155,083
  Mortgages and loans                                       129,908        126,060

Securities owned, at market value
  Inventory securities                                       72,515        115,775
  Investment securities                                     143,206        145,238

Equipment, property and improvements, at cost,
 net of accumulated depreciation                            315,226        330,626

Other assets                                                234,960        237,742
                                                        ------------   ------------

      TOTAL ASSETS                                       $3,735,585     $3,723,159
                                                        ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  LIABILITIES AND PARTNERSHIP CAPITAL

                                                                      (Unaudited)
                                                                       March 26,          December 31,
(Dollars in thousands)                                                    2004                2003
-------------------------------------------------------------------------------------------------------
Bank loans                                                            $   26,655           $   23,656
Payable to:
  Customers                                                            1,938,346            1,924,882
  Brokers, dealers and clearing organizations                             21,144               33,598
  Depositors                                                             108,361              107,988

Securities loaned                                                          5,315                9,953

Securities sold, not yet purchased, at market value                       12,532               20,318

Accounts payable and accrued expenses                                    132,596              120,908

Accrued compensation and employee benefits                               247,460              248,729

Long-term debt                                                            38,997               39,691
                                                                     ------------         ------------
                                                                       2,531,406            2,529,723
                                                                     ------------         ------------

Liabilities subordinated to claims of general creditors                  408,150              408,150
                                                                     ------------         ------------
Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                              750,195                    -

Reserve for anticipated withdrawals                                       45,834                    -
                                                                     ------------         ------------
Total partnership capital subject to mandatory redemption                796,029                    -
                                                                     ------------         ------------

Total liabilities                                                      3,735,585            2,937,873
                                                                     ------------         ------------

Partnership capital net of reserve for anticipated withdrawals                 -              727,280

Reserve for anticipated withdrawals                                            -               58,006
                                                                     ------------         ------------
Total partnership capital                                                      -              785,286
                                                                     ------------         ------------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                             $3,735,585           $3,723,159
                                                                     ============         ============

       The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                                                    Three months ended
                                                              -------------------------------
(Dollars in thousands,                                        March 26,             March 28,
except per unit information)                                    2004                  2003
---------------------------------------------------------------------------------------------
Revenue:
  Commissions                                                 $405,274              $250,369
  Asset fees                                                   141,272               104,234
  Principal transactions                                        65,604                80,786
  Account fees                                                  74,432                59,991
  Interest and dividends                                        33,200                30,919
  Investment banking                                             4,524                14,293
  Other revenue                                                    723                 2,069
                                                             ----------            ----------
    Total revenue                                              725,029               542,661
  Interest expense                                              13,967                14,587
                                                             ----------            ----------
    Net revenue                                                711,062               528,074
                                                             ----------            ----------
Operating expenses:
  Compensation and benefits                                    426,896               304,178
  Communications and data processing                            68,169                64,679
  Occupancy and equipment                                       61,794                57,541
  Payroll and other taxes                                       31,915                24,050
  Floor brokerage and clearance fees                             3,135                 3,301
  Advertising                                                   11,072                10,399
  Other operating expenses                                      47,142                39,184
                                                             ----------            ----------
    Total operating expenses                                   650,123               503,332
                                                             ----------            ----------
Income before allocations to partners                           60,939                24,742
Allocations to partners:
  Limited partners                                               6,405                     -
  Subordinated limited partners                                  6,722                     -
  General partners                                              47,812                     -
                                                             ----------            ----------

Net Income                                                    $      -              $ 24,742
                                                             ==========            ==========

Net income allocated to:
  Limited partners                                            $      -              $  2,990
  Subordinated limited partners                                      -                 2,741
  General partners                                                   -                19,011
                                                             ----------            ----------
                                                              $      -              $ 24,742
                                                             ==========            ==========
Income before allocations to partners/net
 income per weighted average $1,000
 equivalent limited partnership unit outstanding              $  28.89              $  13.15
                                                             ==========            ==========

Weighted average $1,000 equivalent
 limited partnership units outstanding                         221,703               227,376
                                                             ==========            ==========

   The accompanying notes are an integral part of these consolidated financial statements.
---------------------------------------------------------------------------------------------

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                  THREE MONTHS ENDED MARCH 26, 2004 AND MARCH 28, 2003
                                                       (Unaudited)

                                                                           Subordinated
                                                          Limited            Limited            General
                                                        Partnership        Partnership        Partnership
(Dollars in thousands)                                    Capital            Capital            Capital        Total
-----------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL                               $ 239,839          $  98,422          $ 371,684     $ 709,945
 Reserve for anticipated withdrawals                       (11,173)            (3,123)           (14,278)      (28,574)
                                                        -----------        -----------        -----------   -----------
 Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2002                                        228,666             95,299            357,406       681,371

 Issuance of partnership interests                               -              9,274                  -         9,274
 Redemption of partnership interests                        (1,929)              (941)                 -        (2,870)
 Net income                                                  2,990              2,741             19,011        24,742
 Withdrawals and distributions                                  (4)               (96)              (612)         (712)
                                                        -----------        -----------        -----------   -----------
 TOTAL PARTNERSHIP CAPITAL                                 229,723            106,277            375,805       711,805
 Reserve for anticipated withdrawals                        (2,986)            (2,644)           (13,152)      (18,782)
                                                        -----------        -----------        -----------   -----------

 Partnership capital net of reserve for
  anticipated withdrawals,
  March 28, 2003                                         $ 226,737          $ 103,633          $ 362,653     $ 693,023
                                                        ===========        ===========        ===========   ===========


 TOTAL PARTNERSHIP CAPITAL                               $ 237,845          $ 112,406          $ 435,035     $ 785,286
 Reserve for anticipated withdrawals                       (15,345)            (8,468)           (34,193)      (58,006)
                                                        -----------        -----------        -----------   -----------
 Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2003                                        222,500            103,938            400,842       727,280

 Required reclassification of partnership
  capital pursuant to SFAS No. 150 (See Notes)            (222,500)          (103,938)          (400,842)     (727,280)
                                                        -----------        -----------        -----------   -----------

 Partnership capital net of reserve for
  anticipated withdrawals,
  March 26, 2004                                         $       -          $       -          $       -     $       -
                                                        ===========        ===========        ===========   ===========

               The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                          Three Months Ended
                                                                      -------------------------
                                                                       March 26,     March 28,
(Dollars in thousands)                                                   2004          2003
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $      -      $  24,742
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                60,939              -
    Depreciation and amortization                                        24,277         21,344
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                      97,000       (135,000)
    Net receivable from customers                                       (99,251)        13,030
    Net receivable from brokers, dealers and
     clearing organizations                                             (60,150)       (18,038)
    Receivable from mortgages and loans                                  (3,848)          (979)
    Securities owned, net                                                37,506         99,808
    Other assets                                                          2,782         13,026
    Bank loans                                                            2,999            (51)
    Payable to depositors                                                   373         (2,660)
    Securities loaned                                                    (4,638)         1,855
    Accounts payable and accrued expenses                                11,688         10,080
    Accrued compensation and employee benefits                           (1,269)       (13,209)
                                                                      ----------    -----------
    Net cash provided by operating activities                            68,408         13,948
                                                                      ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                  (8,877)       (18,585)
                                                                      ----------    -----------
    Net cash used in investing activities                                (8,877)       (18,585)
                                                                      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                              (694)        (1,644)
  Issuance of partnership interests                                      10,878          9,274
  Redemption of partnership interests                                    (1,159)        (2,870)
  Withdrawals and distributions from partnership capital                (59,915)       (29,286)
                                                                      ----------    -----------
    Net cash used in financing activities                               (50,890)       (24,526)
                                                                      ----------    -----------
    Net increase/(decrease) in cash and cash equivalents                  8,641        (29,163)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                   187,980        175,953
                                                                      ----------    -----------
  End of period                                                        $196,621      $ 146,790
                                                                      ==========    ===========

Cash paid for interest                                                 $ 10,988      $  11,903
                                                                      ==========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

             (Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated companies which are at least 20% owned are accounted for under the equity method.

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is composed of three registered broker-dealers primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

The financial statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which requires the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Certain prior year balances have been reclassified to conform with the current period presentation.

Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Assets which are recorded at contracted amounts approximating fair value consist largely of short-term receivables.

Under the terms of the Partnership agreement, a partner's capital will be redeemed by the Partnership in the event of the partner's death, resignation or termination. In the event of the partner's death, the Partnership must redeem the partner's capital within six months. Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.

Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminated from the Partnership may be converted to subordinated limited partnership capital and is subject to repayment in four equal annual installments.

The Partnership's managing partner has the discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including the liabilities subordinated to claims of general creditors.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations. Certain prior period amounts have been reclassified to conform with the current year presentation.

The results of operations for the three months ended March 26, 2004 and March 28, 2003 are not necessarily indicative of the results to be expected for the full year.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions comprise charges to customers for the sale of securities, insurance products and mutual fund shares.

Asset fees revenue is composed primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership's customers' assets invested in those companies' products. The asset based portion of the Partnership's revenues related to its interest in the Edward Jones Money Market Fund is also included in asset revenues.

Principal transactions revenue is the result of the Partnership's participation in market-making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts and mortgage-backed securities.

Account fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. Account revenue also includes other (non-commission) transaction fee revenues charged to customers or received from mutual fund and insurance companies.

Interest and dividend income is earned primarily on margin account balances, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership's underwriting and distribution of securities on behalf of issuers or existing holders of securities.

NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 have been adopted in the Partnership's financial statements for the quarter ended March 26, 2004.

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event a partner dies is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


income for the quarter ended March 26, 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership's three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss (as defined in the Partnership Agreement) in any year in which there is net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement. It is the Partnership's practice to retain approximately 30% of income allocated to general partners.

Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Such payments to limited partners were $4.2 million and $4.3 million for the quarters ended March 26, 2004 and March 28, 2003, respectively, and are included as a component of interest expense. The
7.5% return is paid to limited partners regardless of the Partnership's earnings.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


PARTNERSHIP CAPITAL

As more fully described under "New Accounting Standards," the firm's partnership capital has now been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals consists of $221,391 of limited partnership capital issued in $1,000 units, $114,766 of subordinated limited partnership capital and $414,038 of general partnership capital as of March 26, 2004. The following table shows the activity in the firm's partnership capital subject to mandatory redemption during the quarter along with the amount of partnership capital anticipated to be withdrawn subsequent to March 26, 2004.

                                                                     Subordinated
                                                   Limited             Limited           General
                                                 Partnership         Partnership       Partnership
                                                   Capital             Capital           Capital           Total
                                                 ------------------------------------------------------------------
Partnership capital subject to mandatory
 redemption, January 1, 2004                       $222,500           $103,938          $400,842          $727,280

Issuance of partnership interests                         -             10,878                 -            10,878

Redemption of partnership interests                  (1,109)               (50)                -            (1,159)

Income allocated to partners                          6,405              6,722            47,812            60,939

Withdrawals and distributions                            (8)              (252)           (1,649)           (1,909)
                                                 ------------------------------------------------------------------

Total partnership capital subject to
 mandatory redemption                               227,788            121,236           447,005           796,029

Reserve for anticipated withdrawals                  (6,397)            (6,470)          (32,967)          (45,834)
                                                 ------------------------------------------------------------------

Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, March 26, 2004                       $221,391           $114,766          $414,038          $750,195
                                                 ==================================================================

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange, Inc. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Uniform Net Capital Rule also provides that partnership capital may not be withdrawn if the resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At March 26, 2004, EDJ's Net Capital of $623,297 was 28.33% of aggregate debit items and its Net Capital in excess of the minimum required was $579,301. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 27.39%. Net Capital and the related capital percentage may fluctuate on a daily basis.

At March 26, 2004, the Partnership's foreign broker-dealer subsidiaries were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Recently, the number of investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION


BASIS OF PRESENTATION

Due to the adoption of SFAS No. 150 on January 1, 2004, we are providing certain non-GAAP financial measures in this discussion of our results of operations, including a measure of income before allocations to partners. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented non-GAAP financial measures internally to understand and assess the performance of our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. See New Accounting Standards note to the consolidated financial statements for further discussion of these items.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 26, 2004 AND
MARCH 28, 2003

For the first three months of 2004, net revenue increased 35% ($183.0 million) to $711.1 million, while income before allocations to partners increased 146% ($36.2 million) to $60.9 million. The Partnership's profit margin based on income before allocations to partners increased to 8.4% in the first quarter of 2004, from 4.6% in the first quarter of 2003. The Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees. Operating expenses increased due primarily to growth in compensation related to the increase in net revenue and to additional costs as the Partnership continued to expand its branch office network. The Partnership added 251 (3%) Investment Representatives ("IRs") during the twelve months ended March 26, 2004, ending the quarter with 9,382 IRs.

The Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account fees, interest and dividends net of interest expense, and other revenues.

Trade revenue comprised 67% of net revenue for the first quarter of 2004, up from 66% for the first quarter of 2003. Conversely net fee revenue comprised 33% for the first quarter of 2004, down from 34% in the corresponding period.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Trade revenue of $475.5 million increased 37% ($129.3 million) during the first quarter of 2004 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), partially offset by a lower gross margin earned on customer dollars invested compared to the first quarter of 2003. Total customer dollars invested were $17.1 billion during the first quarter of 2004, a 40% ($4.9 billion) increase from the first quarter of 2003. The Partnership's margin earned on each $1,000 invested decreased to $26.60 in the first quarter of 2004 from $27.50 in the first quarter of 2003. Year over year, customer dollars invested shifted to mutual funds and individual equities, primarily from fixed income products.

Commissions revenue increased 62% ($154.9 million) during the first quarter of 2004 to $405.3 million. Commissions revenue increased year over year due primarily to an 83% ($5.9 billion) increase in customer dollars invested to $13.0 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 68% ($111.1 million), individual equity agency commissions increased 60% ($31.4 million) and insurance commissions increased 37% ($12.5 million). The following table summarizes commissions revenue quarter over quarter:

                                                    Quarter ended
                                             ---------------------------
                                              March 26,        March 28,
(in thousands)                                  2004             2003
                                             ----------       ----------
Mutual Funds                                   $275.7           $164.6
Individual Equity Agency Commissions             83.8             52.4
Insurance                                        45.7             33.2
Corporate Bond Agency Commissions                 0.1              0.2
                                             ----------       ----------
                                               $405.3           $250.4
                                             ==========       ==========

Principal transactions revenue decreased 19% ($15.2 million) to $65.6 million during the first quarter of 2004 due primarily to the overall shift in customer dollars invested from fixed income products to mutual funds and individual equities. Customers invested $3.9 billion in principal transactions in the first quarter of 2004 compared to $4.7 billion in the first quarter of 2003, a decrease of 17%. Revenue from municipal bonds decreased 46% ($16.7 million), collateralized mortgage obligations decreased 39% ($4.3 million), while corporate bonds increased 25% ($4.2 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                    Quarter ended
                                             ---------------------------
                                              March 26,        March 28,
(in thousands)                                  2004             2003
                                             ----------       ----------
Corporate Bonds                                 $20.8           $16.6
Municipal Bonds                                  19.5            36.2
Government Bonds                                  8.6             8.8
Collateralized Mortgage Obligations               6.8            11.1
Unit Investment Trusts                            6.3             5.5
Other                                             3.6             2.6
                                             ----------       ----------
                                                $65.6           $80.8
                                             ==========       ==========

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Investment banking revenue decreased 68% ($9.8 million) during the first quarter of 2004 to $4.5 million, due primarily to a decrease in syndicate corporate debt offerings in the current quarter.

Net fee revenue increased 30% ($53.7 million) during the first quarter of 2004. Asset fees increased 36% ($37.0 million) to $141.3 million due to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $52.5 billion or 47% to $164.6 billion in the first quarter of 2004 compared to $112.1 billion in the first quarter of 2003.

Account, activity and other fees of $75.0 million increased 23% ($13.8 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 22% ($7.4 million) to $40.2 million, due to a 25% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 17%, resulting in custodial fee revenue growth of 16% ($2.6 million) to $19.1 million.

Net interest and dividend income increased 18% ($2.9 million) to $19.2 million during the first quarter of 2004 due to an increase in customer margin loans outstanding. Interest income from customer loans increased 10% ($2.5 million). Average customer margin loan balances were $2.2 billion in the first quarter of 2004, compared to $1.9 billion in the first quarter of 2003, an increase of 15%. The average rate earned on customer loan balances decreased to approximately 4.94% during the first quarter of 2004 from approximately 5.20% during the first quarter of 2003.

Operating expenses increased 29% ($146.8 million) to $650.1 million during the first quarter of 2004. Compensation and benefits costs increased 40% ($122.7 million) to $426.9 million. Within compensation and benefits costs, sales compensation increased 34% ($62.7 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased $49.1 million. Payroll expense increased 10% ($10.8 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership had 4,019 headquarters associates and 9,599 branch staff associates as of March 26, 2004, compared to 3,937 headquarters associates and 9,276 branch staff associates as of March 28, 2003.

Payroll and other taxes increased 33% ($7.9 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates. Occupancy and equipment expenses increased 7% ($4.3 million) and communications and data processing increased 5% ($3.5 million) due primarily to growth in the number of branch offices as the Partnership expands its sales force. Other operating expenses increased due to growth in the Partnership's business and additional costs associated with regulatory matters.

MUTUAL FUND MATTERS

Recently, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry issues including market timing, late trading, the failure of various broker-dealers to provide breakpoint discounts to mutual fund purchasers and the manner in which mutual fund and annuity companies compensate broker-dealers.

In addition to the foregoing, the Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's revenue sharing arrangements,

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the December 31, 2003 Form 10-K.

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 62% of its total revenue from sales and services related to mutual fund and annuity products in the first quarter of 2004 and 54% in the first quarter of 2003. Significant reductions in the revenues from these products could have a material adverse impact on the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at March 26, 2004, excluding the reserve for anticipated withdrawals, was $750.2 million, compared to partnership equity capital, excluding the reserve for anticipated withdrawals, of $727.3 million at December 31, 2003. The increase is primarily due to the retention of General Partner earnings ($13.2 million) and the issuance, net of redemptions, of Subordinated Limited Partner interests ($10.8 million), offset by redemption of Limited Partner interests ($1.1 million).

At March 26, 2004, the Partnership had $196.6 million in cash and cash equivalents. Lines of credit are in place aggregating $1.160 billion ($1.110 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at March 26, 2004. The Association had loans from The Federal Home Loan Bank of $26.7 million as of March 26, 2004 which were secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $5.3 million at March 26, 2004 for which the Partnership received cash collateral.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the three months ended March 26, 2004.

For the three months ended March 26, 2004, cash and cash equivalents increased $8.6 million. Cash provided by operating activities was $68.4 million. The primary sources of cash from operating activities include a decrease in securities purchased under agreements to resell, a decrease in inventory, and income before allocations to partners. These increases to cash and cash equivalents were partially offset by growth in both customer margin loans and receivable from brokers, dealers and clearing organizations.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cash used in investing activities was $8.9 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $50.9 million, consisting primarily of partnership withdrawals ($59.9 million) offset by issuance of Subordinated Limited Partner interests ($10.9 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 26, 2004, EDJ's Net Capital of $623.3 million was 28.33% of aggregate debit items and its Net Capital in excess of the minimum required was $579.3 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 27.39%. Net capital and the related capital percentage may fluctuate on a daily basis.

CRITICAL ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

The Partnership believes that of its significant accounting policies, the following critical policies may involve a higher degree of judgment and complexity.

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

The following significant accounting policies require estimates that involve a higher degree of judgment and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." The Partnership regularly monitors its exposures for potential losses. The Partnership's total liability with respect to litigation represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership's experience and the opinions and views of legal counsel.

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

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Partnership's periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and considers any events or changes in circumstances that would result in a change in the useful life.

For additional discussions of the Partnership's accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in the December 31, 2003 Form 10-K.

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

                       PART I. FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership's risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At March 26, 2004, amounts receivable from customers were $2.247 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in interest rates could increase its annual net interest income by approximately $15.4 million. Conversely, the Partnership estimates that a 100 basis point decrease in interest rates could decrease the Partnership's annual net interest income by up to $26.1 million. A decrease in interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the three months ended March 26, 2004 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

ITEM 4.  CONTROLS AND PROCEDURES

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

                         PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31. Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         32. Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the first quarter of 2004.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


(Registrant)                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                           --------------------------------------------------

By (Signature and Title)        /s/ Douglas E. Hill
                           --------------------------------------------------
                                Douglas E. Hill, Chief Executive Officer

Date                       May 4, 2004
                           --------------------------------------------------


By (Signature and Title)        /s/ Steven Novik
                           --------------------------------------------------
                                Steven Novik, Chief Financial Officer

Date                       May 4, 2004
                           --------------------------------------------------