Form 10-Q
period 2004-06-25
JONES FINANCIAL COMPANIES LP LLP
filed 2004-08-09
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004   Commission file number 0-16633
                               -------------                          -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                    43-1450818
------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                63131
------------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code            (314) 515-2000
                                                             -----------------

Securities registered pursuant to Section 12(b) of the act:

                                               Name of each exchange
      Title of each class                       on which registered
      -------------------                       -------------------

              NONE                                     NONE
---------------------------------    -----------------------------------------

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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                          Page
                                                                         Number

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition...................3
           Consolidated Statements of Income................................5
           Consolidated Statements of Changes in Partnership Capital........6
           Consolidated Statements of Cash Flows............................7
           Notes to Consolidated Financial Statements.......................8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......22

Item 4.    Controls and Procedures.........................................22


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................23

           Signatures......................................................24

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           ASSETS

                                                             (Unaudited)
                                                               June 25,         December 31,
(Dollars in thousands)                                           2004               2003
---------------------------------------------------------------------------------------------

Cash and cash equivalents                                     $  188,223          $  187,980

Securities purchased under agreements to resell                   13,000             290,000

Receivable from:
  Customers                                                    2,396,572           2,134,655
  Brokers, dealers and clearing organizations                    162,757             155,083
  Mortgages and loans                                            134,822             126,060

Securities owned, at market value
  Inventory securities                                            62,779             115,775
  Investment securities                                          129,065             145,238

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                 316,305             330,626

Other assets                                                     230,988             237,742
                                                           --------------      --------------

   TOTAL ASSETS                                               $3,634,511          $3,723,159
                                                           ==============      ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 LIABILITIES AND PARTNERSHIP CAPITAL

                                                                      (Unaudited)
                                                                       June 25,           December 31,
(Dollars in thousands)                                                   2004                 2003
------------------------------------------------------------------------------------------------------
Bank loans                                                            $   33,811           $   23,656
Payable to:
  Customers                                                            1,868,886            1,924,882
  Brokers, dealers and clearing organizations                             17,340               33,598
  Depositors                                                             113,320              107,988

Securities loaned                                                          5,784                9,953

Securities sold, not yet purchased, at market value                       13,498               20,318

Accounts payable and accrued expenses                                    137,054              120,908

Accrued compensation and employee benefits                               215,486              248,729

Long-term debt                                                            38,289               39,691
                                                                   --------------       --------------
                                                                       2,443,468            2,529,723
                                                                   --------------       --------------

Liabilities subordinated to claims of general creditors                  397,925              408,150
                                                                   --------------       --------------
Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                              764,694                    -

Reserve for anticipated withdrawals                                       28,424                    -
                                                                   --------------       --------------
Total partnership capital subject to mandatory redemption                793,118                    -
                                                                   --------------       --------------

Total liabilities                                                      3,634,511            2,937,873
                                                                   --------------       --------------

Partnership capital net of reserve for anticipated withdrawals                 -              727,280

Reserve for anticipated withdrawals                                            -               58,006
                                                                   --------------       --------------
Total partnership capital                                                      -              785,286
                                                                   --------------       --------------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                             $3,634,511           $3,723,159
                                                                   ==============       ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                            Three months ended                 Six months ended
                                                      ---------------------------------------------------------------
(Dollars in thousands,                                   June 25,         June 27,        June 25,         June 27,
except per unit information)                               2004             2003            2004             2003
---------------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                            $362,298         $323,969       $  767,572       $  574,338
  Asset fees                                              144,622          109,313          285,894          213,547
  Principal transactions                                   98,460           79,636          164,064          160,422
  Account and activity fees                                77,399           64,937          151,831          124,928
  Interest and dividends                                   35,938           33,378           69,138           64,297
  Investment banking                                        8,599           11,635           13,123           25,928
  Other revenue                                             1,525           14,345            2,248           16,414
                                                      ------------     ------------     ------------     ------------
    Total revenue                                         728,841          637,213        1,453,870        1,179,874
  Interest expense                                         14,015           14,783           27,982           29,370
                                                      ------------     ------------     ------------     ------------
    Net revenue                                           714,826          622,430        1,425,888        1,150,504
                                                      ------------     ------------     ------------     ------------
Operating expenses:
  Compensation and benefits                               418,861          359,825          845,757          664,003
  Communications and data processing                       68,520           65,391          136,689          130,070
  Occupancy and equipment                                  62,385           58,993          124,179          116,534
  Payroll and other taxes                                  26,052           22,609           57,967           46,659
  Advertising                                              11,260           10,537           22,332           20,936
  Floor brokerage and clearance fees                        3,503            3,769            6,638            7,070
  Other operating expenses                                 51,792           47,388           98,934           86,572
                                                      ------------     ------------     ------------     ------------
    Total operating expenses                              642,373          568,512        1,292,496        1,071,844
                                                      ------------     ------------     ------------     ------------
Income before allocations to partners                      72,453           53,918          133,392           78,660
Allocations to partners:
  Limited partners                                          7,580                -           13,985                -
  Subordinated limited partners                             7,819                -           14,541                -
  General partners                                         57,054                -          104,866                -
                                                      ------------     ------------     ------------     ------------

Net income                                               $      -         $ 53,918       $        -       $   78,660
                                                      ============     ============     ============     ============

Net income allocated to:
  Limited partners                                       $      -         $  6,468       $        -       $    9,458
  Subordinated limited partners                                 -            5,873                -            8,614
  General partners                                              -           41,577                -           60,588
                                                      ------------     ------------     ------------     ------------
                                                         $      -         $ 53,918       $        -       $   78,660
                                                      ============     ============     ============     ============
Income before allocations to partners/net
 income per weighted average $1,000
 equivalent limited partnership unit outstanding         $  34.34         $  28.67       $    63.23       $    41.82
                                                      ============     ============     ============     ============

Weighted average $1,000 equivalent
 limited partnership units outstanding                    220,734          225,602          221,177          226,160
                                                      ------------     ------------     ------------     ------------

               The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                         SIX MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003
                                                            (Unaudited)

                                                                        Subordinated
                                                        Limited            Limited            General
                                                      Partnership        Partnership        Partnership
(Dollars in thousands)                                  Capital            Capital            Capital             Total
--------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL                             $ 239,839          $  98,422          $ 371,684          $ 709,945
 Reserve for anticipated withdrawals                     (11,173)            (3,123)           (14,278)           (28,574)
                                                   --------------      -------------      -------------      -------------
 Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2002                                      228,666             95,299            357,406            681,371

 Issuance of partnership interests                             -              9,274                  -              9,274
 Redemption of partnership interests                      (3,638)            (1,141)                 -             (4,779)
 Net income                                                9,458              8,614             60,588             78,660
 Withdrawals and distributions                              (954)            (6,901)           (31,256)           (39,111)
                                                   --------------      -------------      -------------      -------------
 TOTAL PARTNERSHIP CAPITAL                               233,532            105,145            386,738            725,415
 Reserve for anticipated withdrawals                      (8,504)            (1,712)           (12,610)           (22,826)
                                                   --------------      -------------      -------------      -------------

 Partnership capital net of reserve for
  anticipated withdrawals,
  June 27, 2003                                        $ 225,028          $ 103,433          $ 374,128          $ 702,589
                                                   ==============      =============      =============      =============


 TOTAL PARTNERSHIP CAPITAL                             $ 237,845          $ 112,406          $ 435,035          $ 785,286
 Reserve for anticipated withdrawals                     (15,345)            (8,468)           (34,193)           (58,006)
                                                   --------------      -------------      -------------      -------------
 Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2003                                      222,500            103,938            400,842            727,280

 Required reclassification of partnership
  capital pursuant to SFAS No.150 (See Notes)           (222,500)          (103,938)          (400,842)          (727,280)
                                                   --------------      -------------      -------------      -------------

 Partnership capital net of reserve for
  anticipated withdrawals,
  June 25, 2004                                        $       -          $       -          $       -          $       -
                                                   ==============      =============      =============      =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                                Six Months Ended
                                                                         ----------------------------
                                                                             June 25,       June 27,
(Dollars in thousands)                                                        2004            2003
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $       -      $  78,660
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                     133,392              -
    Depreciation and amortization                                              47,039         43,440
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                           277,000       (120,000)
    Net receivable from customers                                            (317,913)         3,168
    Net receivable from brokers, dealers and
     clearing organizations                                                   (23,932)       (14,034)
    Receivable from mortgages and loans                                        (8,762)        (2,681)
    Securities owned, net                                                      62,349         99,833
    Other assets                                                                6,754        (11,569)
    Bank loans                                                                 10,155          2,850
    Payable to depositors                                                       5,332         (5,273)
    Securities loaned                                                          (4,169)         2,117
    Accounts payable and accrued expenses                                      16,146         17,972
    Accrued compensation and employee benefits                                (33,243)        37,605
                                                                         -------------  -------------
    Net cash provided by operating activities                                 170,148        132,088
                                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                       (32,718)       (96,230)
                                                                         -------------  -------------
    Net cash used in investing activities                                     (32,718)       (96,230)
                                                                         -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                  (1,402)        (3,323)
  Repayment of subordinated debt                                              (10,225)       (10,225)
  Issuance of partnership interests                                            10,878          9,274
  Redemption of partnership interests                                          (2,407)        (4,779)
  Withdrawals and distributions from partnership capital                     (134,031)       (67,685)
                                                                         -------------  -------------
    Net cash used in financing activities                                    (137,187)       (76,738)
                                                                         -------------  -------------
    Net increase/(decrease) in cash and cash equivalents                          243        (40,880)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                         187,980        175,953
                                                                         -------------  -------------
  End of period                                                             $ 188,223      $ 135,073
                                                                         =============  =============

Cash paid for interest                                                      $  27,866      $  29,040
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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is composed of three registered broker-dealers serving individual investors. EDJ derives its revenues from one segment comprising the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

The financial statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Certain prior period balances have been reclassified to conform with the current period presentation.

Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Assets which are recorded at contracted amounts approximating fair value consist largely of short-term receivables.

Under the terms of the Partnership agreement, a partner's capital will be redeemed by the Partnership in the event of the partner's death, resignation or termination. In the event of a partner's death, the Partnership must redeem the partner's capital within six months.

Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital. Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their resignation or termination. The Partnership's managing partner has the discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including the liabilities subordinated to claims of general creditors.

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

The results of operations for the six months ended June 25, 2004 and June 27, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. Account revenue also includes other (non-commission) transaction fee revenues charged to customers or received from mutual fund and insurance companies.

Interest and dividend income is earned primarily on margin account balances, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership's underwriting and distribution of securities on behalf of issuers or existing holders of securities.

NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were adopted in the Partnership's financial statements beginning with the quarter ended March 26, 2004.

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the quarter and six months ended June 25, 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership's three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss (as defined in the Partnership Agreement) in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement. It has been the Partnership's practice to retain approximately 30% of income allocated to general partners.

Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Such payments to limited partners were $8,300 and $8,500 for the six months ended June 25, 2004 and June 27, 2003, respectively, and are included as a component of interest expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

PARTNERSHIP CAPITAL

As more fully described under "New Accounting Standards," the firm's partnership capital has been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $764,694 consists of $220,193 of limited partnership capital issued in $1,000 units, $114,716 of subordinated limited partnership capital and $429,785 of general partnership capital as of June 25, 2004. The following table shows the activity in the firm's partnership capital subject to mandatory redemption during the six months ended June 25, 2004 along with the amount of partnership capital anticipated to be withdrawn subsequent to June 25, 2004.

                                                                        Subordinated
                                                        Limited            Limited         General
                                                      Partnership        Partnership     Partnership
                                                        Capital            Capital         Capital           Total
                                                     ----------------------------------------------------------------
Partnership capital subject to mandatory
 redemption, January 1, 2004                            $222,500          $103,938         $400,842         $727,280

Issuance of partnership interests                              -            10,878                -           10,878

Redemption of partnership interests                       (2,307)             (100)               -           (2,407)

Income allocated to partners                              13,985            14,541          104,866          133,392

Withdrawals and distributions                             (1,078)          (13,294)         (61,653)         (76,025)
                                                     ----------------------------------------------------------------

Total partnership capital subject to
 mandatory redemption                                    233,100           115,963          444,055          793,118

Reserve for anticipated withdrawals                      (12,907)           (1,247)         (14,270)         (28,424)
                                                     ----------------------------------------------------------------

Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, June 25, 2004                             $220,193          $114,716         $429,785         $764,694
                                                     ================================================================

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

At June 25, 2004, EDJ's Net Capital of $632,580 was 27.0% of aggregate debit items and its Net Capital in excess of the minimum required was $585,666. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 26.5%. Net Capital and the related capital percentage fluctuate on a daily basis.

At June 25, 2004, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Recently, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

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

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

BASIS OF PRESENTATION

Due to the adoption of SFAS No. 150 on January 1, 2004, we are providing certain information that may be considered non-GAAP financial measures in this discussion of our results of operations, including a measure of income before allocations to partners. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented financial measures internally to understand and assess the performance of our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. See New Accounting Standards note to the consolidated financial statements for further discussion of these items.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 25, 2004 AND
JUNE 27, 2003

For the second quarter of 2004, net revenue increased 15% ($92.4 million) to $714.8 million, while income before allocations to partners increased 34% ($18.5 million) to $72.5 million. The Partnership's profit margin based on income before allocations to partners increased to 9.9% in the second quarter of 2004, from 8.5% in the second quarter of 2003. The Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees. The Partnership added 246 (3%) Investment Representatives ("IRs") during the twelve months ended June 25, 2004, ending the quarter with 9,382 IRs.

For internal analysis the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends net of interest expense and other revenues. Trade revenue comprised 66% of net revenue for the second quarter of 2004, down from 67% for the second quarter of 2003.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trade revenue of $469.9 million increased 13% ($55.5 million) during the second quarter of 2004 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), partially offset by a lower gross margin earned on customer dollars invested compared to the second quarter of 2003. Total customer dollars invested were $17.0 billion during the second quarter of 2004, a 19% ($3.7 billion) increase from the second quarter of 2003. The Partnership's margin earned on each $1,000 invested decreased to $26.50 in the second quarter of 2004 from $28.20 in the second quarter of 2003. Year over year, customer dollars invested shifted to mutual funds, individual equities and insurance products, from fixed income products.

Commissions revenue increased 12% ($38.3 million) during the second quarter of 2004 to $362.3 million. Commissions revenue increased due primarily to a 17% ($1.7 billion) increase in customer dollars invested to $11.3 billion in the second quarter of 2004 from $9.6 billion in the second quarter of 2003. Underlying the increase in commissions revenue, mutual fund commissions increased 12% ($25.1 million), insurance commissions increased 30% ($11.5 million) and individual equity agency commissions increased 3% ($1.8 million). The following table summarizes commissions revenue quarter over quarter:

                                                      Quarter ended
                                                 ----------------------
                                                   June 25,    June 27,
(in millions)                                        2004        2003
                                                 ----------  ----------
Mutual Funds                                        $242.3      $217.2
Individual Equity Agency Commissions                  69.5        67.7
Insurance                                             50.4        38.9
Corporate Bond Agency Commissions                      0.1         0.2
                                                 ----------  ----------
                                                    $362.3      $324.0
                                                 ==========  ==========

Principal transactions revenue increased 24% ($18.9 million) to $98.5 million during the second quarter of 2004. Principal transactions revenue increased due primarily to a 28% ($1.2 billion) increase in customer dollars invested to $5.5 billion in the second quarter of 2004 compared to $4.3 billion in the second quarter of 2003. Revenue from corporate bonds increased 63% ($12.0 million), government bonds increased 108% ($6.0 million) and municipal bonds increased 7% ($2.4 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                      Quarter ended
                                                 ----------------------
                                                   June 25,    June 27,
(in millions)                                        2004        2003
                                                 ----------  ----------
Municipal Bonds                                      $38.1       $35.7
Corporate Bonds                                       31.0        19.0
Government Bonds                                      11.6         5.6
Collateralized Mortgage Obligations                    7.7         8.9
Unit Investment Trusts                                 5.9         6.3
Other                                                  4.2         4.1
                                                 ----------  ----------
                                                     $98.5       $79.6
                                                 ==========  ==========

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment banking revenue decreased 26% ($3.0 million) during the second quarter of 2004 to $8.6 million, due primarily to a decrease in syndicate corporate debt and municipal bond unit investment trust offerings in the current quarter.

Net fee revenue increased 18% ($36.9 million) during the second quarter of 2004. Asset fees increased 32% ($35.3 million) to $144.6 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $46.5 billion or 38% to $169.8 billion in the second quarter of 2004 compared to $123.3 billion in the second quarter of 2003.

Account and activity and other fees of $78.4 million decreased 2% ($1.8 million) quarter over quarter. Revenue for the second quarter of 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Excluding this item, account, activity and other fees have increased $5.2 million due to growth in customer accounts and increased revenue sharing related to mutual fund and insurance sales. Revenue received from mutual fund and money market sub-transfer agent services increased 22% ($7.7 million) to $42.8 million, due to a 24% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. Revenue sharing from mutual fund and insurance sales fees increased 94% ($2.5 million). The number of retirement accounts for which the Partnership is custodian increased by 17%, resulting in custodial fee revenue growth of 12% ($1.9 million) to $18.0 million. Offsetting these increases in account, activity and other fee revenue was a foreign currency translation loss of $0.7 million during the second quarter of 2004 versus a $4.3 million gain during the second quarter of 2003.

Interest and dividend income, net of interest expense, increased 18% ($3.3 million) to $21.9 million during the second quarter of 2004 due to an increase in customer margin loans outstanding offset by a decrease in interest rates. Interest income from customer loans increased 13% ($3.4 million). Average customer margin loan balances were $2.320 billion in the second quarter of 2004, compared to $1.948 billion in the second quarter of 2003, an increase of 19%. The average rate earned on customer loan balances decreased to approximately 4.93% during the second quarter of 2004 from approximately 5.20% during the second quarter of 2003.

Operating expenses increased 13% ($73.9 million) to $642.4 million during the second quarter of 2004. Compensation and benefits costs increased 16% ($59.0 million) to $418.9 million. Within compensation and benefits costs, sales compensation increased 18% ($38.2 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 43% ($13.4 million). Payroll expense increased 6% ($7.1 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership had 3,996 headquarters associates and 9,795 branch staff associates as of June 25, 2004, compared to 3,860 headquarters associates and 9,378 branch staff associates as of June 27, 2003.

Payroll and other taxes increased 15% ($3.4 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates. Occupancy and equipment expenses increased 6% ($3.4 million) and communications and data processing increased 5% ($3.1 million) due primarily to growth in the number of branch offices as the Partnership expands its sales force. Other operating expenses increased due to growth in the Partnership's business and additional costs associated with regulatory matters.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003

For the six months ended June 25, 2004, net revenue increased 24% ($275.4 million) to $1.426 billion, while income before allocations to partners increased 70% ($54.7 million) to $133.4 million. The Partnership's profit margin based on income before allocations to partners increased to 9.2% for the first six months of 2004 from 6.7% for the first six months of 2003. The Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees.

Trade revenue of $945.4 million, which comprised 66% of net revenue, increased 24% ($184.8 million) in the first six months of 2004 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), partially offset by a lower gross margin earned on customer dollars invested and two fewer selling days compared to the first six months of 2003. Total customer dollars invested were $34.2 billion during the first six months of 2004, a 29% ($7.7 billion) increase from the $26.5 billion invested during the first six months of 2003. The Partnership's margin earned on each $1,000 invested decreased to $26.50 in the first six months of 2004 from $27.90 in the first six months of 2003. Year over year, customer dollars invested shifted to mutual funds and individual equities from fixed income products.

Commissions revenue increased 34% ($193.2 million) during the first six months of 2004 to $767.6 million. Commissions revenue increased year over year due primarily to a 45% ($7.6 billion) increase in underlying customer dollars invested to $24.3 billion. Underlying the increase in commissions revenue, mutual fund commissions increased 36% ($136.3 million), individual equity agency commissions increased 28% ($33.2 million) and insurance commissions increased 33% ($24.0 million). The following table summarizes commissions revenue for the six month periods ending June 25, 2004 and June 27, 2003.

                                                    Six months ended
                                                 ----------------------
                                                   June 25,    June 27,
(in millions)                                        2004        2003
                                                 ----------  ----------
Mutual Funds                                        $518.1      $381.8
Individual Equity Agency Commissions                 153.3       120.1
Insurance                                             96.0        72.0
Corporate Bond Agency Commissions                      0.2         0.4
                                                 ----------  ----------
                                                    $767.6      $574.3
                                                 ==========  ==========

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Principal transactions revenue increased 2% ($3.7 million) to $164.1 million during the first six months of 2004. Customers invested $9.4 billion in principal transactions in the first six months of 2004 compared to $9.0 billion in the first six months of 2003, an increase of 4%. Revenue from corporate bonds increased 45% ($16.2 million) and government bonds increased 41% ($5.8 million) while municipal bonds decreased 20% ($14.3 million) and collateralized mortgage obligations decreased 28% ($5.5 million). The following table summarizes principal transaction revenue for the six month periods ending June 25, 2004 and June 27, 2003:

                                                    Six months ended
                                                 ----------------------
                                                   June 25,    June 27,
(in millions)                                        2004        2003
                                                 ----------  ----------
Corporate Bonds                                     $ 51.8      $ 35.6
Municipal Bonds                                       57.6        71.9
Government Bonds                                      20.2        14.3
Collateralized Mortgage Obligations                   14.5        20.0
Unit Investment Trusts                                12.1        11.9
Other                                                  7.9         6.7
                                                 ----------  ----------
                                                    $164.1      $160.4
                                                 ==========  ==========

Investment banking revenue decreased 49% ($12.8 million) during the first six months of 2004 to $13.1 million, due primarily to a decrease in syndicate corporate debt offerings in the current year.

Net fee revenue of $480.5 million, comprising 34% of net revenue increased 23% ($90.6 million) during the first six months of 2004. Asset fees increased 34% ($72.3 million) to $285.9 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $49.0 billion or 41% to $167.3 billion for the first six months of 2004 compared to $118.3 billion for the first six months of 2003.

Account and activity and other fees of $153.4 million increased 9% ($12.0 million) year over year. Revenue for the first six months of 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Excluding this item, account, activity and other fees have increased $19.0 million over the prior year due to growth in customer accounts and increased revenue sharing related to mutual fund and insurance sales. Revenue received from mutual fund and money market sub-transfer agent services increased 22% ($15.1 million) to $83.1 million, due to a 24% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 17%, resulting in custodial fee revenue growth of 14% ($4.6 million) to $37.1 million. Revenue sharing from mutual fund and insurance sales increased 92% ($3.9 million) to $8.2 million due to higher sales volumes. Offsetting these increases in account, activity and other fee revenue was a foreign currency translation loss of $1.4 million during the first six months of 2004 versus a $5.8 million gain during the first six months of 2003.

Interest and dividend income, net of interest expense, increased 18% ($6.2 million) to $41.2 million during the first six months of 2004 due primarily to an increase in customer margin loans outstanding offset by a decrease in interest rates. Interest income from customer loans increased 12% ($6.0 million). Average customer margin loan balances were $2.251 billion in the first six months of 2004, compared to $1.924 billion in the first six months of 2003, an increase of 17%. The average rate earned on customer loan balances decreased to approximately 4.94% during the first six months of 2004 from approximately

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

5.20% during the first six months of 2003.

Operating expenses increased 21% ($220.7 million) to $1.292 billion during the first six months of 2004. Compensation and benefits costs increased 27% ($181.8 million) to $845.8 million. Within compensation and benefits costs, sales compensation increased 25% ($100.9 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 172% ($62.5 million). Payroll expense increased 8% ($18.0 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force.

Payroll and other taxes increased 24% ($11.3 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates. Occupancy and equipment expenses increased 7% ($7.6 million) and communications and data processing increased 5% ($6.6 million) due primarily to growth in the number of branch offices as the Partnership expands its sales force. Other operating expenses increased due to growth in the Partnership's business and additional costs associated with regulatory matters.

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

In addition to the foregoing, the Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's revenue sharing arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the December 31, 2003 Form 10-K.

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 61% of its total revenue from sales and services related to mutual fund and annuity products in the first six months of 2004 and 55% in the first six months of 2003. Significant reductions in the revenues from these products could have a material adverse impact on the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at June 25, 2004, excluding the reserve for anticipated withdrawals, was $764.7 million, compared to partnership equity capital, excluding the reserve for anticipated withdrawals, of $727.3 million at December 31, 2003. The increase is primarily due to the retention of General Partner earnings ($28.9 million) and the issuance, net of redemptions, of Subordinated Limited Partner interests ($10.8 million), offset by redemption of Limited Partner interests ($2.3 million).

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 25, 2004, the Partnership had $188.2 million in cash and cash equivalents. Lines of credit are in place aggregating $1.160 billion ($1.110 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at June 25, 2004. The Association had loans from The Federal Home Loan Bank of $33.8 million as of June 25, 2004 which were secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $5.8 million at June 25, 2004 for which the Partnership received cash collateral.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the six months ended June 25, 2004.

For the six months ended June 25, 2004, cash and cash equivalents increased $0.2 million. Cash provided by operating activities was $170.1 million. The primary sources of cash from operating activities include a $277.0 million decrease in securities purchased under agreements to resell, income before allocations to partners ($133.4 million), and a $53.0 million decrease in inventory securities. These increases to cash and cash equivalents were partially offset by growth in both customer margin loans ($261.9 million) and net receivable from brokers, dealers and clearing organizations ($23.9 million). Cash used in investing activities was $32.7 million consisting primarily of capital expenditures supporting the Partnership's operations. Cash used in financing activities was $137.2 million, consisting primarily of partnership withdrawals ($134.0 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 25, 2004, EDJ's Net Capital of $632.6 million was 27.0% of aggregate debit items and its Net Capital in excess of the minimum required was $585.7 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 26.5%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At June 25, 2004, amounts receivable from customers were $2.397 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in interest rates could increase its annual net interest income by approximately $15.5 million. Conversely, the Partnership estimates that a 100 basis point decrease in interest rates could decrease the Partnership's annual net interest income by up to $26.1 million. A decrease in interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the six months ended June 25, 2004 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                         PART II. OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K


(a)           Exhibits

              3.1 Fifteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 14, 2004.

              3.3 Fifteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., as amended.

              31. Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

              32. Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed in the second quarter of 2004.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   -----------------------------------------

By (Signature and Title)           /s/ Douglas E. Hill
                                   -----------------------------------------
                                   Douglas E. Hill, Chief Executive Officer

Date                               August 9, 2004
                                   -----------------------------------------



By (Signature and Title)           /s/ Steven Novik
                                   -----------------------------------------
                                   Steven Novik, Chief Financial Officer

Date                               August 9, 2004
                                   -----------------------------------------