Form 10-Q
period 2004-09-24
JONES FINANCIAL COMPANIES LP LLP
filed 2004-11-05
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 24, 2004
                                            ------------------

                       Commission file number 0-16633
                                              -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

           MISSOURI                                     43-1450818
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                           63131
-------------------------------------------------------------------------------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code         (314) 515-2000
                                                          ----------------

Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
  Title of each class                              on which registered
  -------------------                               ------------------

         NONE                                              NONE
  -------------------                               ------------------

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




                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                          Page
                                                                         Number

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition....................3
           Consolidated Statements of Income.................................5
           Consolidated Statements of Changes in Partnership Capital.........6
           Consolidated Statements of Cash Flows.............................7
           Condensed Notes to Consolidated Financial Statements..............8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......22

Item 4.    Controls and Procedures..........................................22


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................23

           Signatures.......................................................24

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                ASSETS
                                                                   (Unaudited)
                                                                  September 24,        December 31,
(Dollars in thousands)                                                2004                 2003
-------------------------------------------------------------------------------      ---------------

Cash and cash equivalents                                         $   196,858          $   187,980

Securities purchased under agreements to resell                             -              290,000

Receivable from:
  Customers                                                         2,462,720            2,134,655
  Brokers, dealers and clearing organizations                         152,030              155,083
  Mortgages and loans                                                 144,374              126,060

Securities owned, at market value
  Inventory securities                                                 54,180              115,775
  Investment securities                                               123,386              145,238

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                      315,433              330,626

Other assets                                                          270,026              237,742
                                                                ---------------      ---------------

      TOTAL ASSETS                                                $ 3,719,007          $ 3,723,159
                                                                ===============      ===============

       The accompanying notes are an integral part of these consolidated financial statements.


                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  LIABILITIES AND PARTNERSHIP CAPITAL

                                                                   (Unaudited)
                                                                  September 24,        December 31,
(Dollars in thousands)                                                2004                 2003
-----------------------------------------------------------------------------------------------------
Bank loans                                                        $    81,311          $    23,656
Payable to:
  Customers                                                         1,809,999            1,924,882
  Brokers, dealers and clearing organizations                          22,246               33,598
  Depositors                                                          115,126              107,988

Securities loaned                                                       6,541                9,953

Securities sold, not yet purchased, at market value                    24,994               20,318

Accrued compensation and employee benefits                            262,942              248,729

Accounts payable and accrued expenses                                 159,032              120,908

Long-term debt                                                         37,568               39,691
                                                                ---------------      ---------------
                                                                    2,519,759            2,529,723
                                                                ---------------      ---------------

Liabilities subordinated to claims of general creditors               387,425              408,150
                                                                ---------------      ---------------
Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                           777,562                    -

Reserve for anticipated withdrawals                                    34,261                    -
                                                                ---------------      ---------------
Total partnership capital subject to mandatory redemption             811,823                    -
                                                                ---------------      ---------------

Total liabilities                                                   3,719,007            2,937,873
                                                                ---------------      ---------------

Partnership capital net of reserve for anticipated withdrawals              -              727,280

Reserve for anticipated withdrawals                                         -               58,006
                                                                ---------------      ---------------
Total partnership capital                                                   -              785,286
                                                                ---------------      ---------------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                         $ 3,719,007          $ 3,723,159
                                                                ===============      ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                     THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                        Three months ended                Nine months ended
                                                  ----------------------------------------------------------------
(Dollars in thousands,                            September 24,    September 26,   September 24,     September 26,
except per unit information)                           2004             2003           2004              2003
------------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                       $ 334,017        $ 319,680      $ 1,101,589      $   894,018
  Asset fees                                          145,394          122,050          431,288          335,597
  Principal transactions                               78,212          103,829          242,276          264,251
  Account and activity fees                            75,015           63,459          226,846          188,387
  Interest and dividends                               39,090           33,104          108,228           97,401
  Investment banking                                    8,300            9,318           21,423           35,246
  Other revenue                                         6,369              956            8,617           17,370
                                                  -------------    -------------  ---------------  ---------------
    Total revenue                                     686,397          652,396        2,140,267        1,832,270
  Interest expense                                     13,818           14,380           41,800           43,750
                                                  -------------    -------------  ---------------  ---------------
    Net revenue                                       672,579          638,016        2,098,467        1,788,520
                                                  -------------    -------------  ---------------  ---------------
Operating expenses:
  Compensation and benefits                           395,152          382,142        1,240,909        1,046,145
  Communications and data processing                   69,657           66,630          206,346          196,700
  Occupancy and equipment                              62,577           59,962          186,756          176,496
  Payroll and other taxes                              21,758           21,637           79,725           68,296
  Advertising                                          11,909           10,476           34,241           31,412
  Floor brokerage and clearance fees                    3,269            3,436            9,907           10,506
  Other operating expenses                             49,347           39,961          148,281          126,533
                                                  -------------    -------------  ---------------  ---------------
    Total operating expenses                          613,669          584,244        1,906,165        1,656,088
                                                  -------------    -------------  ---------------  ---------------
Income before allocations to partners                  58,910           53,772          192,302          132,432
Allocations to partners:
  Limited partners                                      6,125                -           20,110                -
  Subordinated limited partners                         6,246                -           20,787                -
  General partners                                     46,539                -          151,405                -
                                                  -------------    -------------  ---------------  ---------------

Net income                                          $       -        $  53,772      $         -      $   132,432
                                                  =============    =============  ===============  ===============

Net income allocated to:
  Limited partners                                  $       -        $   6,402      $         -      $    15,860
  Subordinated limited partners                             -            5,729                -           14,343
  General partners                                          -           41,641                -          102,229
                                                  -------------    -------------  ---------------  ---------------
                                                    $       -        $  53,772      $         -      $   132,432
                                                  =============    =============  ===============  ===============
Income before allocations to partners/net
income per weighted average $1,000
equivalent limited partnership unit outstanding     $   27.92        $   28.58      $     91.15      $     70.40
                                                  =============    =============  ===============  ===============

Weighted average $1,000 equivalent
limited partnership units outstanding                 219,377          224,003          220,625          225,284
                                                  -------------    -------------  ---------------  ---------------

            The accompanying notes are an integral part of these consolidated financial statements

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


                                          THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                 NINE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003
                                                          (Unaudited)


                                                                         Subordinated
                                                       Limited             Limited           General
                                                     Partnership         Partnership       Partnership
(Dollars in thousands)                                 Capital             Capital           Capital                Total
-----------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL                            $ 239,839           $  98,422         $ 371,684             $ 709,945
 Reserve for anticipated withdrawals                    (11,173)             (3,123)          (14,278)              (28,574)
                                                    -------------       -------------     --------------        -------------
 Partnership capital net of reserve for
 anticipated withdrawals,
 December 31, 2002                                      228,666              95,299           357,406               681,371

 Issuance of partnership interests                            -               9,829                 -                 9,829
 Redemption of partnership interests                     (5,287)             (1,190)                -                (6,477)
 Net income                                              15,860              14,343           102,229               132,432
 Withdrawals and distributions                           (1,089)            (12,937)          (62,280)              (76,306)
                                                    -------------       -------------     --------------        -------------
 TOTAL PARTNERSHIP CAPITAL                              238,150             105,344           397,355               740,849
 Reserve for anticipated withdrawals                    (14,770)             (1,406)          (11,734)              (27,910)
                                                    -------------       -------------     --------------        -------------

 Partnership capital net of reserve for
 anticipated withdrawals,
 September 26, 2003                                   $ 223,380           $ 103,938         $ 385,621             $ 712,939
                                                    =============       =============     ==============        =============


 TOTAL PARTNERSHIP CAPITAL                            $ 237,845           $ 112,406         $ 435,035             $ 785,286
 Reserve for anticipated withdrawals                    (15,345)             (8,468)          (34,193)              (58,006)
                                                    -------------       -------------     --------------        -------------
 Partnership capital net of reserve for
 anticipated withdrawals,
 December 31, 2003                                      222,500             103,938           400,842               727,280

 Required reclassification of partnership
 capital pursuant to SFAS No.150
 (See Notes)                                           (222,500)           (103,938)         (400,842)             (727,280)
                                                    -------------       -------------     --------------        -------------

 Partnership capital net of reserve for
 anticipated withdrawals,
 September 24, 2004                                   $       -           $       -         $        -            $       -
                                                    -------------       -------------     --------------        -------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                          Nine Months Ended
                                                                  ----------------------------------
                                                                  September 24,        September 26,
(Dollars in thousands)                                                2004                 2003
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $       -            $ 132,432
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                             192,302                    -
    Depreciation and amortization                                      71,842               66,036
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                   290,000             (105,000)
    Net receivable from customers                                    (442,948)             (54,798)
    Net receivable from brokers, dealers and
     clearing organizations                                            (8,299)             (34,006)
    Receivable from mortgages and loans                               (18,314)              (8,210)
    Securities owned, net                                              88,123              112,308
    Other assets                                                      (32,284)              (3,378)
    Bank loans                                                         57,655                7,520
    Payable to depositors                                               7,138               (2,747)
    Securities loaned                                                  (3,412)               3,790
    Accrued compensation and employee benefits                         14,213               85,424
    Accounts payable and accrued expenses                              38,124               19,432
                                                                  -------------        -------------
    Net cash provided by operating activities                         254,140              218,803
                                                                  -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net               (56,649)            (105,220)
                                                                  -------------        -------------
    Net cash used in investing activities                             (56,649)            (105,220)
                                                                  -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                          (2,123)              (3,991)
  Repayment of subordinated debt                                      (20,725)             (20,725)
  Issuance of partnership interests                                    12,727                9,829
  Redemption of partnership interests                                  (4,233)              (6,477)
  Withdrawals and distributions from partnership capital             (174,259)            (104,880)
                                                                  -------------        -------------
    Net cash used in financing activities                            (188,613)            (126,244)
                                                                  -------------        -------------
    Net increase/(decrease) in cash and cash equivalents                8,878              (12,661)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                 187,980              175,953
                                                                  -------------        -------------
  End of period                                                     $ 196,858            $ 163,292
                                                                  =============        =============

Cash paid for interest                                              $  39,230            $  41,055
                                                                  =============        =============


       The accompanying notes are an integral part of these consolidated financial statements.

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is composed of three registered broker-dealers serving individual investors. Edward Jones derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in Central Missouri. Additionally, the Association offers trust services to Edward Jones' customers through its division, the Edward Jones Trust Co.

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

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

The results of operations for the nine months ended September 24, 2004 and September 26, 2003 are not necessarily indicative of the results to be expected for the full year.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions comprise charges to customers for the sale of securities, insurance products and mutual fund shares.

Asset fees revenue is composed primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership's customers' assets invested in those companies' products. The asset based portion of the Partnership's revenues related to its interest in the Edward Jones Money Market Fund is also included in asset fees revenue.

Principal transactions revenue is the result of the Partnership's participation in market-making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts and mortgage-backed securities.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other (non-commission) transaction fee revenues charged to customers or received from mutual fund and insurance companies.

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

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the quarter and nine months ended September 24, 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Such payments to limited partners were $12,405 and $12,692 for the nine months ended September 24, 2004 and September 26, 2003, respectively, and are included as a component of interest expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


PARTNERSHIP CAPITAL

As more fully described under "New Accounting Standards," the firm's partnership capital has been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $777,562 consists of $218,717 of limited partnership capital issued in $1,000 units, $116,214 of subordinated limited partnership capital and $442,631 of general partnership capital as of September 24, 2004. The following table shows the activity in the firm's partnership capital subject to mandatory redemption during the nine months ended September 24, 2004 along with the amount of partnership capital anticipated to be withdrawn subsequent to September 24, 2004.

                                                                          Subordinated
                                                         Limited            Limited           General
                                                       Partnership        Partnership       Partnership
                                                         Capital            Capital           Capital            Total
                                                      --------------------------------------------------------------------
Partnership capital subject to mandatory
redemption, January 1, 2004                             $ 222,500          $ 103,938         $ 400,842         $ 727,280

Issuance of partnership interests                               -             12,727                 -            12,727

Redemption of partnership interests                        (3,783)              (450)                -            (4,233)

Income allocated to partners                               20,110             20,787           151,405           192,302

Withdrawals and distributions                              (1,179)           (19,330)          (95,744)         (116,253)
                                                      --------------------------------------------------------------------

Total partnership capital subject to
mandatory redemption                                      237,648            117,672           456,503           811,823

Reserve for anticipated withdrawals                       (18,931)            (1,458)          (13,872)          (34,261)
                                                      --------------------------------------------------------------------

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, September 24, 2004                         $ 218,717          $ 116,214         $ 442,631         $ 777,562
                                                      ====================================================================

                        PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements


NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange, Inc. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Uniform Net Capital Rule also provides that partnership capital may not be withdrawn if the resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At September 24, 2004, Edward Jones' Net Capital of $618,739 was 25.7% of aggregate debit items and its Net Capital in excess of the minimum required was $570,522. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 25.7%. Net Capital and the related capital percentage fluctuate on a daily basis.

At September 24, 2004, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                     MANAGEMENT'S FINANCIAL DISCUSSION

BASIS OF PRESENTATION

Due to the adoption of SFAS No. 150 on January 1, 2004, we are providing certain information that may be considered non-GAAP financial measures in this discussion of our results of operations, including a measure of income before allocations to partners. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented financial measures internally to understand and assess the performance of our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. See the New Accounting Standards note to the consolidated financial statements for further discussion of these items.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003

For the third quarter of 2004, net revenue increased 5% ($34.6 million) to $672.6 million, while income before allocations to partners increased 10% ($5.1 million) to $58.9 million. The Partnership's profit margin based on income before allocations to partners increased to 8.6% in the third quarter of 2004, from 8.2% in the third quarter of 2003. The Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees. The Partnership added 115 (1%) Investment Representatives ("IRs") during the twelve months ended September 24, 2004, ending the quarter with 9,419 IRs.

For internal analysis the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends net of interest expense and other revenues. Trade revenue comprised 62% of net revenue for the third quarter of 2004, down from 68% for the third quarter of 2003.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trade revenue of $419.7 million decreased 3.5% ($15.0 million) during the third quarter of 2004 due primarily to a lower gross margin earned on customer dollars invested compared to the third quarter of 2003 while customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue) remained constant. The Partnership's margin earned on each $1,000 invested decreased to $25.90 in the third quarter of 2004 from $27.10 in the third quarter of 2003. Total customer dollars invested were $15.5 billion during the third quarter of 2004 and 2003. Year over year, customer dollars invested shifted to mutual funds and insurance products, from fixed income products.

Commissions revenue increased 5% ($14.3 million) during the third quarter of 2004 to $334.0 million. Commissions revenue increased due primarily to a 6% ($0.5 billion) increase in customer dollars invested in mutual funds, equities and insurance products to $10.5 billion in the third quarter of 2004 from $10.0 billion in the third quarter of 2003. Underlying the increase in commissions revenue, insurance commissions increased 21% ($8.7 million), mutual fund commissions increased 2% ($4.1 million) and individual equity agency commissions increased 2% ($1.5 million). The following table summarizes commissions revenue quarter over quarter:

                                                             Quarter ended
                                                   ---------------------------------
                                                    September 24,     September 26,
(in millions)                                           2004               2003
                                                   --------------     --------------
Mutual Funds                                           $ 214.3           $ 210.2
Individual Equity Agency Commissions                      69.4              67.9
Insurance                                                 50.2              41.5
Corporate Bond Agency Commissions                          0.1               0.1
                                                   --------------     --------------
                                                       $ 334.0           $ 319.7
                                                   ==============     ==============

Principal transactions revenue decreased 25% ($25.6 million) to $78.2 million during the third quarter of 2004 due to a decrease in customer dollars invested in fixed income products and to a lower margin earned on principal transactions. Customer dollars invested decreased 11% ($0.6 billion) to $4.8 billion in the third quarter of 2004 compared to $5.4 billion in the third quarter of 2003. The Partnership's margin earned on each $1,000 invested decreased to $15.10 in the third quarter of 2004 from $18.70 in the third quarter of 2003 due primarily to a product mix shift to lower margin shorter maturity fixed income products in 2004. Revenue from municipal bonds decreased 40% ($18.3 million) and government bonds decreased 47% ($7.1 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                             Quarter ended
                                                   ---------------------------------
                                                    September 24,     September 26,
(in millions)                                           2004               2003
                                                   --------------     --------------
Municipal Bonds                                        $ 27.9            $  46.3
Corporate Bonds                                          23.8               24.0
Government Bonds                                          8.0               15.1
Unit Investment Trusts                                    6.0                7.6
Collateralized Mortgage Obligations                       5.8                9.0
Certificates of Deposit and Other                         6.7                1.8
                                                   --------------     --------------
                                                       $ 78.2            $ 103.8
                                                   ==============     ==============

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment banking revenue decreased 11% ($1.0 million) during the third quarter of 2004 to $8.3 million, due primarily to a decrease in syndicate corporate equity and municipal bond unit investment trust offerings in the current quarter.

Net fee revenue increased 24% ($49.6 million) during the third quarter of 2004. Asset fees increased 19% ($23.3 million) to $145.4 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $37.4 billion or 27% to $174.4 billion in the third quarter of 2004 compared to $137.0 billion in the third quarter of 2003.

Account and activity and other fees of $82.2 million increased 32% ($19.7 million) quarter over quarter due to growth in customer accounts. Revenue received from mutual fund and money market sub-transfer agent services increased 23% ($8.2 million) to $43.9 million, due to a 21% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 16%, resulting in custodial fee revenue growth of 19% ($2.5 million) to $15.3 million. The third quarter of 2004 includes a gain on inventory that the Partnership holds for principal transactions of $0.8 million versus a loss of $1.9 million in the third quarter of 2003. In addition to these increases in account, activity and other fee revenue was a foreign currency translation gain of $1.4 million during the third quarter of 2004 versus a $0.4 million loss during the third quarter of 2003.

Interest and dividend income, net of interest expense, increased 35% ($6.5 million) to $25.3 million during the third quarter of 2004 due primarily to an increase in customer margin loans outstanding and an increase in interest rates. Interest income from customer loans increased 30% ($7.5 million). Average customer margin loan balances were $2.414 billion in the third quarter of 2004, compared to $2.010 billion in the third quarter of 2003, an increase of 20%. The average rate earned on customer loan balances increased to approximately 5.27% during the third quarter of 2004 from approximately 4.95% during the third quarter of 2003, primarily due to the Federal Reserve recently raising interst rates by 75 basis points.

Operating expenses increased 5% ($29.4 million) to $613.7 million during the third quarter of 2004. Compensation and benefits costs increased 3% ($13.0 million) to $395.2 million. Within compensation and benefits costs, sales compensation increased 5.1% ($10.6 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, decreased 7% ($2.6 million). IR bonuses are calculated on a calendar trimester basis. As a result, calendar quarter profit margins are not necessarily the same as the trimester profit margins which determined the IR bonus expense amounts. Payroll expense increased 5% ($5.8 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership added 92 (2%) headquarters associates and 330 (3%) branch staff associates during the twelve months ended September 24, 2004, ending the quarter with 3,951 headquarters associates and 9,810 branch staff associates.

Occupancy and equipment expenses increased 4% ($2.6 million) and communications and data processing increased 5% ($3.0 million) due to changes in estimated useful lives of equipment as the Partnership plans to replace certain computer equipment and to growth in the number of branch offices as the Partnership expands its sales force. Other operating expenses increased due to growth in the Partnership's business and additional costs associated with regulatory matters.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003

For the nine months ended September 24, 2004, net revenue increased 17% ($309.9 million) to $2.098 billion, while income before allocations to partners increased 45% ($59.9 million) to $192.3 million. The Partnership's profit margin based on income before allocations to partners increased to 9.0% for the first nine months of 2004 from 7.2% for the first nine months of 2003. The Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees.

Trade revenue of $1.365 billion, which comprised 65% of net revenue, increased 14% ($169.8 million) in the first nine months of 2004 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), partially offset by a lower gross margin earned on customer dollars invested and two fewer selling days compared to the first nine months of 2003. Total customer dollars invested were $49.7 billion during the first nine months of 2004, an 18% ($7.7 billion) increase from the $42.0 billion invested during the first nine months of 2003. The Partnership's margin earned on each $1,000 invested decreased to $26.30 in the first nine months of 2004 from $27.60 in the first nine months of 2003 due to a shift in product mix. Year over year, customer dollars invested shifted to mutual funds, individual equities and insurance products from fixed income products.

Commissions revenue increased 23% ($207.6 million) during the first nine months of 2004 to $1.102 billion. Commissions revenue increased year over year due primarily to a 31% ($8.2 billion) increase in underlying customer dollars invested in mutual funds, equities and insurance products to $34.8 billion. Underlying the increase in commissions revenue, mutual fund commissions increased 24% ($140.4 million), individual equity agency commissions increased 19% ($34.7 million) and insurance commissions increased 29% ($32.7 million). The following table summarizes commissions revenue for the nine month periods ending September 24, 2004 and September 26, 2003.

                                                           Nine months ended
                                                   ---------------------------------
                                                    September 24,     September 26,
(in millions)                                           2004               2003
                                                   --------------     --------------
Mutual Funds                                          $  732.4           $ 592.0
Individual Equity Agency Commissions                     222.7             188.0
Insurance                                                146.2             113.5
Corporate Bond Agency Commissions                          0.3               0.5
                                                   --------------     --------------
                                                      $1,101.6           $ 894.0
                                                   ==============     ==============

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Principal transactions revenue decreased 8% ($22.0 million) to $242.3 million during the first nine months of 2004. Customers invested $14.3 billion in principal transactions in the first nine months of 2004 and 2003. The Partnership's margin earned on each $1,000 invested decreased to $16.00 during the first nine months of 2004 from $17.60 during the same period of 2003 due primarily to a product mix shift to lower margin shorter maturity fixed income products in 2004. Revenue from municipal bonds decreased 28% ($32.6 million) and collateralized mortgage obligations decreased 30% ($8.7 million) while corporate bonds increased 27% ($15.9 million). The following table summarizes principal transaction revenue for the nine month periods ending September 24, 2004 and September 26, 2003:

                                                           Nine months ended
                                                   ---------------------------------
                                                    September 24,     September 26,
(in millions)                                           2004               2003
                                                   --------------     --------------
Municipal Bonds                                       $  85.5            $ 118.2
Corporate Bonds                                          75.5               59.6
Government Bonds                                         28.2               29.5
Collateralized Mortgage Obligations                      20.3               29.0
Unit Investment Trusts                                   18.2               19.4
Certificates of Deposit and Other                        14.6                8.6
                                                   --------------     --------------
                                                      $ 242.3            $ 264.3
                                                   ==============     ==============

Investment banking revenue decreased 39% ($13.8 million) during the first nine months of 2004 to $21.4 million, due primarily to a decrease in syndicate corporate debt offerings in the current year.

Net fee revenue of $733.3 million, comprising 35% of net revenue increased 24% ($140.2 million) during the first nine months of 2004. Asset fees increased 29% ($95.7 million) to $431.3 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $45.1 billion or 36% to $169.4 billion for the first nine months of 2004 compared to $124.3 billion for the first nine months of 2003.

Account and activity and other fees of $235.6 million increased 16% ($31.7 million) year over year. Revenue for the first nine months of 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Excluding this item, account, activity and other fees have increased $38.7 million over the prior year due to growth in customer accounts and increased fees related to mutual fund and insurance sales. Revenue received from mutual fund and money market sub-transfer agent services increased 22% ($23.3 million) to $127.0 million, due to a 21% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 16%, resulting in custodial fee revenue growth of 16% ($7.0 million) to $52.4 million. Fee revenue from mutual fund and insurance sales increased 49% ($3.8 million) to $11.6 million due to higher sales volumes. Additionally, the first nine months of 2004 includes a gain on inventory that the Partnership holds for principal transactions of $0.1 million versus a loss of $1.9 million for the first nine months of 2003. Offsetting these increases in account, activity and other fee revenue was a foreign currency translation loss of $0.1 million during the first nine months of 2004 versus a $5.3 million gain during the first nine months of 2003.

Interest and dividend income, net of interest expense, increased 24% ($12.8 million) to $66.4 million during the first nine months of 2004 due primarily to an increase in customer margin loans outstanding offset by a decrease in interest rates. Interest income from customer loans increased 18% ($13.4 million).

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Average customer margin loan balances were $2.303 billion in the first nine months of 2004, compared to $1.952 billion in the first nine months of 2003, an increase of 18%. The average rate earned on customer loan balances decreased to approximately 5.05% during the first nine months of 2004 from approximately 5.11% during the first nine months of 2003.

Operating expenses increased 15% ($250.1 million) to $1.906 billion during the first nine months of 2004. Compensation and benefits costs increased 19% ($194.8 million) to $1.241 billion. Within compensation and benefits costs, sales compensation increased 20% ($115.4 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 82% ($59.9 million). Payroll expense increased 7% ($23.8 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force.

Payroll and other taxes increased 17% ($11.4 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates. Occupancy and equipment expenses increased 6% ($10.3 million) and communications and data processing increased 5% ($9.6 million) due to changes in estimated useful lives of equipment as the Partnership plans to replace certain computer equipment and to growth in the number of branch offices as the Partnership expands its sales force. Other operating expenses increased due to growth in the Partnership's business and additional costs associated with regulatory matters.

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

The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the December 31, 2003 Form 10-K.

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 65% of its total revenue from sales and services related to mutual fund and annuity products in the first nine months of 2004 and 59% in the first nine months of 2003. Significant reductions in the revenues from these products could have a material adverse impact on the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at September 24, 2004, excluding the reserve for anticipated withdrawals, was $777.6 million, compared to partnership equity capital, excluding the reserve for anticipated withdrawals, of $727.3 million at December 31, 2003. The increase is primarily

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

due to the retention of General Partner earnings ($41.8 million) and the issuance, net of redemptions, of Subordinated Limited Partner interests ($12.3 million), offset by redemption of Limited Partner interests ($3.8 million).

At September 24, 2004, the Partnership had $196.9 million in cash and cash equivalents. Lines of credit are in place aggregating $1.160 billion ($1.110 billion of which is through uncommitted lines of credit). Actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. There were $49.0 million in bank loans outstanding under these lines at September 24, 2004. The Association had loans from The Federal Home Loan Bank of $32.3 million as of September 24, 2004 which were secured by mortgage loans. The Partnership also participates in securities loaned transactions, under which it receives collateral in the form of cash or other collateral in an amount in excess of the market value of securities loaned. Securities loaned outstanding were $6.5 million at September 24, 2004 for which the Partnership received cash collateral.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the nine months ended September 24, 2004.

For the nine months ended September 24, 2004, cash and cash equivalents increased $8.9 million. Cash provided by operating activities was $254.1 million. The primary sources of cash from operating activities include income before allocations to partners ($192.3 million), $71.8 million from depreciation, a $290.0 million decrease in securities purchased under agreements to resell, an $88.1 million decrease in inventory securities and $57.7 million increase in bank loans. These increases to cash and cash equivalents were partially offset by growth in both customer margin loans ($328.1 million) and reductions in payable to customers ($114.9 million). Cash used in investing activities was $56.6 million consisting of capital expenditures supporting the Partnership's operations. Cash used in financing activities was $188.6 million, consisting primarily of partnership withdrawals ($174.3 million) and repayment of subordinated debt ($20.7 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 24, 2004, EDJ's Net Capital of $618.7 million was 25.7% of aggregate debit items and its Net Capital in excess of the minimum required was $570.5 million. Net Capital as a percentage of aggregate debits after anticipated withdrawals was 25.7%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At September 24, 2004, amounts receivable from customers were $2.463 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

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

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the nine months ended September 24, 2004 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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


(b)            Reports on Form 8-K

               No reports on Form 8-K were filed in the third quarter of 2004.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                     ----------------------------------------

By (Signature and Title)             /s/ Douglas E. Hill
                                     ----------------------------------------
                                     Douglas E. Hill, Chief Executive Officer


Date                                 November 5, 2004
                                     ----------------------------------------



By (Signature and Title)             /s/ Steven Novik
                                     ----------------------------------------
                                     Steven Novik, Chief Financial Officer


Date                                 November 5, 2004
                                     ----------------------------------------