Form 10-K
period 2004-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2005-03-31
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004     Commission file number 0-16633
                          -----------------                            -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

            MISSOURI                                    43-1450818
------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
        Des Peres, Missouri                               63131
------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code            (314) 515-2000
                                                            ------------------
Securities registered pursuant to Section 12(b) of the act:

                                                 Name of each exchange
         Title of each class                      on which registered
         -------------------                      -------------------

                NONE                                      NONE
-----------------------------------       ------------------------------------

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

As of March 24, 2005 there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE     None



                                   PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. Unless expressly stated otherwise or the context otherwise requires, the terms "Registrant" and "Partnership" refer to The Jones Financial Companies, L.L.L.P. and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, the organization date of Edward D. Jones & Co., L.P. ("EDJ"), the Partnership's principal subsidiary. EDJ was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.L.L.P.

The Partnership's principal operating subsidiary, EDJ, is a registered broker-dealer primarily serving individual investors. EDJ derives its revenues from the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, Chicago and London stock exchanges, a participating organization in the Toronto stock exchange and is a registered broker-dealer with the National Association of Securities Dealers, Inc. ("NASD").

As of February 25, 2005, the Partnership was composed of 265 general partners, 4,812 limited partners and 153 subordinated limited partners.

ORGANIZATIONAL STRUCTURE

At December 31, 2004, the Partnership was organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., and 100% of the outstanding common stock of LHC, Inc. ("LHC"), each of which is a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., and EDJ Leasing Co., L.P., each of which is a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation, and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund and as a limited partner, 49.5% of Passport Research II Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership, and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through its Canadian entities, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner, and 100% of the common stock of Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., (the "Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd.

                                   PART I

Item 1. Business, continued


The Partnership is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company and Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company. Edward Jones Insurance Agency Holding, L.L.C. is the sole member of Edward Jones Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company. The Partnership and Edward Jones Insurance Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company. Edward Jones Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of California, L.L.C., a California limited liability company. All of the insurance agencies engage in general insurance brokerage activities.

The Partnership holds all of the partnership equity of Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd., a Missouri limited partnership, which has sponsored unit investment trusts. The general partner of Unison Investment Trusts, L.P., Unison Capital Corp., Inc., a Missouri corporation, is wholly owned by LHC. EDJ owns 50% of issued common stock of S-J Capital Corp., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners II, L.P., Community Investment Partners III, L.P., L.L.L.P., Community Investment Partners IV, L.P., L.L.L.P. and Community Investment Partners V, L.P., L.L.L.P., business development companies. EDJ owns 7% of the Customer Account Protection Company Holdings, Inc. ("CAPCO"), a captive insurance group.

During 2002, the Partnership's affiliates, Edward Jones Insurance Agency of Nevada, Inc., Edward Jones Insurance Agency of Alabama, L.L.C., EJ Insurance Agency of Ohio and EDJ Insurance Agency of Texas, Inc., were dissolved. The Partnership's affiliates, Edward Jones Nominees PEP Limited and Edward Jones Nominees ISA Limited, both 100% owned by Edward Jones Limited, a U.K. private limited company, were also dissolved in 2002. During 2003, the Partnership's affiliate, Edward Jones Insurance Agency of Montana, L.L.C., was dissolved. During 2004, the Partnership's affiliates, Edward Jones Insurance Agency of Michigan, L.L.C. and Cornerstone Mortgage Investment Group II, Inc., were dissolved.

Within the past five years, the Registrant has added several new legal entities. During 2000, Edward Jones Nominees Limited, Edward Jones Nominees PEP Limited and Edward Jones Nominee ISA Limited, all three of which are U.K. private limited companies, were organized. During 2002, Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation, was organized. During 2003, Community Investment Partners V, L.P., L.L.L.P., a business development company, was organized. During 2004, Passport Research II Ltd., a Pennsylvania limited partnership, was organized.

                                   PART I

Item 1. Business, continued


REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                          2004         2003          2002
-----------------------------------------------------------------------------
Commissions

Mutual funds                           $  986,598   $  841,516    $  614,609
Listed                                    249,410      214,431       214,247
Insurance                                 202,069      163,242       154,681
Over-the-counter                           65,961       50,416        51,182
Asset fees                                581,810      464,465       429,744
Account and activity fees                 304,591      254,290       217,338
Principal transactions                    304,124      350,662       403,329
Interest and dividends                    153,076      132,114       137,579
Investment banking                         27,934       43,817        41,055
Gain on investments                             -            -         8,186
Other revenue                              15,792       23,909         8,132
                                       -----------  -----------   -----------
Total revenue                          $2,891,365   $2,538,862    $2,280,082
                                       ===========  ===========   ===========

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

Customer transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange, Inc. ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customer margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use as collateral for the borrowings securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts. The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

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

COMMISSIONS

Commissions revenue primarily comprises charges to customers for the sale of securities, mutual fund shares and insurance products. The following briefly describes the Partnership's sources of commissions revenue.

                                   PART I

Item 1. Business, continued


MUTUAL FUNDS. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealer's discount which generally ranges from 1% to 5 3/4% of the purchase price of the shares, depending on the terms of the dealer agreement and the amount of the purchase. Growth in mutual fund commission revenue is attributable to increased customer purchases of mutual funds and growth in the Partnership's overall customer base.

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

INSURANCE. The Partnership has executed agency agreements with various national insurance companies. EDJ is able to offer life insurance, long-term care insurance, fixed and variable annuities and other types of insurance to its customers through its investment representatives who hold insurance sales licenses. As an agent for the insurance company, the Partnership receives commission on the purchase price of the policy.

OVER-THE-COUNTER TRANSACTIONS. Partnership activities in unlisted
(over-the-counter) transactions are essentially similar to its activities as a broker in listed securities. In connection with customer orders to buy or sell securities, the Partnership charges a commission for agency transactions.

ASSET FEES

The Partnership earns service fees which are generally based on 15 to 25 basis points of its customer assets which are held by the mutual fund companies and insurance companies.

The Partnership also earns revenue sharing from certain mutual fund vendors. The revenue sharing agreements involving the Partnership vary, with the investment advisers or distributors of some products providing a percentage of average assets held by the Partnership's customers. Other vendors provide a payment to the Partnership of the underlying management fees based on the underlying assets of the Partnership's customers. In addition, the Partnership may receive profit sharing participation or the revenue sharing agreement may pay the Partnership a flat dollar amount. (See Item 3 - Legal Proceedings for the current status of revenue sharing as it relates to the Partnership).

The Partnership does not manage any mutual fund, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund and a limited partner of Passport Research II, Ltd., an advisor to a mutual fund. The Partnership does not have management responsibility for these advisors. Revenue from this source is primarily based on customer assets in the funds.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. The registered investment advisory service is a managed account program that offers a single comprehensive fee structure to qualifying customers. Revenues from this source, although not significant, have grown in recent years.

                                   PART I

Item 1. Business, continued


The Partnership offers trust services to its customers through the Edward Jones Trust Company ("EJTC"), a division of the Association. The Association is an investment advisor under the Investment Advisors Act of 1940. It offers investment advisory services through EJTC.

ACCOUNT AND ACTIVITY FEES

Revenue sources include, sub-transfer agent accounting services, IRA custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services. Such fees are received for maintaining customer account information and providing other administrative services for the mutual funds. EDJ is also the custodian for its IRA accounts and charges customers an annual fee for its services. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors. These arrangements vary and are based on either a percentage of the underwriter's concession retained by the fund distribution company or a specified number of basis points on the Partnership's current year fund sales (See Item 3 - Legal Proceedings for the current status of revenue sharing as it relates to the Partnership). The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and a co-branded credit card with a major credit card company. In addition, the Partnership earns transaction revenue relating to customer purchases and sales of securities.

PRINCIPAL TRANSACTIONS

The Partnership makes a market in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts, mortgage-backed securities and certificates of deposit. The Partnership's market-making activities are conducted with other dealers in the "wholesale" market and "retail" market wherein the Partnership acts as a dealer buying from and selling to its customers. In making markets in principal and over-the-counter securities, the Partnership exposes its capital to the risk of fluctuation in the market value of its security positions. It is the Partnership's practice not to trade for its own account.

As in the case of listed brokerage transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the increasing number of investment representatives employed by the Partnership over the periods indicated.

INTEREST AND DIVIDENDS

Interest and dividend income is earned primarily on margin account balances, inventory securities and investment securities. Interest is also earned by the Association on its loan portfolio. The Partnership is exposed to market risk for changes in interest rates. The Partnership's interest income is impacted by the level of interest rates it charges its customers and the level of customers' loan balances.

INVESTMENT BANKING

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

                                   PART I

Item 1. Business, continued


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

BUSINESS OPERATIONS

RESEARCH DEPARTMENT. The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers. The Department supplements its own research with the services of various independent research services.

CUSTOMER ACCOUNT ADMINISTRATION AND OPERATIONS. Operations associates are responsible for activities relating to customer securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions for its United States and United Kingdom entities. In Canada, the Partnership has entered into an introducing/carrying broker arrangement with National Bank Correspondent Network ("NBCN"), as part of the National Bank of Canada group of Companies.

It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance. To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for securities are generally captured at the branch electronically, routed to St. Louis and forwarded to the appropriate market for execution. The Partnership's processing of paperwork following the execution of a security transaction is automated and operations are generally on a current basis.

                                   PART I

Item 1. Business, continued


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

The Partnership clears and settles virtually all of its listed and over-the-counter equities, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through the National Securities Clearing Corporation ("NSCC"), and Depository Trust Company ("DTC") both located in New York, New York.

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with the Depository Trust Company in lieu of maintaining physical custody of the certificates. The Partnership also uses a major bank for custody and settlement of treasury securities and Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") issues.

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

As the carrying broker in Canada, NBCN handles the routing and settlement of customer transactions. Transactions are settled through the Canadian Depository for Securities ("CDS"), of which NBCN is a member. CDS effects clearing of securities on the Toronto, Montreal and TSX Venture stock exchanges. Customer securities on deposit are also held with CDS.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC/DTC/CREST/NBCN/CDS. Any serious delays in the processing of securities transactions encountered by NSCC/DTC/CREST/NBCN/CDS may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc., ("ADP"), ADP Wilco Ltd. (a subsidiary of
ADP) and NBCN provide automated data processing services for customer account activity and related records for the United States, United Kingdom and Canada, respectively.

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


                                   PART I

Item 1. Business, continued


Customers are protected from firm insolvency by the Securities Investors Protection Corporation ("SIPC") in the United States, Financial Services Compensation Scheme ("FSCS") in the United Kingdom and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess insurance coverage maintained by the Partnership in The United States and the United Kingdom. Excess SIPC coverage in the United States is provided by CAPCO, of which the Partnership is a 7% owner. SIPC provides protection for customer accounts for up to $500,000, including up to $100,000 for cash claims. FSCS covers 100% of the first (pound)30,000 and 90% for the next (pound)20,000, for a maximum protection of (pound)48,000 for all investment business. CIPF limits coverage to $1,000,000 total, which can be any combination of securities and cash. The coverage provided by SIPC, ICS and CIPF, and protection in excess limits thereof, would be available to customers of the Partnership in the event of insolvency.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The
Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 265 general partners, the Partnership has approximately 31,400 full and part-time employees. This includes 9,497 registered salespeople as of February 25, 2005. The Partnership's salespersons are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-registered employees on an informal basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000 subject to a $2,000,000 deductible provision, per occurrence.

The Partnership maintains an initial training program for prospective salespeople that spans four months that includes concentrated instruction and on-the-job training in a branch office. During the first phase, the trainee spends 60 days studying Series 7 examination materials and taking the examination. After passing the examination, trainees spend one week in a comprehensive training program in a central location followed by three weeks at a designated location to conduct market research and prepare for opening the office. The trainee then spends three weeks of on-the-job training in a branch location reviewing investments, office procedures and sales techniques. Next, the trainee returns to his or her designated location for one week to continue building a prospect base. One final week is then spent in a central location to complete the initial training program. Four months later, the investment representative attends an additional training class in a central location and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 9,105 branch offices as of February 25, 2005, primarily staffed by a single investment representative and a branch office assistant. The Partnership operates 8,494 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 523 offices as of February 25, 2005 and the United Kingdom (through 88 offices as of February 25, 2005).


                                   PART I

Item 1. Business, continued


COMPETITION. The Partnership is subject to intensive competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time. There is intense competition among firms for salespeople with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its registered representatives, although the Partnership believes that its rate of turnover of investment representatives is not higher than that of other firms comparable to the Partnership.

REGULATION. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EDJ or an affiliate is registered as a broker-dealer in all 50 states, Puerto Rico, Canada and the United Kingdom. EDJ conducts business in Canada through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom through a subsidiary which is regulated by The Financial Services Authority. As a federally chartered savings and loan, the Association is subject to regulation by the Office of Thrift Supervision ("OTS").

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, customer payment and margin requirements, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. Recently, the Partnership has been the subject of significant regulatory actions by various agencies that have the authority to regulate its activities (See Item 3 - Legal Proceedings for more information).

UNIFORM NET CAPITAL RULE. As a broker-dealer and a member firm of the NYSE, the Partnership is subject to the uniform Net Capital rule ("Rule") promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum Net Capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing Net Capital and the Partnership has adopted what is generally referred to as the alternative method. Minimum required Net Capital under the alternative method is equal to 2% of the aggregate debit items, as defined. The Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if Net Capital would thereafter be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. In computing Net Capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative statement of other assets, such as a company's securities owned. Failure to maintain the required Net Capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the uniform Net Capital rule.


                                   PART I

Item 1. Business, continued


The firm has other operating subsidiaries, including the Association and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable capital requirements in the jurisdictions in which they operate as of December 31, 2004 and 2003.

ITEM 2. PROPERTIES

The Partnership conducts its United States headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona, comprising a total of 25 separate buildings. Twenty-two buildings are owned by the Partnership and three buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its United Kingdom home office located in London, England. The Partnership also maintains facilities in 9,105 branch locations (as of February 25, 2005) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Partnership is named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. Recently, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

MUTUAL FUND MATTERS. In December 2004, the Partnership entered into certain agreements and orders with the SEC, NASD, NYSE and the U.S. Attorney for the Eastern District of Missouri ("USAO") to resolve threatened enforcement actions in connection with the Partnership's disclosure practices regarding the receipt of revenue sharing from preferred family mutual funds. The agreements and orders require the Partnership to make a payment of $75 million into a FAIR FUND, pursuant to Section 308 of the Sarbanes-Oxley Act of 2002, that will, in turn, be distributed to those Partnership customers who purchased so-called Preferred Family mutual fund shares from January 1, 1999 through December 2004. The Partnership has designated seven mutual fund companies as Preferred Family mutual funds. The Preferred Family mutual funds constitute a significant portion of the Partnership's revenue derived from mutual funds.

In addition, the Partnership is required to offer a free switch to customers who held Preferred Family mutual fund shares as of December 2004 that would allow, in general, the Partnership's customers to switch their holdings in a Preferred Family mutual fund to any other buy-eligible mutual fund offered by the Partnership without payment by the customer of the normal sales load. Buy-eligible mutual funds are those the Partnership has authorized its investment representatives to offer to customers. The Partnership is also required to make ongoing additional disclosures to customers concerning revenue sharing arrangements with Preferred Family mutual funds and to alter various policies, practices, training and other internal procedures including restructuring the Partnership's Investment Representatives' bonus system, pursuant to the agreements and orders. Furthermore, the Partnership was required and has engaged an Independent Consultant to review the Partnership's policies and procedures and to report to the SEC, NASD, NYSE and USAO the Partnership's compliance with the agreements and orders. Additionally, in connection with the settlements, the Partnership's Managing Partner has agreed to voluntarily retire as the Partnership's Managing Partner effective December 31, 2005. The Partnership is in the process of implementing the required undertakings, including evaluating a succession plan for the Managing Partner. For the year ended December 31, 2004, related settlement expenses were included in the consolidated statements of income as Other Operating Expenses.

                                   PART I

Item 3.  Legal Proceedings, continued


In addition to the regulatory matters, the Partnership has been named as a defendant in nine civil class action matters arising out of the Partnership's revenue sharing arrangements and sales practices associated with Preferred Family mutual funds. In general, each of these cases allege that the Partnership designated, and recommended to its customers, seven mutual fund families ("Preferred Families"), in consideration for the receipt of sales and asset based revenue sharing payments. Plaintiffs allege that the Partnership was obliged to fully disclose the nature and extent of its revenue sharing arrangements to customers and that the Partnership failed to make adequate disclosure. Although each case is somewhat different, in general, the cases seek disgorgement of all revenue sharing payments received by the Partnership from January 1, 1999 through December 2004, which amounts to approximately $375 million, plus other unspecified damages, attorneys fees and injunctive relief. The nine civil class actions have been consolidated into the following three groups of cases.

Spahn IRA, et al. v. Edward D. Jones & Co., L.P., et al. - This
--------------------------------------------------------
case, and five other companion cases filed in January or February 2004, have been consolidated under this case caption before the United States District Court for the Eastern District of Missouri. The Amended and Consolidated Complaint alleges that the Partnership violated Section Section 10(b), 12(2), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by failing to adequately disclose its revenue sharing arrangements to customers. Plaintiffs seek to represent a class of all persons who purchased shares of the Preferred Family mutual funds from January 25, 1999 through December 2004. The Partnership has filed a Motion to Dismiss the Amended and Consolidated Complaint, which motion is in the process of being briefed. No class has been certified in these cases.

Enriquez, et al. v. Edward D. Jones & Co., L.P., et al. - This case
-------------------------------------------------------
was filed in the Circuit Court for the City of St. Louis, Missouri in January 2004. Plaintiffs allege that the Partnership breached fiduciary duties to its customers by receiving revenue sharing payments in exchange for the mere holding of mutual fund shares under management without making a disclosure to those customers. In addition, Plaintiffs allege that the Partnership was unjustly enriched by the receipt of revenue sharing associated with those customers mutual fund shares held under management. Plaintiffs seek to represent a class of all Partnership customers who held Preferred Family mutual fund shares during the period of January 1999 through December 2004. The Partnership filed a Motion to Dismiss the Petition, which was denied in January 2005. The Partnership is seeking a discretionary appellate review of the dismissal order. No class has been certified in this case, although a request for class certification has been filed.

Bressler, et al. v. Edward D. Jones & Co., L.P. - This and another
-----------------------------------------------
case have been consolidated under this caption before the Superior Court for Los Angeles, California. This case was filed in February 2004. Plaintiffs, in their Amended and Consolidated Complaint, allege that the Partnership violated Section 17200 of the California Business and Professions Code by failing to disclose the receipt of revenue sharing associated with customers holding of mutual fund shares under management at the partnership. In addition, Plaintiffs allege that the Partnership breached fiduciary duties by accepting account fees and revenue sharing incident to the holding of mutual fund shares without adequate disclosures, as well as alleging unjust enrichment. The Plaintiffs only seek to represent California resident customers of the Partnership who held Preferred Family mutual fund shares from January 1999 through 2004. It is estimated that California residents account for approximately 5% to 5.5% of the Partnership's business. The Partnership has filed a Motion to Dismiss the Amended and Consolidated Complaint, which has yet to be heard by the Court. No class has yet been certified.

                                   PART I

Item 3.  Legal Proceedings, continued


In addition to the foregoing civil class action litigation, the California Attorney General has commenced a civil action against the Partnership on essentially the same allegations present in the civil class actions. On December 20, 2004, the California Attorney General filed: People of the State of California vs. Edward D. Jones & Co., L.P. in the Superior Court for Sacramento, California. The California Attorney General alleges that Edward Jones violated Sections 25401 and 2516(a) of the California Corporations Code by failing to adequately disclose to California resident customers purchasing mutual fund shares, the Partnership's revenue sharing arrangements. The Complaint seeks unspecified damages, attorney's fees, injunctive relief and a civil monetary penalty of $25,000 for each alleged violation of the Corporations Code. The Partnership removed the case to federal court and filed a motion to dismiss. The California Attorney General has filed a motion to have the case remanded back to state court. No hearing has yet occurred on any of the pending motions.

On March 24, 2005, the staff of the Missouri Securities Division advised EDJ that it was in the process of drafting a petition to the Commissioner of Securities to request an order for the institution of civil proceedings against EDJ and certain individuals. The petition will request that the order seek sanctions for failure to supervise revenue sharing and balanced portfolios. EDJ, the individuals and the staff will engage in discussions regarding the proposed petition during which EDJ and the individuals will vigorously oppose the staff's proposed recommendation.

On February 15, 2005, the staff of the Enforcement Division of the NASD advised EDJ that it had preliminarily concluded that it would recommend an enforcement action against EDJ. The NASD staff alleged that EDJ violated NASD rules by recommending to its customers that they purchase B class mutual fund shares when A class shares of the same funds generally would have been more advantageous financially, depending on the anticipated holding period, without having reasonable grounds to believe that the recommendation was in the customers' best interests. The NASD staff also alleged that EDJ's supervisory procedures with respect to the sale of B class mutual fund shares were deficient. The NASD staff alleges violations of NASD Rules 2110 ("Standards of Commercial Honor and Principles of Trade"), 2310 ("Recommendations to Customers (Suitability)") and 3010 ("Supervision"). The NASD staff has proposed a settlement that would involve payment by EDJ of a fine of approximately $1.7 million, restitution to customers in a manner and amount to be determined and the potential retention of an independent consultant. The NASD staff has requested that EDJ file a "Wells Submission" setting forth its responses and defenses to the allegations and the requested relief. The Partnership intends to file a Wells Submission with the NASD. EDJ believes it has meritorious defenses to the allegations and intends to vigorously oppose the proposed recommendation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Limited Partnership interests and their assignment is prohibited.

ITEM 6. SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data. (All dollars in millions, except per unit information and units outstanding.)

Summary Consolidated Statements of Income Data:

                                       2004             2003             2002             2001             2000
------------------------------------------------------------------------------------------------------------------

Total revenue                        $  2,891         $  2,539         $  2,280         $  2,154         $  2,228

Income before allocations
  to partners/net income             $    217         $    203         $    149         $    149         $    230

Income before allocations
  to partners/net income
  per weighted average
  $1,000 equivalent
  limited partnership
  unit outstanding                   $ 126.43         $ 108.08         $  87.44         $  96.89         $ 179.21

Weighted average
  $1,000 equivalent
  limited partnership
  units outstanding                   219,885          224,389          230,970          236,696          175,436

------------------------------------------------------------------------------------------------------------------

                                   PART II

Item 6. Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

                                   2004      2003      2002      2001      2000
---------------------------------------------------------------------------------

Total assets                      $4,100    $3,723    $3,258    $3,158    $3,170
                                  ======    ======    ======    ======    ======

Bank Loans                        $   34    $   24    $   14    $   14    $  218

Long-term debt                        32        40        49        46        30

Other liabilities exclusive
  of subordinated
  liabilities and partnership
  capital subject to
  mandatory redemption             2,839     2,466     2,056     2,217     2,035

Subordinated liabilities             387       408       429       206       232

Total partnership capital
  subject to mandatory
  redemption /
  partnership captital               808       785       710       675       655
                                  ------    ------    ------    ------    ------

Total liabilities and
  partnership capital             $4,100    $3,723    $3,258    $3,158    $3,170
                                  ------    ------    ------    ------    ------


                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                                        2004 vs. 2003                        2003 vs. 2002
                                                ------------------------------       ------------------------------

                                                 Amount            Percentage         Amount            Percentage
-------------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                   $234,433               18%           $234,886               23%
  Asset fees                                     117,345               25              34,721                8
  Account and activity fees                       50,301               20              36,952               17
  Principal transactions                         (46,538)             (13)            (52,667)             (13)
  Interest and dividends                          20,962               16              (5,465)              (4)
  Investment banking                             (15,883)             (36)              2,762                7
  Gain on investments                                  -                -              (8,186)               -
  Other                                           (8,117)             (34)             15,777              194
                                                --------                             --------
    Total revenue                                352,503               14             258,780               11

  Interest expense                                (2,400)              (4)              2,304                4
                                                --------                             --------

    Net revenue                                  354,903               14             256,476               12
                                                --------                             --------

Operating Expenses:
  Compensation and benefits                      220,044               15             169,116               13
  Communications and data
   processing                                     15,430                6                 133                -
  Occupancy and equipment                         15,522                7              18,971                9
  Payroll and other taxes                         10,537               12               9,019               11
  Postage and shipping                             1,725                4                 714                2
  Advertising                                     (1,363)              (3)             (2,533)              (6)
  Floor brokerage and
   clearance fees                                   (881)              (6)                (35)               -
  Other operating expenses                        80,472               61               6,696                5
                                                --------                             --------

  Total operating expenses                       341,486               15             202,081               10
                                                --------                             --------

Income before allocations to
 partners / net income                          $ 13,417                7%           $ 54,395               37%

-------------------------------------------------------------------------------------------------------------------

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


BASIS OF PRESENTATION

Due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150 on January 1, 2004, we are providing certain information in this discussion of our results of operations, including a measure of income before allocations to partners that may be considered financial measures not in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented financial measures internally to understand and assess the performance of our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. See the New Accounting Standards note to the consolidated financial statements for further discussion of these items.

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends net of interest expense and other revenues.

RESULTS OF OPERATIONS (2004 VERSUS 2003)

For 2004, net revenue increased 14% ($354.9 million) to $2.835 billion, while income before allocations to partners increased 7% ($13.4 million) to $216.7 million. The Partnership's profit margin based on income before allocations to partners decreased to 7.5% in 2004, from 8.0% in 2003. Year over year, the Partnership's net revenue and income before allocations to partners increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees. Operating expenses increased in 2004 due primarily to growth in sales compensation related to the increase in net revenues, costs associated with regulatory settlements and costs associated with the continued expansion and enhancement of its branch office network. The Partnership added 84 (1%) Investment Representatives ("IRs") during the twelve months ended December 31, 2004, ending the year with 9,493 IRs.

Trade revenue of $1.836 billion, which comprised 65% of net revenue, increased 10% ($172.0 million) in 2004 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), partially offset by a lower gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested in the U.S. were $67.3 billion during 2004, a 15% ($8.6 billion) increase from the $58.7 billion invested during 2003. The Partnership's margin earned in the U.S. on each $1,000 invested decreased to $26.10 in 2004 from $27.40 in 2003 due to overall margin compression in the Partnership's product offerings.

Commissions revenue increased 18% ($234.4 million) during 2004 to $1.504 billion. Commissions revenue increased year over year due primarily to a 24% ($9.3 billion) increase in underlying customer dollars invested in the U.S. in mutual funds, equities and insurance products to $47.8 billion in 2004 from $38.5 billion in 2003. Underlying the increase in commissions revenue, mutual fund commissions increased 17% ($145.1 million), equity commissions increased 19% ($50.7 million) and insurance commissions increased 24% ($38.9 million). The following table summarizes commissions revenue year over year:

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


                                             (in millions) Years ended
                                         -----------------------------------
                                         December 31,           December 31,
                                             2004                   2003
                                         ------------           ------------
Mutual funds                               $  986.6               $  841.5
Equities                                      315.0                  264.3
Insurance                                     202.1                  163.2
Corporate bonds                                 0.3                    0.6
                                         ------------           ------------
                                           $1,504.0               $1,269.6
                                         ============           ============

Principal transactions revenue decreased 13% ($46.6 million) to $304.1 million during 2004 due to a decrease in customer dollars invested in fixed income products and a shift to lower margin shorter maturity products. Customers in the U.S. invested $18.7 billion in principal transactions in 2004 compared to $19.1 billion in 2003, a decrease of 2%. The Partnership's margin earned in the U.S. on each $1,000 invested decreased to $15.30 during 2004 from $17.40 during 2003. Revenue from municipal bonds decreased 27% ($40.2 million) and collateralized mortgage obligations decreased 34% ($12.6 million) while corporate bonds increased 8% ($7.0 million). The following table summarizes principal transaction revenue year over year:

                                             (in millions) Years ended
                                         -----------------------------------
                                         December 31,           December 31,
                                             2004                   2003
                                         ------------           ------------
Municipal bonds                              $107.2                 $147.4
Corporate bonds                                93.0                   86.0
Government bonds                               35.1                   40.4
Collateralized mortgage obligations            24.8                   37.4
Unit investment trusts                         23.7                   26.1
Certificates of deposit and other              20.3                   13.4
                                         ------------           ------------
                                             $304.1                 $350.7
                                         ============           ============

Investment banking revenue decreased 36% ($15.9 million) during 2004 to $27.9 million, due primarily to a decrease in syndicate corporate debt offerings in the current year.

Net fee revenue of $999.4 million, comprising 35% of net revenue, increased 22% ($182.9 million) during the 2004. Asset fees increased 25% ($117.3 million) to $581.8 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $43.4 billion or 33% to $174.3 billion for 2004 compared to $130.9 billion for 2003.

Account and activity fees, and other revenue of $320.4 million increased 15% ($42.1 million) year over year. Revenue for 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Excluding this item, account and activity, and other fees have increased 18% ($49.1 million) over the prior year due to growth in customer accounts and increased fees related to mutual fund and insurance sales. Revenue received from mutual fund and money market sub-transfer agent services increased 22% ($31.5 million) to $172.0 million, due primarily to a 20% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


increased by 15%, resulting in custodial fee revenue growth of 16% ($9.5 million) to $68.8 million. Fee revenue from mutual fund and insurance sales increased 41% ($4.4 million) to $15.4 million due to higher sales volumes.

Interest and dividend income, net of interest expense, increased 32% ($23.4 million) to $97.2 million during 2004 due primarily to an increase in customer margin loans outstanding and an increase in interest rates. Interest income from customer loans increased 24% ($24.2 million). Average customer margin loan balances were $2.343 billion in 2004, compared to $1.985 billion in 2003, an increase of 18%. The average rate earned on customer loan balances increased to approximately 5.24% during 2004 from approximately 5.07% during 2003.

Operating expenses increased 15% ($341.5 million) to $2.619 billion during 2004. Compensation and benefits costs increased 15% ($220.0 million) to $1.674 billion. Within compensation and benefits costs, sales compensation increased 16% ($128.7 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 52% ($60.9 million). Payroll expense increased 8% ($35.5 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership had 4,030 headquarters associates and 9,858 branch staff associates as of December 31, 2004, compared to 3,887 headquarters associates and 9,567 branch staff associates as of December 31, 2003.

Occupancy and equipment expenses increased 7% ($15.5 million) and communications and data processing increased 6% ($15.4 million) due to changes in estimated useful lives of equipment as the Partnership plans to replace certain computer equipment and to growth in the number of branch offices as the Partnership expands its sales force. Payroll and other taxes increased 12% ($10.5 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates.

Other operating expenses increased 61% ($80.5 million) to $212.7 million during 2004. The increase is due primarily to regulatory settlements reached in December 2004 and the related legal and professional expenses (See Mutual Fund Matters below and Item 3 - Legal Proceedings for more information).

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

On February 15, 2005, the staff of the Enforcement Division of the NASD advised EDJ that it had preliminarily concluded that it would recommend an enforcement action against EDJ. The NASD staff alleged that EDJ violated NASD rules by recommending to its customers that they purchase B class mutual fund shares when A class shares of the same funds generally would have been more advantageous financially, depending on the anticipated holding period, without having reasonable grounds to believe that the recommendation was in the customers' best interests. The NASD staff also alleged that EDJ's supervisory procedures with respect to the sale of B class mutual fund shares were deficient. The NASD staff alleges violations of NASD Rules 2110 ("Standards of Commercial Honor and Principles of Trade"), 2310 ("Recommendations to Customers (Suitability)") and 3010 ("Supervision"). The NASD staff has proposed a settlement that would involve payment by EDJ of a fine of approximately $1.7 million, restitution to customers in a manner and amount to be determined and the potential retention of an

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


independent consultant. The NASD staff has requested that EDJ file a "Wells Submission" setting forth its responses and defenses to the allegations and the requested relief. The Partnership intends to file a Wells Submission with the NASD. EDJ believes it has meritorious defenses to the allegations and intends to vigorously oppose the proposed recommendation.

In December 2004, the Partnership entered into settlement agreements with the Securities and Exchange Commission, National Association of Securities Dealers, the New York Stock Exchange and the U.S. Attorney's Office for the Eastern District of Missouri primarily related to allegations that the Partnership failed to adequately disclose revenue sharing payments that it received from a group of mutual fund families and 529 savings plans that the Partnership recommended to its customers. The agreements and orders require the Partnership to make a payment of $75 million into a FAIR FUND, pursuant to Section 308 of the Sarbanes-Oxley Act of 2002, that will in turn be distributed to its customers who purchased so-called Preferred Family mutual fund shares from January 1, 1999 through December 2004. The Partnership has designated seven mutual fund companies as Preferred Family mutual funds. The Preferred Family mutual funds constitute a significant portion of the Partnership's revenue derived from mutual funds.

In addition, the Partnership is required to offer a free switch to customers who held Preferred Family mutual fund shares as of December 2004 that would allow, in general, the Partnership's customers to switch their holdings in a Preferred Family mutual fund to some other buy-eligible mutual fund offered by the Partnership without the normal sales load. Buy-eligible mutual funds are those the Partnership has authorized its investment representatives to offer to customers. The Partnership is also required to make ongoing additional disclosures to customers concerning revenue sharing arrangements with Preferred Family mutual funds and to alter various policies, practices, training and other internal procedures including restructuring the Partnership's investment representative bonus system, pursuant to the agreements and orders. Furthermore, the Partnership was required and has engaged an independent consultant to review the Partnership's compliance with the agreements and orders. In connection with the $75 million payment, the Partnership recorded a charge of $50 million in December 2004 with the remaining $25 million charged against previously established reserves. The $50 million reduction in net income before allocations to partners was specially allocated to subordinated limited partners and general partners. Subordinated limited partners are either current or retired general partners. Additionally, in connection with the settlements, the Partnership's Managing Partner has agreed to voluntarily retire as the Partnership's Managing Partner effective December 31, 2005 and to absorb a disproportionate allocation of the reduction of income allocated to general partners (See Item 11 - Executive Compensation). For the year ended December 31, 2004, related settlement expenses were included in the consolidated statements of income as Other Operating Expenses. (See Item 3 - Legal Proceedings for more information.)

On March 24, 2005, the staff of the Missouri Securities Division advised EDJ that it was in the process of drafting a petition to the Commissioner of Securities to request an order for the institution of civil proceedings against EDJ and certain individuals. The petition will request that the order seek sanctions for failure to supervise revenue sharing and balanced portfolios. EDJ, the individuals and the staff will engage in discussions regarding the proposed petition during which EDJ and the individuals will vigorously oppose the staff's proposed recommendation.

During 2003, a task force organized by the Securities and Exchange Commission ("SEC"), The National Association of Securities Dealers, Inc. ("NASD"), the Securities Industry Association, and the Investment Company Institute examined the ability of broker-dealers to deliver breakpoint discounts in the sale of front-end sales load mutual fund shares commonly known as A shares. Breakpoint discounts are reductions in sales loads based upon the amount invested by the customer. The task force recommended significant changes in procedures for gathering information from clients and sharing information with mutual funds to better enable broker-dealers to meet their obligations to deliver breakpoint discounts to

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


clients purchasing A shares.

The NASD issued a notice to its members in August 2003 requiring restitution where member firms were aware that customers did not receive the breakpoint discounts to which they were entitled. After issuing the August notice, the NASD directed almost 450 securities firms, including the Partnership, to notify its customers who purchased Class A mutual funds since January 1, 1999, that they may be due refunds as a result of the firms' failure to provide breakpoint discounts. During 2004, the Partnership notified its customers that they may not have received breakpoint discounts to which they may have been entitled. As of December 31, 2004, the Partnership had made approximately $3.5 million in restitution payments. The Partnership does not anticipate that additional restitution payments will be significant, nor are they expected to exceed reserves established by the Partnership for potential refunds.

The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions, refer to "Item - 3 Legal Proceedings".

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in 2004 and 62% in 2003 with 31% of its total revenue in 2004 and 28% in 2003 being derived from one vendor. Significant reductions in the revenues from these products could have a material adverse impact on the Partnership.

RESULTS OF OPERATIONS (2003 VERSUS 2002)

For 2003, net revenue increased 12% ($256.5 million) to $2.481 billion, while net income increased $54.4 million and the profit margin increased to 8.0% from 6.5%. Year over year, the Partnership's net revenue and net income increased due primarily to an increase in customer activity as well as growth in customers' assets and accounts. Additionally, the underlying trends between the years were different. For 2002, customer activity and customer asset values became progressively weaker throughout the year as securities prices and interest rates declined. In 2003, customer activity and customer asset values increased throughout the year due to a more favorable securities market as the year progressed. Operating expenses increased in 2003 due primarily to growth in sales compensation related to the increase in net revenues and to additional costs as the Partnership continued to expand its branch office network. The Partnership added 237 Investment Representatives ("IRs") during 2003, ending the year with 9,409 IRs, an increase of 3%.

Trade revenue increased 13% ($185.0 million) during 2003 due primarily to an increase in customer dollars invested (customers' buy and sell transactions generating trade revenue), and to higher gross margins earned on customer dollars invested compared to the prior year. Total customer dollars invested in the U.S. were $58.7 billion during 2003, a 9% ($4.9 billion) increase from 2002. The firm's margin earned in the U.S. on each $1,000 invested increased to $27.40 in 2003 from $26.60 in 2002 due primarily to a shift in product mix. Year over year, customer dollars invested shifted to higher margin mutual fund products, primarily from fixed income products.

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


Commissions revenue increased 23% ($234.9 million) during 2003. Commissions revenue increased year over year due primarily to a 23% increase in customer dollars invested in the U.S. in mutual funds, insurance and individual equities to $38.5 billion in 2003 from $31.2 billion in 2002. Underlying the increase in commissions revenues, mutual fund commissions increased 37% ($226.9 million), while insurance commissions increased 6% ($8.6 million). The following table summarizes commissions revenue year over year:

                                             (in millions) Years ended
                                         -----------------------------------
                                         December 31,           December 31,
                                             2003                   2002
                                         ------------           ------------
Mutual funds                               $  841.5              $   614.6
Equities                                      264.3                  264.7
Insurance                                     163.2                  154.6
Corporate bonds                                 0.6                    0.8
                                         ------------           ------------
                                           $1,269.6              $ 1,034.7
                                         ============           ============

Principal transactions revenue decreased 13% ($52.7 million) during 2003 due to a decrease in customer dollars invested in fixed income products. Customers in the U.S. invested $19.1 billion in principal transactions in 2003 compared to $21.1 billion in 2002, a decrease of 10%. Revenue from municipal bonds decreased 14% ($24.5 million), government bonds decreased 31% ($18.0 million), while collateralized mortgage obligations decreased 14% ($6.2 million). The following table summarizes principal transaction revenue year over year:

                                             (in millions) Years ended
                                         -----------------------------------
                                         December 31,           December 31,
                                             2003                   2002
                                         ------------           ------------
Municipal bonds                              $147.4                 $171.9
Corporate bonds                                86.0                   89.0
Government bonds                               40.4                   58.4
Collateralized mortgage obligations            37.4                   43.6
Unit investment trusts                         26.1                   18.9
Certificates of deposit and other              13.4                   21.6
                                         ------------           ------------
                                             $350.7                 $403.4
                                         ============           ============

Net fee revenue increased 9% ($71.5 million) during 2003. Net fee revenue in 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Net fee revenue in 2002 includes an $8.2 million gain from the sale of the Partnership's London Stock Exchange and Toronto Stock Exchange holdings. Asset fees increased 8% ($34.7 million) due to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $16.3 billion to $130.9 billion in 2003 compared to $114.6 billion in 2002.

Account and activity fees, and other revenue increased 20% ($45.7 million) year over year, excluding the business interruption insurance claim in 2003. The major elements of the increase were sub-transfer agent fees and retirement account fees. Revenue received from sub-transfer agent services performed for mutual fund companies increased 16% ($18.9 million) due to a 22% increase in the number of customer accounts the Partnership provides mutual fund sub-transfer agent services for. The number of retirement

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


accounts increased by 16%, resulting in custodial fee revenue growth of 18% ($8.9 million).

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at December 31, 2004, excluding the reserve for anticipated withdrawals, was $751.7 million, compared to partnership equity capital, excluding the reserve for anticipated withdrawals, of $727.3 million at December 31, 2003. The increase is primarily due to the net retention of General Partner and Subordinated Limited Partner earnings ($17.0 million) and the issuance, net of redemptions, of Subordinated Limited Partner interests ($12.3 million), offset by redemption of Limited Partner interests ($4.9 million). It has been the Partnership's practice to retain approximately 30% of income allocated to general partners. For 2004, as a result of the regulatory settlements the Partnership retained approximately only 13% of income allocated to general partners.

At December 31, 2004, the Partnership had $194.1 million in cash and cash equivalents. Lines of credit are in place aggregating $1.160 billion ($1.110 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at December 31, 2004.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the year ended December 31, 2004.

The following table summarizes the Partnership's financing commitments and obligations, as of December 31, 2004, excluding customer accounts due on demand. Subsequent to December 31, 2004, these commitments and obligations could fluctuate based on the changing business environment.

                                                              Payments Due by Period
                                                              ----------------------
                                      Total      2005       2006       2007      2008        2009  Thereafter
                                   ---------------------------------------------------------------------------
Bank Loans                          $ 33,928   $ 12,465   $  5,055   $ 4,085    $ 1,410    $   640  $ 10,273
Long-term debt                        31,823      8,110      9,324     3,555      1,742        802     8,290
Liabilities subordinated to
  claims of general creditors        387,425     43,225     45,700    23,200     14,200      3,700   257,400
Rental commitments                   343,956    105,775     52,934    33,162     21,731     17,513   112,841
                                   ---------------------------------------------------------------------------
Total financing commitments
  and obligations                   $797,132   $169,575   $113,013   $64,002    $39,083    $22,655  $388,804
                                   ===========================================================================

For the year ended December 31, 2004, cash and cash equivalents increased $6.1 million. Cash provided by operating activities was $310.1 million. The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, a net decrease in inventory securities and an increase in accounts payable and accrued expenses. These increases to cash and cash equivalents were partially offset by growth in the customer margin loans. Cash used in investing activities was $81.7 million consisting of capital expenditures supporting the Partnership's operations. Cash used in financing activities was $222.4 million, consisting primarily of partnership withdrawals ($201.1 million) and repayment of subordinated debt ($20.7 million).

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

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2004, EDJ's Net Capital of $614.2 million was 25.1% of aggregate debit items and its Net Capital in excess of the minimum required was $565.4 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through June 30, 2005, as a percentage of aggregate debit items was 24.7%. Net capital and the related capital percentages may fluctuate on a daily basis.

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


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

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies." See Item 3 - Legal Proceedings, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Mutual Fund Matters and Note 16 to the consolidated financial statements for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership's total liability with respect to litigation represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership's experience and discussions with legal counsel.

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

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued


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

NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were adopted in the Partnership's financial statements beginning with the quarter ended March 26, 2004.

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the year ended December 31, 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

The Partnership does not qualify as an accelerated filer under the Sarbanes-Oxley Act of 2002 with regard to Section 404 of the Act concerning Management Assessment of Internal Controls. The provisions of Section 404 will be applicable to the Partnership's financial statements effective for the quarter ended March 31, 2006. The Partnership is currently preparing for implementation of this requirement.

                                  PART II

Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued



FORWARD-LOOKING STATEMENTS

This report on Form 10-K, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "project," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences include, but are not limited to, the following: (1) general economic conditions; (2) actions of competitors; (3) regulatory actions; (4) changes in legislation; (5) changes in technology; (6) a fluctuation or decline in the market value of securities; (7) rising interest rates; (8) securities theft; (9) litigation, including that involving mutual fund matters; and (10) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At December 31, 2004, amounts receivable from customers were $2.499 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $15.6 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $26.3 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

Based on its analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2004 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                   PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                                       Page No.

        Report of Independent Registered Public Accounting Firm .....    30

        Consolidated Statements of Financial Condition as of
        December 31, 2004 and 2003 ..................................    31

        Consolidated Statements of Income for the years ended
        December 31, 2004, 2003 and 2002 ............................    33

        Consolidated Statements of Changes in Partnership Capital
        for the years ended December 31, 2004, 2003 and 2002.........    34

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2004, 2003 and 2002.............................    35

        Notes to Consolidated Financial Statements...................    36


                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries (the "Partnership") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2005

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             ASSETS

                                                            December 31,          December 31,
(Dollars in thousands)                                         2004                   2003
----------------------------------------------------------------------------------------------

Cash and cash equivalents                                    $  194,089           $  187,980

Securities purchased under agreements to resell                 275,000              290,000

Receivable from:
  Customers                                                   2,498,688            2,134,655
  Brokers, dealers and clearing organizations                   221,535              155,083
  Mortgages and loans                                           150,377              126,060

Securities owned, at market value
  Inventory securities                                           48,730              115,775
  Investment securities                                         220,048              214,644

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                316,814              330,626

Other assets                                                    174,222              168,336
                                                             ----------           ----------

    TOTAL ASSETS                                             $4,099,503           $3,723,159
                                                             ==========           ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued



                                THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  LIABILITIES AND PARTNERSHIP CAPITAL


                                                                    December 31,         December 31,
(Dollars in thousands)                                                  2004                 2003
-----------------------------------------------------------------------------------------------------

Bank loans                                                           $   33,928           $   23,656
Payable to:
  Customers                                                           2,131,217            1,924,882
  Brokers, dealers and clearing organizations                            71,535               43,551
  Depositors                                                            117,337              107,988

Securities sold, not yet purchased, at market value                      38,808               20,318

Accrued compensation and employee benefits                              285,754              248,729

Accounts payable and accrued expenses                                   193,435              120,908

Long-term debt                                                           31,823               39,691
                                                                     ----------           ----------
                                                                      2,903,837            2,529,723
                                                                     ----------           ----------

Liabilities subordinated to claims of general creditors                 387,425              408,150
                                                                     ----------           ----------

Commitments and contingencies (Note 15 and Note 16)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                             751,674                    -

Reserve for anticipated withdrawals                                      56,567                    -
                                                                     ----------           ----------

Total partnership capital subject to mandatory redemption               808,241                    -
                                                                     ----------           ----------

Total liabilities                                                     4,099,503            2,937,873
                                                                     ----------           ----------

Partnership capital net of reserve for anticipated withdrawals                -              727,280

Reserve for anticipated withdrawals                                           -               58,006
                                                                     ----------           ----------

Total partnership capital                                                     -              785,286
                                                                     ----------           ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                            $4,099,503           $3,723,159
                                                                     ==========           ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued



                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended December 31,
(Dollars in thousands,                                 -------------------------------------------------------
except per unit information)                               2004                 2003                  2002
--------------------------------------------------------------------------------------------------------------
Revenue:
    Commissions                                         $1,504,038           $1,269,605            $1,034,719
    Asset fees                                             581,810              464,465               429,744
    Account and activity fees                              304,591              254,290               217,338
    Principal transactions                                 304,124              350,662               403,329
    Interest and dividends                                 153,076              132,114               137,579
    Investment banking                                      27,934               43,817                41,055
    Gain on investments                                          -                    -                 8,186
    Other revenue                                           15,792               23,909                 8,132
                                                        ----------           ----------            ----------
      Total revenue                                      2,891,365            2,538,862             2,280,082
    Interest expense                                        55,913               58,313                56,009
                                                        ----------           ----------            ----------
      Net revenue                                        2,835,452            2,480,549             2,224,073
                                                        ----------           ----------            ----------
Operating expenses:
    Compensation and benefits                            1,674,444            1,454,400             1,285,284
    Communications and data processing                     278,314              262,884               262,751
    Occupancy and equipment                                253,031              237,509               218,538
    Payroll and other taxes                                102,074               91,537                82,518
    Postage and shipping                                    45,005               43,280                42,566
    Advertising                                             40,075               41,438                43,971
    Floor brokerage and clearance fees                      13,077               13,958                13,993
    Other operating expenses (See Note 17)                 212,705              132,233               125,537
                                                        ----------           ----------            ----------
      Total operating expenses                           2,618,725            2,277,239             2,075,158
                                                        ----------           ----------            ----------
Income before allocations to partners                      216,727              203,310               148,915
Allocations to partners:
    Limited partners                                        27,800                    -                     -
    Subordinated limited partners                           22,555                    -                     -
    General partners                                       166,372                    -                     -
                                                        ----------           ----------            ----------
Net income                                              $        -           $  203,310            $  148,915
                                                        ==========           ==========            ==========
Net income allocated to:
    Limited partners                                    $        -           $   24,252            $   20,196
    Subordinated limited partners                                -               21,680                15,889
    General partners                                             -              157,378               112,830
                                                        ----------           ----------            ----------
                                                        $        -           $  203,310            $  148,915
                                                        ==========           ==========            ==========
Income before allocations to partners/net
  income per weighted average $1,000 equivalent
  limited partnership unit outstanding                  $   126.43           $   108.08            $    87.44
                                                        ==========           ==========            ==========

Weighted average $1,000 equivalent
  limited partnership units outstanding                    219,885              224,389               230,970
                                                        ==========           ==========            ==========

            The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued



                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                      Subordinated
                                                     Limited             Limited           General
                                                   Partnership         Partnership       Partnership
(Dollars in thousands)                               Capital             Capital           Capital         Total
--------------------------------------------------------------------------------------------------------------------
TOTAL PARTNERSHIP CAPITAL                           $ 247,718           $  86,654         $ 340,344      $ 674,716
Reserve for anticipated withdrawals                   (14,490)             (4,199)          (17,083)       (35,772)
                                                    ---------           ---------         ---------      ---------

Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2001                                   233,228              82,455           323,261        638,944

Issuance of partnership interests                           -              13,709                 -         13,709
Redemption of partnership interests                    (4,562)               (865)                -         (5,427)
Net Income                                             20,196              15,889           112,830        148,915
Withdrawals and distributions                          (9,023)            (12,766)          (64,407)       (86,196)
                                                    ---------           ---------         ---------      ---------
TOTAL PARTNERSHIP CAPITAL                             239,839              98,422           371,684        709,945
Reserve for anticipated withdrawals                   (11,173)             (3,123)          (14,278)       (28,574)
                                                    ---------           ---------         ---------      ---------

Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2002                                   228,666              95,299           357,406        681,371

Issuance of partnership interests                           -               9,829                 -          9,829
Redemption of partnership interests                    (6,166)             (1,190)                -         (7,356)
Net Income                                             24,252              21,680           157,378        203,310
Withdrawals and distributions                          (8,907)            (13,212)          (79,749)      (101,868)
                                                    ---------           ---------         ---------      ---------
TOTAL PARTNERSHIP CAPITAL                             237,845             112,406           435,035        785,286
Reserve for anticipated withdrawals                   (15,345)             (8,468)          (34,193)       (58,006)
                                                    ---------           ---------         ---------      ---------

Partnership capital net of reserve for
  anticipated withdrawals,
  December 31, 2003                                   222,500             103,938           400,842        727,280

Required reclassification of partnership
capital pursuant to SFAS No. 150
(See Note 1)                                         (222,500)           (103,938)         (400,842)      (727,280)
                                                    ---------           ---------         ---------      ---------

Partnership capital net of reserve for
anticipated withdrawals,
December 31, 2004                                   $       -           $       -         $       -      $       -
                                                    ---------           ---------         ---------      ---------

Included in Total Partnership Capital as of December 31, 2003, 2002 and 2001 are Reserves for anticipated withdrawals which the Partnership distributed to its General and Limited Partners subsequent to year end.

      The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


                                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the years ended December 31,
                                                                      -----------------------------------------
(Dollars in thousands)                                                   2004            2003           2002
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $       -       $ 203,310      $ 148,915
  Adjustments to reconcile net income to net
   cash provided by/(used in) operating activities -
    Income before allocations to partners                               216,727               -              -
    Depreciation and amortization                                        95,476          88,785         89,295
    Gain on sales of investments                                              -               -         (8,186)
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                      15,000        (225,000)        15,000
    Net receivable from customers                                      (157,698)         77,008         (8,486)
    Net receivable from brokers, dealers and
     clearing organizations                                             (38,468)        (42,167)      (163,498)
    Receivable from mortgages and loans                                 (24,317)        (13,101)       (12,177)
    Securities owned, net                                                80,131         113,940        (90,675)
    Other assets                                                         (5,886)        (10,933)        (4,154)
    Bank loans                                                           10,272           9,828            149
    Payable to depositors                                                 9,349          (1,736)         5,774
    Accrued compensation and employee benefits                           37,025          91,679        (23,372)
    Accounts payable and accrued expenses                                72,527              62           (712)
                                                                      ---------       ---------      ---------
    Net cash provided by/(used in) operating activities                 310,138         291,675        (52,127)
                                                                      ---------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                 (81,664)       (121,282)       (89,352)
  Proceeds from sales of investments                                          -               -          8,257
                                                                      ---------       ---------      ---------
    Net cash used in investing activities                               (81,664)       (121,282)       (81,095)
                                                                      ---------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                  -               -         13,100
  Repayment of long-term debt                                            (7,868)         (9,672)       (10,022)
  Issuance of subordinated liabilities                                        -               -        250,000
  Repayment of subordinated liabilities                                 (20,725)        (20,725)       (26,725)
  Issuance of partnership interests                                      12,727           9,829         13,709
  Redemption of partnership interests                                    (5,375)         (7,356)        (5,427)
  Withdrawals and distributions from partnership capital               (201,124)       (130,442)      (121,968)
                                                                      ---------       ---------      ---------
    Net cash (used in)/provided by financing activities                (222,365)       (158,366)       112,667
                                                                      ---------       ---------      ---------
    Net increase/(decrease) in cash and cash equivalents                  6,109          12,027        (20,555)
CASH AND CASH EQUIVALENTS,
  Beginning of year                                                     187,980         175,953        196,508
                                                                      ---------       ---------      ---------
  End of year                                                         $ 194,089       $ 187,980      $ 175,953
                                                                      =========       =========      =========
Cash paid for interest                                                $  56,429       $  58,813      $  60,201
                                                                      =========       =========      =========

            The accompanying notes are an integral part of these consolidated financial statements.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per unit information)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries
(collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method.

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ'"), is comprised of three registered broker-dealers primarily serving individual investors. EDJ primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate, and other loans primarily to customers in Central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

The consolidated financial statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

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

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions comprise charges to customers for the sale of securities, insurance products and mutual fund shares.

Asset fees revenue is composed primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership's customers' assets invested in those companies' products. The asset-based portion of the Partnership's revenues related to its interest in the Edward Jones Money Market Fund is also included in asset fees revenue.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other transaction fee revenues from customers, mutual fund companies and insurance companies.

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

FOREIGN EXCHANGE. Assets and liabilities denominated in foreign currencies are translated at the exchange rates at the end of the period. Revenue and expenses denominated in foreign currencies are translated using the prevailing exchange rate on the date of the transaction. Foreign exchange gains and losses are included in Other Revenue in the consolidated statements of income.

CASH AND CASH EQUIVALENTS. The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

SECURITIES BORROWING AND LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender. In securities loaned transactions, the Partnership receives collateral in the form of cash or other collateral. Collateral for both securities borrowed and securities loaned is based on 102% of the market value of the underlying securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in receivable

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


from and payable to brokers, dealers and clearing organizations in the consolidated statements of financial condition.

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

MORTGAGES AND LOANS. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

SECURITIES OWNED AND SOLD, NOT YET PURCHASED. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are valued at market value which is determined by using quoted market or dealer prices.

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of two to twelve years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value.

SEGREGATED CASH. Cash of $51 was segregated in a special reserve bank account for the benefit of customers, and is included in Cash and Cash Equivalents as of December 31, 2004 and 2003 under Rule 15c3-3 of the Securities and Exchange Commission ("SEC").

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership and each partner is liable for their own tax payments.

RECLASSIFICATION. Certain prior year balances have been reclassified to conform with the current year presentation.

NEW ACCOUNTING STANDARDS. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were adopted in the Partnership's financial statements beginning with the quarter ended March 26, 2004.

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the year ended December 31, 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
             AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                      2004            2003
                                                    --------        --------

Receivable from clearing organizations              $196,403        $131,911
Receivable from money market funds                     6,523           7,134
Deposits paid for securities borrowed                  6,447           4,307
Securities failed to deliver                           5,552           2,795
Dividends receivable                                   4,196           5,653
Other                                                  2,414           3,283
                                                    --------        --------
Total receivable from brokers, dealers
  and clearing organizations                        $221,535        $155,083
                                                    ========        ========

Securities failed to receive                        $ 59,668        $ 23,855
Securities loaned                                      8,203           9,953
Other                                                  3,664           9,743
                                                    --------        --------
Total payable to brokers, dealers and
  clearing organizations                            $ 71,535        $ 43,551
                                                    ========        ========

Receivable from clearing organizations represents balances and deposits with clearing organizations and the Partnership's Canadian carrying broker. Securities failed to deliver/receive represent the contract value of securities which have not been received or delivered by settlement date.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is composed of the Association's primarily adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Securities owned and sold, not yet purchased are summarized as follows (at market value):

                                                           2004                            2003
                                                --------------------------      -------------------------
                                                                Securities                     Securities
                                                                  Sold,                           Sold,
                                                Securities       not yet        Securities       not yet
                                                  Owned         Purchased         Owned         Purchased
                                                ----------      ----------      ----------     ----------
Inventory securities:
  Certificates of deposit                        $  5,519        $23,194         $  7,487        $ 3,241
  U.S. and Canadian government
   and U.S. agency obligations                      8,246         11,947           13,251          7,319
  State and municipal obligations                  22,426            206           60,605            519
  Corporate bonds and notes, and
   collateralized mortgage obligations              8,421          3,314           27,767          3,995
  Equities                                            333             72            2,872          5,141
  Unit investment trusts                            3,785             75            3,793            103
                                                 --------        -------         --------        -------

                                                 $ 48,730        $38,808         $115,775        $20,318
                                                 ========        =======         ========        =======
Investment securities:
  U.S. government and agency
   obligations held by U.S. broker-
   dealer                                        $121,558                        $145,238
  U.S. and Canadian government and
   U.S. agency obligations held by
   foreign broker-dealers                          39,731                          17,651
  Mutual funds                                     58,759                          51,755
                                                 --------                        --------

                                                 $220,048                        $214,644
                                                 ========                        ========

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $6,000 and $12,000 at December 31, 2004 and 2003, respectively.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                       2004            2003
                                                     ---------      ---------

Land                                                 $  12,915      $  12,915
Buildings and improvements                             326,324        312,025
Equipment, furniture and fixtures                      631,981        588,235
                                                     ---------      ---------
    Total equipment, property and improvements         971,220        913,175

Accumulated depreciation and amortization             (654,406)      (582,549)
                                                     ---------      ---------
    Equipment, property and improvements, net        $ 316,814      $ 330,626
                                                     =========      =========

Depreciation expense on equipment, property and improvements is included in the consolidated statements of income under Communications and Data Processing, and Occupancy and Equipment. During 2003, the Partnership purchased, for a cost of $60,400, two buildings, one in Tempe, Arizona, and one in St. Louis, Missouri. Both buildings were previously occupied by the Partnership under operating leases.

NOTE 7 - BANK LOANS

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2004, the Partnership had bank lines of credit aggregating $1,160,000 of which $1,110,000 were through uncommitted facilities. Actual borrowing availability under the uncommitted facilities is primarily based on the value of securities owned and customers' margin securities. At December 31, 2004, collateral with a market value $1,455,900 was available to support secured bank loans of EDJ. There were no bank loans outstanding under these lines as of December 31, 2004 or 2003.

The Association had loans from The Federal Home Loan Bank ("FHLB") of $33,928 and $23,656 as of December 31, 2004 and 2003, respectively. The interest rates on these loans as of December 31, 2004 and 2003 ranged from 1.38% to 7.40% and from 1.23% to 7.40%, respectively. At December 31, 2004 and 2003, $6,000 of these loans were callable at the discretion of the FHLB. At December 31, 2004 and 2003, $76,076 and $53,744, respectively, of receivable from mortgages and loans were pledged as collateral to the FHLB for these loans. Bank loans outstanding at the Association approximate their fair value.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued



The Association's scheduled bank loan maturities, as of December 31, 2004, are as follows:

                                                  Maturity
              Year                                 Amount
              ----                                --------

            2005                                  $12,465
            2006                                    5,055
            2007                                    4,085
            2008                                    1,410
            2009                                      640
            Thereafter                             10,273
                                                  -------

                                                  $33,928
                                                  =======

Interest is at a fluctuating rate based on short-term lending rates. During the year ended December 31, 2004, EDJ had bank loans outstanding for twenty-one days with an average daily outstanding balance of $29,810 at an average interest rate of 2.26%. During the year ended December 31, 2003, EDJ had bank loans outstanding for one day of $50,000 at an interest rate of 1.98%. During 2002, the average aggregate short-term bank loans outstanding was $179,000 and the average interest rate was 2.7%. During 2004, 2003 and 2002, the Association's average aggregate bank loans outstanding were $30,800, $19,000 and $13,900, respectively, and the average interest rate was 3.69%, 4.58% and 5.73%, respectively.

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors are composed of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


NOTE 9 - LONG-TERM DEBT

Long-term debt is composed of the following:

                                                                                        2004             2003
                                                                                      -------           -------
Note payable, collateralized by equipment, interest paid quarterly at a variable rate (3.81% at December 31, 2004 and 2.90% at December 31,
     2003) based on LIBOR plus applicable margin, due in annual installments
     of $5,000, with a final installment of $6,000 on September 30, 2006.             $11,000           $16,000

Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in monthly installments, with a final installment
     on June 1, 2017.                                                                  11,777            12,335

Notes payable, collateralized by real estate, fixed rate of 8.23%, principal and interest due in monthly installments, with a final installment
     on April 5, 2008.                                                                  5,220             6,528

Notes payable, collateralized by real estate, fixed rate of 4.31% as of
     December 31, 2004 and 6.52% as of December 31, 2003, principal and interest due in monthly installments, with a final installment
     on April 5, 2008.                                                                  3,826             4,828
                                                                                      -------           -------

                                                                                      $31,823           $39,691
                                                                                      =======           =======


Scheduled annual principal payments, as of December 31, 2004 are as follows:

                                                       Principal
        Year                                            Payment
        ----                                           ---------

      2005                                              $ 8,110
      2006                                                9,324
      2007                                                3,555
      2008                                                1,742
      2009                                                  802
      Thereafter                                          8,290
                                                        -------
                                                        $31,823
                                                        =======

The real estate notes payable of $20,823 at December 31, 2004 are collateralized by land and buildings with a cost basis of $39,030 and a carrying value of $27,354 at December 31, 2004. The $11,000 equipment note payable as of December 31, 2004 is collateralized by equipment with a cost basis of $26,455 and a carrying value of $5,044 at December 31, 2004. Certain notes payable agreements contain restrictions that among other things, require maintenance of a fixed charge coverage ratio of 1.0 to 1.0 and minimum net capital of $14,000, as defined in the agreement. The Partnership is in compliance with all debt covenants and restrictions as of December 31, 2004 and 2003.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


The Partnership has estimated the fair value of the long-term debt to be approximately $31,079 and $41,200 as of December 31, 2004 and 2003, respectively.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors consist of:

                                                                               2004               2003
                                                                               ----               ----

Capital notes, 7.33%, due in annual installments of $50,000
     commencing on June 12, 2010, with a final installment
     on June 12, 2014.                                                       $250,000           $250,000

Capital notes, with rates ranging from 7.51% to 7.79%,
     due in annual installments ranging from $3,700 to
     $25,000, commencing on August 15, 2005, with a
     final installment of $3,700 on August 15, 2011.                           75,000             75,000

Capital notes, 8.18%, due in annual installments of $10,500,
     with a final installment on September 1, 2008.                            42,000             52,500

Capital notes, 7.95%, due in annual installments
     of $10,225, with a final installment
     of $10,200 on April 15, 2006.                                             20,425             30,650
                                                                             --------           --------

                                                                             $387,425           $408,150
                                                                             ========           ========

Required annual principal payments, as of December 31, 2004, are as follows:

                                                         Principal
          Year                                            Payment
          ----                                           ---------

       2005                                              $ 43,225
       2006                                                45,700
       2007                                                23,200
       2008                                                14,200
       2009                                                 3,700
       Thereafter                                         257,400
                                                         --------

                                                         $387,425
                                                         ========

The capital note agreements contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital subject to mandatory redemption. As of December 31, 2004, the Partnership was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and Net Capital of $183,211 (see Note 12).

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange, Inc. and, therefore, are included in the Partnership's computation of Net Capital under the SEC's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $403,140 and $428,000 as of December 31, 2004 and 2003, respectively.

NOTE 11 - PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under "New Accounting Standards" in Note 1, the firm's partnership capital has been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $751,674 consists of $217,575 of limited partnership capital issued in $1,000 units, $112,482 of subordinated limited partnership capital and $421,617 of general partnership capital as of December 31, 2004.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $16,492, $16,868 and $17,307 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


The following table summarizes the activity in partnership capital subject to mandatory redemption during the year ended December 31, 2004 along with the amount of partnership capital subject to mandatory redemption anticipated to be withdrawn subsequent to December 31, 2004.

                                                                                Subordinated
                                                                  Limited          Limited           General
                                                                Partnership      Partnership       Partnership
                                                                  Capital          Capital           Capital            Total
                                                                ----------------------------------------------------------------
TOTAL PARTNERSHIP CAPITAL SUBJECT TO
  MANDATORY REDEMPTION, JANUARY 1, 2004                          $237,845          $112,406         $ 435,035         $ 785,286
Reserve for anticipated withdrawals                               (15,345)           (8,468)          (34,193)          (58,006)
                                                                 --------          --------         ---------         ---------

Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, January 1, 2004                                    222,500           103,938           400,842           727,280

Issuance of partnership interests                                       -            12,727                 -            12,727

Redemption of partnership interests                                (4,925)             (450)                -            (5,375)

Income allocated to partners                                       27,800            22,555           166,372           216,727

Withdrawals and distributions                                     (11,079)          (22,819)         (109,220)         (143,118)
                                                                 --------          --------         ---------         ---------

TOTAL PARTNERSHIP CAPITAL SUBJECT TO
  MANDATORY REDEMPTION, DECEMBER 31, 2004                         234,296           115,951           457,994           808,241
Reserve for anticipated withdrawals                               (16,721)           (3,469)          (36,377)          (56,567)
                                                                 --------          --------         ---------         ---------

Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2004                                 $217,575          $112,482         $ 421,617         $ 751,674


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

At December 31, 2004, EDJ's Net Capital of $614,243 was 25.1% of aggregate debit items and its Net Capital in excess of the minimum required was $565,387. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through June 30, 2005, as a percentage of aggregate debit items was 24.7%. Net Capital and the related capital percentages may fluctuate on a daily basis.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


At December 31, 2004, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Partnership maintains profit sharing plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $63,300, $47,900 and $35,600 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 15 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense was $190,700, $183,500 and $179,400 for the years ended December 31, 2004,
2003 and 2002, respectively.

The Partnership's noncancelable lease commitments greater than one year as of December 31, 2004, are summarized below:

                Year
                ----

             2005                                    $105,775
             2006                                      52,934
             2007                                      33,162
             2008                                      21,731
             2009                                      17,513
             Thereafter                               112,841
                                                     --------

                                                     $343,956
                                                     ========

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


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

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, such as purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements. Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if other parties fail to perform, or if certain events occur. These indemnification provisions will vary based upon the contract. The Partnership may in turn obtain indemnifications from other parties in certain contracts. These indemnification provisions are not expected to have a material impact on the Partnership's results of operations or financial condition.

NOTE 17 - REGULATORY SETTLEMENTS

In December 2004, the Partnership entered into settlement agreements with the Securities and Exchange Commission, National Association of Securities Dealers, the New York Stock Exchange and the U.S. Attorney's Office for the Eastern District of Missouri primarily related to allegations that the Partnership failed to adequately disclose revenue sharing payments that it received from a group of mutual fund families and 529 savings plans that the Partnership recommended to its customers. As part of the agreement, the Partnership, without admitting or denying the allegations or findings, consented to various undertakings that included enhanced disclosure of revenue sharing arrangements to customers and payment of $75,000 into a FAIR FUND established pursuant to Section 308 of the Sarbanes-Oxley Act of 2002 for distribution to the Partnership's customers. In connection with the $75,000 payment, the Partnership recorded a charge of $50,000 in December 2004 with the remaining $25,000 charged against previously established reserves. The $50,000 reduction in net income before allocations to partners was specially allocated to subordinated limited partners and general partners. Additionally, in connection with the settlements, the Partnership's Managing Partner has agreed to voluntarily retire as the Partnership's Managing Partner effective December 31, 2005. For the year ended December 31, 2004, related settlement expenses were included in the consolidated statements of income as Other Operating Expenses.

                                   PART II

Item 8.  Financial Statements and Supplementary Data, continued


NOTE 18 - RELATED PARTIES

EDJ owns a 49.5% limited partnership interest in the investment advisor to the Edward Jones Money Market Fund and a 49.5% limited partnership interest in the investment advisor to the Federated Capital Income Fund. The Partnership does not have management responsibility with regard to the advisors.

Approximately 2% of the Partnership's revenues were derived from the advisors and these funds during 2004 and 3% for 2003 and 2002.

NOTE 19 - QUARTERLY INFORMATION

(Unaudited)
                                                             Quarters Ended
                                                             --------------

                                        March 28,        June 27,       September 26,    December 31,
                                        ---------        --------       ------------     -----------

2003
Total revenue                           $542,661         $637,213         $652,396         $706,592
Net income                                24,742           53,918           53,772           70,878
Net income per weighted average
  $1,000 equivalent limited
  partnership unit outstanding          $  13.15         $  28.67         $  28.58         $  37.68


                                        March 26,        June 25,       September 24,    December 31,
                                        ---------        --------       -------------    ------------

2004
Total revenue                           $725,029         $728,841         $686,397         $751,098
Income before allocations to
  partners                                60,939           72,453           58,910           24,425
Income before allocations to
  partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding          $  28.89         $  34.34         $  27.92         $  35.28*

*The $50,000 reduction in net income before allocations to partners related to regulatory settlements (See Note 17) was specially allocated to subordinated limited partners and general partners, and was not allocated to limited partners.

                                   PART II


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 25, 2005, the Partnership was composed of 265 general partners, 4,812 limited partners and 153 subordinated limited partners. Under the terms of the Partnership Agreement, Douglas E. Hill is designated Managing Partner and in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. The Partnership does not have a formal code of ethics for executives. It relies on the core values and beliefs of the Partnership as well as the Partnership Agreement. The Partnership is in the process of developing a code of ethics and program. Subject to the foregoing, the Partnership is managed by its 265 general partners.

Effective January 1, 2004, John W. Bachmann retired as Managing Partner of the Partnership. Also, effective January 1, 2004, Douglas E. Hill assumed the role of Managing Partner. He has been a partner for 29 years. In connection with the settlements described in Item 3 - Legal Proceedings of this Form 10-K, Mr. Hill has agreed to voluntarily retire as the Managing General Partner of the Registrant on December 31, 2005. Mr. Hill currently plans to remain a partner of the Partnership after that date.

The Executive Committee of the Partnership, throughout 2004, was composed of Douglas E. Hill, Michael R. Holmes, Richie L. Malone, Steven Novik, Darryl
L. Pope and Lawrence R. Sobol. Darryl L. Pope retired as of December 31, 2004, as a result of reaching age 65, the mandatory retirement age under the Partnership's organizational documents. Mr. Pope is currently a subordinated limited partner of the Registrant. Michael R. Holmes retired as of December 31, 2004, as well, and has also been a subordinated limited partner since that date. Furthermore, Norman Eaker, a general partner of the Registrant since 1984 and a member of the Registrant's Management Committee, was appointed to the Executive Committee as of January 15, 2005. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.

Following is a listing of the names of the Executive Committee, ages, year of becoming a general partner and area of responsibility for each as of February 25, 2005:

Name                      Age        Partner        Area of responsibility
--------------------------------------------------------------------------

Douglas E. Hill            60          1974          Managing Partner
Richie L. Malone           56          1979          Information Systems
Steven Novik               55          1983          Finance & Accounting
Lawrence R. Sobol          54          1977          General Counsel
Norman Eaker               48          1984          Global Operations
--------------------------------------------------------------------------

Each member of the Executive Committee has been a general partner of the Partnership for more than five preceding years.

Richie L. Malone is a director of F5 Networks, Inc., Seattle, Washington.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant, continued


Norman Eaker is a member of the Board of Directors of the Depository Trust & Clearing Corporation, the Board of Trustees of the CUSIP Agency, the Operations Committee of the Securities Industry Association and the Board of Governors of the Chicago Stock Exchange. Effective March 31, 2005, Mr. Eaker will no longer serve on the Board of Governors of the Chicago Stock Exchange.

ITEM 11.  EXECUTIVE COMPENSATION

The following table identifies the compensation of the firm's Managing Partner and the five highest compensated individuals of the Partnership during the three most recent years (including respective shares of profit participation).

                                                 (1)             (2)         (3) (4)
                                                                            Net Income
                                                              Deferred       Allocated
                                                               Compen-      to General               Total
                                  Year         Salaries        sation        Partners           (1) (2) (3) (4)
---------------------------------------------------------------------------------------------------------------

Douglas E. Hill (4)               2004         $225,000        $8,508       $1,576,498            $1,810,006
                                  2003          200,000         7,160        4,287,876             4,495,036
                                  2002          181,250         5,620        3,119,026             3,305,896

Richie L. Malone                  2004          175,000         8,508        4,365,620             4,549,128
                                  2003          175,000         7,160        4,192,168             4,374,328
                                  2002          163,750         5,620        3,012,976             3,182,346

Gary D. Reamey                    2004          150,000         8,508        4,365,621             4,524,129
                                  2003          150,000         7,160        4,054,043             4,211,203
                                  2002          138,750         5,620        2,998,277             3,142,647

James D. Weddle                   2004          175,000         8,508        4,053,790             4,237,298
                                  2003          175,000         7,160        3,897,020             4,079,180
                                  2002          163,750         5,620        2,795,363             2,964,733

Steven Novik                      2004          175,000         8,508        3,741,961             3,925,469
                                  2003          175,000         7,160        3,601,872             3,784,032
                                  2002          163,750         5,620        2,458,919             2,628,289

Norman Eaker                      2004          175,000         8,508        3,741,961             3,925,469
                                  2003          175,000         7,160        3,607,446             3,789,606
                                  2002          156,250         5,620        2,458,919             2,620,789
---------------------------------------------------------------------------------------------------------------



                                  PART III

Item 11.  Executive Compensation, continued


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

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from 0.03% to 3.0% in 2004 and 2003, and 0.03% to 3.1% in 2002. At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Net income allocated to general partners excludes income required to be reinvested under the Partnership Agreement.

     Net income allocable to general partners is the amount remaining after payment of interest and earnings on capital invested to limited partners and subordinated limited partners.

(4) Under the settlement agreement with the U.S. Attorney's Office for the Eastern District of Missouri, Mr. Hill absorbed a disproportionate allocation of the settlement cost of approximately $3.1 million reducing Mr. Hill's 2004 net income allocated to general partners and his total remuneration presented in the foregoing table. In the absence of the settlement agreement, Mr. Hill's 2004 net income allocated to general partners and the total presented in the above table would have been $4,677,451 and $4,910,959, respectively.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 214 of the general partners also own limited partnership interests and 48 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 25, 2005:

                             Name of              Amount of
                             Beneficial          Beneficial             % of
Title of Class               Owner               Ownership             Class
-----------------------------------------------------------------------------

Limited Partnership          All General
Interests                    Partners as
                             a Group             $25,241,000             12%

Subordinated                 All General
Limited Partnership          Partners as
Interests                    a Group             $35,235,387             27%

-----------------------------------------------------------------------------

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)                       2004                    2003
                                            ------                  ------
Fees paid by the Partnership:

Audit fees                                  $1,112                  $  897
Audit-related fees (1)                         692                     375
Tax fees (2)                                   813                     488
All other (3)                                   68                     133
                                            ------                  ------

Total fees                                  $2,685                  $1,893
                                            ======                  ======

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

The audit committee pre-approved all audit and non-audit related services in fiscal year 2004. No services were provided under the deminimis fee exception to the audit committee pre-approval requirements.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                                        Page No.

                                        INDEX

(a)  (1)  The following financial statements are included in Part II, Item 8:

     Report of Independent Registered Public Accounting Firm................30

     Consolidated Statements of Financial Condition as of
     December 31, 2004 and 2003.............................................31

     Consolidated Statements of Income for the years ended
     December 31, 2004, 2003 and 2002.......................................33

     Consolidated Statements of Changes in Partnership Capital
     for the years ended December 31, 2004, 2003 and 2002...................34

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................................35

     Notes to Consolidated Financial Statements ............................36

     (2) The following financial statements are included in Schedule I:

     Parent Company Only Condensed Statements of Financial Condition as
     of December 31, 2004 and 2003..........................................62

     Parent Company Only Condensed Statements of Income for the years ended December 31, 2004, 2003 and 2002.................................63

     Parent Company Only Condensed Statements of Cash Flows for the
     years ended December 31, 2004, 2003 and 2002...........................64

     Report of Independent Registered Public Accounting Firm................65

     Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(b)  Exhibits

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

(Registrant)                           THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                       ----------------------------------------

By (Signature and Title)               /s/ Douglas E. Hill
                                       ----------------------------------------
                                       Douglas E. Hill, Chief Executive Officer



Date                                   March 30, 2005
                                       ----------------------------------------
By (Signature and Title)               /s/ Steven Novik
                                       ----------------------------------------
                                       Steven Novik, Chief Financial Officer

Date                                   March 30, 2005
                                       ----------------------------------------

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


                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit
Number    Page      Description

  3.1     *         Fifteenth Amended and Restated Agreement of Registered
                    Limited Liability Limited Partnership of The Jones
                    Financial Companies, L.L.L.P., dated as of May 14, 2004, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2004.

  3.2     *         Fifteenth Restated Certificate of Limited Partnership of
                    the Jones Financial Companies, L.L.L.P., dated as of January 4, 2004, as amended, incorporated herein by reference to Exhibit 3.3 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 25, 2004.

  3.3     *         Form of Limited Partnership Agreement of Edward D. Jones
                    & Co., L.P., incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.1     *         Form of Cash Subordination Agreement between the
                    Registrant and Edward D. Jones & Co., incorporated herein by reference to Exhibit 10.1 to the Company's registration statement of Form S-1 (Reg. No. 33-14955).

 10.2     *         Agreements of Lease between EDJ Leasing Company and
                    Edward D. Jones & Co., L.P., dated August 1, 1991, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended
                    September 27, 1991.

 10.3     *         Edward D. Jones & Co., L.P. Note Purchase Agreement
                    dated as of May 8, 1992, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 26, 1992.

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

           EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, CONTINUED


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

           EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, CONTINUED



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


           EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, CONTINUED



 10.23    *         Note Purchase Agreement by Edward D. Jones & Co., L.P.,
                    for $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated herein by reference to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June
                    28, 2002.

 21       66        Subsidiaries of the Registrant.

 23.1     69        Consent of Independent Registered Public Accounting
                    Firm, filed herewith.

 24       *         Delegation of Power of Attorney to Managing Partner
                    contained within Exhibit 3.1.

 31       70        Certification pursuant to 18 U.S.C. section 1350, as
                    adopted pursuant to section 302 of the Sarbanes-Oxley
                    Act of 2002.

 32       72        Certification pursuant to 18 U.S.C. section 1350, as
                    adopted pursuant to section 906 of the Sarbanes-Oxley
                    Act of 2002.

 99.1     *         Order Instituting Administrative and Cease and Desist
                    proceedings, Making Findings, and Imposing Remedial
                    Sanctions and a Cease-and-Desist Order Pursuant to
                    Section 8A of the Securities Act of 1933 and Sections
                    15(b) and 21C of the Securities Exchange Act of 1934, dated December 22, 2004, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K dated December 27, 2004.

 99.2     *         NASD Letter of Acceptance, Waiver and Consent, dated
                    December 22, 2004, incorporated herein by reference to
                    Exhibit 99.2 to the Company's Form 8-K dated December
                    27, 2004.

 99.3     *         NYSE Stipulation of Facts and Consent to Penalty, dated
                    December 22, 2004, incorporated herein by reference to
                    Exhibit 99.3 to the Company's Form 8-K dated December
                    27, 2004.

 99.4     *         Deferred Consideration Agreement, dated December 22,
                    2004, incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K dated December 27, 2004.


* Incorporated by reference to previously filed exhibits.

                                                                            Schedule I

                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                               (PARENT COMPANY ONLY)

                     CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                     December 31,        December 31,
(Dollars in thousands)                                   2004                2003
--------------------------------------------------------------------------------------

ASSETS:

Cash and cash equivalents                              $  1,731            $  4,364

Investment in subsidiaries                              797,710             769,985

Others assets                                             9,173              11,744

                                                       --------            --------

TOTAL ASSETS                                           $808,614            $786,093
                                                       ========            ========


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
  and accrued expenses                                 $    373            $    807

Partnership capital subject to mandatory
  redemption                                            808,241                   -

                                                       --------            --------
TOTAL LIABILITIES                                       808,614                 807

TOTAL PARTNERSHIP CAPITAL                                     -             785,286

TOTAL LIABILITIES AND PARTNERSHIP
                                                       --------            --------
CAPITAL                                                $808,614            $786,093
                                                       ========            ========

These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                       Schedule I (continued)


                          THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                   (PARENT COMPANY ONLY)

                               CONDENSED STATEMENTS OF INCOME

                                                              Years Ended
                                        ----------------------------------------------------
(Dollars in thousands,                      December 31,      December 31,      December 31,
except per unit information)                    2004              2003              2002
--------------------------------------------------------------------------------------------

NET REVENUE
  Subsidiary earnings                        $ 216,908         $ 200,978         $ 148,066
  Management fee income                         34,864            36,265            35,661
  Other                                            339               645              (280)
                                             ---------         ---------         ---------

    Total revenue                              252,111           237,888           183,447
  Interest expense                              16,507            16,880            17,325
                                             ---------         ---------         ---------

    Net revenue                                235,604           221,008           166,122
                                             ---------         ---------         ---------

OPERATING EXPENSES
  Compensation and benefits                     18,682            17,532            17,065
  Payroll and other taxes                          103                75               115
  Other operating expenses                          92                91                27
                                             ---------         ---------         ---------

    Total operating expenses                    18,877            17,698            17,207
                                             ---------         ---------         ---------

INCOME BEFORE ALLOCATIONS
 TO PARTNERS                                 $ 216,727         $ 203,310         $ 148,915

  Allocations to partners                     (216,727)                -                 -
                                             ---------         ---------         ---------

NET INCOME                                   $       -         $ 203,310         $ 148,915
                                             =========         =========         =========

     These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                   Schedule I (continued)

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                         (PARENT COMPANY ONLY)

                                   CONDENSED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                            2004            2003            2002
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                   $       -       $ 203,310       $ 148,915
  Adjustments to reconcile net income to net cash
   provided by operating activities -
  Income before allocations to partners                          216,727               -               -
  Increase in investment in subsidiaries                         (27,725)        (68,237)        (34,396)
  Decrease (increase) in other assets and liabilities, net         2,137          (6,160)         (1,091)
                                                               ---------       ---------       ---------
  Net cash provided by operating activities                      191,139         128,913         113,428
                                                               ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of partnership interests                               12,727           9,829          13,709
  Redemption of partnership interests                             (5,375)         (7,356)         (5,427)
  Withdrawals and distributions from
   partnership capital                                          (201,124)       (130,442)       (121,968)
                                                               ---------       ---------       ---------

  Net cash used in financing activities                         (193,772)       (127,969)       (113,686)
                                                               ---------       ---------       ---------

  Net (decrease) increase in cash and
   cash equivalents                                               (2,633)            944            (258)

CASH AND CASH EQUIVALENTS,

  Beginning of year                                                4,364           3,420           3,678
                                                               ---------       ---------       ---------

  End of year                                                  $   1,731       $   4,364       $   3,420
                                                               =========       =========       =========

             These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                    FIRM ON FINANCIAL STATEMENT SCHEDULES

To The Jones Financial Companies, L.L.L.P.:

Our audits of the consolidated financial statements referred to in our report dated March 24, 2005 appearing in the Form 10-K of The Jones Financial Companies, L.L.L.P. also included audits of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2005