Form 10-Q
period 2005-03-24
JONES FINANCIAL COMPANIES LP LLP
filed 2005-05-06
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2005    Commission file number 0-16633
                               --------------                           -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
-------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

           MISSOURI                                     43-1450818
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                  63131
-------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code          (314) 515-2000
                                                          ------------------

Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
    Title of each class                            on which registered
    -------------------                           ---------------------

           NONE                                            NONE
-----------------------------                  --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Limited Partnership Interests
-------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [ X ]

As of the filing date, there were no voting securities held by non-affiliates of the registrant.



                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                                   INDEX


                                                                                                 Page
                                                                                                 Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition............................................3
          Consolidated Statements of Income.........................................................5
          Consolidated Statements of Changes in Partnership Capital Subject to Mandatory
              Redemption............................................................................6
          Consolidated Statements of Cash Flows.....................................................7
          Notes to Consolidated Financial Statements................................................8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................18

Item 4.   Controls and Procedures..................................................................18


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................19

Item 6.   Exhibits.................................................................................19

          Signatures...............................................................................20


                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                              THE JONES FINANCIAL COMPANIES, L.L.L.P.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               ASSETS


                                                                       (Unaudited)
                                                                         March 24,     December 31,
(Dollars in thousands)                                                     2005            2004
------------------------------------------------------------------------------------  --------------
Cash and cash equivalents                                              $   223,327     $   194,089

Securities purchased under agreements to resell                            115,000         275,000

Receivable from:
   Customers                                                             2,484,241       2,498,688
   Brokers, dealers and clearing organizations                             225,724         221,535
   Mortgages and loans                                                     147,844         150,377

Securities owned, at market value
   Inventory securities                                                     77,132          48,730
   Investment securities                                                   209,074         220,048

Equipment, property and improvements, at cost,
   net of accumulated depreciation                                         303,652         316,814

Other assets                                                               202,791         174,222
                                                                      --------------  --------------

   TOTAL ASSETS                                                        $ 3,988,785     $ 4,099,503
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



                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                              THE JONES FINANCIAL COMPANIES, L.L.L.P.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            LIABILITIES


                                                                       (Unaudited)
                                                                         March 24,     December 31,
(Dollars in thousands)                                                     2005            2004
------------------------------------------------------------------------------------  --------------
Payable to:
   Customers                                                           $ 2,075,501     $ 2,131,217
   Brokers, dealers and clearing organizations                              77,281          71,535
   Depositors                                                              109,991         117,337

Securities sold, not yet purchased, at market value                         20,797          38,808

Accounts payable and accrued expenses                                      167,244         193,435

Accrued compensation and employee benefits                                 270,031         285,754

Federal Home Loan Bank advances                                             37,266          33,928

Long-term debt                                                              31,065          31,823
                                                                      --------------  --------------
                                                                         2,789,176       2,903,837
                                                                      --------------  --------------

Liabilities subordinated to claims of general creditors                    387,425         387,425
                                                                      --------------  --------------

Commitments and contingencies (See Notes)                                        -               -

Partnership capital subject to mandatory redemption,
   net of reserve for anticipated withdrawals                              774,799         751,674

Reserve for anticipated withdrawals                                         37,385          56,567
                                                                      --------------  --------------
Total partnership capital subject to mandatory redemption                  812,184         808,241
                                                                      --------------  --------------

TOTAL LIABILITIES                                                      $ 3,988,785     $ 4,099,503
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


                        PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements


                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                                                 Three Months Ended
                                                          -------------------------------
(Dollars in thousands,                                      March 24,        March 26,
except per unit information)                                  2005             2004
-----------------------------------------------------------------------------------------
Revenue:
  Trade Revenue
    Commissions                                            $   390,879     $    405,274
    Principal transactions                                      55,708           65,604
    Investment banking                                           7,691            4,524
  Fee Revenue
    Asset fees                                                 165,511          141,272
    Account and activity fees                                   83,596           74,432
    Interest and dividends                                      45,796           33,200
    Other revenue                                                6,616              723
                                                          -------------   --------------
      Total revenue                                            755,797          725,029
  Interest expense                                              13,559           13,967
                                                          -------------   --------------
      Net revenue                                              742,238          711,062
                                                          -------------   --------------
Operating expenses:
  Compensation and benefits                                    443,527          426,896
  Communications and data processing                            65,433           68,169
  Occupancy and equipment                                       64,188           61,794
  Payroll and other taxes                                       31,390           31,915
  Advertising                                                   17,622           11,072
  Postage and shipping                                          15,182           10,718
  Floor brokerage and clearance fees                             3,570            3,135
  Other operating expenses                                      37,346           36,424
                                                          -------------   --------------
      Total operating expenses                                 678,258          650,123
                                                          -------------   --------------

Income before allocations to partners                           63,980           60,939

Allocations to partners:
  Limited partners                                               6,632            6,405
  Subordinated limited partners                                  8,099            6,722
  General partners                                              49,249           47,812
                                                          -------------   --------------

Net Income                                                 $         -     $          -
                                                          =============   ==============

Income before allocations to partners
per weighted average $1,000
equivalent limited partnership unit outstanding            $     30.64     $      28.89
                                                          =============   ==============

Weighted average $1,000 equivalent
limited partnership units outstanding                          216,449          221,703
                                                          =============   ==============



  The accompanying notes are an integral part of these consolidated financial statements


                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                             SUBJECT TO MANDATORY REDEMPTION
                                  THREE MONTHS ENDED MARCH 24, 2005 AND MARCH 26, 2004
                                                       (Unaudited)

                                                                           Subordinated
                                                          Limited            Limited            General
                                                        Partnership        Partnership        Partnership
(Dollars in thousands)                                    Capital            Capital            Capital         Total
------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
   MANDATORY REDEMPTION, JANUARY 1,
   2004                                                 $  237,845         $  112,406         $  435,035      $ 785,286

 Reserve for anticipated withdrawals                       (15,345)            (8,468)           (34,193)       (58,006)
                                                       -------------      -------------      -------------   ------------

 Partnership capital subject to mandatory
   redemption, net of reserves for anticipated
   withdrawals, January 1, 2004                            222,500            103,938            400,842        727,280

 Issuance of partnership interests                               -             10,878                  -         10,878
 Redemption of partnership interests                        (1,109)               (50)                 -         (1,159)
 Income allocated to partners                                6,405              6,722             47,812         60,939
 Withdrawals and distributions                                  (8)              (252)            (1,649)        (1,909)
                                                       -------------      -------------      -------------   ------------
 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
   MANDATORY REDEMPTION, MARCH 26, 2004                    227,788            121,236            447,005        796,029
 Reserve for anticipated withdrawals                        (6,397)            (6,470)           (32,967)       (45,834)
                                                       -------------      -------------      -------------   ------------

 Partnership capital subject to mandatory
   redemption, net of reserves for anticipated
   withdrawals, March 26, 2004                          $  221,391         $  114,766         $  414,038      $ 750,195
                                                       =============      =============      =============   ============

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
   MANDATORY REDEMPTION, DECEMBER 31, 2004              $  234,296         $  115,951         $  457,994      $ 808,241
 Reserve for anticipated withdrawals                       (16,721)            (3,469)           (36,377)       (56,567)
                                                       -------------      -------------      -------------   ------------

 Partnership capital subject to mandatory
   redemption, net of reserves for anticipated
   withdrawals, December 31, 2004                          217,575            112,482            421,617        751,674

 Issuance of partnership interests                               -             20,471                  -         20,471
 Redemption of partnership interests                        (1,426)                 -            (16,738)       (18,164)
 Income allocated to partners                                6,632              8,099             49,249         63,980
 Withdrawals and distributions                                  (7)              (154)            (5,616)        (5,777)
                                                       -------------      -------------      -------------   ------------
 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
   MANDATORY REDEMPTION, MARCH 24, 2005                    222,774            140,898            448,512        812,184
 Reserve for anticipated withdrawals                        (6,625)            (7,945)           (22,815)       (37,385)
                                                       -------------      -------------      -------------   ------------
 Partnership capital subject to mandatory
   redemption, net of reserves for anticipated
   withdrawals, March 24, 2005                          $  216,149         $  132,953         $  425,697      $ 774,799
                                                       =============      =============      =============   ============


                 The accompanying notes are an integral part of these consolidated financial statements.


                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)




                                                                           Three Months Ended
                                                                      ---------------------------
                                                                       March 24,       March 26,
(Dollars in thousands)                                                    2005           2004
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $       -      $       -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                 63,980         60,939
    Depreciation and amortization                                         21,725         24,277
  Changes in assets and liabilities:
   Securities purchased under agreements to resell                       160,000         97,000
   Net receivable from customers                                         (41,269)       (99,251)
   Net receivable from brokers, dealers and
    clearing organizations                                                 1,557        (64,788)
   Receivable from mortgages and loans                                     2,533         (3,848)
   Securities owned, net                                                 (35,439)        46,628
   Other assets                                                          (28,569)        (6,340)
   Payable to depositors                                                  (7,346)           373
   Accounts payable and accrued expenses                                 (26,191)        11,688
   Accrued compensation and employee benefits                            (15,723)        (1,269)
                                                                      ------------   ------------
   Net cash provided by operating activities                              95,258         65,409
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                   (8,563)        (8,877)
                                                                      ------------   ------------
   Net cash used in investing activities                                  (8,563)        (8,877)
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Federal Home Loan Bank advances, net                         3,338          2,999
  Repayment of long-term debt                                               (758)          (694)
  Issuance of partnership interests                                       20,471         10,878
  Redemption of partnership interests                                    (18,164)        (1,159)
  Withdrawals and distributions from partnership capital                 (62,344)       (59,915)
                                                                      ------------   ------------
   Net cash used in financing activities                                 (57,457)       (47,891)
                                                                      ------------   ------------
   Net increase in cash and cash equivalents                              29,238          8,641

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                    194,089        187,980
                                                                      ------------   ------------
  End of period                                                        $ 223,327      $ 196,621
                                                                      ============   ============


Cash paid for interest                                                 $  11,197      $  10,988
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


                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements



                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

             (Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries
(collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests owned are accounted for under the equity method.

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is comprised of three registered broker-dealers primarily serving individual investors. EDJ primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Co.

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

Under the terms of the Partnership Agreement, a partner's capital will be redeemed by the Partnership in the event of the partner's death, resignation or termination. In the event of the partner's death, the Partnership must redeem the partner's capital within six months. Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital. Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership's managing partner has the discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including the liabilities subordinated to claims of general creditors.

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations. Certain prior period amounts have been reclassified to conform to the current year presentation.

                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


The results of operations for the three months ended March 24, 2005 and March 26, 2004 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnerships Annual Report on Form 10-K for the year ended December 31, 2004.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions comprise charges to customers for the sale of securities, insurance products and mutual fund shares.

Asset fees revenue is composed primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership's customers' assets invested in those companies' products. The asset-based portion of the Partnership's revenues related to its interest in the Edward Jones Money Market Fund is also included in asset fees revenues.

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

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

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

Since the Partnership is obligated to redeem a partner's capital after a partner's death, accounting principles generally accepted in the United States require all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners must be classified on the Partnership's statement of income as interest expense and is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the quarters ended March 24, 2005 and March 26, 2004. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


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

The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $774,799, consists of $216,149 of limited partnership capital issued in $1,000 units, $132,953 of subordinated limited partnership capital and $425,697 of general partnership capital as of March 24, 2005. Reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year. The $7,945 of Subordinated Limited Partnership reserve for anticipated withdrawals does not include $4,520 of subordinated limited partnership capital redemptions scheduled to be paid within the next twelve months.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $4,059 and $4,158 for the quarter ended March 24, 2005 and March 26, 2004, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, and the capital rules of the New York Stock Exchange, Inc. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if the resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At March 24, 2005, EDJ's Net Capital of $598,738 was 24.7% of debit items and its Net Capital in excess of the minimum required was $550,167. Net Capital as a percentage of aggregate debit items after anticipated withdrawals, which are scheduled subordinated debt principal payments through September 30, 2005, was 22.9%. Net capital and the related capital percentage may fluctuate on a daily basis.

At March 24, 2005, the Partnership's foreign broker-dealer subsidiaries were in compliance with regulatory capital requirements in the jurisdictions in which they operate.


                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


CONTINGENCIES

In the normal course of business, the Partnership has been named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved from time to time in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines and/or penalties. Recently, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004.

Also, in the normal course of business, the Partnership enters into contract which contain indemnification provisions, such as purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements. Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if other parties fail to perform, or if certain events occur. These indemnification provisions will vary based upon the contract. The Partnership may in turn obtain indemnifications from other parties in certain contracts. These indemnification provisions are not expected to have a material impact on the Partnership's results of operations or financial condition.


                        PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

Due to the adoption of SFAS No. 150 on January 1, 2004, we are providing certain information in this discussion of our results of operations, including a measure of income before allocations to partners, that may be considered financial measures not in accordance with generally accepted accounting principles ("GAAP") in the United States of America. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented financial measures internally to understand and assess the performance of our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenue). In the Partnership's Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends net of interest expense and other revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 24, 2005 AND
MARCH 26, 2004

For the first three months of 2005, net revenue increased 4% ($31.2 million) to $742.2 million, while income before allocations to partners increased 5% ($3.0 million) to $64.0 million. The Partnership's profit margin based on income before allocations to partners increased to 8.5% in the first quarter of 2005, from 8.4% in the first quarter of 2004. The Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to growth in customer asset values and higher account and activity fees. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 161 Investment Representatives ("IRs") during the twelve months ended March 24, 2005, ending the quarter with 9,543 IRs, an increase of 2%.

TRADE REVENUE

Trade revenue comprised 61% of net revenue for the first quarter of 2005, down from 67% for the first quarter of 2004. Conversely net fee revenue comprised 39% for the first quarter of 2005, up from 33% in the corresponding period.

Trade revenue of $454.3 million decreased 4% ($21.1 million) during the first quarter of 2005 due primarily to a decrease in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue) and a lower gross margin earned on customer dollars invested compared to the first quarter of 2004. Total customer dollars invested were $17.6 billion during the first quarter of 2005, a 1% ($0.2 billion) decrease from the first quarter of 2004. The Partnership's margin earned on each $1,000 invested decreased to $25.90 in the first quarter of 2005 from $26.60 in the first quarter of 2004. Year over year, customer dollars invested shifted to fixed income products, primarily from mutual funds and individual equities.

                        PART I. FINANCIAL INFORMATION


Commissions revenue decreased 4% ($14.4 million) for the first quarter of 2005 to $390.9 million. Commissions revenue decreased year over year due primarily to a 5% ($0.7 billion) decrease in customer dollars invested to $12.9 billion. Underlying the decrease in commissions revenues, mutual fund commissions decreased 4% ($10.9 million) and equity commissions decreased 7% ($5.5 million). The following table summarizes commissions revenue quarter over quarter:

                                      (in millions) Quarter ended
                                  -----------------------------------
                                    March 24,              March 26,
                                      2005                   2004
                                  ------------           ------------
Mutual funds                       $   264.8              $   275.7
Equities                                78.3                   83.8
Insurance                               47.7                   45.7
Corporate bonds                          0.1                    0.1
                                  ------------           ------------
                                   $   390.9              $   405.3
                                  ===========            ============

Principal transactions revenue decreased 15% ($9.9 million) to $55.7 million during the first quarter of 2005 due primarily to a shift in customer dollars invested from higher margin longer maturity bonds to lower margin shorter maturity certificates of deposit. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $11.90 during the first quarter of 2005 from $15.10 during the first quarter of 2004. Customers invested $4.5 billion in principal transactions in the first quarter of 2005 compared to $4.2 billion in the first quarter of 2004, an increase of 7%. Revenue from corporate bonds decreased 29% ($6.1 million), government bonds decreased 28% ($2.4 million) and municipal bonds decreased 11% ($2.1 million), while certificates of deposit increased 78% ($2.9 million). The following table summarizes principal transaction revenue quarter over quarter:

                                          (in millions) Quarter ended
                                      -----------------------------------
                                        March 24,              March 26,
                                          2005                   2004
                                      ------------           ------------
Municipal bonds                        $    17.4              $    19.5
Corporate bonds                             14.7                   20.8
Certificates of deposit                      6.5                    3.6
Government bonds                             6.2                    8.6
Collateralized mortgage obligations          5.7                    6.8
Unit investment trusts                       5.2                    6.3
                                      ------------           ------------
                                       $    55.7              $    65.6
                                      ===========            ============

Investment banking revenue increased 70% ($3.2 million) during the first quarter of 2005 to $7.7 million, due primarily to an increase in syndicate corporate debt offerings in the current quarter.

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of interest expense, increased 22% ($52.3 million) to $288.0 million during the first quarter of 2005. Asset fees increased 17% ($24.2 million) to $165.5 million due to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $33.4 billion or 20% to $197.9 billion in the first quarter of 2005 compared to $164.6 billion in the first quarter of 2004.

                        PART I. FINANCIAL INFORMATION


Account and activity fees, and other revenue of $90.2 million increased 20% ($15.1 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 16% ($6.5 million) to $46.7 million, due to a 18% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 14%, resulting in custodial fee revenue growth of 10% ($1.9 million) to $21.0 million. Fee revenue from mutual fund and insurance sales fees increased 48% ($1.5 million) to $4.6 million due to higher sales volumes. The Partnership's gain on investment securities included in other revenue increased $3.5 million year over year.

Net interest and dividend income increased 68% ($13.0 million) to $32.2 million during the first quarter of 2005 due to an increase in customer margin loans outstanding and an increase in interest rates. Interest income from customer loans increased 44% ($11.9 million). Average customer margin loan balances were $2.4 billion in the first quarter of 2005, compared to $2.1 billion in the first quarter of 2004, an increase of 14%. The average rate earned on customer loan balances increased to approximately 6.30% during the first quarter of 2005 from approximately 4.94% during the first quarter of 2004.

Operating expenses increased 4% ($28.1 million) to $678.3 million during the first quarter of 2005. Compensation and benefits costs increased 4% ($16.6 million) to $443.5 million. Within compensation and benefits costs, payroll expense increased 13% ($15.8 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership had 9,858 branch staff associates as of March 24, 2005, compared to 9,599 branch staff associates as of March 26, 2004. Effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for the first quarter of 2005 was $6.5 million.

Advertising expenses increased 59% ($6.6 million) to $17.6 million during the first quarter of 2005 primarily due to the launch of a new advertising campaign in January 2005. Postage and shipping expense increased 42% ($4.5 million) to $15.2 million primarily due to mailing costs associated with the Partnership's mutual fund settlements in December 2004 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004).

MUTUAL FUND MATTERS

Recently, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry issues including market timing, late trading, the failure of various broker-dealers to provide breakpoint discounts to mutual fund purchasers, the sale of certain mutual fund share classes and the manner in which mutual fund and annuity companies compensate broker-dealers.

The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004.

                        PART I. FINANCIAL INFORMATION


In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker- dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 68% of its total revenue from sales and services related to mutual fund and annuity products in the first quarter of 2005 and 2004. The Partnership derived 34% of its total revenue for the first quarter of 2005 and 31% for the first quarter of 2004 from one vendor. Significant reductions in the revenues from these products could have a material impact on the Partnership's Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at March 24, 2005, excluding the reserve for anticipated withdrawals, was $774.8 million, compared to $751.7 million at December 31, 2004. The increase is primarily due to the retention of General Partner earnings ($27.3 million) and the issuance of Subordinated Limited Partner interests ($20.5 million), offset by redemption of General Partner and Limited Partner interests ($16.7 million and $1.4 million, respectively), and General Partner withdrawals of $5.7 million.

At March 24, 2005, the Partnership had $223.3 million in cash and cash equivalents. Lines of credit are in place aggregating $1.160 billion ($1.110 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at March 24, 2005. The Association had loans from The Federal Home Loan Bank of $37.3 million as of March 24, 2005 which were secured by mortgage loans.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the three months ended March 24, 2005.

For the three months ended March 24, 2005, cash and cash equivalents increased $29.2 million. Cash provided by operating activities was $95.3 million. The primary sources of cash from operating activities include a decrease in securities purchased under agreements to resell and income before allocations to partners adjusted for depreciation. These increases to cash and cash equivalents were partially offset by an increase in inventory and a decrease in accounts payable and accrued expenses. Cash used in investing activities was $8.6 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $57.5 million, consisting primarily of partnership withdrawals ($62.3 million) and redemption of partnership interests ($18.2 million) offset by issuance of Subordinated Limited Partner interests ($20.5 million).

                        PART I. FINANCIAL INFORMATION


As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 24, 2005, EDJ's Net Capital of $598.7 million was 24.7% of aggregate debit items and its Net Capital in excess of the minimum required was $550.2 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through September 30, 2005, as a percentage of aggregate debit items was 22.9%. Net capital and the related capital percentage may fluctuate on a daily basis.

CRITICAL ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which may affect its results of operations.

The Partnership believes that of its significant accounting policies, the following critical policies may involve a higher degree of judgment and complexity:

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

The following significant accounting policies require estimates that involve a higher degree of judgment and complexity:

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

For additional discussions of the Partnership's accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004.

                        PART I. FINANCIAL INFORMATION


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


FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "project," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences include, but are not limited to, the following: (1) general economic conditions; (2) actions of competitors; (3) regulatory actions; (4) changes in legislation; (5) changes in technology; (6) a fluctuation or decline in the market value of securities; (7) rising interest rates; (8) securities theft; (9) litigation, including that involving mutual fund matters; and (10) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes except to the extent required by applicable securities laws.


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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At March 24, 2005, amounts receivable from customers were $2.484 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $16.5 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $27.9 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the three months ended March 24, 2005 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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



                         PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings - See "Contingencies" in Part 1, Item 1 of this Form 10-Q and Part 1, Item 3 "Legal Proceedings" from the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004.

ITEM 6.   Exhibits



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

  31.            21-22             Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
                                   302 of the Sarbanes-Oxley act of 2002.

  32.            23-24             Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
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



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                          THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                      -----------------------------------------


By (Signature and Title)                         /s/ Douglas E. Hill
                                      -----------------------------------------
                                      Douglas E. Hill, Chief Executive Officer




Date                                  May 5, 2005
                                      -----------------------------------------




By (Signature and Title)                         /s/ Steven Novik
                                      -----------------------------------------
                                      Steven Novik, Chief Financial Officer



Date                                  May 5, 2005
                                      -----------------------------------------