Form 10-Q
period 2005-06-24
JONES FINANCIAL COMPANIES LP LLP
filed 2005-08-05
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2005    Commission file number 0-16633
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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                          Page
                                                                         Number

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition....................3
          Consolidated Statements of Income.................................5
          Consolidated Statements of Changes in Partnership Capital
              Subject to Mandatory Redemption...............................6
          Consolidated Statements of Cash Flows.............................7
          Notes to Consolidated Financial Statements........................8

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......21

Item 4.   Controls and Procedures..........................................21


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................22

Item 6.   Exhibits.........................................................23

          Signatures.......................................................24

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       ASSETS

                                                                                     (Unaudited)
                                                                                      June 24,           December 31,
(Dollars in thousands)                                                                  2005                 2004
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                            $  188,538           $  194,089

Securities purchased under agreements to resell                                          56,000              275,000

Receivable from:
  Customers                                                                           2,481,024            2,498,688
  Brokers, dealers and clearing organizations                                           201,388              221,535
  Mortgages and loans                                                                   146,871              150,377

Securities owned, at market value
  Inventory securities                                                                   98,675               48,730
  Investment securities                                                                 186,641              220,048

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                                        303,253              316,814

Other assets                                                                            212,151              174,222
                                                                                     ----------           ----------

    TOTAL ASSETS                                                                     $3,874,541           $4,099,503
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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                      LIABILITIES

                                                                                    (Unaudited)
                                                                                      June 24,           December 31,
(Dollars in thousands)                                                                  2005                 2004
---------------------------------------------------------------------------------------------------------------------

Payable to:
  Customers                                                                          $1,907,610           $2,131,217
  Brokers, dealers and clearing organizations                                           113,040               71,535
  Depositors                                                                            108,299              117,337

Securities sold, not yet purchased, at market value                                      25,440               38,808

Accounts payable and accrued expenses                                                   181,151              193,435

Accrued compensation and employee benefits                                              270,224              285,754

Federal Home Loan Bank advances                                                          39,479               33,928

Long-term debt                                                                           30,294               31,823
                                                                                     ----------           ----------
                                                                                      2,675,537            2,903,837
                                                                                     ----------           ----------

Liabilities subordinated to claims of general creditors                                 377,200              387,425
                                                                                     ----------           ----------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                                             789,838              751,674

Reserve for anticipated withdrawals                                                      31,966               56,567
                                                                                     ----------           ----------
Total partnership capital subject to mandatory redemption                               821,804              808,241
                                                                                     ----------           ----------

    TOTAL LIABILITIES                                                                $3,874,541           $4,099,503
                                                                                     ==========           ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                Three Months Ended                Six Months Ended
                                                            ---------------------------      ---------------------------
(Dollars in thousands,                                       June 24,         June 25,        June 24,         June 25,
except per unit information)                                   2005             2004            2005             2004
------------------------------------------------------------------------------------------------------------------------

Revenue:
  Trade Revenue
    Commissions                                              $398,271         $362,298      $  789,150       $  767,572
    Principal transactions                                     58,231           98,460         113,939          164,064
    Investment banking                                         11,393            8,599          19,084           13,123
  Fee Revenue
    Asset fees                                                176,419          144,622         341,930          285,894
    Account and activity fees                                  84,965           77,399         168,561          151,831
    Interest and dividends                                     50,866           35,938          96,662           69,138
    Other revenue                                               4,124            1,525          10,740            2,248
                                                             --------         --------      ----------       ----------
      Total revenue                                           784,269          728,841       1,540,066        1,453,870
  Interest expense                                             14,026           14,015          27,585           27,982
                                                             --------         --------      ----------       ----------
      Net revenue                                             770,243          714,826       1,512,481        1,425,888
                                                             --------         --------      ----------       ----------
Operating expenses:
  Compensation and benefits                                   457,710          418,861         901,237          845,757
  Communications and data processing                           67,052           68,520         132,485          136,689
  Occupancy and equipment                                      64,696           62,385         128,884          124,179
  Payroll and other taxes                                      28,068           26,052          59,458           57,967
  Advertising                                                  13,261           11,260          30,883           22,332
  Postage and shipping                                         11,131           11,325          26,313           22,044
  Floor brokerage and clearance fees                            3,971            3,503           7,541            6,638
  Other operating expenses                                     47,648           40,467          84,994           76,890
                                                             --------         --------      ----------       ----------
      Total operating expenses                                693,537          642,373       1,371,795        1,292,496
                                                             --------         --------      ----------       ----------

Income before allocations to partners                          76,706           72,453         140,686          133,392

Allocations to partners:
  Limited partners                                              7,915            7,580          14,547           13,985
  Subordinated limited partners                                 9,238            7,819          17,337           14,541
  General partners                                             59,553           57,054         108,802          104,866
                                                             --------         --------      ----------       ----------

Net Income                                                   $      -         $      -      $        -       $        -
                                                             ========         ========      ==========       ==========

Income before allocations to partners
 per weighted average $1,000
 equivalent limited partnership unit outstanding             $  36.73         $  34.34      $    67.37       $    63.23
                                                             ========         ========      ==========       ==========

Weighted average $1,000 equivalent
 limited partnership units outstanding                        215,491          220,734         215,927          221,177
                                                             ========         ========      ==========       ==========


               The accompanying notes are an integral part of these consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                            SUBJECT TO MANDATORY REDEMPTION
                                   SIX MONTHS ENDED JUNE 24, 2005 AND JUNE 25, 2004
                                                       (Unaudited)

                                                                           Subordinated
                                                          Limited            Limited            General
                                                        Partnership        Partnership        Partnership
(Dollars in thousands)                                    Capital            Capital            Capital          Total
------------------------------------------------------------------------------------------------------------------------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, JANUARY 1, 2004                             $237,845           $112,406           $435,035       $785,286
Reserve for anticipated withdrawals                        (15,345)            (8,468)           (34,193)       (58,006)
                                                          --------           --------           --------       --------
Partnership capital subject to mandatory
  redemption, net of reserves for anticipated
  withdrawals, January 1, 2004                             222,500            103,938            400,842        727,280
Issuance of partnership interests                                -             10,878                  -         10,878
Redemption of partnership interests                         (2,307)              (100)                 -         (2,407)
Income allocated to partners                                13,985             14,541            104,866        133,392
Withdrawals and distributions                               (1,078)           (13,294)           (61,653)       (76,025)
                                                          --------           --------           --------       --------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, JUNE 25, 2004                                233,100            115,963            444,055        793,118
Reserve for anticipated withdrawals                        (12,907)            (1,247)           (14,270)       (28,424)
                                                          --------           --------           --------       --------
Partnership capital subject to mandatory
  redemption, net of reserves for anticipated
  withdrawals, June 25, 2004                              $220,193           $114,716           $429,785       $764,694
                                                          ========           ========           ========       ========

TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, DECEMBER 31, 2004                           $234,296           $115,951           $457,994       $808,241
Reserve for anticipated withdrawals                        (16,721)            (3,469)           (36,377)       (56,567)
                                                          --------           --------           --------       --------
Partnership capital subject to mandatory
  redemption, net of reserves for anticipated
  withdrawals, December 31, 2004                           217,575            112,482            421,617        751,674
Issuance of partnership interests                                -             22,891                  -         22,891
Redemption of partnership interests                         (2,698)                 -            (18,858)       (21,556)
Income allocated to partners                                14,547             17,337            108,802        140,686
Withdrawals and distributions                               (1,018)           (15,419)           (55,454)       (71,891)
                                                          --------           --------           --------       --------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, JUNE 24, 2005                                228,406            137,291            456,107        821,804
Reserve for anticipated withdrawals                        (13,529)            (1,919)           (16,518)       (31,966)
                                                          --------           --------           --------       --------
Partnership capital subject to mandatory
  redemption, net of reserves for anticipated
  withdrawals, June 24, 2005                              $214,877           $135,372           $439,589       $789,838
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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                               Six Months Ended
                                                                           -------------------------
                                                                            June 24,       June 25,
(Dollars in thousands)                                                        2005           2004
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $       -      $       -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                    140,686        133,392
    Depreciation and amortization                                             44,192         47,039
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                          219,000        277,000
    Net receivable from customers                                           (205,943)      (317,913)
    Net receivable from brokers, dealers and
     clearing organizations                                                   61,652        (28,101)
    Receivable from mortgages and loans                                        3,506         (8,762)
    Securities owned, net                                                    (29,906)        78,766
    Other assets                                                             (37,929)        (9,663)
    Payable to depositors                                                     (9,038)         5,332
    Accounts payable and accrued expenses                                    (12,284)        16,146
    Accrued compensation and employee benefits                               (15,530)       (33,243)
                                                                           ---------      ---------
    Net cash provided by operating activities                                158,406        159,993
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                      (30,631)       (32,718)
                                                                           ---------      ---------
    Net cash used in investing activities                                    (30,631)       (32,718)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Federal Home Loan Bank advances, net                             5,551         10,155
  Repayment of long-term debt                                                 (1,529)        (1,402)
  Repayment of subordinated debt                                             (10,225)       (10,225)
  Issuance of partnership interests                                           22,891         10,878
  Redemption of partnership interests                                        (21,556)        (2,407)
  Withdrawals and distributions from partnership capital                    (128,458)      (134,031)
                                                                           ---------      ---------
    Net cash used in financing activities                                   (133,326)      (127,032)
                                                                           ---------      ---------
    Net (decrease)/increase in cash and cash equivalents                      (5,551)           243

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                        194,089        187,980
                                                                           ---------      ---------
  End of period                                                            $ 188,538      $ 188,223
                                                                           =========      =========

Cash paid for interest                                                     $  25,199      $  27,866
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

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("EDJ"), is comprised of three registered broker-dealers primarily serving individual investors. EDJ primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. EDJ conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in central Missouri. Additionally, the Association offers trust services to EDJ customers through its division, the Edward Jones Trust Company.

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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


The results of operations for the three and six months ended June 24, 2005 and June 25, 2004 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the sale of securities, insurance products and mutual fund shares.

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

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership's customers' assets invested in those companies' products. The asset-based portion of the Partnership's revenues related to its interest in the Edward Jones Money Market Fund is also included in asset fees revenue.

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

Since the Partnership is obligated to redeem a partner's capital after a partner's death, accounting principles generally accepted in the United States of America ("GAAP") as promulagated in SFAS No. 150 require all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners must be classified in the Partnership's statement of income as interest expense and is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three and six month periods ended June 24, 2005 and June 25, 2004. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners in the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership's three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss (as defined in the Partnership Agreement) in any year in which there is net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement.

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $789,838, consists of $214,877 of limited partnership capital issued in $1,000 units, $135,372 of subordinated limited partnership capital and $439,589 of general partnership capital as of June 24, 2005. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year. The $1,919 of Subordinated Limited Partnership reserve for anticipated withdrawals does not include $4,976 of subordinated limited partnership capital redemptions scheduled to be paid within the next twelve months.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $8,100 and $8,300 for the six months ended June 24, 2005 and June 25, 2004, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

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

At June 24, 2005, EDJ's Net Capital of $598,664 was 24.7% of debit items and its Net Capital in excess of the minimum required was $550,233. Net Capital as a percentage of aggregate debit items after anticipated withdrawals, which are scheduled subordinated debt principal payments through December 31, 2005, was 23.4%. Net capital and the related capital percentage may fluctuate on a daily basis.

At June 24, 2005, the Partnership's foreign broker-dealer subsidiaries were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in both the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004 and this Form 10-Q.

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

                        PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

Due to the adoption of SFAS No. 150 on January 1, 2004, we are providing certain information in this discussion of our results of operations, including a measure of income before allocations to partners, that may be considered financial measures not in accordance with GAAP. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented financial measures internally to understand and assess the performance of our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 24, 2005 AND JUNE 25, 2004

For the second quarter of 2005, net revenue increased 8% ($55.4 million) to $770.2 million, while income before allocations to partners increased 6% ($4.3 million) to $76.7 million. The Partnership's profit margin based on income before allocations to partners decreased to 9.8% in the second quarter of 2005, from 9.9% in the second quarter of 2004. The Partnership's net revenue and income before allocations to partners primarily increased due to growth in customer asset values and higher account and activity fees. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal and regulatory settlements and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 223 Investment Representatives ("IRs") during the twelve months ended June 24, 2005, ending the quarter with 9,605 IRs, an increase of 2% from 9,382.

TRADE REVENUE

Trade revenue comprised 61% of net revenue for the second quarter of 2005, down from 66% for the second quarter of 2004. Conversely, net fee revenue comprised 39% for the second quarter of 2005, up from 34% in the second quarter of 2004.

Trade revenue of $467.9 million decreased $1.5 million during the second quarter of 2005 compared to the same period in the prior year. Trade revenue decreased primarily due to a lower gross margin earned on customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue) offset by an increase in customer dollars invested when compared to the second quarter of 2004. The Partnership's margin earned on each $1,000 invested decreased to $24.80 for the second quarter of 2005 from $26.50 in 2004. Quarter over quarter, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested. Total customer dollars invested were $18.8 billion during the second quarter of 2005, a 6% ($1.1 billion) increase from the second quarter of 2004.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Commissions revenue increased 10% ($36.0 million) for the second quarter of 2005 to $398.3 million. Commissions revenue increased quarter over quarter due primarily to a 12% ($1.4 billion) increase in customer dollars invested to $13.2 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 9% ($21.5 million) and equity commissions increased 15% ($10.7 million). The following table summarizes commissions revenue quarter over quarter:

                                              Quarter ended (in millions)
                                            -------------------------------
                                            June 24,               June 25,
                                              2005                   2004
                                            --------               --------
Mutual funds                                 $263.8                 $242.3
Equities                                       80.2                   69.5
Insurance                                      54.1                   50.4
Corporate bonds                                 0.2                    0.1
                                             ------                 ------
                                             $398.3                 $362.3
                                             ======                 ======

Principal transactions revenue decreased 41% ($40.2 million) to $58.2 million during the second quarter of 2005 due primarily to a shift in customer dollars invested from higher margin longer maturity bonds to lower margin shorter maturity certificates of deposit and a decrease in customer dollars invested. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $10.01 during the second quarter of 2005 from $17.00 during the second quarter of 2004. Customers invested $5.2 billion in principal transactions in the second quarter of 2005 compared to $5.6 billion in the second quarter of 2004, a decrease of 7%. Revenue from municipal bonds decreased 50% ($18.9 million), corporate bonds decreased 65% ($20.0 million) and government bonds decreased 58% ($6.7 million) while certificates of deposit increased 136% ($5.7 million). The following table summarizes principal transaction revenue quarter over quarter:

                                              Quarter ended (in millions)
                                            -------------------------------
                                            June 24,               June 25,
                                              2005                   2004
                                            --------               --------
Municipal bonds                               $19.2                 $38.1
Corporate bonds                                11.0                  31.0
Certificates of deposit                         9.9                   4.2
Unit investment trusts                          6.7                   5.9
Collateralized mortgage obligations             6.5                   7.7
Government bonds                                4.9                  11.6
                                              -----                 -----
                                              $58.2                 $98.5
                                              =====                 =====

Investment banking revenue increased 33% ($2.8 million) during the second quarter of 2005 to $11.4 million, due primarily to an increase in syndicate corporate debt offerings in the current quarter.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of interest expense, increased 23% ($56.9 million) to $302.3 million during the second quarter of 2005. Asset fees increased 22% ($31.8 million) to $176.4 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $32.1 billion or 19% to $201.7 billion in the second quarter of 2005 compared to $169.6 billion in the second quarter of 2004.

Account and activity fees, and other revenue of $89.1 million increased 13% ($10.2 million) quarter over quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 14% ($6.1 million) to $48.9 million, due to a 17% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 14%, resulting in custodial fee revenue growth of 23% ($4.2 million) to $22.1 million.

Net interest and dividend income increased 68% ($14.9 million) to $36.8 million during the second quarter of 2005 due primarily to an increase in interest rates combined with an increase in customer margin loans outstanding. Interest income from customer loans increased 47% ($13.7 million). The average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 6.79% during the second quarter of 2005 from approximately 4.93% during the second quarter of 2004. Average customer margin loan balances were $2.5 billion in the second quarter of 2005, compared to $2.3 billion in the second quarter of 2004, an increase of 7%.

Operating expenses increased 8% ($51.2 million) to $693.5 million during the second quarter of 2005. Compensation and benefits costs increased 9% ($38.8 million) to $457.7 million. Within compensation and benefits costs, sales compensation increased 4% ($8.5 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarter associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 28% ($12.4 million). Headquarters and branch payroll expense increased 14% ($17.8 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. In addition, effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for the second quarter of 2005 was $7.2 million. On a full time equivalent basis, the Partnership had 10,013 branch staff associates as of June 24, 2005, compared to 9,795 branch staff associates as of June 25, 2004.

Payroll and other taxes increased 8% ($2.0 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates. Advertising expenses increased 18% ($2.0 million) to $13.3 million during the second quarter of 2005 primarily due to the launch of a new advertising campaign in January 2005. Other operating expenses increased 18% ($7.2 million) due primarily to costs associated with legal and regulatory settlements. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004 for additional discussion on regulatory settlements).

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 24, 2005 AND JUNE 25, 2004

For the first six months of 2005, net revenue increased 6% ($86.6 million) to $1.512 billion, while income before allocations to partners increased 6% ($7.3 million) to $140.7 million. The Partnership's profit margin based on income before allocations to partners decreased to 9.1% for the first six months of 2005, from 9.2% for the first six months of 2004. Year over year, the Partnership's net revenue and income before allocations to partners increased due primarily to growth in customer asset values, higher account and activity fees and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal and regulatory settlements and to costs associated with the continued expansion and enhancement of the Partnership's branch office network.

TRADE REVENUE

Trade revenue comprised 61% of net revenue for the first six months of 2005, down from 66% for the first six months of 2004. Conversely net fee revenue comprised 39% for the first six months of 2005, up from 34% in the corresponding period.

Trade revenue of $922.2 million decreased 2% ($22.6 million) during the first six months of 2005 due primarily to lower gross margin earned on customer dollars invested partially offset by an increase in customer dollars invested when compared to the first six months of 2004. The Partnership's margin earned on each $1,000 invested decreased to $25.30 for the first six months of 2005 from $26.60 in 2004 primarily due to a shift in customer dollars invested to shorter term fixed income products with lower margins from longer term higher margin fixed income products. Total customer dollars invested were $36.4 billion during the first six months of 2005, a 2% ($0.8 billion) increase from the first six months of 2004.

Commissions revenue increased 3% ($21.6 million) for the first six months of 2005 to $789.2 million. Commissions revenue increased year over year due primarily to a 4% ($0.8 billion) increase in customer dollars invested to $26.1 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 2% ($10.4 million), equity commissions increased 4% ($5.3 million) and insurance commissions increased 6% ($5.8 million). The following table summarizes commissions revenue year over year:

                                             Six months ended (in millions)
                                            -------------------------------
                                            June 24,               June 25,
                                              2005                   2004
                                            --------               --------
Mutual funds                                 $528.5                 $518.1
Equities                                      158.6                  153.3
Insurance                                     101.8                   96.0
Corporate bonds                                 0.3                    0.2
                                             ------                 ------
                                             $789.2                 $767.6
                                             ======                 ======

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Principal transactions revenue decreased 31% ($50.1 million) to $113.9 million during the first six months of 2005 due primarily to a shift in customer dollars invested from higher margin longer maturity bonds to lower margin shorter maturity certificates of deposit. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $11.20 during the first six months of 2005 from $16.20 during the first six months of 2004. Customers invested $9.6 billion in principal transactions during the first six months of 2005 compared to $9.8 billion during the first six months of 2004, a decrease of 2%. Revenue from corporate bonds decreased 50% ($26.1 million), municipal bonds decreased 37% ($21.0 million) and government bonds decreased 46% ($9.2 million), while certificates of deposit increased 109% ($8.6 million). The following table summarizes principal transaction revenue year over year:

                                             Six months ended (in millions)
                                            -------------------------------
                                            June 24,               June 25,
                                              2005                   2004
                                            --------               --------
Municipal bonds                              $ 36.6                 $ 57.6
Corporate bonds                                25.7                   51.8
Certificates of deposit                        16.5                    7.9
Collateralized mortgage obligations            12.3                   14.5
Unit investment trusts                         11.8                   12.1
Government bonds                               11.0                   20.2
                                             ------                 ------
                                             $113.9                 $164.1
                                             ======                 ======

Investment banking revenue increased 45% ($6.0 million) during the first six months of 2005 to $19.1 million, due primarily to an increase in syndicate corporate debt offerings in the current year.

NET FEE REVENUE

Net fee revenue increased 23% ($109.2 million) to $590.3 million during the first six months of 2005. Asset fees increased 20% ($56.0 million) to $341.9 million primarily due to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $32.7 billion or 20% to $200.0 billion in the first six months of 2005 compared to $167.3 billion in the first six months of 2004.

Account and activity fees, and other revenue of $179.3 million increased 16% ($25.2 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 15% ($12.5 million) to $95.6 million, due to a 17% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 14%, resulting in custodial fee revenue growth of 17% ($6.1 million) to $43.2 million. The Partnership's gain on investment securities included in other revenue increased $2.9 million year over year.

Net interest and dividend income increased 68% ($27.9 million) to $69.1 million during the first six months of 2005 due primarily to an increase in interest rates and an increase in customer margin loans outstanding. Interest income from customer loans increased 46% ($25.6 million). The average rate earned on customer loan balances increased to approximately 6.55% during the first six months of 2005 from approximately 4.94% during the first six months of 2004, as a result of increased short-term interest rates over the past year. Average customer margin loan balances were $2.5 billion in the first six months of 2005, compared to $2.3 billion in the first six months of 2004, an increase of 10%.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Operating expenses increased 6% ($79.3 million) to $1.372 billion during the first six months of 2005. Compensation and benefits costs increased 7% ($55.5 million) to $901.2 million. Within compensation and benefits costs, sales compensation increased 3% ($13.0 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarter associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 9% ($9.2 million). Headquarter and branch payroll expense increased 14% ($33.6 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. In addition, effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for the first six months of 2005 was $13.7 million.

Advertising expenses increased 38% ($8.6 million) to $30.9 million during the first six months of 2005 primarily due to the launch of a new advertising campaign in January 2005. Postage and shipping expense increased 19% ($4.3 million) to $26.3 million primarily due to mailing costs associated with the Partnership's mutual fund settlements which were executed in December 2004. Other operating expenses have increased 11% ($8.1 million) primarily due to costs associated with regulatory settlements. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004 for additional discussion on regulatory settlements).

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

The NASD is examining the practices of certain broker-dealers, including EDJ, with respect to mutual fund net asset value ("NAV") transfer programs during the period from 2002 through June 2004. During this period, the prospectuses of several mutual fund companies provided that under certain circumstances investors were eligible to purchase shares at net asset value (i.e., without any deduction for a sales load). The NASD is investigating whether EDJ and other broker-dealers complied with the terms of the prospectuses with respect to these NAV transfer programs. In response to NASD requests for information, EDJ has identified transactions that involved payments by EDJ customers of front-end sales loads under circumstances where customers may have been eligible to purchase shares at NAV. The NASD has requested documents and information from EDJ, and EDJ is cooperating in the investigation. No determination of any amount that may be due to customers has been made at this time.

On August 5, 2005, the Partnership entered into a consent order with the Missouri Securities Division to resolve the Division's investigation into the Partnership's disclosure of revenue sharing arrangements involving certain mutual fund companies. Under the terms of the consent order, the Partnership is to report on its compliance with its earlier consent orders and agreements with the SEC, USAO, NYSE and NASD regarding revenue sharing as well as reporting on the Partnership's mutual fund research program. In addition, the Partnership agreed to pay a $650,000 civil penalty for the benefit of Missouri's public schools and to pay $850,000 into other specified Missouri educational programs.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


For additional discussions of mutual fund matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004.

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 67% of its total revenue from sales and services related to mutual fund and annuity products in the first six months of 2005 and 66% in the first six months of 2004. The Partnership derived 31% of its total revenue for the first six months of 2005 and 32% for the first six months of 2004 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at June 24, 2005, excluding the reserve for anticipated withdrawals, was $789.8 million, compared to $751.7 million at December 31, 2004. The increase is primarily due to the retention of General Partner earnings ($42.1 million) and the issuance of Subordinated Limited Partner interests ($22.9 million), offset by redemption of General Partner and Limited Partner interests ($18.9 million and $2.7 million, respectively), and General Partner withdrawals of $5.2 million. Additionally, $5.0 million of Subordinated Limited Partner capital is scheduled to be paid within the next twelve months.

At June 24, 2005, the Partnership had $188.5 million in cash and cash equivalents. Lines of credit are in place aggregating $1.160 billion ($1.110 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at June 24, 2005. The Association had loans from The Federal Home Loan Bank of $39.5 million as of June 24, 2005 which were secured by mortgage loans.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the six months ended June 24, 2005.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


For the six months ended June 24, 2005, cash and cash equivalents decreased $5.6 million. Cash provided by operating activities was $158.4 million. The primary sources of cash from operating activities include a decrease in securities purchased under agreements to resell, a decrease in net receivable from brokers, dealers and clearing organizations, income before allocations to partners and depreciation. These increases to cash and cash equivalents were partially offset by a decrease in net receivable from customers and to growth in other assets and securities owned, net. Cash used in investing activities was $30.6 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $133.3 million, consisting primarily of partnership withdrawals and distributions ($128.5 million), redemption of partnership interests ($21.6 million) and repayment of subordinated debt ($10.2 million) offset by issuance of Subordinated Limited Partner interests ($22.9 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 24, 2005, EDJ's Net Capital of $598.7 million was 24.7% of aggregate debit items and its Net Capital in excess of the minimum required was $550.2 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through December 31, 2005, as a percentage of aggregate debit items was 23.4%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

Some of the factors that might cause differences include, but are not limited to, the following: (1) regulatory actions; (2) litigation, including that involving mutual fund matters; (3) changes in legislation; (4) actions of competitors; (5) changes in technology; (6) a fluctuation or decline in the market value of securities; (7) rising interest rates; (8) securities theft; (9) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; and (10) general economic conditions. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes except to the extent required by applicable securities laws.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At June 24, 2005, amounts receivable from customers were $2.481 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $16.8 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $27.6 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the six months ended June 24, 2005 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                         PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

The NASD is examining the practices of certain broker-dealers, including EDJ, with respect to mutual fund net asset value ("NAV") transfer programs during the period from 2002 through June 2004. During this period, the prospectuses of several mutual fund companies provided that under certain circumstances investors were eligible to purchase shares at net asset value (i.e., without any deduction for a sales load). The NASD is investigating whether EDJ and other broker-dealers complied with the terms of the prospectuses with respect to these NAV transfer programs. In response to NASD requests for information, EDJ has identified transactions that involved payments by EDJ customers of front-end sales loads under circumstances where customers may have been eligible to purchase shares at NAV. The NASD has requested documents and information from EDJ, and EDJ is cooperating in the investigation. No determination of any amount that may be due to customers has been made at this time. The Partnership believes that any such amount will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

On August 5, 2005, the Partnership entered into a consent order with the Missouri Securities Division to resolve the Division's investigation into the Partnership's disclosure of revenue sharing arrangements involving certain mutual fund companies. Under the terms of the consent order, the Partnership is to report on its compliance with its earlier consent orders and agreements with the SEC, USAO, NYSE and NASD regarding revenue sharing as well as reporting on the Partnership's mutual fund research program. In addition, the Partnership agreed to pay a $650,000 civil penalty for the benefit of Missouri's public schools and to pay $850,000 into other specified Missouri educational programs.

See also "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

                         PART II. OTHER INFORMATION

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

 31.    25-26  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 32.    27-28  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to previously filed exhibits.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                     THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                 ---------------------------------------

By (Signature and Title)                 /s/ Douglas E. Hill
                                 ----------------------------------------
                                 Douglas E. Hill, Chief Executive Officer

Date                             August 5, 2005
                                 ----------------------------------------


By (Signature and Title)                  /s/ Steven Novik
                                 ----------------------------------------
                                   Steven Novik, Chief Financial Officer

Date                             August 5, 2005
                                 ----------------------------------------