Form 10-Q
period 2005-09-30
JONES FINANCIAL COMPANIES LP LLP
filed 2005-11-14
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                  Commission file number
          September 30, 2005                                0-16633
          ------------------                                -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

           MISSOURI                                       43-1450818
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

          12555 Manchester Road
           Des Peres, Missouri                               63131
------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code       (314) 515-2000
                                                       ------------------

Securities registered pursuant to Section 12(b) of the act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------

                 NONE                                     NONE
-------------------------------------    -------------------------------------

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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                          Page
                                                                         Number

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition.......................3
         Consolidated Statements of Income....................................5
         Consolidated Statements of Changes in Partnership Capital
           Subject to Mandatory Redemption....................................6
         Consolidated Statements of Cash Flows................................7
         Notes to Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........21

Item 4.  Controls and Procedures.............................................21


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................22

Item 6.  Exhibits............................................................22

         Signatures..........................................................23

                                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             ASSETS

                                                                (Unaudited)
                                                               September 30,        December 31,
(Dollars in thousands)                                              2005                2004
------------------------------------------------------------------------------------------------

Cash and cash equivalents                                       $  235,864           $  194,089

Securities purchased under agreements to resell                    190,000              275,000

Receivable from:
  Customers                                                      2,470,058            2,498,688
  Brokers, dealers and clearing organizations                      232,245              221,535
  Mortgages and loans                                              139,341              150,377

Securities owned, at market value
  Inventory securities                                             150,657               48,730
  Investment securities                                            158,359              220,048

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                   309,921              316,814

Other assets                                                       196,557              174,222
                                                                ----------           ----------

    TOTAL ASSETS                                                $4,083,002           $4,099,503
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

                                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              LIABILITIES

                                                                     (Unaudited)
                                                                    September 30,        December 31,
(Dollars in thousands)                                                  2005                 2004
-----------------------------------------------------------------------------------------------------

Bank Loans                                                           $    6,500           $        -

Payable to:
  Customers                                                           2,040,676            2,131,217
  Brokers, dealers and clearing organizations                            97,399               71,535
  Depositors                                                            104,343              117,337

Securities sold, not yet purchased, at market value                      44,462               38,808

Accounts payable and accrued expenses                                   185,291              193,435

Accrued compensation and employee benefits                              348,124              285,754

Federal Home Loan Bank advances                                          34,951               33,928

Long-term debt                                                           24,510               31,823
                                                                     ----------           ----------
                                                                      2,886,256            2,903,837
                                                                     ----------           ----------

Liabilities subordinated to claims of general creditors                 344,200              387,425
                                                                     ----------           ----------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                             804,146              751,674

Reserve for anticipated withdrawals                                      48,400               56,567
                                                                     ----------           ----------
Total partnership capital subject to mandatory redemption               852,546              808,241
                                                                     ----------           ----------

    TOTAL LIABILITIES                                                $4,083,002           $4,099,503
                                                                     ==========           ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                           --------------------------------      -------------------------------
(Dollars in thousands,                                     September 30,      September 24,      September 30,     September 24,
except per unit information)                                   2005               2004               2005              2004
-------------------------------------------------------------------------------------------      -------------------------------

Revenue:
  Trade Revenue
    Commissions                                              $412,213           $334,017          $1,201,363        $1,101,589
    Principal transactions                                     60,576             78,212             174,515           242,276
    Investment banking                                          8,141              8,300              27,225            21,423
  Fee Revenue
    Asset fees                                                186,364            145,394             528,294           431,288
    Account and activity fees                                  82,517             75,015             251,078           226,846
    Interest and dividends                                     54,436             39,090             151,098           108,228
    Other revenue                                               4,288              6,369              15,028             8,617
                                                             --------           --------          ----------        ----------
      Total revenue                                           808,535            686,397           2,348,601         2,140,267
  Interest expense                                             13,761             13,818              41,346            41,800
                                                             --------           --------          ----------        ----------
      Net revenue                                             794,774            672,579           2,307,255         2,098,467
                                                             --------           --------          ----------        ----------
Operating expenses:
  Compensation and benefits                                   472,019            395,152           1,373,256         1,240,909
  Communications and data processing                           63,497             69,657             195,982           206,346
  Occupancy and equipment                                      65,984             62,577             194,868           186,756
  Payroll and other taxes                                      26,617             21,758              86,075            79,725
  Advertising                                                  10,159             11,909              41,042            34,241
  Postage and shipping                                         12,031             10,693              38,344            32,736
  Floor brokerage and clearance fees                            3,603              3,269              11,144             9,907
  Other operating expenses                                     52,398             38,654             137,392           115,545
                                                             --------           --------          ----------        ----------
      Total operating expenses                                706,308            613,669           2,078,103         1,906,165
                                                             --------           --------          ----------        ----------

Income before allocations to partners                          88,466             58,910             229,152           192,302

Allocations to partners:
  Limited partners                                              9,061              6,125              23,608            20,110
  Subordinated limited partners                                10,523              6,246              27,860            20,787
  General partners                                             68,882             46,539             177,684           151,405
                                                             --------           --------          ----------        ----------

Net Income                                                   $      -           $      -          $        -        $        -
                                                             ========           ========          ==========        ==========

Income before allocations to partners
 per weighted average $1,000
 equivalent limited partnership units outstanding            $  42.34           $  27.92          $   109.71        $    91.15
                                                             ========           ========          ==========        ==========

Weighted average $1,000 equivalent
 limited partnership units outstanding                        214,006            219,377             215,185           220,625
                                                             ========           ========          ==========        ==========

                    The accompanying notes are an integral part of these consolidated financial statements.

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                          SUBJECT TO MANDATORY REDEMPTION
                            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004
                                                    (Unaudited)

                                                                        Subordinated
                                                          Limited          Limited        General
                                                        Partnership      Partnership    Partnership
(Dollars in thousands)                                    Capital          Capital        Capital          Total
-------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION , JANUARY 1, 2004                           $237,845         $112,406       $435,035        $ 785,286
Reserve for anticipated withdrawals                       (15,345)          (8,468)       (34,193)         (58,006)
                                                         --------         --------       --------        ---------
Partnership capital subject to mandatory
 redemption, net of reserves for anticipated
 withdrawals, January 1, 2004                             222,500          103,938        400,842          727,280
Issuance of partnership interests                               -           12,727              -           12,727
Redemption of partnership interests                        (3,783)            (450)             -           (4,233)
Income allocated to partners                               20,110           20,787        151,405          192,302
Withdrawals and distributions                              (1,179)         (19,330)       (95,744)        (116,253)
                                                         --------         --------       --------        ---------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, SEPTEMBER 24, 2004                          237,648          117,672        456,503          811,823
Reserve for anticipated withdrawals                       (18,931)          (1,458)       (13,872)         (34,261)
                                                         --------         --------       --------        ---------
Partnership capital subject to mandatory
 redemption, net of reserves for anticipated
 withdrawals, September 24, 2004                         $218,717         $116,214       $442,631        $ 777,562
                                                         ========         ========       ========        =========

TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, DECEMBER 31, 2004                          $234,296         $115,951       $457,994        $ 808,241
Reserve for anticipated withdrawals                       (16,721)          (3,469)       (36,377)         (56,567)
                                                         --------         --------       --------        ---------
Partnership capital subject to mandatory
 redemption, net of reserves for anticipated
 withdrawals, December 31, 2004                           217,575          112,482        421,617          751,674
Issuance of partnership interests                               -           24,207              -           24,207
Redemption of partnership interests                        (4,197)          (1,491)       (26,900)         (32,588)
Income allocated to partners                               23,608           27,860        177,684          229,152
Withdrawals and distributions                              (1,150)         (24,565)       (94,184)        (119,899)
                                                         --------         --------       --------        ---------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, SEPTEMBER 30, 2005                          235,836          138,493        478,217          852,546
Reserve for anticipated withdrawals                       (22,458)          (3,295)       (22,647)         (48,400)
                                                         --------         --------       --------        ---------
Partnership capital subject to mandatory
 redemption, net of reserves for anticipated
 withdrawals, September 30, 2005                         $213,378         $135,198       $455,570        $ 804,146
                                                         ========         ========       ========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)

                                                                         Nine Months Ended
                                                                 ---------------------------------
                                                                 September 30,       September 24,
(Dollars in thousands)                                               2005                2004
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $       -           $       -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                            229,152             192,302
    Depreciation                                                      66,880              71,842
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                   85,000             290,000
    Net receivable from customers                                    (61,911)           (442,948)
    Net receivable from brokers, dealers and
     clearing organizations                                           15,154             (11,711)
    Receivable from mortgages and loans                               11,036             (18,314)
    Securities owned, net                                            (34,584)            105,315
    Other assets                                                     (22,335)            (49,475)
    Bank loans                                                         6,500              49,000
    Payable to depositors                                            (12,994)              7,138
    Accounts payable and accrued expenses                             (8,144)             38,123
    Accrued compensation and employee benefits                        62,370              14,213
                                                                   ---------           ---------
    Net cash provided by operating activities                        336,124             245,485
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net              (59,987)            (56,649)
                                                                   ---------           ---------
    Net cash used in investing activities                            (59,987)            (56,649)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Federal Home Loan Bank advances, net                     1,023               8,655
  Repayment of long-term debt                                         (7,313)             (2,123)
  Repayment of subordinated debt                                     (43,225)            (20,725)
  Issuance of partnership interests                                   24,207              12,727
  Redemption of partnership interests                                (32,588)             (4,233)
  Withdrawals and distributions from partnership capital            (176,466)           (174,259)
                                                                   ---------           ---------
    Net cash used in financing activities                           (234,362)           (179,958)
                                                                   ---------           ---------
    Net increase in cash and cash equivalents                         41,775               8,878

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                194,089             187,980
                                                                   ---------           ---------
  End of period                                                    $ 235,864           $ 196,858
                                                                   =========           =========

Cash paid for interest                                             $  39,007           $  39,230
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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The results of operations for the three and nine months ended September 30, 2005 and September 24, 2004 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Investment banking revenues are derived from the Partnership's underwriting and distribution of securities on behalf of issuers.

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

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

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

Since the Partnership is obligated to redeem a partner's capital after a partner's death, accounting principles generally accepted in the United States of America ("GAAP") as promulgated in SFAS No. 150 require all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners is considered interest expense and is classified as a reduction of income before allocations to partners in the Partnership's statement of income, which results in a presentation of $0 net income for the three and nine month periods ended September 30, 2005 and September 24, 2004. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $804,146 consists of $213,378 of limited partnership capital issued in $1,000 units, $135,198 of subordinated limited partnership capital and $455,570 of general partnership capital as of September 30, 2005. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year. The $3,295 of subordinated limited partnership reserve for anticipated withdrawals reflects undistributed profits only and does not include $4,976 of subordinated limited partnership capital redemptions scheduled to be paid within the next twelve months.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $12,100 and $12,400 for the nine months ended September 30, 2005 and September 24, 2004, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, EDJ is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, and the capital rules of the New York Stock Exchange, ("NYSE"). Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if the resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At September 30, 2005, EDJ's Net Capital of $587,818 was 24.5% of debit items and its Net Capital in excess of the minimum required was $539,827. Net Capital as a percentage of aggregate debit items after anticipated withdrawals, which are scheduled subordinated debt principal payments through March 31, 2006, was 24.5%. Net capital and the related capital percentage may fluctuate on a daily basis.

At September 30, 2005, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Quarterly Reports on Form 10-Q for the fiscal quarters ended March 24, 2005, June 24, 2005 and this Form 10-Q.

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, such as purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements. Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if other parties fail to perform, or if certain events occur. These indemnification provisions will vary based upon the contract. The Partnership may in turn obtain indemnifications from other parties in certain contracts. The Partnership does not expect these indemnification provisions to have a material impact on its consolidated results of operations or financial condition.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004

For the third quarter of 2005, net revenue increased 18% ($122.2 million) to $794.8 million, while income before allocations to partners increased 50% ($29.6 million) to $88.5 million. The Partnership's profit margin based on income before allocations to partners increased to 10.9% in the third quarter of 2005, from 8.6% in the third quarter of 2004. The Partnership's net revenue, income before allocations to partners and profit margin primarily increased due to increased customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), growth in customer asset values and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal and regulatory settlements and costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 215 Investment Representatives ("IRs") during the twelve months ended September 30, 2005, ending the quarter with 9,634 IRs, an increase of 2% from 9,419 IRs as of September 24, 2004.

TRADE REVENUE

Trade revenue comprised 61% of net revenue for the third quarter of 2005, down from 63% for the third quarter of 2004. Conversely, net fee revenue comprised 39% for the third quarter of 2005, up from 37% in the third quarter of 2004.

Trade revenue of $480.9 million increased 14% ($60.4 million) during the third quarter of 2005 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars invested partially offset by a lower average gross margin earned on customer dollars invested when compared to the third quarter of 2004. Total customer dollars invested were $19.9 billion during the third quarter of 2005, a 23% ($3.7 billion) increase from the third quarter of 2004 due in part to five additional selling days in 2005. The Partnership's margin earned on each $1,000 invested decreased to $24.20 for the third quarter of 2005 from $25.90 in 2004. Quarter over quarter, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Commissions revenue increased 23% ($78.2 million) for the third quarter of 2005 to $412.2 million. Commissions revenue increased quarter over quarter due primarily to a 19% ($2.2 billion) increase in customer dollars invested to $14.0 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 26% ($56.0 million) and equity commissions increased 25% ($17.6 million). The following table summarizes commissions revenue quarter over quarter:

                                                Quarter ended (in millions)
                                           -----------------------------------
                                           September 30,         September 24,
                                               2005                  2004
                                           -------------         -------------
Mutual funds                                  $270.3                $214.3
Equities                                        87.0                  69.4
Insurance                                       54.7                  50.2
Corporate bonds                                  0.2                   0.1
                                              ------                ------
                                              $412.2                $334.0
                                              ======                ======

Principal transactions revenue decreased 23% ($17.6 million) to $60.6 million during the third quarter of 2005 due primarily to a shift in customer dollars invested from higher margin, longer maturity bonds to lower margin, shorter maturity certificates of deposit, partially offset by an increase in customer dollars invested. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $10.20 during the third quarter of 2005 from $14.80 during the third quarter of 2004. Customers invested $5.5 billion in principal transactions in the third quarter of 2005 compared to $5.1 billion in the third quarter of 2004, an increase of 9%. Revenue from municipal bonds decreased 27% ($7.5 million), corporate bonds decreased 50% ($12.0 million) and government bonds decreased 32% ($2.5 million) while certificates of deposit increased 34% ($2.3 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                Quarter ended (in millions)
                                           -----------------------------------
                                           September 30,         September 24,
                                               2005                  2004
                                           -------------         -------------
Municipal bonds                               $20.4                 $27.9
Corporate bonds                                11.8                  23.8
Certificates of deposit                         9.0                   6.7
Collateralized mortgage obligations             7.3                   5.8
Unit investment trusts                          6.6                   6.0
Government bonds                                5.5                   8.0
                                              -----                 -----
                                              $60.6                 $78.2
                                              =====                 =====

Investment banking revenue decreased 2% ($0.2 million) during the third quarter of 2005 to $8.1 million, due to decreases in syndicate corporate equity and debt offerings partially offset by increases in municipal offerings in the current quarter.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of interest expense, increased 25% ($61.8 million) to $313.8 million during the third quarter of 2005. Asset fees increased 28% ($41.0 million) to $186.4 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased 22% ($38.2 billion) to $212.4 billion in the third quarter of 2005 compared to $174.2 billion in the third quarter of 2004.

Account and activity fees, and Other revenue of $86.8 million increased 7% ($5.4 million) quarter over quarter primarily due to an increase in revenue received from sub-transfer agent services performed for mutual fund companies which increased 14% ($6.1 million) to $50.0 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 16%.

Net interest and dividend income increased 61% ($15.4 million) to $40.7 million during the third quarter of 2005 due primarily to an increase in interest rates. Interest income from customer loans increased 39% ($12.7 million). The average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 7.25% during the third quarter of 2005 from approximately 5.27% during the third quarter of 2004.

Operating expenses increased 15% ($92.6 million) to $706.3 million during the third quarter of 2005. Compensation and benefits costs increased 20% ($76.9 million) to $472.0 million. Within compensation and benefits costs, sales compensation increased 15% ($33.4 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarter associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 74% ($25.2 million). Headquarters and branch payroll expense increased 15% ($18.4 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. Effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for the third quarter of 2005 was $7.7 million. On a full time equivalent basis, the Partnership had 4,026 headquarters associates and 10,055 branch staff associates as of September 30, 2005, compared to 3,951 headquarters associates and 9,810 branch staff associates as of September 24, 2004.

Payroll and other taxes increased 22% ($4.9 million) due to higher sales compensation, variable compensation and payroll expense as well as the increased number of full time equivalent associates. Other operating expenses increased 36% ($13.7 million) due primarily to costs associated with legal matters and regulatory settlements. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 24, 2005 and June 24, 2005 for additional discussion on legal matters and regulatory settlements).

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004

For the first nine months of 2005, net revenue increased 10% ($208.8 million) to $2.307 billion, while income before allocations to partners increased 19% ($36.9 million) to $229.2 million. The Partnership's profit margin based on income before allocations to partners increased to 9.8% for the first nine months of 2005, from 9.0% for the first nine months of 2004. Year over year, the Partnership's net revenue, income before allocations to partners and profit margin increased due primarily to growth in customer asset values, higher account and activity fees and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal and regulatory settlements and costs associated with the continued expansion and enhancement of the Partnership's branch office network.

TRADE REVENUE

Trade revenue comprised 61% of net revenue for the first nine months of 2005, down from 65% for the first nine months of 2004. Conversely, net fee revenue comprised 39% for the first nine months of 2005, up from 35% in the corresponding period.

Trade revenue of $1.403 billion increased 3% ($37.8 million) during the first nine months of 2005 due primarily to an increase in customer dollars invested when compared to the first nine months of 2004 partially offset by a lower gross margin earned on customer dollars invested. Total customer dollars invested were $56.3 billion during the first nine months of 2005, an 8% ($4.5 billion) increase from the first nine months of 2004, due in part to five additional selling days in 2005. The Partnership's margin earned on each $1,000 invested decreased to $24.90 for the first nine months of 2005 from $26.40 in 2004 primarily due to a shift in customer dollars invested to shorter term fixed income products with lower margins from longer term higher margin fixed income products.

Commissions revenue increased 9% ($99.8 million) for the first nine months of 2005 to $1.201 billion. Commissions revenue increased year over year due primarily to a 10% ($4.1 billion) increase in customer dollars invested to $40.1 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 9% ($66.3 million), equity commissions increased 10% ($22.9 million) and insurance commissions increased 7% (10.4 million). The following table summarizes commissions revenue year over year:

                                             Nine months ended (in millions)
                                           -----------------------------------
                                           September 30,         September 24,
                                               2005                  2004
                                           -------------         -------------
Mutual funds                                 $  798.7              $  732.4
Equities                                        245.6                 222.7
Insurance                                       156.6                 146.2
Corporate bonds                                   0.5                   0.3
                                             --------              --------
                                             $1,201.4              $1,101.6
                                             ========              ========

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal transactions revenue decreased 28% ($67.8 million) to $174.5 million during the first nine months of 2005 due primarily to a shift in customer dollars invested from higher margin, longer maturity bonds to lower margin, shorter maturity certificates of deposit. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $10.80 during the first nine months of 2005 from $15.70 during the first nine months of 2004. Customers invested $15.1 billion in principal transactions during the first nine months of 2005 compared to $14.9 billion during the first nine months of 2004, an increase of 1%. Revenue from corporate bonds decreased 50% ($38.0 million), municipal bonds decreased 33% ($28.5 million) and government bonds decreased 42% ($11.8 million), while certificates of deposit increased 75% ($10.9 million). The following table summarizes principal transaction revenue year over year:

                                             Nine months ended (in millions)
                                           -----------------------------------
                                           September 30,         September 24,
                                               2005                  2004
                                           -------------         -------------
Municipal bonds                               $ 57.0                $ 85.5
Corporate bonds                                 37.5                  75.5
Certificates of deposit                         25.5                  14.6
Collateralized mortgage obligations             19.6                  20.3
Unit investment trusts                          18.5                  18.2
Government bonds                                16.4                  28.2
                                              ------                ------
                                              $174.5                $242.3
                                              ======                ======

Investment banking revenue increased 27% ($5.8 million) during the first nine months of 2005 to $27.2 million, due primarily to an increase in syndicate corporate debt offerings in the current year.

NET FEE REVENUE

Net fee revenue increased 23% ($171.0 million) to $904.2 million during the first nine months of 2005. Asset fees increased 23% ($97.0 million) to $528.3 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased 21% ($35.3 billion) to $204.7 billion in the first nine months of 2005 compared to $169.4 billion in the first six months of 2004.

Account and activity fees, and other revenue of $266.1 million increased 13% ($30.6 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 15% ($18.6 million) to $145.6 million, due to a 16% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 14%, resulting in custodial fee revenue growth of 15% ($8.1 million) to $60.5 million.

Net interest and dividend income increased 65% ($43.3 million) to $109.8 million during the first nine months of 2005 due primarily to an increase in interest rates and an increase in customer margin loans outstanding. Interest income from customer loans increased 43% ($38.3 million). The average rate earned on customer loan balances increased to approximately 6.78% during the first nine months of 2005 from approximately 5.05% during the first nine months of 2004, as a result of increased short-term interest rates over the past year. Average customer margin loan balances were $2.5 billion in the first nine months of 2005, compared to $2.3 billion in the first nine months of 2004, an increase of 7%.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 9% ($171.9 million) to $2.078 billion during the first nine months of 2005. Compensation and benefits costs increased 11% ($132.3 million) to $1.373 billion. Within compensation and benefits costs, sales compensation increased 7% ($46.3 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarter associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 26% ($34.4 million). Headquarter and branch payroll expense increased 14% ($52.0 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. Effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for the first nine months of 2005 was $21.4 million.

Advertising expenses increased 20% ($6.8 million) to $41.0 million during the first nine months of 2005 primarily due to the launch of a new advertising campaign in January 2005. Postage and shipping expense increased 17% ($5.6 million) to $38.3 million primarily due to mailing costs associated with the Partnership's mutual fund settlements which were executed in December 2004. Other operating expenses have increased 19% ($21.8 million) primarily due to costs associated with legal matters and regulatory settlements. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 24, 2005 and June 24, 2005 for additional discussion on legal matters and regulatory settlements).

MUTUAL FUND MATTERS

Recently, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry issues including market timing, late trading, the failure of various broker-dealers to provide breakpoint discounts to mutual fund purchasers, the sale of certain mutual fund share classes, mutual fund net asset value transfer programs and the manner in which mutual fund and annuity companies compensate broker-dealers.

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

The National Association of Securities Dealers ("NASD") is examining the practices of certain broker-dealers, including EDJ, with respect to mutual fund net asset value ("NAV") transfer programs during the period from 2001 through June 2004. During this period, the prospectuses of several mutual fund companies provided that under certain circumstances investors were eligible to purchase shares at net asset value (i.e., without any deduction for a sales load). The NASD is investigating whether EDJ and other broker-dealers complied with the terms of the prospectuses with respect to these NAV transfer programs. In response to NASD requests for information, EDJ has identified transactions that involved payments by EDJ customers of front-end sales loads or purchases of share classes with contingent deferred sales charges under circumstances where customers may have been eligible to purchase shares at NAV. The NASD has requested documents and information from EDJ, and EDJ is cooperating in the investigation. No determination of any amount that may be due to customers has been made at this time.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


On August 5, 2005, the Partnership entered into a consent order with the Missouri Securities Division to resolve the Division's investigation into the Partnership's disclosure of revenue sharing arrangements involving certain mutual fund companies. Under the terms of the consent order, the Partnership is to report on its compliance with its earlier consent orders and agreements with the SEC, U.S. Attorney's Office for the Eastern District of Missouri, NYSE and NASD regarding revenue sharing as well as reporting on the Partnership's mutual fund research program. In addition, the Partnership agreed to pay a $650,000 civil penalty for the benefit of Missouri's public schools and to pay $850,000 into other specified Missouri educational programs.

For additional discussions of mutual fund matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 24, 2005 and June 24, 2005.

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 67% of its total revenue from sales and services related to mutual fund and annuity products in the first nine months of 2005 and 66% in the first nine months of 2004. The Partnership derived 31% of its total revenue for the first nine months of 2005 and 2004 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at September 30, 2005, excluding the reserve for anticipated withdrawals, was $804.1 million, compared to $751.7 million at December 31, 2004. The increase is primarily due to the retention of General Partner earnings ($60.9 million) and the issuance of subordinated limited partner interests ($24.2 million), offset by redemption of general partner, subordinated limited partner and limited partner interests ($26.9 million, $1.5 million and $4.2 million, respectively). Additionally, $5.0 million of subordinated limited partner capital is scheduled to be redeemed within the next twelve months.

At September 30, 2005, the Partnership had $235.9 million in cash and cash equivalents. Lines of credit are in place aggregating $1.210 billion ($1.160 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at September 30, 2005. The Association had loans from The Federal Home Loan Bank of $35.0 million as of September 30, 2005 which were secured by mortgage loans.

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

The Partnership's growth in recent years has been financed through sales of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the nine months ended September 30, 2005.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 30, 2005, cash and cash equivalents increased $41.8 million. Cash provided by operating activities was $336.1 million. The primary sources of cash from operating activities include a decrease in securities purchased under agreements to resell, an increase in accrued compensation and employee benefits, income before allocations to partners and depreciation. These increases to cash and cash equivalents were partially offset by an increase in net receivable from customers and to growth in securities owned, net and other assets. Cash used in investing activities was $60.0 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $234.4 million, consisting primarily of partnership withdrawals and distributions ($176.5 million), redemption of partnership interests ($32.6 million) and repayment of subordinated debt ($43.2 million) offset by issuance of subordinated limited partner interests ($24.2 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 30, 2005, EDJ's Net Capital of $587.8 million was 24.5% of aggregate debit items and its Net Capital in excess of the minimum required was $539.8 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through March 31, 2006, as a percentage of aggregate debit items was 24.5%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At September 30, 2005, amounts receivable from customers were $2.470 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.1 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $27.7 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the nine months ended September 30, 2005 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and
Part II, Item I "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2005. In addition, see "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

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

  3.3       *       Form of Limited Partnership Agreement of Edward D. Jones
                    & Co., L.P., incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  31.     24-25     Certification pursuant to 18 U.S.C. section 1350,
                    as adopted pursuant to section 302 of the Sarbanes-Oxley
                    Act of 2002.

  32.     26-27     Certification pursuant to 18 U.S.C. section 1350,
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

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                      THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              ------------------------------------------------

By (Signature and Title)          /s/ Douglas E. Hill
                              ------------------------------------------------
                                      Douglas E. Hill, Chief Executive Officer

Date                          November 14, 2005
                              ------------------------------------------------


By (Signature and Title)          /s/ Steven Novik
                              ------------------------------------------------
                                      Steven Novik, Chief Financial Officer

Date                          November 14, 2005
                              ------------------------------------------------