Form 10-K
period 2005-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2006-03-31
CIK 815917

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005     Commission file number 0-16633
                          -----------------                            -------

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
 -------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Partnership Agreement)

          MISSOURI                                      43-1450818
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                 63131
--------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code         (314) 515-2000
                                                         ------------------

Securities registered pursuant to Section 12(b) of the act:

                                                    Name of each exchange
       Title of each class                           on which registered
       ------------------                           ---------------------

              NONE                                           NONE
-------------------------------------       ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Limited Partnership Interests
 -------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

As of March 24, 2006 there were no voting securities held by non-affiliates of the registrant.

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

As of February 24, 2006, the Partnership was composed of 305 general partners, 4,636 limited partners and 160 subordinated limited partners.

ORGANIZATIONAL STRUCTURE

At December 31, 2005, the Partnership was organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., and 100% of the outstanding common stock of LHC, Inc. ("LHC"), each of which is a Missouri corporation. The Partnership also holds all of the partnership equity of Edward D. Jones & Co., L.P., and EDJ Leasing Co., L.P., each of which is a Missouri limited partnership. EDJ Holding Company, Inc. and LHC, Inc. are the general partners of Edward D. Jones & Co., L.P. and EDJ Leasing Co., L.P., respectively. In addition, the Partnership owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation, and also owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund and as a limited partner, 49.5% of Passport Research II Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a mutual fund. The Partnership owns 100% of the partnership equity of Edward Jones, an Ontario, Canada limited partnership, and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its general partner. Through its Canadian entities, the Partnership owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner, and 100% of the common stock of Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation. The Partnership also owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited. The Partnership owns 100% of the equity of Boone National Savings and Loan Association, F.A., (the "Association"), a federally chartered stock savings and loan association. The Partnership also owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 50% of Edward Jones Mortgage, a joint venture. The Partnership holds all of the partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd.

The Partnership is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company and

                                   PART I

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

During 2002, the Partnership's affiliates, Edward Jones Insurance Agency of Nevada, Inc., Edward Jones Insurance Agency of Alabama, L.L.C., EJ Insurance Agency of Ohio and EDJ Insurance Agency of Texas, Inc., were dissolved. The Partnership's affiliates, Edward Jones Nominees PEP Limited and Edward Jones Nominees ISA Limited, both 100% owned by Edward Jones Limited, a U.K. private limited company, were also dissolved. Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation, was organized. During 2003, Community Investment Partners V, L.P., L.L.L.P., a business development company, was organized, and the Partnership's affiliate, Edward Jones Insurance Agency of Montana, L.L.C., was dissolved. During 2004, Passport Research II Ltd., a Pennsylvania limited partnership, was organized, and the Partnership's affiliates, Edward Jones Insurance Agency of Michigan, L.L.C. and Cornerstone Mortgage Investment Group II, Inc., were dissolved.

                                   PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):


                                                        2005           2004          2003
---------------------------------------------------------------------------------------------
Commissions
  Mutual funds                                     $ 1,035,330    $   986,598    $   841,516
  Listed securities                                    260,369        249,410        214,431
  Insurance                                            210,887        202,069        163,242
  Over-the-counter securities                           62,307         65,961         50,416
Asset fees                                             716,904        581,810        464,465
Account and activity fees                              335,105        304,591        254,290
Principal transactions                                 238,884        304,124        350,662
Interest and dividends                                 209,734        153,076        132,114
Investment banking                                      32,892         27,934         43,817
Other revenue                                           88,015         15,792         23,909
                                                   ------------   ------------   ------------
  Total revenue                                    $ 3,190,427    $ 2,891,365    $ 2,538,862
                                                   ============   ============   ============


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

Customer transactions in securities are effected on either a cash or a margin basis. In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T"), New York Stock Exchange, Inc. ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements. Such loans are secured by the securities held in customer margin accounts. These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis. The Partnership is permitted to use securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts as collateral for the borrowings. The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

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

LISTED SECURITIES TRANSACTIONS. A portion of the Partnership's revenue is derived from customer transactions in which the Partnership acts as agent in the purchase and sale of listed corporate securities. These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges. Revenue from brokerage transactions is highly influenced by the volume of business and securities prices.

Variations in revenues from listed securities commissions between periods is largely a function of market conditions.

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

OVER-THE-COUNTER SECURITIES TRANSACTIONS. Partnership activities in unlisted (over-the-counter) securities transactions are essentially similar to its activities as a broker in listed securities. In connection with customer orders to buy or sell securities, the Partnership charges a commission for agency transactions.

ASSET FEES

The Partnership earns service fees which are generally based on 15 to 25 basis points of its customer assets which are held by the mutual fund companies and insurance companies.

The Partnership also earns revenue sharing from certain mutual fund and insurance vendors. The revenue sharing agreements vary, with the investment advisers or distributors of some products providing a percentage of average assets held by the Partnership's customers. In addition, the Partnership may receive a profit sharing participation, or the revenue sharing agreement may pay the Partnership a flat dollar amount. (See Item 3 - Legal Proceedings for the current status of revenue sharing as it relates to the Partnership).

The Partnership does not manage any mutual fund, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund and a limited partner of Passport Research II, Ltd., an advisor to a mutual fund. The Partnership sold its interest in Passport Research II, Ltd. effective March 6, 2006. The Partnership does not have management responsibility for these advisors. Revenue from this source is primarily based on customer assets in the funds.

                                   PART I

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940. The registered investment advisory service is a managed account program that offers a single comprehensive fee structure to qualifying customers through independent investment managers. Revenues from this source, although not significant, have grown in recent years.

The Partnership offers trust services to its customers through the Edward Jones Trust Company ("EJTC"), a division of the Association. The Association is an investment advisor under the Investment Advisors Act of 1940. It offers investment advisory services through EJTC.

ACCOUNT AND ACTIVITY FEES

Revenue sources include sub-transfer agent accounting services, IRA custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services. Such fees are received for maintaining customer account information and providing other administrative services for the mutual funds. EDJ is also the custodian for its IRA accounts and charges customers an annual fee for its services. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors. These arrangements vary and are based on either a percentage of the underwriter's concession retained by the fund distribution company or a specified number of basis points on the Partnership's current year fund sales (See Item 3 - Legal Proceedings for the current status of revenue sharing as it relates to the Partnership). The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and a co-branded credit card with a major credit card company. In addition, the Partnership earns transaction fee revenue relating to customer purchases and sales of securities.

PRINCIPAL TRANSACTIONS

The Partnership makes a market in over-the-counter corporate securities, municipal obligations, U.S. government obligations, including general obligations and revenue bonds, unit investment trusts, mortgage-backed securities and certificates of deposit. The Partnership's market-making activities are conducted with other dealers in the "wholesale" market and "retail" market where the Partnership acts as a dealer buying from and selling to its customers. In making markets in principal and over-the-counter securities, the Partnership exposes its capital to the risk of fluctuation in the market value of its security positions. It is the Partnership's practice not to trade for its own account.

As in the case of listed securities transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the increasing number of investment representatives employed by the Partnership over the periods indicated.

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



INVESTMENT BANKING

The Partnership's investment banking activities are performed by its Syndicate and Investment Banking Departments. The principal service which the Partnership renders as an investment banker is the

                                   PART I
underwriting and distribution of securities either in a primary distribution on behalf of the issuer of such securities, or in a secondary distribution on behalf of a holder of such securities. The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

Unlike many larger firms against which the Partnership competes, the Partnership does not presently engage in other investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to corporations.

The Syndicate and Investment Banking Departments are responsible for the largest portion of the Partnership's investment banking business. In the case of an underwritten offering managed by the Partnership, these departments may form underwriting syndicates and work closely with the branch office network for sales of the Partnership's own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate member, these departments serve as active coordinators between the managing underwriter and the Partnership's branch office network.

The underwriting activity of the Partnership involves substantial risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price. Furthermore, the commitment of capital to an underwriting may adversely affect the Partnership's capital position and, as such, its participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC's Uniform Net Capital rule.

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

It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance. To expedite the processing of orders, the Partnership's branch office system is linked to the St. Louis headquarters office through an extensive communications network. Orders for securities are generally captured at the branch electronically, routed to St. Louis and

                                   PART I
forwarded to the appropriate market for execution. The Partnership's processing of paperwork following the execution of a security transaction is automated and operations are generally on a current basis.

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

The Partnership clears and settles virtually all of its listed and over-the-counter equities, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through the National Securities Clearing Corporation ("NSCC") and Depository Trust Company ("DTC"), both located in New York, New York.

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with the DTC in lieu of maintaining physical custody of the certificates. The Partnership also uses a major bank for custody and settlement of treasury securities and Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") issues.

The Partnership's United Kingdom operation clears and settles virtually all of its listed transactions through the Central Securities Depository for the United Kingdom ("CREST"). CREST effects clearing of securities on the London Stock Exchange. In conjunction with clearing and settling transactions with CREST, the Partnership's United Kingdom operation holds customer securities on deposit with CREST in lieu of maintaining physical custody of the certificates. The Partnership's United Kingdom operation also uses DTC for custody of United States securities, a major independent brokerage firm for custody of non-United Kingdom and non-United States securities, and individual unit trust vendors for custody of unit trust holdings.

As the carrying broker in Canada, NBCN handles the routing and settlement of customer transactions. Transactions are settled through the Canadian Depository for Securities ("CDS"), of which NBCN is a member. CDS effects clearing of securities on the Toronto, Montreal and TSX Venture stock exchanges. Customer securities on deposit are also held with CDS.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC, DTC, CREST, NBCN, and CDS. Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership's customers. These services are performed for the Partnership under contracts which may be changed or terminated at will by either party.

Automated Data Processing, Inc. ("ADP"), ADP Wilco Ltd. (a subsidiary of
ADP) and NBCN provide automated data processing services for customer account activity and related records for the United States, United Kingdom and Canada, respectively.

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

                                   PART I

Customers are protected from the loss of securities and cash in the event of a firm insolvency by the Securities Investors Protection Corporation ("SIPC") in the United States, Financial Services Compensation Scheme ("FSCS") in the United Kingdom and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess coverage maintained by the Partnership in the United States and the United Kingdom. Excess SIPC and excess FSCS coverage in the United States is provided by Customer Asset Protection Company Holdings, Inc. ("CAPCO"), of which the Partnership is a 7% owner. SIPC provides protection for customer accounts for up to $500,000, including up to $100,000 for cash claims. FSCS covers 100% of the first (pounds)30,000 and 90% for the next (pounds)20,000, for a maximum protection of (pounds)48,000 for all investment business. CIPF limits coverage to CAD$1,000,000 total, which can be any combination of securities and cash.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The
Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 305 general partners, the Partnership has approximately 32,400 full and part-time employees. This includes 9,753 registered salespeople as of February 24, 2006. The Partnership's salespersons are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-registered employees on a discretionary basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000, subject to a $2,000,000 deductible provision per occurrence.

The Partnership maintains an initial training program for prospective salespeople that spans four months that includes concentrated instruction and on-the-job training in a branch office. During the first phase, the trainee spends 60 days studying Series 7 examination materials and taking the examination. After passing the examination, trainees spend one week in a comprehensive training program in a central location followed by three weeks at a designated location to conduct market research and prepare for opening the office. The trainee then spends three weeks of on-the-job training in a branch location reviewing investments, office procedures and sales techniques. Next, the trainee returns to his or her designated location for one week to continue building a prospect base. One final week is then spent in a central location to complete the initial training program. Four months later, the investment representative attends an additional training class in a central location, and subsequently, EDJ offers periodic continuing training to its experienced sales force. EDJ's basic brokerage payout is similar to its competitors.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 9,289 branch offices as of February 24, 2006, primarily staffed by a single investment representative and a branch office assistant. The Partnership operates 8,614 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 555 offices as of February 24, 2006) and the United Kingdom (through 120 offices as of February 24, 2006).

                                   PART I

COMPETITION. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time. There is intense competition among firms for salespeople with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its registered representatives, although the Partnership believes that its rate of turnover of investment representatives is not higher than that of other firms comparable to the Partnership.

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

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, customer payment and margin requirements, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In recent years, the Partnership has been the subject of significant regulatory actions by various agencies that have the authority to regulate its activities (See Item 3 - Legal Proceedings for more information).

UNIFORM NET CAPITAL RULE. As a broker-dealer and a member firm of the NYSE, the Partnership is subject to the Uniform Net Capital rule ("Rule") promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum Net Capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing Net Capital and the Partnership has adopted what is generally referred to as the alternative method. Minimum required Net Capital under the alternative method is equal to 2% of the aggregate debit items, as defined. The Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if Net Capital would thereafter be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. In computing Net Capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as a company's securities owned. Failure to maintain the required Net Capital may subject a firm to

                                   PART I
suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. The Partnership has, at all times, been in compliance with the Rule.

The firm has other operating subsidiaries, including the Association and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary is in compliance with the applicable capital requirements in the jurisdictions in which they operate as of December 31, 2005 and 2004.

ITEM 1A. RISK FACTORS

     The Partnership is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in transactions and business decisions the Partnership makes. Thus, the Partnership encounters risk as part of the normal course of business and develops policies and risk management processes to help manage these risks.

NATURE OF BUSINESS -- THE PARTNERSHIP IS IN THE SECURITIES INDUSTRY, WHICH IS SUBJECT TO DRAMATIC AND UNPREDICTABLE SWINGS THAT HAVE HAD AND CAN HAVE A SIGNIFICANT NEGATIVE EFFECT ON REVENUES AND PROFITABILITY.

     The securities industry, including the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. The operating results of the Partnership are exposed to substantial risk of loss due to market volatility. As the Partnership has seen in the past, a material reduction in volume and lower securities prices may result in lower commission revenues, reduced asset fees due to the lower value of client assets, reduced investment banking income and losses in dealer inventory accounts and syndicate positions, all of which may reduce the profitability of its operations. Furthermore, the Partnership is subject to the risk of customer inability to meet commitments (such as margin obligations), customer fraud and employee misconduct and errors. Developments such as lower revenues, declining profit margins and losses from trading and investment activities could reduce or eliminate the cash available to make payments on debt, including debt incurred from investing in capital expenditures. In addition, significantly increased volume may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions.

     Risk factors common to the securities industry include the state of world affairs and the national economy. General political and economic conditions such as recession, natural disasters, terrorist attacks, war or interest rate or currency rate fluctuations, could create a downswing in the securities market.

OPERATIONAL SYSTEMS -- THE PARTNERSHIP INTENDS TO UPGRADE OR REPLACE COMPONENTS OF ITS COMPUTER AND COMMUNICATIONS SYSTEMS IN THE NEAR FUTURE WHICH WILL BE COSTLY AND COULD LEAD TO DISRUPTIONS; ANY SUBSTANTIAL DISRUPTION TO THESE SYSTEMS COULD LEAD TO FINANCIAL LOSS AND HARM RELATIONS WITH CLIENTS.

     The business is highly dependent on the ability to process, on a daily basis, a large number of transactions. Consequently, there is reliance on the mainframe system and client server based computer system, satellite communications, and software systems. In order to support the Partnership's branch offices at projected growth rates, and to achieve the speed and level of access to the Internet that our investment representatives desire, there will likely be upgrades or replacements to these systems, which may include replacement of satellites with other communications networks. Any such upgrade or replacement will require a very substantial capital expenditure, and asset impairment charges or write-downs related to existing technology and communications systems may be incurred, thereby reducing earnings. In fact, in anticipation of necessary upgrades to these systems, depreciation was accelerated on certain existing technology and equipment. Further, any upgrade or replacement could result in difficulties in the short-term as the Partnership integrates the new system with operations, learns to

                                   PART I
operate the new system, and trains personnel. As there is limited experience engaging in such large-scale information technology projects, there is the risk of unforeseen problems in the implementation of any new systems. The implementation of any such upgrade or replacement will be challenging and any problems encountered may be exacerbated due to the fact that there are over 9,200 investment representative offices to support.

     Whether or not such an upgrade or replacement is undertaken, if the computer or communications systems do not operate properly, are disabled, or fail to perform due to increased demand (which might occur during market upswings or downswings), or if a new software system or upgrade contains a major problem, there could be unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new products and services, which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the systems to accommodate an increasing volume of transactions could also constrain the ability to expand the Partnership's business.

     The computer system and satellite network are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events. There is a second data center in Tempe, Arizona which operates as a backup of the primary data center located in St. Louis, Missouri and expects to be able to maintain service during a system disruption contained to St. Louis. However, the staff at the Tempe facility is not sufficient to operate the systems in the event of a prolonged disruption to the St. Louis systems. In such event, staff would be relocated to the Tempe facility, which might result in substantial additional costs and a delay in service during the transition.

SUCCESSION -- THE PARTNERSHIP HAS A NEW MANAGING PARTNER COMMENCING IN 2006, AND WE ARE UNABLE TO ANTICIPATE WHAT, IF ANY, IMPACT THAT CHANGE MAY HAVE ON PROFITABILITY.

     Effective January 1, 2006, James D. Weddle assumed the role of
Managing Partner. Mr. Weddle has been a general partner for 21 years, and he has worked closely with Douglas E. Hill, the Partnership's previous managing partner, since the succession committee identified him as the successor to Mr. Hill. However, while Mr. Weddle may share Mr. Hills's vision for the Partnership, he may approach certain matters differently than Mr. Hill or John W. Bachmann, who was the Managing Partner prior to Mr. Hill, from 1980 through 2003. Additionally, Mr. Weddle has been responsible for broad aspects of the business; however, he has no experience as a chief executive officer. There can be no assurance that the same level of returns will be achieved in the future that have been experienced under the leadership of Mr. Hill and Mr. Bachmann. See Item 10 for additional information.

BRANCH OFFICE SYSTEM -- THE PARTNERSHIP'S SYSTEM OF ONE-BROKER BRANCH OFFICES MAY EXPOSE THE PARTNERSHIP TO A GREATER RISK OF LOSS OR LIABILITY FROM THE ACTIVITIES OF THE INVESTMENT REPRESENTATIVES THAN IF A MORE TRADITIONAL OFFICE SYSTEM IS MAINTAINED.

     Most securities firms typically staff several investment representatives and one or more managers or other supervisory personnel in each of their branch offices. In contrast, most of the Partnership's branch offices are staffed by a single investment representative with primary supervisory activity being conducted from its headquarters office, a method of supervision which the Partnership believes complies with all applicable industry and regulatory requirements. However, as a result of such method of supervision, the Partnership is potentially exposed to a greater risk of loss arising from alleged imprudent or illegal actions of its investment representatives due to the lack of direct supervisory oversight within each office. Furthermore, more time may elapse for such supervisory personnel to detect problem activity than if managers were maintained within each office, thereby exposing possible losses.

                                   PART I

ACTIONS BY REGULATORY AGENCIES -- THE SECURITIES INDUSTRY IS HIGHLY REGULATED, AND AS A RESULT THE PARTNERSHIP IS SUBJECT TO VARIOUS LEGAL ACTIONS AND OTHER PROPOSED INVESTIGATIONS, WHICH, IF ADVERSELY DETERMINED, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     In recent years, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry issues including revenue sharing, mutual fund fees and expenses (including so-called "12b-1" fees described below under "Regulatory Initiatives"), market timing, late trading, the failure of various broker/dealers to provide breakpoint discounts to mutual fund purchasers and the manner in which mutual fund and annuity companies compensate broker/dealers. The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. Although the Partnership is voluntarily cooperating with each inquiry, these or any other potential legal actions may result in adverse judgment, fines, or penalties. Some of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In each case, although the Partnership opposes the various recommendations proposed and being discussed with the staffs of various federal and state regulators, there is no assurance that they will concur with the Partnership's positions. See Item 3- Legal Proceedings for additional information.

     In view of the inherent difficulty of predicting the outcome of such matters, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes that the outcome of these actions will not have a material adverse effect on the consolidated financial condition, although the outcome could be material to the future operating results for a particular period or periods.

REGULATORY INITIATIVES- RECENTLY PROPOSED REGULATIONS MAY SIGNIFICANTLY ALTER OR RESTRICT THE HISTORIC BUSINESS PRACTICES, WHICH COULD NEGATIVELY AFFECT THE OPERATING RESULTS.

     The Partnership is subject to extensive regulation by federal and state regulatory agencies and by self-regulatory organizations within the industry. The principal purpose of such regulation is the protection of customers and the securities markets.

     The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include standard sales loads, annual service fees (also referred to as "12b-1"fees) and expense reimbursements. All of the Partnership's preferred mutual fund families pay such fees, as well as some non-preferred mutual funds. Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the fund's assets. Although the SEC does not limit the size of 12b-1 fees that funds may pay, the NASD does impose such limitations. In addition, the Partnership also receives revenue sharing payments from its preferred mutual fund families.

     In February 2005, the SEC reopened for comment proposed rules that would require broker/dealers to provide their customers with information regarding the costs and conflicts of interest that arise from the sales of mutual fund shares, including point-of-sale disclosures in both written and oral form. The Partnership cannot determine if or when the final rules will be adopted, and if adopted, how they will differ from the proposed rules. If the proposals are adopted, the new rules could adversely impact or restrict the business practices with respect to disclosures of 12b-1, revenue sharing and other fees. In addition, if the SEC, the NASD or any state regulatory agencies limit or eliminate such fees, it would have a material adverse effect on operating results for future periods. This would negatively affect the ability to recruit and retain IRs.

     Any of these foregoing regulatory initiatives could adversely affect the business operations by reducing or eliminating certain fees that are significant components of the revenue stream.

                                   PART I

COMPETITION -- THE PARTNERSHIP IS SUBJECT TO INTENSE COMPETITION FOR CLIENTS AND PERSONNEL, AND MANY OF THE COMPETITORS HAVE GREATER RESOURCES.

     All aspects of the business are highly competitive. The Partnership competes directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services. Many of these entities have substantially greater capital and other resources and some offer a wider range of financial services. In recent years, there has been significant consolidation of firms in the securities industry, forcing the Partnership to compete with larger firms with greater capital, brokerage volume and underwriting activities.

     Competition among financial services firms also exists for investment representatives and other personnel. The Partnership's continued ability to expand its business and to compete effectively depends on the ability of the Partnership to attract qualified employees and to retain and motivate current employees. If the profitability of the Partnership decreases, then bonuses paid to investment representatives and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. In addition, the Partnership has recently faced increased competition from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which it competes.

LITIGATION -- LITIGATION SEEKING SUBSTANTIAL DAMAGES FROM SECURITIES FIRMS HAS INCREASED IN RECENT YEARS, AND IT IS EXPECTED TO CONTINUE TO INCREASE AS MARKET FLUCTUATIONS CONTINUE.

     Many aspects of the business involve substantial risks of liability. In recent years, there has been increasing litigation involving the securities industry generally and the Partnership, including class action suits that generally seek substantial damages. Litigation is expected to remain at this high level or continue to increase to the extent market fluctuations continue.

     Additionally, due to the system of home office supervision, the Partnership may be exposed to an enhanced risk of legal actions instituted by customers resulting from alleged imprudent or illegal actions undertaken by the investment representatives.

     The expenses incurred to defend and/or settle claims in have increased significantly in the last few years. There can be no assurance that material losses arising from the defense and satisfaction of legal actions will not occur in future periods. See Item 3- Legal Proceedings for more information.



UNDERWRITING, SYNDICATE AND TRADING POSITION RISKS -- THE PARTNERSHIP ENGAGES IN UNDERWRITING ACTIVITIES, WHICH CAN EXPOSE THE PARTNERSHIP TO MATERIAL LOSSES AND LIABILITY.

     Participation as a manager or syndicate member in the underwriting of fixed income and equity securities will subject the Partnership to substantial risks. As an underwriter, the Partnership is subject to risk of substantial liability, expense, and adverse publicity resulting from possible claims against the underwriters under federal and state securities laws. The Securities Act of 1933 and other applicable laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the prospectus used to describe the offered securities. In addition, there exists a potential for possible conflict of interest between an underwriter's desire to sell its securities and its obligation to its customers not to recommend unsuitable securities. In recent years, there has been an increasing incidence of litigation in these areas. These lawsuits are frequently brought for the benefit of large classes of purchasers of underwritten securities. Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

                                   PART I

     An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price. Furthermore, the commitment of capital to an underwriting may adversely affect the capital position and, as such, our participation in an underwriting may be limited by the requirement that we must at all times be in compliance with the SEC's Uniform Net Capital Rule, discussed below. In maintaining trading positions in fixed income and equity securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

RELIANCE ON ORGANIZATIONS -- THE PARTNERSHIP DEPENDS ON THIRD-PARTY ORGANIZATIONS, WHICH EXPOSES THE PARTNERSHIP TO DISRUPTION IF THEIR PRODUCTS AND SERVICES ARE NO LONGER OFFERED, SUPPORTED OR DEVELOP DEFECTS.

     The Partnership incurs obligations to our customers which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships through which securities transactions are executed. The inability of an organization, or to a lesser extent, any securities firm with which the Partnership does a large volume of business, to promptly meet its obligations could result in substantial losses to the Partnership.

     The Partnership is particularly dependent on Automated Data Processing, Inc. ("ADP") in the United States. ADP acts as the exclusive agent for providing customer accounting and record keeping in the United States and all communications and information systems are integrated with the information systems of ADP. Consequently, any new computer systems or software packages implemented by ADP which are not compatible with our systems, or any other interruption or the cessation of service by ADP as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership's business which may result in financial losses and/or disciplinary action by governmental and self-regulatory organizations. Similar risks are experienced in foreign countries where the subsidiaries operate. Such foreign subsidiaries rely on other entities for providing clearing, settlement and customer accounting and/or record keeping.

     The Partnership does not employ its own floor brokers for transactions on exchanges. The Partnership has arrangements with other brokers to execute its transactions in return for a commission based on the size and type of trade. If, for any reason, any of these clearing, settling, or executing agents were to fail, the Partnership and its customers would be subject to possible loss. To the extent that the Partnership would not be able to meet the obligations of the customers, such customers might experience delays in obtaining the protections afforded them.



INTERNATIONAL EXPANSION -- THE PARTNERSHIP'S FOREIGN OPERATIONS ARE NOT YET PROFITABLE; THEY MAY REQUIRE SIGNIFICANT INFUSIONS OF CAPITAL AND MAY NEVER BECOME PROFITABLE.

     The branch system has expanded into Canada and the United Kingdom. Operations are at substantial deficits in these two countries, and it is anticipated that it will be a substantial number of years before the Partnership's expansion in these foreign jurisdictions will reach a sufficient scale of operations to yield profitability. Additional investments will be incurred in the interim; however, there can be no assurance that such operations will be successful even with additional investments.

                                   PART I

CAPITAL LIMITATIONS; UNIFORM NET CAPITAL RULE -- THE UNIFORM NET CAPITAL RULE IMPOSES MINIMUM NET CAPITAL REQUIREMENTS AND COULD LIMIT THE
PARTNERSHIP'S ABILITY TO ENGAGE IN CERTAIN ACTIVITIES WHICH ARE CRUCIAL TO ITS BUSINESS OR TO RETURN YOUR CAPITAL CONTRIBUTION TO YOU.

     Adequacy of capital is vitally important to broker/dealers, and lack of sufficient capital may limit EDJ's ability to compete effectively. In particular, lack of sufficient capital, or compliance with the SEC's Uniform Net Capital Rules, may limit EDJ's ability to commit to certain securities activities such as underwriting and trading, which use significant amounts of capital, its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital. Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect EDJ's ability to expand or even maintain its present levels of business. Further, many of the Partnership's competitors have substantially greater capital and other resources than us.

     Every registered broker/dealer doing business with the public is subject to the Uniform Net Capital Rule (Rule 15c3-1), promulgated by the SEC under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and incorporated into the rules of the NYSE. Rule 15c3-1 is designed to ensure financial soundness and liquidity through minimum net capital requirements. EDJ has elected to use the Rule's alternative method of computation, which requires that "net capital" be not less than the greater of $0.250 million or 2% of our "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exchange Act Rule 15c3-3) (primarily receivables and other amounts due from or on behalf of customers). Rule 15c3-1 prohibits withdrawal of equity capital, whether by distribution, loan, repurchase or otherwise, if net capital would thereafter be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed certain defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As a member of the NYSE, EDJ will also be required to restrict withdrawal of subordinated debt and equity capital if its net capital becomes less than 4% of its aggregate debit items. Rule 15c3-1 further provides that the total outstanding principal amount of a broker/dealer's indebtedness under certain subordination agreements, the proceeds of which are includable in our net capital, may not exceed 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital and equity capital accounts for periods in excess of 90 days.

     In computing "net capital," various deductions are made from net worth and qualifying subordinated debt which exclude assets not readily convertible into cash and which conservatively reduce the value of certain other assets (such as securities owned by EDJ) to reflect the possibility of a market decline pending their disposition. At December 31, 2005, EDJ's net capital of $570.9 million was 24% of aggregate debit items and its net capital in excess of the minimum required was $524.2 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 24%. Net capital and the related capital percentage may fluctuate on a daily basis. See Note 13 in Part II.

     Failure to maintain the required net capital may subject a firm to suspension or expulsion by the SEC, the NYSE and other regulatory bodies and may ultimately require its liquidation. Consequently, EDJ may be prohibited from expanding its business and may be required to restrict withdrawal of subordinated debt and equity capital in order to meet these requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.


ITEM 2.  PROPERTIES

The Partnership conducts its United States headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona, comprising a total of 26 separate buildings. Twenty-three buildings are owned by the Partnership and three buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its United Kingdom home office located

                                   PART I



in London, England. The Partnership also maintains facilities in 9,289 branch locations (as of February 24, 2006) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Partnership is named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. In recent years, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

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

Spahn IRA, et al. v. Edward D. Jones & Co., L.P., et al. - This case, and
--------------------------------------------------------
five other companion cases filed in January or February 2004, have been consolidated under this case caption before the United States District Court for the Eastern District of Missouri. The Amended and Consolidated Complaint alleges that the Partnership violated Sections 10(b), 12(2), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by failing to adequately disclose its revenue sharing arrangements to customers. Plaintiffs seek to represent a class of all persons who purchased shares of the Preferred Family mutual funds from January 25, 1999 through December 2004. After the Partnership filed a Motion to Dismiss the Amended and Consolidated Complaint, the Court granted the Plaintiffs leave to file a Second Amended Complaint which is currently due to be filed on April 15, 2006. No class has been certified in these cases.

Enriquez, et al. v. Edward D. Jones & Co., L.P., et al. - This case was
-------------------------------------------------------
filed in the Circuit Court for the City of St. Louis, Missouri in January 2004. Plaintiffs allege that the Partnership breached fiduciary duties to its customers by receiving revenue sharing payments in exchange for the mere holding of mutual fund shares under management without making a disclosure to those customers. In addition, Plaintiffs allege that the Partnership was unjustly enriched by the receipt of revenue sharing associated with those customers' mutual fund shares held under management. Plaintiffs seek to represent a class of all Partnership customers who held Preferred Family mutual fund shares during the period of January 1999 through December 2004. The Partnership filed a Motion to Dismiss the Petition, which was denied in January 2005. Although a motion for class certification has been filed, no class has yet been certified in this case.

                                   PART I



Bressler, et al. v. Edward D. Jones & Co., L.P. - This and another case have
-----------------------------------------------
been consolidated under this caption before the Superior Court for Los Angeles, California. This case was filed in February 2004. Plaintiffs, in their Amended and Consolidated Complaint, allege that the Partnership violated Section 17200 of the California Business and Professions Code by failing to disclose the receipt of revenue sharing associated with customers' holding of mutual fund shares under management at the Partnership. In addition, Plaintiffs allege that the Partnership breached fiduciary duties by accepting account fees and revenue sharing incident to the holding of mutual fund shares without adequate disclosures, as well as alleging unjust enrichment. The Plaintiffs only seek to represent California resident customers of the Partnership who held Preferred Family mutual fund shares from January 1999 through 2004. It is estimated that California residents account for approximately 5% to 5.5% of the Partnership's business. The Partnership has filed a Motion to Dismiss the Amended and Consolidated Complaint, which has yet to be heard by the Court. No class has yet been certified. Pursuant to an agreement of the parties, the Case has been stayed until June 2006.

In addition to the foregoing civil class action litigation, the California Attorney General has commenced a civil action against the Partnership on essentially the same allegations present in the civil class actions. On December 20, 2004, the California Attorney General filed: People of the State of California vs. Edward D. Jones & Co., L.P. in the Superior Court for Sacramento, California. The California Attorney General alleges that EDJ violated Sections 25401 and 2516(a) of the California Corporations Code by failing to adequately disclose to California resident customers purchasing mutual fund shares, the Partnership's revenue sharing arrangements. The Complaint seeks unspecified damages, attorney's fees, injunctive relief and a civil monetary penalty of $25,000 for each alleged violation of the Corporations Code. The Partnership has filed a Motion for Judgment on the Pleadings asserting that the lawsuit is preempted by federal regulations. The Court granted the motion to dismiss the lawsuit with leave for the Attorney General to amend it.

The NASD is examining the practices of certain broker/dealers, including EDJ, with respect to mutual fund net asset value ("NAV") transfer programs during the period from 2002 through June 2004. During this period, the prospectuses of several mutual fund companies provided that under certain circumstances investors were eligible to purchase shares at net asset value (i.e., without any deduction for a sales load) if they were making the purchase with proceeds from the redemption of the shares of another fund family and that redemption had taken place within a specified period of time of the purchase, e.g., 30 or 60 or 90 days. The NASD is investigating whether EDJ and other broker/dealers complied with the terms of the prospectuses with respect to these NAV transfer programs, and has requested documents and information from EDJ, including data concerning transactions that were eligible for but did not receive the benefit of NAV transfer programs. EDJ is cooperating in the investigation. Negotiations with the NASD concerning possible resolution of this matter are ongoing.

In November 2005, a case was filed by a former investment representative as a putative class action on behalf of all present and former California investment representatives since 2001. The case was filed in state court but was removed to the United States District Court for the Northern District of California. Plaintiff did not seek to remove the case. Although the lawsuit consists of eight separate causes of action, all of the causes of action arise from claims that EDJ failed to pay California investment representatives in compliance with California state wage and hour laws and the federal Fair Labor Standards Act ("FLSA"). More specifically, it is alleged that EDJ failed to treat the investment representatives as exempt employees under both federal and state law and, therefore, that those employees are entitled to overtime pay for all hours worked in excess of 40 in a workweek (federal and state law) and weekend hours and hours worked in excess of eight in one day (California law). In addition, it is alleged that EDJ unlawfully deducted business expenses from the wages of investment representatives and failed to provide mandatory meal periods in violation of California state law. Finally, it is alleged that as a result of the above referenced practices, EDJ failed to properly compensate (by not paying all wages due) former employees upon their separation from employment and, therefore, that EDJ is responsible for a waiting period penalty of 30 days additional salary for each former employee who was not paid in full all wages due at the time of his or her separation from employment.

                                   PART I



EDJ has answered the complaint denying the Plaintiff's allegations. No discovery has commenced and no schedule has been set for the case. No class has been certified. EDJ intends to vigorously defend the claims made.

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

                                   PART I



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

Summary Consolidated  Statements of Income Data:

                                    2005             2004             2003             2002             2001
---------------------------------------------------------------------------------------------------------------------
Total revenue                     $  3,190         $  2,891         $  2,539         $  2,280         $  2,154

Income before allocations
  to partners/net income *        $    330         $    217         $    203         $    149         $    149

Income before allocations
  to partners/net income
  per weighted average
  $1,000 equivalent
  limited partnership
  unit outstanding                $ 157.11         $ 126.43         $ 108.08         $  87.44         $  96.89

Weighted average
  $1,000 equivalent
  limited partnership
  units outstanding                214,366          219,885          224,389          230,970          236,696

---------------------------------------------------------------------------------------------------------------------

* Due to the implementation of SFAS No. 150, the Partnership reported income before allocations to partners in 2005 and 2004 and net income in 2003, 2002, and 2001.

                                   PART I

Summary Consolidated Statements of Financial Condition Data:

                                     2005         2004         2003         2002         2001
----------------------------------------------------------------------------------------------
Total assets                        $4,317       $4,100       $3,723       $3,258       $3,158
                                    ======       ======       ======       ======       ======

Bank Loans                          $    9       $    -       $    -       $    -       $    -

Federal Home Loan Bank
  advances                              31           34           24           14           14

Long-term debt                          24           32           40           49           46

Other liabilities exclusive
  of subordinated
  liabilities and partnership
  capital subject to
  mandatory redemption               2,993        2,839        2,466        2,056        2,217

Subordinated liabilities               344          387          408          429          206

Total partnership capital
  subject to mandatory
  redemption /
  partnership captital *               916          808          785          710          675
                                    ------       ------       ------       ------       ------

Total liabilities and
  partnership capital               $4,317       $4,100       $3,723       $3,258       $3,158
                                    ======       ======       ======       ======       ======

----------------------------------------------------------------------------------------------


* Due to the implementation of SFAS No. 150, the Partnership reported total partnership capital subject to mandatory redemption in 2005 and 2004 and partnership capital in 2003, 2002, and 2001.

                                  PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                         2005 vs. 2004                2004 vs. 2003
                                   ------------------------     -------------------------
                                     Amount      Percentage       Amount       Percentage
-----------------------------------------------------------------------------------------
Revenue:
  Commissions                      $  64,855           4 %      $ 234,433          18 %
  Asset fees                         135,094          23          117,345          25
  Account and activity fees           30,514          10           50,301          20
  Principal transactions             (65,241)        (22)         (46,538)        (13)
  Interest and dividends              56,658          37           20,962          16
  Investment banking                   4,958          18          (15,883)        (36)
  Other                               72,224         457           (8,117)        (34)

                                   ---------                    ---------
    Total revenue                    299,062          10          352,503          14

  Interest expense                      (445)         (1)          (2,400)         (4)
                                   ---------                    ---------

    Net revenue                      299,507          11          354,903          14
                                   ---------                    ---------

Operating Expenses:
  Compensation and benefits          146,792           9          220,044          15
  Communications and data
    processing                       (15,271)         (6)          15,430           6
  Occupancy and equipment              7,084           3           15,522           7
  Legal                               12,582          12           75,915         298
  Payroll and other taxes             10,491          10           10,537          12
  Postage and shipping                 6,361          14            1,725           4
  Advertising                          9,365          23           (1,363)         (3)
  Floor brokerage and
    clearance fees                       842           6             (881)         (6)
  Other operating expenses             8,003           7            4,557           4
                                   ---------                    ---------


    Total operating expenses         186,248           7          341,486          15
                                   ---------                    ---------

Income before allocations to
  partners / net income            $ 113,259          52 %      $  13,417           7 %

-----------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS (2005 VERSUS 2004)

For 2005, net revenue increased 11% ($299.5 million) to $3.135 billion, while income before allocations to partners increased 52% ($113.3 million) to $330.0 million. The Partnership's profit margin based on income before allocations to partners increased to 10.3% in 2005, from 7.5% in 2004. Year over year, the Partnership's net revenue and income before allocations to partners increased due primarily to growth in customer asset values, higher account and activity fees, higher net interest income, and a payment received due to termination of a profit sharing agreement (see Other Revenues). Operating expenses increased in 2005 due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal matters and costs associated with the continued expansion and enhancement of its branch office network. The Partnership added 240 (3%) Investment Representatives ("IRs") during the twelve months ended December 31, 2005, ending the year with 9,733 IRs.

Trade revenue of $1.841 billion, which comprised 59% of net revenue, increased .2% ($4.6 million) in 2005 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), partially offset by a lower gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested were $74.3 billion during 2005, a 6% ($4.2 billion) increase from 2004. The Partnership's margin earned on each $1,000 invested decreased to $24.70 in 2005 from $26.20 in 2004 due to a shift in the customer dollars invested to shorter term fixed income products with lower margins from longer term higher margin fixed income products.

Commissions revenue increased 4% ($64.9 million) during 2005 to $1.569 billion. Commissions revenue increased year over year due primarily to a 6% ($3.1 billion) increase in customer dollars invested to $52.4 billion in 2005. Underlying the increase in commissions revenue, mutual fund commissions increased 5% ($48.7 million), equity commissions increased 2% ($7.0 million) and insurance commissions increased 4% ($8.8 million). The following table summarizes commissions revenue year over year:

                                  PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


                                          (in millions) Years ended
                                         ---------------------------
                                         December 31,   December 31,
                                             2005           2004
                                         ------------   ------------
Mutual funds                              $  1,035.3     $    986.6
Equities                                       322.0          315.0
Insurance                                      210.9          202.1
Corporate bonds                                  0.7            0.3
                                          ----------     ----------
                                          $  1,568.9     $  1,504.0
                                          ==========     ==========



Principal transactions revenue decreased 22% ($65.2 million) to $238.9 million during 2005 due to a shift in customer dollars invested from higher margin, longer maturity fixed income products to lower margin, shorter maturity certificates of deposit. Customers invested $20.6 billion in principal revenue transactions in 2005, an increase of 6% ($1.1 billion). The Partnership's margin earned on each $1,000 invested decreased to $10.90 during 2005 from $15.00 during 2004. Revenue from corporate bonds decreased 42% ($39.4 million), municipal bonds decreased 25% ($26.9 million) and government bonds decreased 39% ($13.8 million) while certificates of deposits increased 70% ($14.2 million). The following table summarizes principal transaction revenue year over year:

                                            (in millions) Years ended
                                           ---------------------------
                                           December 31,   December 31,
                                               2005           2004
                                           ------------   ------------
Municipal bonds                             $   80.3       $  107.2
Corporate bonds                                 53.7           93.0
Government bonds                                21.3           35.1
Collateralized mortgage obligations             26.1           24.8
Unit investment trusts                          23.0           23.7
Certificates of deposit and other               34.5           20.3
                                            --------       --------
                                            $  238.9       $  304.1
                                            ========       ========


Investment banking revenue increased 18% ($5.0 million) during 2005 to $32.9 million, due primarily to an increase in syndicate corporate debt offerings in the current year.

Net fee revenue of $1.294 billion, comprising 41% of net revenue, increased 30% ($294.9 million) during 2005. Asset fees increased 23% ($135.1 million) to $716.9 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $39.8 billion or 23% to $214.0 billion for 2005 compared to $174.3 billion for 2004.

Account and activity fees, and other revenue of $423.1 million increased 32% ($102.7 million) year over year. Other revenue for 2005 includes a $70.0 million payment received from a mutual fund company due to a termination of a profit sharing agreement. Excluding the $70.0 million termination payment, account and activity, and other fees have increased 10% ($32.7 million) over the prior year due to growth in customer accounts. Revenue received from mutual fund and money market sub-transfer agent services increased 15% ($25.4 million) to $197.4 million, due primarily to an 18% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 13%, resulting in custodial fee revenue growth of 14% ($9.5 million) to $78.2 million.

                                  PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Net interest and dividend income increased 59% ($57.1 million) to $154.3 million during 2005 due primarily to an increase in customer margin loans outstanding and an increase in interest rates. Interest income from customer loans increased 39% ($49.3 million). Average customer margin loan balances were $2.451 billion in 2005, compared to $2.343 billion in 2004, an increase of 5%. The average rate earned on customer loan balances increased to approximately 7.09% during 2005 from approximately 5.24% during 2004.

Operating expenses increased 7% ($186.2 million) to $2.805 billion during 2005. Compensation and benefits costs increased 9% ($146.8 million) to $1.821 billion. Within compensation and benefits costs, sales compensation increased 5% ($45.1 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants, and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 22% ($39.5 million). Payroll expense increased 12% ($61.7 million) due to increased compensation costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. Effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for 2005 was $28.0 million. On a full time equivalent basis, the Partnership had 4,096 headquarters associates and 10,103 branch staff associates as of December 31, 2005, compared to 4,030 headquarters associates and 9,858 branch staff associates as of December 31, 2004.

Advertising expenses increased 23% ($9.4 million) to $49.4 million during 2005 primarily due to the launch of a new advertising campaign in January 2005. Postage and shipping expense increased 14% ($6.4 million) to $51.4 million primarily due to mailing costs in 2005 associated with the Partnership's mutual fund settlements which were executed in December 2004. Legal expenses increased 12% ($12.6 million) to $113.9 million during 2005 due primarily to costs associated with legal matters and regulatory settlements. (See Mutual Fund Matters below and Item 3 - Legal Proceedings for more information).

MUTUAL FUND MATTERS

In recent years, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry issues including market timing, late trading, the failure of various broker-dealers to provide breakpoint discounts to mutual fund purchasers, the sale of certain mutual fund share classes, mutual fund net asset value transfer programs, and the manner in which mutual fund and annuity companies compensate broker-dealers.

In December 2004, the Partnership entered into settlement agreements with the SEC, NASD, the NYSE and the U.S. Attorney's Office for the Eastern District of Missouri primarily related to allegations that the Partnership failed to adequately disclose revenue sharing payments that it received from a group of mutual fund families and 529 savings plans that the Partnership recommended to its customers. The agreements and orders required the Partnership to make a payment of $75 million into a FAIR FUND, pursuant to
Section 308 of the Sarbanes-Oxley Act of 2002, that will in turn be distributed to its customers who purchased so-called Preferred Family mutual fund shares from January 1, 1999 through December 2004. Through 2004, the Partnership had designated seven mutual fund companies as Preferred Family mutual funds. The Preferred Family mutual funds constitute a significant portion of the Partnership's revenue derived from mutual funds.


In addition, the Partnership was required to offer a free switch to customers who held Preferred Family mutual fund shares as of December 2004 that would allow, in general, the Partnership's customers to

                                  PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

switch their holdings in a Preferred Family mutual fund to some other buy-eligible mutual fund offered by the Partnership without the normal sales load. Buy-eligible mutual funds are those the Partnership has authorized its investment representatives to offer to customers. The Partnership was also required to make ongoing additional disclosures to customers concerning revenue sharing arrangements with Preferred Family mutual funds and to alter various policies, practices, training and other internal procedures including restructuring the Partnership's investment representative bonus system, pursuant to the agreements and orders. Furthermore, the Partnership was required and has engaged an independent consultant to review the Partnership's compliance with the agreements and orders. In connection with the $75 million payment, the Partnership recorded a charge of $50 million in December 2004 with the remaining $25 million charged against previously established reserves. The $50 million reduction in net income before allocations to partners was specially allocated to subordinated limited partners and general partners. Subordinated limited partners are either current or retired general partners. Additionally, in connection with the settlements, the Partnership's Managing Partner voluntarily retired as the Partnership's Managing Partner effective December 31, 2005 and absorbed a disproportionate allocation of the reduction of income allocated to general partners (See Item 11 - Executive Compensation).

During 2003, a task force organized by the SEC, the NASD, the Securities Industry Association, and the Investment Company Institute examined the ability of broker-dealers to deliver breakpoint discounts in the sale of front-end sales load mutual fund shares commonly known as A shares. Breakpoint discounts are reductions in sales loads based upon the amount invested by the customer. The task force recommended significant changes in procedures for gathering information from clients and sharing information with mutual funds to better enable broker-dealers to meet their obligations to deliver breakpoint discounts to clients purchasing A shares.

The NASD issued a notice to its members in August 2003 requiring restitution where member firms were aware that customers did not receive the breakpoint discounts to which they were entitled. After issuing the August notice, the NASD directed almost 450 securities firms, including the Partnership, to notify its customers who purchased Class A mutual funds since January 1, 1999, that they may be due refunds as a result of the firms' failure to provide breakpoint discounts. During 2004, the Partnership notified its customers that they may not have received breakpoint discounts to which they may have been entitled. As of December 31, 2005, the Partnership had made approximately $3.5 million in restitution payments. The Partnership does not anticipate that additional restitution payments will be significant, nor are they expected to exceed reserves established by the Partnership for potential refunds.

The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions, refer to "Item 3 - Legal Proceedings".

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. The Partnership derived 64% of its total revenue from sales and services related to mutual fund and annuity products in 2005 and 66% in 2004 with 30% of its total revenue in 2005 and 31% in 2004 being derived from one vendor. Significant reductions in the revenues from these products could have a material adverse impact on the Partnership.

                                  PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS (2004 VERSUS 2003)

For 2004, net revenue increased 14% ($354.9 million) to $2.835 billion, while income before allocations to partners increased 7% ($13.4 million) to $216.7 million. The Partnership's profit margin based on income before allocations to partners decreased to 7.5% in 2005, from 8.0% in 2003. Year over year, the Partnership's net revenue and income before allocations to partners increased due primarily to an increase in customer activity, growth in customer asset values and higher account and activity fees. Operating expenses increased in 2004 due primarily to growth in sales compensation related to the increase in net revenues, costs associated with regulatory settlements and costs associated with the continued expansion and enhancement of its branch office network. The Partnership added 84 (1%) IRs during the twelve months ended December 31, 2004, ending the year with 9,493 IRs.

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

                                           (in millions) Years ended
                               ----------------------------------------------
                                      December 31,           December 31,
                                         2004                   2003
                               ----------------------- ----------------------
Mutual funds                           $  986.6               $  841.5
Equities                                  315.0                  264.3
Insurance                                 202.1                  163.2
Corporate bonds                             0.3                    0.6
                               ----------------------- ----------------------
                                       $1,504.0               $1,269.6
                               ======================= ======================


Principal transactions revenue decreased 13% ($46.6 million) to $304.1 million during 2004 due to a decrease in customer dollars invested in fixed income products and a shift to lower margin shorter maturity products. Customers in the U.S. invested $18.7 billion in principal revenue transactions in 2004 compared to $19.1 billion in 2003, a decrease of 2%. The Partnership's margin earned in the U.S. on each $1,000 invested decreased to $15.30 during 2004 from $17.40 during 2003. Revenue from municipal bonds decreased 27% ($40.2 million) and collateralized mortgage obligations decreased 34% ($12.6 million) while corporate bonds increased 8% ($7.0 million). The following table summarizes principal transaction revenue year over year:

                                  PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

                                                            (in millions) Years ended
                                                 ----------------------------------------------
                                                      December 31,           December 31,
                                                          2004                   2003
                                                 ----------------------- ----------------------
Municipal bonds                                          $ 107.2                $ 147.4
Corporate bonds                                             93.0                   86.0
Government bonds                                            35.1                   40.4
Collateralized mortgage obligations                         24.8                   37.4
Unit investment trusts                                      23.7                   26.1
Certificates of deposit and other                           20.3                   13.4
                                                 ----------------------- ----------------------
                                                         $ 304.1                $ 350.7
                                                 ======================= ======================

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

Account and activity fees, and other revenue of $320.4 million increased 15% ($42.1 million) year over year. Revenue for 2003 includes a business interruption insurance claim of $7.0 million pertaining to September 11, 2001, which is included in other revenue. Excluding this item, account and activity, and other fees have increased 18% ($49.1 million) over the prior year due to growth in customer accounts and increased fees related to mutual fund and insurance sales. Revenue received from mutual fund and money market sub-transfer agent services increased 22% ($31.5 million) to $172.0 million, due primarily to a 20% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 15%, resulting in custodial fee revenue growth of 16% ($9.5 million) to $68.8 million. Fee revenue from mutual fund and insurance sales increased 41% ($4.4 million) to $15.4 million due to higher sales volumes.

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

Operating expenses increased 15% ($341.5 million) to $2.619 billion during 2004. Compensation and benefits costs increased 15% ($220.0 million) to $1.674 billion. Within compensation and benefits costs, sales compensation increased 16% ($128.7 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants, and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 52% ($60.9 million). Payroll expense increased 8% ($35.5 million) due to increased costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership had 4,030 headquarters associates and 9,858 branch staff associates as of December 31, 2004, compared to 3,887 headquarters associates and 9,567 branch staff associates as of December 31, 2003.

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

Legal expenses increased 298% ($75.9 million) to $101.4 million during 2004. The increase is primarily due to regulatory settlements reached in December 2004 and the related legal and professional expenses (See Mutual Fund Matters below and Item 3 - Legal Proceedings for more information).


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at December 31, 2005, excluding the reserve for anticipated withdrawals, was $802.6 million, compared to partnership capital, excluding the reserve for anticipated withdrawals, of $751.7 million at December 31, 2004. The increase is primarily due to the retention of General Partner earnings ($60.5 million) and the issuance of subordinated limited partner interests ($24.2 million), offset by redemption of general partner, subordinated limited partner, and limited partner interests ($26.9 million, $1.5 million, and $5.4 million, respectively). It has been the Partnership's practice to retain approximately 30% of income allocated to general partners. For 2005, the Partnership retained 26% of income allocated to general partners. For 2004, as a result of the regulatory settlements the Partnership retained approximately only 13% of income allocated to general partners.

At December 31, 2005, the Partnership had $260.8 million in cash and cash equivalents. Lines of credit were in place at such date aggregating $1.210 billion ($1.160 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at December 31, 2005. The Association had loans from The Federal Home Loan Bank of $30.5 million as of December 31, 2005, which were secured by mortgage loans.

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

The Partnership's growth in recent years has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the year ended December 31, 2005.

                                  PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes the Partnership's financing commitments and obligations, as of December 31, 2005, excluding customer accounts due on demand. Subsequent to December 31, 2005, these commitments and obligations could fluctuate based on the changing business environment.

                                                                 Payments Due by Period
                                                                 ----------------------
                                        2006        2007        2008       2009       2010     Thereafter     Total
                                   ----------------------------------------------------------------------------------

Bank loans                           $  8,500     $     -     $     -    $     -     $     -    $      -    $  8,500
Long-term debt                          9,324       3,555       1,742        802         863       7,427      23,713
Liabilities subordinated to
  claims of general creditors          45,700      23,200      14,200      3,700      53,700     203,700     344,200
Rental commitments                     96,608      44,660      29,694     20,298      13,590      99,905     304,755
Fedral Home Loan Bank advances          8,750       4,850       6,535        640       7,220       2,549      30,544
                                   ----------------------------------------------------------------------------------
Total financing commitments
  and obligations                    $168,882     $76,265     $52,171    $25,440     $75,373    $313,581    $711,712
                                   ----------------------------------------------------------------------------------


For the year ended December 31, 2005, cash and cash equivalents increased $66.8 million. Cash provided by operating activities was $424.2 million. The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, a decrease in net receivables from customers, an increase in accounts payable and accrued expenses, and an increase in accrued compensation and employee benefits. These increases to cash and cash equivalents were partially offset by an increase in securities purchased under agreements to resell and other assets. Cash used in investing activities was $89.4 million consisting primarily of capital expenditures supporting the Partnership's operations. Cash used in financing activities was $268.1 million, consisting primarily of partnership withdrawals and distributions ($212.3 million), redemption of partnership interests ($33.8 million) and repayment of subordinated debt ($43.2 million), offset by issuance of subordinated limited partner interests ($24.2 million).

For the year ended December 31, 2004, cash and cash equivalents increased $6.1 million. Cash provided by operating activities was $300.9 million. The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, a net decrease in inventory securities and an increase in accounts payable and accrued expenses. These increases to cash and cash equivalents were partially offset by growth in the customer margin loans. Cash used in investing activities was $81.7 million consisting of capital expenditures supporting the Partnership's operations. Cash used in financing activities was $212.1 million, consisting primarily of partnership withdrawals ($201.1 million) and repayment of subordinated debt ($20.7 million).

As a result of its activities as a broker-dealer, EDJ, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, EDJ must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2005, EDJ's Net Capital of $570.9 million was 24.4% of aggregate debit items and its Net Capital in excess of the minimum required was $524.2 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through June 30, 2006, as a percentage of aggregate debit items was 24.0%. Net capital and the related capital percentages may fluctuate on a daily basis.

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

NEW ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154- "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20- "Accounting Changes," and FASB No. 3- "Reporting Accounting Changes in Interim Financial Statements." This statement requires all changes in accounting principles to be accounted for by retrospective application to the financial statements for prior periods unless it is impracticable to do so. It is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Partnership does not expect SFAS No. 154 to have a material impact on consolidated financial position, results of operation or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were adopted in the Partnership's financial statements beginning with the quarter ended March 26, 2004.

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the year ended December 31, 2005 and 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

The Partnership does not qualify as an accelerated filer under the Sarbanes-Oxley Act of 2002 with regard to Section 404 of the Act concerning Management Assessment of Internal Controls. The provisions of Section 404 will be applicable to the Partnership's financial statements effective for the year ended December 31, 2007. The Partnership is currently preparing for implementation of this requirement.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At December 31, 2005, amounts receivable from customers were $2.419 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.4 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $27.8 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

Based on its analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2005 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                   PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item
                                                                        Page No.

       Report of Independent Registered Public Accounting Firm ..........  37

       Consolidated Statements of Financial Condition as of
       December 31, 2005 and 2004........................................  38

       Consolidated Statements of Income for the years ended
       December 31, 2005, 2004 and 2003..................................  40

       Consolidated Statement of Changes in Partnership Capital
       for the year ended December 31, 2003..............................  41

       Consolidated Statements of Changes in Partnership Capital
       Subject to Mandatory Redemption for the years ended
       December 31, 2005 and 2004........................................  42

       Consolidated Statements of Cash Flows for the years ended
       December 31, 2005, 2004 and 2003..................................  43

       Notes to Consolidated Financial Statements........................  44

                                   PART II

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital, of changes in partnership capital subject to mandatory redemption and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and subsidiaries (the "Partnership") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2006

                                   PART II

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                         ASSETS
                                                                                    December 31,         December 31,
(Dollars in thousands)                                                                  2005                 2004
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                            $  260,841           $  194,089

Securities purchased under agreements to resell                                         479,000              275,000

Receivable from:
  Customers                                                                           2,418,887            2,498,688
  Brokers, dealers and clearing organizations                                           232,030              221,535
  Mortgages and loans                                                                   134,976              150,377

Securities owned, at market value
  Inventory securities                                                                   96,911               48,730
  Investment securities                                                                 170,978              220,048

Equipment, property and improvements, at cost,
 net of accumulated depreciation and amortization                                       317,019              316,814

Other assets                                                                            206,836              174,222
                                                                                 ------------------  ------------------

  TOTAL ASSETS                                                                       $4,317,478           $4,099,503
                                                                                 ==================  ==================

                The accompanying notes are an integral part of these consolidated financial statements.


                                  PART II

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     LIABILITIES

                                                                                    December 31,         December 31,
(Dollars in thousands)                                                                  2005                 2004
---------------------------------------------------------------------------------------------------------------------

Bank loans                                                                           $    8,500           $        -
Payable to:
  Customers                                                                           2,208,645            2,131,217
  Brokers, dealers and clearing organizations                                            66,614               71,535
  Depositors                                                                            104,411              117,337

Securities sold, not yet purchased, at market value                                      11,460               38,808

Accrued compensation and employee benefits                                              354,266              285,754

Accounts payable and accrued expenses                                                   248,754              193,435

Federal Home Loan Bank advances                                                          30,544               33,928

Long-term debt                                                                           23,713               31,823
                                                                              ------------------  -------------------
                                                                                      3,056,907            2,903,837
                                                                              ------------------  -------------------

Liabilities subordinated to claims of general creditors                                 344,200              387,425
                                                                              ------------------  -------------------

Commitments and contingencies (Notes 16 and 17)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                                             802,612              751,674

Reserve for anticipated withdrawals                                                     113,759               56,567
                                                                              ------------------  -------------------

Total partnership capital subject to mandatory redemption                               916,371              808,241
                                                                              ------------------  -------------------

      TOTAL LIABILITIES                                                              $4,317,478           $4,099,503
                                                                              ==================  ===================

               The accompanying notes are an integral part of these consolidated financial statements.

                                  PART II

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years Ended December 31,
(Dollars in thousands,                                     --------------------------------------------------------------
except per unit information)                                          2005                 2004                  2003
-------------------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                                      $1,568,893           $1,504,038            $1,269,605
  Asset fees                                                          716,904              581,810               464,465
  Account and activity fees                                           335,105              304,591               254,290
  Principal transactions                                              238,884              304,124               350,662
  Interest and dividends                                              209,734              153,076               132,114
  Investment banking                                                   32,892               27,934                43,817
  Other revenue                                                        88,015               15,792                23,909
                                                           -------------------  -------------------   -------------------
    Total revenue                                                   3,190,427            2,891,365             2,538,862
  Interest expense                                                     55,468               55,913                58,313
                                                           -------------------  -------------------   -------------------
    Net revenue                                                     3,134,959            2,835,452             2,480,549
                                                           -------------------  -------------------   -------------------
Operating expenses:
  Compensation and benefits                                         1,821,237            1,674,444             1,454,400
  Communications and data processing                                  263,043              278,314               262,884
  Occupancy and equipment                                             260,114              253,031               237,509
  Legal                                                               113,940              101,358                25,443
  Payroll and other taxes                                             112,565              102,074                91,537
  Postage and shipping                                                 51,366               45,005                43,280
  Advertising                                                          49,440               40,075                41,438
  Floor brokerage and clearance fees                                   13,919               13,077                13,958
  Other operating expenses                                            119,350              111,347               106,790
                                                           -------------------  -------------------   -------------------
    Total operating expenses                                        2,804,974            2,618,725             2,277,239
                                                           -------------------  -------------------   -------------------
Income before allocations to partners                                 329,985              216,727               203,310
Allocations to partners:
  Limited partners                                                     33,679               27,800                     -
  Subordinated limited partners                                        39,587               22,555                     -
  General partners                                                    256,719              166,372                     -
                                                           -------------------  -------------------   -------------------
Net income                                                         $        -           $        -            $  203,310
                                                           ===================  ===================   ===================
Net income allocated to:
  Limited partners                                                 $        -           $        -            $   24,252
  Subordinated limited partners                                             -                    -                21,680
  General partners                                                          -                    -               157,378
                                                           -------------------  -------------------   -------------------
                                                                   $        -           $        -            $  203,310
                                                           ===================  ===================   ===================
Income before allocations to partners/net
 income per weighted average $1,000 equivalent
 limited partnership unit outstanding                              $   157.11           $   126.43            $   108.08
                                                           ===================  ===================   ===================
Weighted average $1,000 equivalent
 limited partnership units outstanding                                214,366              219,885               224,389
                                                           ===================  ===================   ===================


                 The accompanying notes are an integral part of these consolidated financial statements.

                                  PART II


                                           THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                            FOR THE YEAR ENDED DECEMBER 31, 2003


                                                               Limited           Subordinated        General
                                                             Partnership     Limited Partnership   Partnership
(Dollars in thousands)                                         Capital             Capital           Capital         Total
-----------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL                                    $ 239,839           $  98,422         $ 371,684      $ 709,945
 Reserve for anticipated withdrawals                            (11,173)             (3,123)          (14,278)       (28,574)
                                                       ----------------------------------------------------------------------
 Partnership capital net of reserve for
  anticipated withdrawals, December 31, 2002                    228,666              95,299           357,406        681,371

 Issuance of partnership interests                                    -               9,829                 -          9,829
 Redemption of partnership interests                             (6,166)             (1,190)                -         (7,356)
 Net Income                                                      24,252              21,680           157,378        203,310
 Withdrawals and distributions                                   (8,907)            (13,212)          (79,749)      (101,868)
                                                       ----------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL                                      237,845             112,406           435,035        785,286
 Reserve for anticipated withdrawals                            (15,345)             (8,468)          (34,193)       (58,006)
                                                       ----------------------------------------------------------------------

 Partnership capital net of reserve for
  anticipated withdrawals, December 31, 2003                    222,500             103,938           400,842        727,280

 Required reclassification of partnership
  capital pursuant to SFAS No. 150 (See Note 1)                (222,500)           (103,938)         (400,842)      (727,280)
                                                       ----------------------------------------------------------------------

 Partnership capital net of reserve for
  anticipated withdrawals, January 1, 2004                    $       -           $       -         $       -      $       -
                                                       ======================================================================


Included in Total Partnership Capital as of December 31, 2003 are Reserves for anticipated withdrawals which the Partnership distributed to its General and Limited Partners subsequent to year end.


                  The accompanying notes are an integral part of these  consolidated financial statements.

                                  PART II

                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                               SUBJECT TO MANDATORY REDEMPTION
                                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                               Limited           Subordinated        General
                                                             Partnership     Limited Partnership   Partnership
(Dollars in thousands)                                         Capital             Capital           Capital         Total
-----------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
  MANDATORY REDEMPTION, JANUARY 1, 2004                       $ 237,845           $ 112,406         $ 435,035      $ 785,286
 Reserve for anticipated withdrawals                            (15,345)             (8,468)          (34,193)       (58,006)
                                                      -----------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve of anticipated
  withdrawals, January 1, 2004                                  222,500             103,938           400,842        727,280
                                                      =======================================================================

 Issuance of partnership interests                                    -              12,727                 -         12,727
 Redemption of partnership interests                             (4,925)               (450)                -         (5,375)
 Income allocated to partners                                    27,800              22,555           166,372        216,727
 Withdrawals and distributions                                  (11,079)            (22,819)         (109,220)      (143,118)
                                                      -----------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
  MANDATORY REDEMPTION, DECEMBER 31, 2004                       234,296             115,951           457,994        808,241
 Reserve for anticipated withdrawals                            (16,721)             (3,469)          (36,377)       (56,567)
                                                      -----------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2004                                217,575             112,482           421,617        751,674
                                                      =======================================================================

 Issuance of partnership interests                                    -              24,207                 -         24,207
 Redemption of partnership interests                             (5,361)             (1,491)          (26,900)       (33,752)
 Income allocated to partners                                    33,679              39,587           256,719        329,985
 Withdrawals and distributions                                  (11,861)            (25,474)         (118,408)      (155,743)
                                                      -----------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
  MANDATORY REDEMPTION, DECEMBER 31, 2005                       234,032             149,311           533,028        916,371
 Reserve for anticipated withdrawals                            (21,818)            (14,114)          (77,827)      (113,759)
                                                      -----------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2005                              $ 212,214           $ 135,197         $ 455,201      $ 802,612
                                                      =======================================================================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  PART II


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the years ended December 31,
                                                                         ---------------------------------------------
(Dollars in thousands)                                                        2005            2004           2003
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $       -       $       -      $ 203,310
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                    329,985         216,727              -
    Depreciation and amortization                                             89,191          95,476         88,785
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                         (204,000)         15,000       (225,000)
    Net receivable from customers                                            157,229        (157,698)        77,008
    Net receivable from brokers, dealers and
     clearing organizations                                                  (15,416)        (38,468)       (42,167)
    Receivable from mortgages and loans                                       15,401         (24,317)       (13,101)
    Securities owned, net                                                    (26,459)         80,131        113,940
    Other assets                                                             (32,614)         (5,886)       (10,933)
    Payable to depositors                                                    (12,926)          9,349         (1,736)
    Accrued compensation and employee benefits                                55,319          37,025         91,679
    Accounts payable and accrued expenses                                     68,512          72,527             62
                                                                         -------------- --------------- --------------
    Net cash provided by operating activities                                424,222         299,866        281,847
                                                                         -------------- --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                      (89,396)        (81,664)      (121,282)
                                                                         -------------- --------------- --------------
    Net cash used in investing activities                                    (89,396)        (81,664)      (121,282)
                                                                         -------------- --------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Bank Loans                                                       8,500               -              -
  Issuance of Federal Home Loan Bank advances, net                            (3,384)         10,272          9,828
  Repayment of long-term debt                                                 (8,110)         (7,868)        (9,672)
  Repayment of subordinated liabilities                                      (43,225)        (20,725)       (20,725)
  Issuance of partnership interests                                           24,207          12,727          9,829
  Redemption of partnership interests                                        (33,752)         (5,375)        (7,356)
  Withdrawals and distributions from partnership capital                    (212,310)       (201,124)      (130,442)
                                                                         -------------- --------------- --------------
    Net cash used in financing activities                                   (268,074)       (212,093)      (148,538)
                                                                         -------------- --------------- --------------
    Net increase in cash and cash equivalents                                 66,752           6,109         12,027
CASH AND CASH EQUIVALENTS,
  Beginning of year                                                          194,089         187,980        175,953
                                                                         -------------- --------------- --------------
  End of year                                                              $ 260,841       $ 194,089      $ 187,980
                                                                         ============== =============== ==============

Cash paid for interest                                                     $  56,529       $  56,429      $  58,813
                                                                         ============== =============== ==============

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

FOREIGN EXCHANGE. Assets and liabilities denominated in foreign currencies are translated at the exchange rates at the end of the period. Revenue and expenses denominated in foreign currencies are translated using the prevailing exchange rate on the date of the transaction. Foreign exchange gains and losses are included in Other Revenue on the Consolidated Statements of Income.

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

SECURITIES BORROWING AND LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender. In securities loaned transactions, the Partnership receives collateral in the form of cash or other collateral. Collateral for both securities borrowed and securities loaned is based on 102% of the market value of the underlying securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in receivable

                                  PART II
from and payable to brokers, dealers and clearing organizations in the consolidated statements of financial condition.

COLLATERAL. The Partnership reports as assets collateral it has pledged in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership does not report collateral it has received in secured lending and other arrangements as an asset when the debtor has the right to redeem or substitute the collateral on short notice.

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

SEGREGATED CASH. Cash of $2 and $51 was segregated in a special reserve bank account for the benefit of customers, and is included in Cash and Cash Equivalents as of December 31, 2005 and 2004, respectively, under rule 15c3-3 of the Securities and Exchange Commission ("SEC").

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership and each partner is liable for their own tax payments. Any subsidiaries' income tax provisions are insignificant.

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

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest

                                  PART II
expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2005 and 2004. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                               2005                       2004
                                                            -----------               -----------
Receivable from clearing organizations                      $   200,640               $   196,403
Receivable from money market funds                               10,635                     6,523
Securities failed to deliver                                      9,306                     5,552
Dividends receivable                                              8,262                     4,196
Deposits paid for securities borrowed                             2,122                     6,447
Other                                                             1,065                     2,414
                                                            -----------               -----------
Total receivable from brokers, dealers
  and clearing organizations                                $   232,030               $   221,535
                                                            ===========               ===========

Securities failed to receive                                $    39,425               $    58,077
Payable to clearing organizations                                22,726                     1,591
Securities loaned                                                 3,265                     8,203
Other                                                             1,198                     3,664
                                                            -----------               -----------
Total payable to brokers, dealers and
  clearing organizations                                    $    66,614               $    71,535
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

                                  PART II

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is primarily composed of the Association's adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values.

NOTE 5 - SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased are summarized as follows (at market value):

                                                            2005                               2004
                                              ------------------------------     -------------------------------

                                                               Securities                          Securities
                                                                  Sold,                              Sold,
                                               Securities        not yet         Securities         not yet
                                                 Owned          Purchased           Owned          Purchased
                                             -------------    -------------     -------------    --------------
Inventory securities:
  Certificates of deposit                    $     15,105     $      2,994      $      5,519     $      23,194
  U.S. and Canadian government
    and U.S. agency obligations                      6,744            4,675             8,246            11,947
  State and municipal obligations                   44,374              203            22,426               206
  Corporate bonds and notes, and
     collateralized mortgage obligations            17,485            2,578             8,421             3,314
  Equities                                          12,239              445               333                72
  Unit investment trusts                               964              565             3,785                75
                                             -------------    -------------     -------------    --------------

                                             $      96,911    $      11,460     $      48,730    $       38,808
                                             =============    =============     =============    ==============
Investment securities:
  U.S. government and agency
     obligations held by U.S. broker-
     dealer                                  $      74,093                      $     121,558
  U.S. and Canadian government and
     U.S. agency obligations held by
     foreign broker-dealers                         32,597                             39,731
  Mutual funds                                      64,288                             58,759
                                             -------------                      -------------

                                             $     170,978                      $     220,048
                                             =============                      =============

         The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $7,000 and $6,000 at December 31, 2005 and 2004, respectively.

                                  PART II

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                                         2005                  2004
                                                                     ------------          -----------

Land                                                                  $   12,915            $  12,915
Buildings and improvements                                               361,747              326,324
Equipment, furniture and fixtures                                        652,021              631,981
                                                                     ------------          -----------

     Total equipment, property and improvements                        1,026,683              971,220

Accumulated depreciation and amortization                               (709,664)            (654,406)
                                                                     ------------          -----------
     Equipment, property and improvements, net                        $  317,019            $ 316,814
                                                                     ============          ===========

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income under Communications and Data Processing, and Occupancy and Equipment.

NOTE 7 - BANK LOANS

Bank Loans consist of a $20,000 unsecured bank line of credit expiring April 14, 2006, which the Partnership plans to renew at that time. The $8,500 drawn under the line of credit at 12/31/05 was used to fund the construction of a new office building in Tempe, Arizona. Interest on amounts drawn under the line of credit is paid quarterly at a variable rate of 5.68% at December 31, 2005, based on LIBOR plus applicable margin.

The Partnership borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2005, the Partnership had bank lines of credit aggregating $1,210,000 of which $1,160,000 were through uncommitted facilities. Actual borrowing availability under the uncommitted facilities is primarily based on the value of securities owned and customers' margin securities. There were no bank loans outstanding under these lines as of December 31, 2005 or 2004.

Interest is at a fluctuating rate based on short-term lending rates. During the year ended December 31, 2005, EDJ had bank loans outstanding for ten days with an average daily outstanding balance of $40,200 at an average interest rate of 3.89%. During the year ended December 31, 2004, EDJ had bank loans outstanding for twenty-one days of $29,810 at an average interest rate of 2.26%. During 2003, EDJ had bank loans outstanding for one day of $50,000 at an average interest rate of 1.98%

NOTE 8 - PAYABLE TO DEPOSITORS

Amounts payable to depositors are composed of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values.

                                  PART II

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The Association had loans from The Federal Home Loan Bank ("FHLB") of $30,544 and $33,928 as of December 31, 2005 and 2004, respectively. The interest rates on these loans as of December 31, 2005 and 2004 ranged from 1.90% to 6.41% and from 1.38% to 7.40%, respectively. At December 31, 2005 and 2004, $6,000 of these loans were callable at the discretion of the FHLB. At December 31, 2005 and 2004, $64,777 and $76,076, respectively, of receivable from mortgages and loans were pledged as collateral to the FHLB for these loans. Bank loans outstanding at the Association approximate their fair value.

The Association's scheduled bank loan maturities, as of December 31, 2005, are as follows:

                                                    Maturity
              Year                                   Amount
           ----------                              ---------
           2006                                     $ 8,750
           2007                                       4,850
           2008                                       6,535
           2009                                         640
           2010                                       7,220
           Thereafter                                 2,549
                                                   ---------
                                                    $30,544
                                                   =========

During 2005, 2004 and 2003, the Association's average aggregate bank loans outstanding were $36,109, $30,800, and $19,000, respectively, and the average interest rate was 3.93%, 3.69%, and 4.58%, respectively.

                                  PART II

NOTE 10 - LONG-TERM DEBT

Long-term debt is composed of the following:

                                                                               2005               2004
                                                                             --------           --------
Note payable, collateralized by equipment, interest paid quarterly at a variable rate (6.20% at December 31, 2005 and 3.81%
  at December 31, 2004) based on LIBOR plus applicable margin, due in annual installments of $5,000, with a final
  installment of $6,000 on September 30, 2006.                               $  6,000           $ 11,000

Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in monthly installments, with a final
  installment on June 1, 2017.                                                 11,177             11,777

Notes payable, collateralized by real estate, fixed rate of 8.23%, principal and interest due in monthly installments,
  with a final installment on April 5, 2008.                                    3,801              5,220

Notes payable, collateralized by real estate, fixed rate of 4.31%, principal and interest due in monthly installments,
  with a final installment on April 5, 2008.                                    2,735              3,826
                                                                             --------           --------
                                                                             $ 23,713           $ 31,823
                                                                             ========           ========


Scheduled annual principal payments, as of December 31, 2005 are as follows:

                                                       Principal
               Year                                     Payment
            ----------                                ----------

            2006                                       $ 9,324
            2007                                         3,555
            2008                                         1,742
            2009                                           802
            2010                                           863
            Thereafter                                   7,427
                                                      ----------
                                                       $23,713
                                                      ==========

The real estate notes payable of $17,713 at December 31, 2005 are collateralized by land and buildings with a cost basis of $39,163 and a carrying value of $26,047 at December 31, 2005. The $6,000 equipment note payable as of December 31, 2005 is collateralized by equipment with a cost basis of $26,455 and a carrying value of $1,999 at December 31, 2005. Certain notes payable agreements contain restrictions that among other things, require maintenance of a fixed charge coverage ratio of 1.0 to 1.0 and minimum net capital of $28,000, as defined in the agreement. The Partnership is in compliance with all debt covenants and restrictions as of December 31, 2005 and 2004.

                                  PART II

The Partnership has estimated the fair value of the long-term debt to be approximately $23,544 and $31,079 as of December 31, 2005 and 2004, respectively.


NOTE 11 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors consist of:

                                                                              2005             2004
                                                                           ----------       ----------
Capital notes, 7.33%, due in annual installments of $50,000
  commencing on June 12, 2010, with a final installment
  on June 12, 2014.                                                         $250,000         $250,000

Capital notes, with rates ranging from 7.58% to 7.79%,
  due in annual installments ranging from $3,700 to
  $25,000, commencing on August 15, 2005, with a
  final installment of $3,700 on August 15, 2011.                             52,500           75,000

Capital notes, 8.18%, due in annual installments of $10,500,
  with a final installment on September 1, 2008.                              31,500           42,000

Capital notes, 7.95%, due in annual installments
  of $10,225, with a final installment
  of $10,200 on April 15, 2006.                                               10,200           20,425
                                                                           ----------       ----------

                                                                            $344,200         $387,425
                                                                           ==========       ==========

Required annual principal payments, as of December 31, 2005, are as follows:

                                                       Principal
               Year                                     Payment
            ----------                                ----------
            2006                                      $   45,700
            2007                                          23,200
            2008                                          14,200
            2009                                           3,700
            2010                                          53,700
            Thereafter                                   203,700
                                                      ----------
                                                      $  344,200
                                                      ==========

The capital note agreements contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital subject to mandatory redemption. As of December 31, 2005, EDJ was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and Net Capital of $175,390 (see
Note 13). EDJ is in compliance with all restrictions as of December 31, 2005 and 2004.

                                  PART II

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange, Inc. and, therefore, are included in EDJ's computation of Net Capital under the SEC's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $352,200 and $403,140 as of December 31, 2005 and 2004, respectively.


NOTE 12 - PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under "New Accounting Standards" in Note 1, the firm's partnership capital has been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $802,612 consists of $212,214 of limited partnership capital issued in $1,000 units, $135,197 of subordinated limited partnership capital and $455,201 of general partnership capital as of December 31, 2005.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $16,095, $16,492, and $16,868 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.


NOTE 13 - NET CAPITAL REQUIREMENTS

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

At December 31, 2005, EDJ's Net Capital of $570,929 was 24.4% of aggregate debit items and its Net Capital in excess of the minimum required was $524,158. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through June 30, 2006, as a percentage of aggregate debit items was 24.0%. Net Capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2005, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

                                  PART II

NOTE 14 - OTHER REVENUE

During December 2005, EDJ and a mutual fund company terminated a profit sharing agreement which entitled EDJ to receive a specified percentage of the mutual fund company's annual earnings. Other revenue for 2005 includes $70,000 received from the mutual fund company due to the termination of the profit sharing agreement.

During 2003, the Partnership received a business interruption insurance claim of $6,950 pertaining to September 11, 2001, which is included in Other Revenue.


NOTE 15 - EMPLOYEE BENEFIT PLANS

The Partnership maintains profit sharing plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $76,600, $63,300 and $47,900 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2005, 2004 and 2003, respectively.


NOTE 16 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense was $187,700, $190,700, and $183,500 for the years ended December 31, 2005,
2004 and 2003, respectively.

The Partnership's noncancelable lease commitments greater than one year as of December 31, 2005, are summarized below:


                    Year
                 ----------
                 2006                                     $96,608
                 2007                                      44,660
                 2008                                      29,694
                 2009                                      20,298
                 2010                                      13,590
                 Thereafter                                99,905
                                                        ----------
                                                         $304,755
                                                        ==========

NOTE 17 - CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. In recent years, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

                                  PART II

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


NOTE 18 - REGULATORY SETTLEMENTS

In December 2004, the Partnership entered into settlement agreements with the Securities and Exchange Commission, National Association of Securities Dealers, Inc., the New York Stock Exchange and the U.S. Attorney's Office for the Eastern District of Missouri primarily related to allegations that the Partnership failed to adequately disclose revenue sharing payments that it received from a group of mutual fund families and 529 savings plans that the Partnership recommended to its customers. As part of the agreement, the Partnership, without admitting or denying the allegations or findings, consented to various undertakings that included enhanced disclosure of revenue sharing arrangements to customers and payment of $75,000 into a FAIR FUND established pursuant to Section 308 of the Sarbanes-Oxley Act of 2002 for distribution to the Partnership's customers. In connection with the $75,000 payment, the Partnership recorded a charge of $50,000 in December 2004 with the remaining $25,000 charged against previously established reserves. The $50,000 reduction in net income before allocations to partners was specially allocated to subordinated limited partners and general partners. Additionally, in connection with the settlements, the Partnership's Managing Partner voluntarily retired as the Partnership's Managing Partner effective December 31, 2005.



NOTE 19 - RELATED PARTIES

EDJ owns a 49.5% limited partnership interest in the investment advisor to the Edward Jones Money Market Fund and a 49.5% limited partnership interest in the investment advisor to the Federated Capital Income Fund. The Partnership does not have management responsibility with regard to the advisors. Approximately 2% of the Partnership's revenues were derived from the advisors and these funds during 2005 and 2004, and 3% for 2003.

                                  PART II


NOTE 20 - QUARTERLY INFORMATION

(Unaudited)

                                                                      Quarters Ended
                                                                      --------------

2004                                        March 26,          June 25,         September 24,    December 31,
----                                        ---------          --------         ------------     ------------

Total revenue                               $725,029           $728,841           $686,397         $751,098
Income before allocations to
  partners                                    60,939             72,453             58,910           24,425
Income before allocations to
  partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding              $  28.89           $  34.34           $  27.92         $  35.28*


* The $50,000 reduction in net income before allocations to partners related to regulatory settlements (See Note 18) was specially allocated to subordinated limited partners and general partners, and was not allocated to limited partners.


2005                                        March 24,          June 24,         September 30,    December 31,
                                            ---------          --------         ------------     -----------

Total revenue                               $755,797           $784,269           $808,535         $841,826
Income before allocations to
   partners                                   63,980             76,706             88,466          100,833
Income before allocations to
   partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding              $  30.64           $  36.73           $  42.34         $  47.40

                                  PART II

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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


ITEM 9B. OTHER INFORMATION

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 24, 2006, the Partnership was composed of 305 general partners, 4,636 limited partners and 160 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. The Partnership does not have a formal code of ethics for executives. It relies on the core values and beliefs of the Partnership as well as the Partnership Agreement. The Partnership is in the process of developing a code of ethics and program. Subject to the foregoing, the Partnership is managed by its 305 general partners.

Douglas E. Hill voluntarily retired as the Managing General Partner of the Registrant on December 31, 2005. Mr. Hill remains a partner of the Partnership. Effective January 1, 2006, James D. Weddle assumed the role of Managing Partner. He has been a general partner for 21 years.

The Executive Committee of the Partnership, throughout 2005, was composed of Douglas E. Hill, Richie L. Malone, Steven Novik, Norm Eaker, and Lawrence R. Sobol. Mr. Sobol retired as of December 31, 2005, and he is currently a subordinated limited partner of the Partnership. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.

Following is a listing of the names of the Executive Committee, ages, year of becoming a general partner and area of responsibility for each as of February 24, 2006:

Name                               Age                   Partner        Area of responsibility
------------------------------------------------------------------------------------------------------------
James D. Weddle                     52                    1984          Managing Partner
Richie L. Malone                    57                    1979          Information Systems
Steven Novik                        56                    1983          Finance
Tim Kirley                          51                    1994          United Kingdom Operations
Gary D. Reamey                      50                    1984          Canadian Operations
Norman Eaker                        49                    1984          Global Operations & Service
Brett Campbell                      46                    1993          IR Hiring, Training, & Development
------------------------------------------------------------------------------------------------------------

Each member of the Executive Committee has been a general partner of the Partnership for more than five preceding years.

Richie L. Malone is a director of F5 Networks, Inc., Seattle, Washington.

Norman Eaker is a member of the Board of Directors of the Depository Trust & Clearing Corporation and the Board of Trustees of the CUSIP Agency.

                                  PART III

ITEM 11.       EXECUTIVE COMPENSATION


The following table identifies the compensation of the firm's Managing Partner and the five highest compensated individuals of the Partnership during the three most recent years (including respective shares of profit participation).

                                                  (1)            (2)          (3)(4)
                                                                            Net Income
                                                              Deferred       Allocated
                                                               Compen-      to General               Total
                                  Year         Salaries        sation        Partners             (1)(2)(3)(4)
---------------------------------------------------------------------------------------------------------------
Douglas E. Hill (4)               2005         $225,000        $9,954       $7,590,456            $7,825,410
                                  2004          225,000         8,508        1,576,498             1,810,006
                                  2003          200,000         7,160        4,287,876             4,495,036

Richie L. Malone                  2005          175,000         9,954        7,084,425             7,269,379
                                  2004          175,000         8,508        4,365,620             4,549,128
                                  2003          175,000         7,160        4,192,168             4,374,328

Gary D. Reamey                    2005          150,000         9,954        7,084,426             7,244,380
                                  2004          150,000         8,508        4,365,621             4,524,129
                                  2003          150,000         7,160        4,054,043             4,211,203

James D. Weddle                   2005          175,000         9,954        6,578,395             6,763,349
                                  2004          175,000         8,508        4,053,790             4,237,298
                                  2003          175,000         7,160        3,897,020             4,079,180

Steven Novik                      2005          175,000         9,954        6,072,365             6,257,319
                                  2004          175,000         8,508        3,741,961             3,925,469
                                  2003          175,000         7,160        3,601,872             3,784,032

Norman Eaker                      2005          175,000         9,954        6,072,365             6,257,319
                                  2004          175,000         8,508        3,741,961             3,925,469
                                  2003          175,000         7,160        3,607,446             3,789,606
---------------------------------------------------------------------------------------------------------------

(1) Each non-selling general partner receives a salary generally ranging from $115,000 - $250,000 annually. Selling general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the six individuals listed above earned any such



                                  PART III

Item 11.  Executive Compensation, continued


       commissions). Additionally, general partners who are principally engaged in sales are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all investment representative employees.

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

(3) Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from .03% to 3.1% in 2005 and 0.03% to 3.0% in 2004 and 2003. At the discretion of the Managing Partner, the partnership agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Net income allocated to general partners excludes income required to be reinvested under the Partnership Agreement.

       Net income allocable to general partners is the amount remaining after payment of interest and earnings on capital invested to limited partners and subordinated limited partners.

(4) Under a 2004 settlement agreement with the U.S. Attorney's Office for the Eastern District of Missouri resolving threatened enforcement action in connection with the Partnership's disclosure practices regarding the receipt of revenue sharing from preferred mutual funds, Mr. Hill absorbed a disproportionate allocation of the settlement agreement's cost of approximately $3.1 million reducing Mr. Hill's 2004 net income allocated to general partners and his total remuneration presented in the foregoing table. In the absence of the settlement agreement, Mr. Hill's 2004 net income allocated to general partners and the total presented in the above table would have been $4,677,451 and $4,910,959, respectively.

                                  PART III


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 253 of the general partners also own limited partnership interests and 46 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 24, 2006:

                                            Name of                    Amount of
                                            Beneficial                Beneficial             % of
Title of Class                              Owner                     Ownership             Class
-----------------------------------------------------------------------------------------------------
Limited Partnership                         All General
Interests                                   Partners as
                                            a Group                   $28,568,400             13%

Subordinated                                All General
Limited Partnership                         Partners as
Interests                                   a Group                   $29,527,512             24%
-----------------------------------------------------------------------------------------------------

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)                        2005                     2004
                                            -------                  -------
Fees paid by the Partnership:

Audit fees                                  $ 1,225                  $ 1,112
Audit-related fees (1)                        2,150                      692
Tax fees (2)                                    514                      813
All other (3)                                   144                       68
                                            -------                  -------

Total fees                                  $ 4,033                  $ 2,685
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

(3) All other fees consist primarily of information technology advisory services and settlement services.

The audit committee pre-approved all audit and non-audit related services in fiscal year 2005. No services were provided under the deminimis fee exception to the audit committee pre-approval requirements.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Page No.

                                    INDEX

(a)   (1) The following financial statements are included in Part II,
      Item 8:

      Report of Independent Registered Public Accounting Firm.............37

      Consolidated Statements of Financial Condition as of
      December 31, 2005 and 2004..........................................38

      Consolidated Statements of Income for the years ended
      December 31, 2005, 2004 and 2003....................................40

      Consolidated Statement of Changes in Partnership Capital
      for the year ended December 31, 2003................................41

      Consolidated Statements of Changes in Partnership Capital
      Subject to Mandatory Redemption for the years ended
      December 31, 2005 and 2004..........................................42

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2005, 2004 and 2003....................................43

      Notes to Consolidated Financial Statements .........................44

      (2) The following financial statements are included in Schedule I:

      Parent Company Only Condensed Statements of Financial Condition as
      of December 31, 2005 and 2004.......................................69

      Parent Company Only Condensed Statements of Income for the years ended December 31, 2005, 2004 and 2003..............................70

      Parent Company Only Condensed Statements of Cash Flows for the
      years ended December 31, 2005, 2004 and 2003........................71

      Report of Independent Registered Public Accounting Firm.............72

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

(Registrant)                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    ------------------------------------------

By (Signature and Title)            /s/ James D. Weddle
                                    ------------------------------------------
                                    James D. Weddle, Chief Executive Officer


Date                                March 31, 2006
                                    ------------------------------------------


By (Signature and Title)            /s/ Steven Novik
                                    ------------------------------------------
                                    Steven Novik, Chief Financial Officer


Date                                March 31, 2006
                                    ------------------------------------------

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

                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 2005
Exhibit
Number       Page   Description

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

  21           *    Subsidiaries of the Registrant, incorporated herein by
                    reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  23.1        73    Consent of Independent Registered Public Accounting
                    Firm, filed herewith.

  24           *    Delegation of Power of Attorney to Managing Partner
                    contained within Exhibit 3.1

  31          74    Certification pursuant to 18 U.S.C. section 1350, as
                    adopted pursuant to section 302 of the Sarbanes-Oxley
                    Act of 2002.

  32          76    Certification pursuant to 18 U.S.C. section 1350, as
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

                                                                                        Schedule I

                              THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                     (PARENT COMPANY ONLY)

                           CONDENSED STATEMENTS OF FINANCIAL CONDITION


                                                                   December 31,      December 31,
(Dollars in thousands)                                                 2005              2004
---------------------------------------------------------------------------------------------------

ASSETS:

Cash and cash equivalents                                           $   3,881         $   1,731

Investment in subsidiaries                                            905,463           797,710

Others assets                                                           7,423             9,173

                                                                 ---------------  -----------------

TOTAL ASSETS                                                        $ 916,767         $ 808,614
                                                                 ===============  =================


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
  and accrued expenses                                              $     395         $     373

Partnership capital subject to mandatory
  redemption                                                          916,371           808,241
                                                                 ---------------  -----------------
TOTAL LIABILITIES                                                     916,766           808,614

TOTAL PARTNERSHIP CAPITAL                                                   -                 -

TOTAL LIABILITIES AND PARTNERSHIP
                                                                 ---------------  -----------------
CAPITAL                                                             $ 916,766         $ 808,614
                                                                 ===============  =================


                   These financial statements should be read in conjunction with the notes to the consolidated financial statements of The
                                Jones Financial Companies, L.L.L.P.

                                                                                                          Schedule I

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                           CONDENSED STATEMENTS OF INCOME

                                                                                  Years Ended
                                                      ---------------------------------------------------------------
(Dollars in thousands,                                      December 31,          December 31,          December 31,
except per unit information)                                    2005                  2004                  2003
---------------------------------------------------------------------------------------------------------------------

NET REVENUE
  Subsidiary earnings                                        $ 330,098             $ 216,908             $ 200,978
  Management fee income                                         33,510                34,864                36,265
  Other                                                            996                   339                   645
                                                      -------------------   -------------------   -------------------

    Total revenue                                              364,604               252,111               237,888
  Interest expense                                              16,042                16,507                16,880
                                                      -------------------   -------------------   -------------------

    Net revenue                                                348,562               235,604               221,008
                                                      -------------------   -------------------   -------------------


OPERATING EXPENSES
  Compensation and benefits                                     17,645                18,682                17,532
  Payroll and other taxes                                          672                   103                    75
  Other operating expenses                                         260                    92                    91
                                                      -------------------   -------------------   -------------------

    Total operating expenses                                    18,577                18,877                17,698
                                                      -------------------   -------------------   -------------------

INCOME BEFORE ALLOCATIONS
 TO PARTNERS                                                 $ 329,985             $ 216,727             $ 203,310

  Allocations to partners                                     (329,985)             (216,727)                    -
                                                      -------------------   -------------------   -------------------

NET INCOME                                                   $       -             $       -             $ 203,310
                                                      ===================   ===================   ===================


                            These financial statements should be read in conjunction with the notes to the consolidated financial statements of The
                                         Jones Financial Companies, L.L.L.P.

                                                                                                          Schedule I

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended
                                                                      ------------------------------------------------
                                                                         December 31,    December 31,    December 31,
(Dollars in thousands)                                                       2005            2004            2003
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                              $       -       $       -       $ 203,310
  Adjustments to reconcile net income to net cash
   provided by operating activities -
  Income before allocations to partners                                     329,985         216,727               -
  Increase in investment in subsidiaries                                   (107,753)        (27,725)        (68,237)
  Decrease (increase) in other assets and liabilities, net                    1,773           2,137          (6,160)
                                                                      ------------------------------------------------
  Net cash provided by operating activities                                 224,005         191,139         128,913
                                                                      ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of partnership interests                                          24,207          12,727           9,829
  Redemption of partnership interests                                       (33,752)         (5,375)         (7,356)
  Withdrawals and distributions from
   partnership capital                                                     (212,310)       (201,124)       (130,442)
                                                                      ------------------------------------------------

  Net cash used in financing activities                                    (221,855)       (193,772)       (127,969)
                                                                      ------------------------------------------------

  Net increase (decrease) in cash and
   cash equivalents                                                           2,150          (2,633)            944

CASH AND CASH EQUIVALENTS,

  Beginning of year                                                           1,731           4,364           3,420
                                                                      ------------------------------------------------

  End of year                                                             $   3,881       $   1,731         $ 4,364
                                                                      ------------------------------------------------

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                    FIRM ON FINANCIAL STATEMENT SCHEDULES



To The Jones Financial Companies, L.L.L.P.:

Our audits of the consolidated financial statements referred to in our report dated March 24, 2006 appearing in the Form 10-K of The Jones Financial Companies, L.L.L.P. also included audits of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2006