Form 10-Q
period 2006-03-31
JONES FINANCIAL COMPANIES LP LLP
filed 2006-05-15
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

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


                               (314) 515-2000
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of the filing date, there were no voting securities held by non-affiliates of the registrant.

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                           Page
                                                                          Number

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition...................4
            Consolidated Statements of Income................................6
            Consolidated Statements of Changes in Partnership Capital
              Subject to Mandatory Redemption................................7
            Consolidated Statements of Cash Flows............................8
            Notes to Consolidated Financial Statements.......................9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk......19

Item 4.     Controls and Procedures.........................................19


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings...............................................20

Item 1A.    Risk Factors....................................................20

Item 6.     Exhibits........................................................21

            Signatures......................................................22

                                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       ASSETS

                                                                                     (Unaudited)
                                                                                      March 31,          December 31,
(Dollars in thousands)                                                                  2006                 2005
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                            $  272,230           $  260,841

Securities purchased under agreements to resell                                         514,000              479,000

Receivable from:
  Customers                                                                           2,258,509            2,418,887
  Brokers, dealers and clearing organizations                                           260,441              232,030
  Mortgages and loans                                                                   133,594              134,976

Securities owned, at market value
  Inventory securities                                                                  129,915               96,911
  Investment securities                                                                 150,476              170,978

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                                        308,955              317,019

Other assets                                                                            227,024              206,836
                                                                                    ------------         ------------

    TOTAL ASSETS                                                                     $4,255,144           $4,317,478
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

                                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     LIABILITIES

                                                                                     (Unaudited)
                                                                                      March 31,          December 31,
(Dollars in thousands)                                                                  2006                 2005
---------------------------------------------------------------------------------------------------------------------

Bank loans                                                                           $    8,500           $    8,500

Payable to:
  Customers                                                                           2,202,469            2,208,645
  Brokers, dealers and clearing organizations                                            45,123               66,614
  Depositors                                                                            104,074              104,411

Securities sold, not yet purchased, at market value                                      11,614               11,460

Accounts payable and accrued expenses                                                   261,524              248,754

Accrued compensation and employee benefits                                              316,798              354,266

Federal Home Loan Bank advances                                                          31,206               30,544

Long-term debt                                                                           22,903               23,713
                                                                                    ------------         ------------
                                                                                      3,004,211            3,056,907
                                                                                    ------------         ------------

Liabilities subordinated to claims of general creditors                                 344,200              344,200
                                                                                    ------------         ------------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                                             842,119              802,612

Reserve for anticipated withdrawals                                                      64,614              113,759
                                                                                    ------------         ------------
Total partnership capital subject to mandatory redemption                               906,733              916,371
                                                                                    ------------         ------------

    TOTAL LIABILITIES                                                                $4,255,144           $4,317,478
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

                                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                     --------------------------------
(Dollars in thousands,                                                                March 31,            March 24,
except per unit information)                                                            2006                 2005
---------------------------------------------------------------------------------------------------------------------

Revenue:
  Trade revenue
    Commissions                                                                      $  441,947           $  390,879
    Principal transactions                                                               57,577               55,708
    Investment banking                                                                    7,890                7,691
  Fee revenue
    Asset fees                                                                          204,849              165,511
    Account and activity fees                                                            91,719               83,596
    Interest and dividends                                                               58,818               45,796
    Other revenue                                                                        17,505                5,470
                                                                                    ------------         ------------
      Total revenue                                                                     880,305              754,651
  Interest expense                                                                       14,345               13,559
                                                                                    ------------         ------------
      Net revenue                                                                       865,960              741,092
                                                                                    ------------         ------------
Operating expenses:
  Compensation and benefits                                                             520,224              442,381
  Communications and data processing                                                     65,075               65,433
  Occupancy and equipment                                                                67,153               64,188
  Payroll and other taxes                                                                34,694               31,390
  Legal                                                                                  18,101               10,046
  Advertising                                                                            14,970               17,622
  Postage and shipping                                                                   13,341               15,182
  Floor brokerage and clearance fees                                                      4,545                3,570
  Other operating expenses                                                               32,293               27,300
                                                                                    ------------         ------------
    Total operating expenses                                                            770,396              677,112
                                                                                    ------------         ------------

Income before allocations to partners                                                    95,564               63,980

Allocations to partners:
  Limited partners                                                                        8,317                6,632
  Subordinated limited partners                                                           9,775                8,099
  General partners                                                                       77,472               49,249
                                                                                    ------------         ------------

Net income                                                                           $        -           $        -
                                                                                    ============         ============

Income before allocations to partners
 per weighted average $1,000
 equivalent limited partnership unit outstanding                                     $    39.31           $    30.64
                                                                                    ============         ============

Weighted average $1,000 equivalent
  limited partnership units outstanding                                                 211,575              216,449
                                                                                    ============         ============

              The accompanying notes are an integral part of these consolidated financial statements.

                                     6

                                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                            SUBJECT TO MANDATORY REDEMPTION
                                THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 24, 2005
                                                     (Unaudited)

                                                                           Subordinated
                                                            Limited           Limited         General
                                                          Partnership       Partnership     Partnership
(Dollars in thousands)                                      Capital           Capital         Capital           Total
------------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, December 31, 2004                            $ 234,296         $ 115,951       $ 457,994        $ 808,241
Reserve for anticipated withdrawals                          (16,721)           (3,469)        (36,377)         (56,567)
                                                          -----------       -----------     -----------      -----------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, December 31, 2004                              217,575           112,482         421,617          751,674
Issuance of partnership interests                                  -            20,471               -           20,471
Redemption of partnership interests                           (1,426)                -         (16,738)         (18,164)
Income allocated to partners                                   6,632             8,099          49,249           63,980
Withdrawals and distributions                                     (7)             (154)         (5,616)          (5,777)
                                                          -----------       -----------     -----------      -----------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, MARCH 24, 2005                                 222,774           140,898         448,512          812,184
Reserve for anticipated withdrawals                           (6,625)           (7,945)        (22,815)         (37,385)
                                                          -----------       -----------     -----------      -----------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, March 24, 2005                               $ 216,149         $ 132,953       $ 425,697        $ 774,799
                                                          ===========       ===========     ===========      ===========

TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, DECEMBER 31, 2005                            $ 234,032         $ 149,311       $ 533,028        $ 916,371
Reserve for anticipated withdrawals                          (21,818)          (14,114)        (77,827)        (113,759)
                                                          -----------       -----------     -----------      -----------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, December 31, 2005                              212,214           135,197         455,201          802,612
Issuance of partnership interests                                  -             7,523          26,947           34,470
Redemption of partnership interests                           (1,006)          (18,186)         (3,068)         (22,260)
Income allocated to partners                                   8,317             9,775          77,472           95,564
Withdrawals and distributions                                    (14)             (434)         (3,205)          (3,653)
                                                          -----------       -----------     -----------      -----------
TOTAL PARTNERSHIP CAPITAL
  SUBJECT TO MANDATORY
  REDEMPTION, MARCH 31, 2006                                 219,511           133,875         553,347          906,733
Reserve for anticipated withdrawals                           (8,303)           (9,340)        (46,971)         (64,614)
                                                          -----------       -----------     -----------      -----------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, March 31, 2006                               $ 211,208         $ 124,535       $ 506,376        $ 842,119
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

                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                  Three Months Ended
                                                                            -------------------------------
                                                                             March 31,           March 24,
(Dollars in thousands)                                                         2006                 2005
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $       -            $      -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                       95,564              63,980
    Depreciation                                                                22,144              21,725
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                            (35,000)            160,000
    Net receivable from customers                                              154,202             (41,269)
    Net receivable from brokers, dealers and
     clearing organizations                                                    (49,902)              1,557
    Receivable from mortgages and loans                                          1,382               2,533
    Securities owned, net                                                      (12,348)            (35,439)
    Other assets                                                               (20,188)            (28,569)
    Payable to depositors                                                         (337)             (7,346)
    Accounts payable and accrued expenses                                       12,770             (26,191)
    Accrued compensation and employee benefits                                 (37,468)            (15,723)
                                                                            -----------          ----------
    Net cash provided by operating activities                                  130,819              95,258
                                                                            -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                        (14,080)             (8,563)
                                                                            -----------          ----------
    Net cash used in investing activities                                      (14,080)             (8,563)
                                                                            -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Federal Home Loan Bank advances, net                                 662               3,338
  Repayment of long-term debt                                                     (810)               (758)
  Issuance of partnership interests                                             34,470              20,471
  Redemption of partnership interests                                          (22,260)            (18,164)
  Withdrawals and distributions from partnership capital                      (117,412)            (62,344)
                                                                            -----------          ----------
    Net cash used in financing activities                                     (105,350)            (57,457)
                                                                            -----------          ----------
    Net increase in cash and cash equivalents                                   11,389              29,238

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                          260,841             194,089
                                                                            -----------          ----------
  End of period                                                              $ 272,230            $223,327
                                                                            ===========          ==========

Cash paid for interest                                                       $  10,932            $ 11,197
                                                                            ===========          ==========


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

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in central Missouri. Additionally, the Association offers trust services to Edward Jones customers through its division, the Edward Jones Trust Company. See Subsequent Event note for information on the pending sale of the Association's banking business.

The consolidated financial statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

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

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


The results of operations for the three months ended March 31, 2006 and March 24, 2005 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interest and dividend income is earned primarily on margin account balances, securities purchased under agreement to resell, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership's underwriting and distribution of securities on behalf of issuers.

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Since the Partnership is obligated to redeem a partner's capital after a partner's death, SFAS No. 150 requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners is considered interest expense and is classified as a reduction of income before allocations to partners in the Partnership's statement of income, which results in a presentation of $0 net income for the three month periods ended March 31, 2006 and March 24, 2005. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners in the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership's three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Thereafter,

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement. Limited partners do not share in the net loss (as defined in the Partnership Agreement) in any year in which there is net loss and the Partnership is not dissolved or liquidated.

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $842,119 consists of $211,208 of limited partnership capital issued in $1,000 units, $124,535 of subordinated limited partnership capital and $506,376 of general partnership capital as of March 31, 2006. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $4,000 and $4,100 for the three months ended March 31, 2006 and March 24, 2005, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

Subordinated limited partnership capital is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. Subordinated limited partner capital is subordinated to the limited partnership capital.

NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange, Inc, ("NYSE"). Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At March 31, 2006, Edward Jones's Net Capital of $587.2 million was 26.8% of aggregate debit items and its Net Capital in excess of the minimum required was $543.4 million. Net Capital items after anticipated withdrawals, which are scheduled subordinated debt payments through September 29, 2006, as a percentage of aggregate debit items was 24.7%. Net capital and the related capital percentages may fluctuate on a daily basis.

At March 31, 2006, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is also involved, from time to time in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. In recent years, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part II, Item I "Legal Proceedings" in this Form 10-Q.

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, such as purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements. Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if other parties fail to perform, or if certain events occur. These indemnification provisions will vary based upon the contract. The Partnership may in turn obtain indemnifications from other parties in certain contracts. These indemnification provisions are not expected to have a material impact on the Partnership's consolidated results of operations or financial condition.

SUBSEQUENT EVENT

On April 4, 2006, the Association, the Partnership and Commerce Bank, N.A. ("Commerce") entered into a Purchase and Assumption Agreement (the "Purchase Agreement") pursuant to which Commerce agreed to acquire substantially all of the assets and assume substantially all of the liabilities of the Association related to its banking business. Under the Purchase Agreement, the Partnership will receive a purchase price of $16.2 million adjusted for the Association's net assets purchased or liabilities assumed by Commerce. The Partnership estimates it will recognize a gain on the sale; however, the amount is not expected to be material to the Partnership. The actual gain will be based on the Association's balance sheet as of the closing subject to adjustment for the value of the net assets purchased or liabilities assumed. Upon the closing of the Purchase Agreement, the Association will no longer be in engaged in the business of banking. The Association will be renamed the Edward Jones Trust Company and will continue the trust business being conducted by the Edward Jones Trust Company, currently a division of the Association.

Consummation of the transactions contemplated by the Purchase Agreement is subject to approval by regulatory authorities and to the satisfaction of certain other conditions set forth in the Purchase Agreement. The Purchase Agreement is expected to close in the third quarter of 2006.

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

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenue). In the Partnership's Consolidated Statements of Income, trade revenue is comprised of commissions, principal transactions and investment banking. Net fee revenue is comprised of asset fees, account and activity fees, interest and dividends net of interest expense and other revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
MARCH 24, 2005

For the first three months of 2006, net revenue increased 17% ($124.9 million) to $866.0 million, while income before allocations to partners increased 49% ($31.6 million) to $95.6 million. The Partnership's profit margin based on income before allocations to partners increased to 10.9% in the first quarter of 2006, from 8.5% in the first quarter of 2005. The Partnership's net revenue, and income before allocations to partners increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), growth in customer asset values, higher net interest income, recognition of a gain of $5.1 million on the exchange of its NYSE membership for shares as a result of the merger between the NYSE and Archipelago, and a gain of $6.5 million from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal matters, and costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 281 Investment Representatives ("IRs") during the twelve months ended March 31, 2006, ending the quarter with 9,824 IRs, an increase of 3% from 9,543 IRs as of March 24, 2005.

TRADE REVENUE

Trade revenue comprised 59% of net revenue for the first quarter of 2006, down from 61% for the first quarter of 2005. Conversely, net fee revenue comprised 41% for the first quarter of 2006, up from 39% in the first quarter of 2005.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Trade revenue of $507.4 million increased 12% ($53.1 million) during the first quarter of 2006 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars invested partially offset by a lower average gross margin earned on customer dollars invested when compared to the first quarter of 2005. Total customer dollars invested were $20.8 billion during the first quarter of 2006, an 18% ($3.2 billion) increase from the first quarter of 2005 due in part to five additional selling days in 2006. There were 62 days in the first quarter of 2006, a 9% increase over the 57 days in the first quarter of 2005. The Partnership's margin earned on each $1,000 invested decreased to $24.50 for the first quarter of 2006 from $25.90 in 2005. Year over year, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

Commissions revenue increased 13% ($51.1 million) for the first quarter of 2006 to $441.9 million. Commissions revenue increased year over year due primarily to a 14% ($1.8 billion) increase in customer dollars invested to $14.7 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 13% ($35.2 million), equity commissions increased 9% ($7.1 million), and insurance commissions increased 18% ($8.6 million). The following table summarizes commissions revenue quarter over quarter:

                                                 Quarter ended (in millions)
                                               -------------------------------
                                                March 31,            March 24,
                                                  2006                 2004
                                               ----------           ----------
Mutual funds                                     $299.9               $264.7
Equities                                           85.4                 78.3
Insurance                                          56.4                 47.8
Corporate bonds                                     0.2                  0.1
                                               ----------           ----------
                                                 $441.9               $390.9
                                               ==========           ==========

Principal transactions revenue increased 3% ($1.9 million) to $57.6 million during the first quarter of 2006 due primarily to an increase in customer dollars invested offset by a shift in customer dollars invested from higher margin, longer maturity bonds to lower margin, shorter maturity certificates of deposit. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $9.80 during the first quarter of 2006 from $12.10 during the first quarter of 2005. Customers invested $5.7 billion in principal transactions in the first quarter of 2006 compared to $4.4 billion in the first quarter of 2005, an increase of 30%. Revenue from municipal bonds increased 13% ($2.2 million), corporate bonds increased 5% ($0.7 million), and certificates of deposit increased 38% ($2.5 million), while collateralized mortgage obligations decreased 37% ($2.1 million) and government bonds decreased 10% ($0.6 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                 Quarter ended (in millions)
                                               -------------------------------
                                                March 31,            March 24,
                                                  2006                 2004
                                               ----------           ----------
Municipal bonds                                  $19.6                $17.4
Corporate bonds                                   15.4                 14.7
Certificates of deposit                            9.0                  6.5
Government bonds                                   5.6                  6.2
Unit investment trusts                             4.4                  5.2
Collateralized mortgage obligations                3.6                  5.7
                                               ----------           ----------
                                                 $57.6                $55.7
                                               ==========           ==========

Investment banking revenue increased 3% ($0.2 million) during the first quarter of 2006 to $7.9 million, due primarily to an increase in municipal offerings in the current quarter.

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of interest expense, increased 25% ($71.7 million) to $358.5 million during the first quarter of 2006. Asset fees increased 24% ($39.3 million) to $204.8 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased 22% ($44.0 billion) to $241.9 billion in the first quarter of 2006 compared to $197.9 billion in the first quarter of 2005.

Account and activity fees of $91.7 million increased 10% ($8.1 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 15% ($7.1 million) to $53.8 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 18%. Other revenue of $17.5 million increased 220% ($12.0 million) year over year. 2006 includes a $5.1 million gain from the receipt of shares in exchange for the Partnership's NYSE membership as a result of the merger between the NYSE and Archipelago and a $6.5 million gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund. This was offset by the Partnership's gain on investment securities included in Other revenue decreasing by $4.1 million year over year.

Net interest and dividend income increased 38% ($12.2 million) to $44.5 million during the first quarter of 2006 due primarily to an increase in interest rates and an increase in volume of securities purchased under agreements to resell. Interest income from customer loans increased 21% ($8.1 million). The average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 8.32% during the first quarter of 2006 from approximately 6.35% during the first quarter of 2005, while the average customer loan balance decreased 7% ($176.6 million) to $2.3 billion. Interest income from securities purchased under agreement to resell increased 305% ($4.3 million) to $5.7 million. The average rate on these balances increased to 4.34% during the first quarter of 2006 from 2.34% during the first quarter of 2005, and the average investment balance increased 6% ($279.8 million) to $543.6 million.

Operating expenses increased 14% ($93.3 million) to $770.4 million during the first quarter of 2006. Compensation and benefits costs increased 18% ($77.8 million) to $520.2 million. Within compensation and benefits costs, sales compensation increased 18% ($43.2 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarter associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 40% ($20.3 million). Headquarters and branch payroll expense increased 7% ($4.3 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership increased its sales force. On a full time equivalent basis, the Partnership had 4,137 headquarters associates and 10,209 branch staff associates as of March 31, 2006 compared to 4,024 headquarters associates and 9,858 branch staff associates as of March 24, 2005.

Legal expenses increased 80% ($8.0 million) due primarily to costs associated with legal matters, (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and
Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on legal matters and regulatory settlements).

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

For additional discussions of mutual fund matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q.

There are regulatory proposals being considered that could significantly impact the disclosure and potentially the amount of compensation that broker-dealers derive from mutual funds and annuity products. The Partnership believes it is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation.

The Partnership derived 67% of its total revenue from sales and services related to mutual fund and annuity products in the first three months of 2006 and 68% in the first three months of 2005. The Partnership derived 30% of its total revenue for the first three months of 2006 and 34% for the first three months of 2005 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at March 31, 2006, excluding the reserve for anticipated withdrawals, was $842.1 million, compared to $802.6 million at December 31, 2005. The increase is primarily due to the retention of General Partner earnings ($27.2 million) and the issuance of general partners and subordinated limited partner interests ($26.9 million and $7.5 million, respectively), offset by redemption of general partner, subordinated limited partner and limited partner interests ($3.1 million, $18.2 million and $1.0 million, respectively).

At March 31, 2006, the Partnership had $272.2 million in cash and cash equivalents. Lines of credit are in place aggregating $1.210 billion ($1.160 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at March 31, 2006. The Association had loans from The Federal Home Loan Bank of $31.2 million as of March 31, 2006 which were secured by mortgage loans.

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

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


The Partnership's growth in recent years has been financed through sales of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the three months ended March 31, 2006.

For the three months ended March 31, 2006, cash and cash equivalents increased $11.4 million. Cash provided by operating activities was $130.8 million. The primary sources of cash from operating activities include a decrease in net receivable from customers and income before allocations to partners adjusted for depreciation. These increases to cash and cash equivalents were partially offset by an increase in net receivable from brokers, dealers and clearing organizations and a decrease in accrued compensation and employee benefits. Cash used in investing activities was $14.1 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $105.4 million, consisting primarily of partnership withdrawals and distributions ($117.4 million) and redemption of partnership interests ($22.3 million) offset by issuance of subordinated limited partner interests ($34.5 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 31, 2006, Edward Jones's Net Capital of $587.2 million was 26.8% of aggregate debit items and its Net Capital in excess of the minimum required was $543.4 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through September 29, 2006, as a percentage of aggregate debit items was 24.7%. Net capital and the related capital percentage may fluctuate on a daily basis.

CRITICAL ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with GAAP, which require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which may affect its results of operations.

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

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies". The Partnership regularly monitors its exposures for potential losses. The Partnership's total liability with respect to litigation represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership's experience and discussions with legal counsel.

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

For additional discussions of the Partnership's accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2005.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q and, in particular, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "project," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At March 31, 2006, amounts receivable from customers were $2.259 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.9 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $29.6 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the three months ended March 31, 2006 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership's disclosure controls and procedures were effective.

There have been no changes in the Partnership's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                         PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

Spahn IRA, et al v. Edward D. Jones & Co., L.P., et al. - After the Partnership filed a Motion to Dismiss to the Amended and Consolidated Complaint, the Court granted the Plaintiffs leave to file a Second Amended Complaint which is currently due to be filed May 30, 2006.

Enriquez, et al v. Edward D. Jones & Co., L.P., et al. - On March 31, 2006, the Court granted the Partnership's request to remove this case to Federal Court based on the U.S. Supreme Court decision, Dabit. Plaintiffs filed a Motion to Remand which has yet to be decided.

Bressler, et al v. Edward D. Jones & Co., L.P. - On March 31, 2006, the Court granted the Partnership's request to remove this case to Federal Court based on the U.S. Supreme Court decision, Dabit. Plaintiffs filed a Motion to Remand which has yet to be decided.

The People of the State of California v. Edward D. Jones & Co., L.P., et al.
- The Court granted the Motion for Judgment on the Pleadings and allowed the Attorney General to file an Amended Complaint. The Attorney General filed an Amended Complaint to which the Partnership filed a Motion to Dismiss which has yet to be decided.

Booher, et al. v. Edward D. Jones & Co., L.P., et al.- This case was filed on March 31, 2006 in the United States District Court for the Central District of California by a former Investment Representative as a putative class action on behalf of all present and former Investment Representatives in the State of California and, potentially, throughout the United States. Although the lawsuit consists of seven separate causes of action, all of the causes of action arise from claims that Edward Jones failed to comply with California State Wage and Hour Laws and the Federal Fair Labor Standards Act. Specifically, it is alleged that Edward Jones failed to pay overtime in compliance with such laws, unlawfully deducted business expenses from the wages of Investment Representatives, failed to fully compensate terminated Investment Representatives and failed to provide mandatory meal and rest periods in violation of California State Law.

Ellis v. Edward D. Jones & Co., L.P.- This case was filed on March 16, 2006 in the United States District Court for the Western District of Pennsylvania (Johnstown), by a former Investment Representative as a putative class action on behalf of all present and former Pennsylvania Investment Representatives. Although the lawsuit consists of three separate causes of action, all the causes of action arise from claims that Edward Jones failed to pay Pennsylvania Investment Representatives overtime in accordance with Pennsylvania's Minimum Wage Act and the Pennsylvania Wage Payment Collection Law.

See also "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed on Form 10-K for the fiscal year ended December 31, 2005.

                         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
Number      Page       Description

 3.1        23-59      Sixteenth Amended and Restated Agreement of
                       Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 12, 2006.

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

 3.3          *        Form of Limited Partnership Agreement of Edward D.
                       Jones & Co., L.P., incorporated by reference to
                       Exhibit 2 to the Company's Annual Report on Form
                       10-K for the year ended December 31, 1993.

 31.        60-61      Certification pursuant to 18 U.S.C. section 1350,
                       as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

 32.        62-63      Certification pursuant to 18 U.S.C. section 1350,
                       as adopted pursuant to section 906 of the Sarbanes-
                       Oxley act of 2002.

* Incorporated by reference to previously filed exhibits.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               --------------------------------------------

By (Signature and Title)       /s/ James D. Weddle
                               --------------------------------------------
                                   James D. Weddle, Chief Executive Officer

Date                           May 12, 2006
                               --------------------------------------------


By (Signature and Title)       /s/ Steven Novik
                               --------------------------------------------
                                   Steven Novik, Chief Financial Officer

Date                           May 12, 2006
                               --------------------------------------------