Form 10-Q
period 2006-06-30
JONES FINANCIAL COMPANIES LP LLP
filed 2006-08-11
CIK 815917

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------
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

                   THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                    INDEX

                                                                           Page
                                                                          Number

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition.....................3
          Consolidated Statements of Income..................................5
          Consolidated Statements of Changes in Partnership Capital Subject
            to Mandatory Redemption..........................................6
          Consolidated Statements of Cash Flows..............................7
          Notes to Consolidated Financial Statements.........................8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........21

Item 4.   Controls and Procedures...........................................21


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................22

Item 1A.  Risk Factors......................................................23

Item 6.   Exhibits..........................................................23

          Signatures........................................................24

                                             PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        ASSETS

                                                                                    (Unaudited)
                                                                                     June 30,            December 31,
(Dollars in thousands)                                                                 2006                  2005
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                           $   317,623          $   260,841

Securities purchased under agreements to resell                                         550,000              479,000

Receivable from:
  Customers                                                                           2,212,756            2,418,887
  Brokers, dealers and clearing organizations                                           223,320              232,030
  Mortgages and loans                                                                   130,517              134,976

Securities owned, at market value
  Inventory securities                                                                  102,156               96,911
  Investment securities                                                                 142,332              170,978

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                                        305,727              317,019

Other assets                                                                            229,003              206,836
                                                                                    -----------          -----------

    TOTAL ASSETS                                                                    $ 4,213,434          $ 4,317,478
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

                                            PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    LIABILITIES

                                                                                    (Unaudited)
                                                                                      June 30,           December 31,
(Dollars in thousands)                                                                  2006                 2005
---------------------------------------------------------------------------------------------------------------------

Bank loans                                                                          $     8,500          $     8,500

Payable to:
  Customers                                                                           2,164,670            2,208,645
  Brokers, dealers and clearing organizations                                            47,530               66,614
  Depositors                                                                            102,309              104,411

Securities sold, not yet purchased, at market value                                      10,882               11,460

Accounts payable and accrued expenses                                                   273,041              248,754

Accrued compensation and employee benefits                                              320,712              354,266

Federal Home Loan Bank advances                                                          27,964               30,544

Long-term debt                                                                           16,079               23,713
                                                                                    -----------          -----------
                                                                                      2,971,687            3,056,907
                                                                                    -----------          -----------

Liabilities subordinated to claims of general creditors                                 334,000              344,200
                                                                                    -----------          -----------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                                             863,494              802,612

Reserve for anticipated withdrawals                                                      44,253              113,759
                                                                                    -----------          -----------
Total partnership capital subject to mandatory redemption                               907,747              916,371
                                                                                    -----------          -----------

    TOTAL LIABILITIES                                                               $ 4,213,434          $ 4,317,478
                                                                                    ===========          ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                              PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                             --------------------------       --------------------------
(Dollars in thousands,                                       June 30,          June 24,        June 30,        June 24,
except per unit information)                                   2006              2005            2006            2005
---------------------------------------------------------------------------------------       --------------------------

Revenue:
  Trade Revenue
    Commissions                                              $ 415,555        $ 398,271       $  857,502      $  789,150
    Principal transactions                                      76,691           58,231          134,268         113,939
    Investment banking                                           9,712           11,393           17,602          19,084
  Fee Revenue
    Asset fees                                                 214,429          176,419          419,278         341,930
    Account and activity fees                                   92,895           84,965          184,614         168,561
    Interest and dividends                                      64,806           50,866          123,623          96,662
    Other revenue                                                3,233            5,348           20,740          10,818
                                                             ---------        ---------       ----------      ----------
      Total revenue                                            877,321          785,493        1,757,627       1,540,144
  Interest expense                                              14,968           14,026           29,313          27,585
                                                             ---------        ---------       ----------      ----------
      Net revenue                                              862,353          771,467        1,728,314       1,512,559
                                                             ---------        ---------       ----------      ----------
Operating expenses:
  Compensation and benefits                                    513,617          458,934        1,033,842         901,315
  Communications and data processing                            71,322           67,052          136,397         132,485
  Occupancy and equipment                                       69,817           64,696          136,969         128,884
  Payroll and other taxes                                       30,564           28,068           65,258          59,458
  Legal                                                         11,438           18,988           29,538          29,035
  Advertising                                                   14,560           13,261           29,530          30,883
  Postage and shipping                                          13,285           11,131           26,626          26,313
  Floor brokerage and clearance fees                             4,624            3,971            9,169           7,541
  Other operating expenses                                      35,051           28,660           67,347          55,959
                                                             ---------        ---------       ----------      ----------
      Total operating expenses                                 764,278          694,761        1,534,676       1,371,873
                                                             ---------        ---------       ----------      ----------

Income before allocations to partners                           98,075           76,706          193,638         140,686

Allocations to partners:
  Limited partners                                               8,591            7,915           16,908          14,547
  Subordinated limited partners                                  9,676            9,238           19,451          17,337
  General partners                                              79,808           59,553          157,279         108,802
                                                             ---------        ---------       ----------      ----------

Net Income                                                   $       -        $       -       $        -      $        -
                                                             =========        =========       ==========      ==========

Income before allocations to partners
 per weighted average $1,000
 equivalent limited partnership unit outstanding             $   40.77        $   36.73       $    80.08      $    67.37
                                                             =========        =========       ==========      ==========

Weighted average $1,000 equivalent
 limited partnership units outstanding                         210,716          215,491          211,138         215,927
                                                             =========        =========       ==========      ==========

                The accompanying notes are an integral part of these consolidated financial statements.

                                              PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements


                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                            SUBJECT TO MANDATORY REDEMPTION
                                    SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 24, 2005
                                                       (Unaudited)

                                                                            Subordinated
                                                            Limited           Limited         General
                                                          Partnership       Partnership     Partnership
(Dollars in thousands)                                      Capital           Capital         Capital           Total
------------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, December 31, 2004                           $ 234,296         $ 115,951       $ 457,994        $ 808,241
Reserve for anticipated withdrawals                          (16,721)           (3,469)        (36,377)         (56,567)
                                                           ---------         ---------       ---------        ---------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, December 31, 2004                              217,575           112,482         421,617          751,674
Issuance of partnership interests                                  -            22,891               -           22,891
Redemption of partnership interests                           (2,698)                -         (18,858)         (21,556)
Income allocated to partners                                  14,547            17,337         108,802          140,686
Withdrawals and distributions                                 (1,018)          (15,419)        (55,454)         (71,891)
                                                           ---------         ---------       ---------        ---------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, JUNE 24, 2005                                 228,406           137,291         456,107          821,804
Reserve for anticipated withdrawals                          (13,529)           (1,919)        (16,518)         (31,966)
                                                           ---------         ---------       ---------        ---------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, June 24, 2005                                $ 214,877         $ 135,372       $ 439,589        $ 789,838
                                                           =========         =========       =========        =========

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, DECEMBER 31, 2005                           $ 234,032         $ 149,311       $ 533,028        $ 916,371
Reserve for anticipated withdrawals                          (21,818)          (14,114)        (77,827)        (113,759)
                                                           ---------         ---------       ---------        ---------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, December 31, 2005                              212,214           135,197         455,201          802,612
Issuance of partnership interests                                  -             7,523          26,947           34,470
Redemption of partnership interests                           (1,658)          (18,186)         (3,068)         (22,912)
Income allocated to partners                                  16,908            19,451         157,279          193,638
Withdrawals and distributions                                 (1,389)          (16,760)        (81,912)        (100,061)
                                                           ---------         ---------       ---------        ---------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, JUNE 30, 2006                                 226,075           127,225         554,447          907,747
Reserve for anticipated withdrawals                          (15,519)           (2,690)        (26,044)         (44,253)
                                                           ---------         ---------       ---------        ---------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, June 30, 2006                                $ 210,556         $ 124,535       $ 528,403        $ 863,494
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

                                                PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements


                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                                       Six Months Ended
                                                                                                ------------------------------
                                                                                                 June 30,            June 24,
(Dollars in thousands)                                                                             2006                2005
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $       -           $       -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                                         193,638             140,686
    Depreciation                                                                                   47,788              44,192
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                                               (71,000)            219,000
    Net receivable from customers                                                                 162,156            (205,943)
    Net receivable from brokers, dealers and
     clearing organizations                                                                       (10,374)             61,652
    Receivable from mortgages and loans                                                             4,459               3,506
    Securities owned, net                                                                          22,823             (29,906)
    Other assets                                                                                  (22,167)            (37,929)
    Payable to depositors                                                                          (2,102)             (9,038)
    Accounts payable and accrued expenses                                                          24,287             (12,284)
    Accrued compensation and employee benefits                                                    (33,554)            (15,530)
                                                                                                ---------           ---------
    Net cash provided by operating activities                                                     315,954             158,406
                                                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                                           (36,496)            (30,631)
                                                                                                ---------           ---------
    Net cash used in investing activities                                                         (36,496)            (30,631)
                                                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment)/Issuance of Federal Home Loan Bank advances, net                                     (2,580)              5,551
  Repayment of long-term debt                                                                      (7,634)             (1,529)
  Repayment of subordinated debt                                                                  (10,200)            (10,225)
  Issuance of partnership interests                                                                34,470              22,891
  Redemption of partnership interests                                                             (22,912)            (21,556)
  Withdrawals and distributions from partnership capital                                         (213,820)           (128,458)
                                                                                                ---------           ---------
    Net cash used in financing activities                                                        (222,676)           (133,326)
                                                                                                ---------           ---------
    Net increase/(decrease) in cash and cash equivalents                                           56,782              (5,551)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                                             260,841             194,089
                                                                                                ---------           ---------
  End of period                                                                                 $ 317,623           $ 188,538
                                                                                                =========           =========

Cash paid for interest                                                                          $  29,572           $  25,199
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

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, makes commercial, real estate and other loans primarily to customers in central Missouri. Additionally, the Association offers trust services to Edward Jones customers through its division, the Edward Jones Trust Company. See Subsequent Event note for information on the sale of the Association's banking business.

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

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements


The results of operations for the six months ended June 30, 2006 and June 24, 2005 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis, and the related commissions and principal transactions are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the purchase or sale of securities, insurance products and mutual fund shares.

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

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Since the Partnership is obligated to redeem a partner's capital after a partner's death, SFAS No. 150 requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners is considered interest expense and is classified as a reduction of income before allocations to partners in the Partnership's statement of income, which results in a presentation of $0 net income for the six month periods ended June 30, 2006 and June 24, 2005. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $863,494 consists of $210,556 of limited partnership capital issued in $1,000 units, $124,535 of subordinated limited partnership capital and $528,403 of general partnership capital as of June 30, 2006. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $7,900 and $8,100 for the six months ended June 30, 2006 and June 24, 2005, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

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

At June 30, 2006, Edward Jones's Net Capital of $580.7 million was 27.2% of aggregate debit items and its Net Capital in excess of the minimum required was $538.0 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through December 31, 2006, as a percentage of aggregate debit items was 25.5%. Net capital and the related capital percentages may fluctuate on a daily basis.

At June 30, 2006, the Partnership's foreign broker-dealer subsidiaries and the Association were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

                        PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements


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

SUBSEQUENT EVENT

On April 4, 2006, the Association, the Partnership and Commerce Bank, N.A. ("Commerce") entered into a Purchase and Assumption Agreement (the "Purchase Agreement") pursuant to which Commerce agreed to acquire substantially all of the assets and assume substantially all of the liabilities of the Association related to its banking business. Under the Purchase Agreement, the Partnership received a purchase price of $16.2 million adjusted for the Association's net assets purchased or liabilities assumed by Commerce. The Partnership will recognize an after-tax gain of approximately $8.7 million on the sale in July. With the closing of the Purchase Agreement, the Association is no longer engaged in the business of banking through Boone National Savings and Loan. The Association has been renamed Edward Jones Trust Company and will continue the trust business that was conducted by Edward Jones Trust Company, formerly a division of the Association. The Purchase closed on July 20, 2006.

The Association's banking business assets on the Consolidated Statements of Financial Condition that were sold are included in Receivables from Mortgages and loans and aggregated $127.2 million of the $130.5 million of the receivable as of June 30, 2006. The Association's banking business liabilities on the Consolidated Statements of Financial Condition that were sold are included in Payable to Depositors and Federal Home Loan Bank advances. This represents $102.3 million of the payable to depositors and all $28.0 million of the advances as of June 30, 2006. The income from operations for the discontinued banking business included in Income before allocation to partners was $0.376 million for the three months ended June 30, 2006 and $0.540 million for the six months ended June 30, 2006. The revenue and expense activity related to the discontinued operations was not material to the Partnership's financial results.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 24,
2005

For the second quarter of 2006, net revenue increased 12% ($90.9 million) to $862.4 million, while income before allocations to partners increased 28% ($21.4 million) to $98.1 million. The Partnership's profit margin based on income before allocations to partners increased to 11.2% in the second quarter of 2006, from 9.8% in the second quarter of 2005. The Partnership's net revenue and income before allocations to partners primarily increased due to higher trade revenue from increased customer dollars invested, growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 394 Investment Representatives ("IRs") during the twelve months ended June 30, 2006, ending the quarter with 9,999 IRs, an increase of 4% from 9,605 as of June 24, 2005.

TRADE REVENUE

Trade revenue comprised 58% of net revenue for the second quarter of 2006, down from 61% for the second quarter of 2005. Conversely, net fee revenue comprised 42% for the second quarter of 2006, up from 39% in the second quarter of 2005.

Trade revenue of $502.0 million increased 7% ($34.1 million) during the second quarter of 2006 compared to the same period in the prior year. Trade revenue increased primarily due to an increase in customer dollars invested when compared to the second quarter of 2005 offset by a lower gross margin earned on customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue). Total customer dollars invested were $21.3 billion during the second quarter of 2006, a 13% ($2.5 billion) increase from the second quarter of 2005. The Partnership's margin earned on each $1,000 invested decreased to $23.60 for the second quarter of 2006 from $24.80 in 2005. Quarter over quarter, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions revenue increased 4% ($17.3 million) for the second quarter of 2006 to $415.6 million. Customers invested $14.0 billion in commissions transactions in the second quarter of 2006 compared to $13.2 billion in the second quarter of 2005, a 6% increase. Revenue from mutual fund commissions increased 7% ($17.2 million), representing substantially all of the increase in commissions revenue. The following table summarizes commissions revenue quarter over quarter:

                                             Quarter ended (in millions)
                                           -------------------------------
                                           June 30,               June 24,
                                             2006                   2005
                                           --------               --------
Mutual funds                               $ 281.0                $ 263.8
Equities                                      79.6                   80.2
Insurance                                     54.8                   54.1
Corporate bonds                                0.2                    0.2
                                           -------                -------
                                           $ 415.6                $ 398.3
                                           =======                =======

Principal transactions revenue increased 32% ($18.5 million) to $76.7 million during the second quarter of 2006 due primarily to an increase in customer dollars invested. Customers invested $6.6 billion in principal transactions in the second quarter of 2006 compared to $5.2 billion in the second quarter of 2005, an increase of 27%. The Partnership's margin earned on principal transactions on each $1,000 invested increased to $11.40 during the second quarter of 2006 from $10.01 during the second quarter of 2005 due to an overall increase in fixed income margins which was partially offset by a shift from higher margin, longer maturity bonds to lower margin, shorter maturity certificates of deposit. Revenue from corporate bonds increased 143% ($15.8 million), municipal bonds increased 33% ($6.4 million), government bonds increased 52% ($2.4 million), and certificates of deposit increased 14% ($1.4 million) while unit investment trust decreased 61% ($4.1 million) and collateralized mortgage obligations decreased 53% ($3.4 million). The following table summarizes principal transaction revenue quarter over quarter:

                                             Quarter ended (in millions)
                                           -------------------------------
                                           June 30,               June 24,
                                             2006                   2005
                                           --------               --------
Municipal bonds                             $ 25.6                 $ 19.2
Corporate bonds                               26.8                   11.0
Certificates of deposit                       11.3                    9.9
Government bonds                               7.3                    4.9
Collateralized mortgage obligations            3.1                    6.5
Unit investment trusts                         2.6                    6.7
                                            ------                 ------
                                            $ 76.7                 $ 58.2
                                            ======                 ======

Investment banking revenue decreased 15% ($1.7 million) during the second quarter of 2006 to $9.7 million, due primarily to a decrease in municipal offerings in the current quarter.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of Interest expense, increased 19% ($56.8 million) to $360.4 million during the second quarter of 2006. Asset fees increased 22% ($38.0 million) to $214.4 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $50.4 billion or 25% to $252.0 billion in the second quarter of 2006 compared to $201.6 billion in the second quarter of 2005.

Account and activity fees of $92.9 million increased 9% ($7.9 million) quarter over quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 17% ($8.3 million) to $57.2 million, due to an 18% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. Other revenue of $3.2 million decreased 40% ($2.1 million) quarter over quarter primarily due to an unrealized loss on investment securities recognized in the second quarter of 2005.

Net interest and dividend income increased 35% ($13.0 million) to $49.8 million during the second quarter of 2006 due primarily to an increase in interest rates and an increase in volume of securities purchased under agreements to resell. Interest income from customer loans increased 14% ($6.1 million). The average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to 8.78% during the second quarter of 2006 from 6.82% during the second quarter of 2005, while the average customer margin loan balances decreased 11% ($266.5 million) to $2.2 billion. Interest income from securities purchased under agreements to resell increased 720% ($6.6 million) to $7.5 million. The average rate on these balances increased to 4.84% during the second quarter of 2006 from 2.83% during the second quarter of 2005, and the average investment balance increased 342% ($476.7 million) to $616.2 million.

Operating expenses increased 10% ($69.5 million) to $764.3 million during the second quarter of 2006. Compensation and benefits costs increased 12% ($54.7 million) to $513.6 million. Within compensation and benefits costs, sales compensation increased 12% ($29.2 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 13% ($7.5 million). Headquarters and branch payroll expense increased 6% ($4.0 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. On a full time equivalent basis, the Partnership had 4,189 headquarters associates and 10,463 branch staff associates as of June 30, 2006, compared to 4,024 headquarters associates and 10,013 branch staff associates as of June 24, 2005.

Occupancy and equipment increased 8% ($5.1 million) during the second quarter of 2006 due primarily to the accrual of $3.6 million of additional expense related to the planned sublease of excess office space in the Canada headquarter building. Legal expenses decreased 40% ($7.5 million) during the second quarter of 2006 primarily due to reduced costs associated with legal matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2005 and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on regulatory settlements). Other operating expenses increased 22% ($6.4 million) during the second quarter of 2006 primarily due to increased travel and entertainment costs and Managed Account Program ("MAP") money manager expense due to increased MAP assets.

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 24, 2005

For the first six months of 2006, net revenue increased 14% ($215.8 million) to $1.728 billion, while income before allocations to partners increased 38% ($53.0 million) to $193.6 million. The Partnership's profit margin based on income before allocations to partners increased to 11.0% for the first six months of 2006, from 9.1% in the first six months of 2005. The Partnership's net revenue, and income before allocations to partners increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions generating trade revenue), growth in customer asset values, higher net interest income, recognition of a gain of $4.5 million on the exchange of its NYSE membership for shares as a result of the merger between the NYSE and Archipelago, and a gain of $6.5 million from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and costs associated with the continued expansion and enhancement of the Partnership's branch office network.

TRADE REVENUE

Trade revenue comprised 58% of net revenue for the first six months of 2006, down from 61% for the first six months of 2005. Conversely, net fee revenue comprised 42% for the first six months of 2006, up from 39% in the corresponding period.

Trade revenue of $1.009 billion increased 10% ($87.2 million) during the first six months of 2006 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars invested partially offset by a lower average gross margin earned on customer dollars invested when compared to the first six months of 2005. Total customer dollars invested were $42.0 billion during the first six months of 2006, a 15% ($5.6 billion) increase from the first six months of 2005 due in part to four additional selling days in 2006. There were 125 selling days in the first six months of 2006, a 3% increase over the 121 selling days in the first six months of 2005. The Partnership's margin earned on each $1,000 invested decreased to $24.00 for the first six months of 2006 from $25.30 in 2005. Year over year, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

Commissions revenue increased 9% ($68.4 million) for the first six months of 2006 to $857.5 million. Commissions revenue increased year over year due primarily to a 10% ($2.7 billion) increase in customer dollars invested to $28.8 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 10% ($52.5 million), equity commissions increased 4% ($6.3 million), and insurance commissions increased 9% ($9.5 million). The following table summarizes commissions revenue year over year:

                                            Six Months ended (in millions)
                                           -------------------------------
                                           June 30,               June 24,
                                             2006                   2005
                                           --------               --------
Mutual funds                               $ 580.9                $ 528.5
Equities                                     164.9                  158.6
Insurance                                    111.3                  101.8
Corporate bonds                                0.4                    0.3
                                           -------                -------
                                           $ 857.5                $ 789.2
                                           =======                =======

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal transactions revenue increased 18% ($20.3 million) to $134.3 million during the first six months of 2006 due primarily to an increase in customer dollars invested offset by a shift in customer dollars invested from higher margin, longer maturity bonds to lower margin, shorter maturity certificates of deposit. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $9.90 during the first six months of 2006 from $11.20 during the first six months of 2005. Customers invested $13.3 billion in principal transactions in the first six months of 2006 compared to $9.6 billion in the first six months of 2005, an increase of 39%. Revenue from municipal bonds increased 23% ($8.6 million), corporate bonds increased 64% ($16.5 million), certificates of deposit increased 23% ($3.8 million), government bonds decreased 18% ($1.9 million), while collateralized mortgage obligations decreased 46% ($5.6 million). The following table summarizes principal transaction revenue year over year:

                                           Six Months ended (in millions)
                                           -------------------------------
                                           June 30,               June 24,
                                             2006                   2005
                                           --------               --------
Municipal bonds                            $  45.2                $  36.6
Corporate bonds                               42.2                   25.7
Certificates of deposit                       20.3                   16.5
Government bonds                              12.9                   11.0
Unit investment trusts                         7.0                   11.8
Collateralized mortgage obligations            6.7                   12.3
                                           -------                -------
                                           $ 134.3                $ 113.9
                                           =======                =======

Investment banking revenue decreased 8% ($1.5 million) during the first six months of 2006 to $17.6 million, due primarily to a decrease in municipal offerings.

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of Interest expense, increased 22% ($128.6 million) to $718.9 million during the first six months of 2006. Asset fees increased 23% ($77.3 million) to $419.3 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased 23% ($46.7 billion) to $246.7 billion in the first six months of 2006 compared to $200.0 billion in the first six months of 2005.

Account and activity fees of $184.6 million increased 10% ($16.1 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 16% ($15.4 million) to $111.0 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 18%. Other revenue of $20.7 million increased 92% ($9.9 million) year over year. 2006 includes a $4.5 million gain from the receipt of shares in exchange for the Partnership's NYSE membership as a result of the merger between the NYSE and Archipelago and a $6.5 million gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund. Additionally, in 2005, the Partnership recognized a $2.9 million unrealized gain on investment securities whereas in 2006, the Partnership recognized a $1.6 million unrealized loss on investment securities.

Net interest and dividend income increased 37% ($25.2 million) to $94.3 million during the first six months of 2006 due primarily to an increase in interest rates and an increase in volume of securities purchased under agreements to resell. Interest income from customer loans increased 17% ($14.2 million). The average rate earned on customer loan balances increased due to the increase in short-term

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

interest rates during the past year to 8.55% during the first six months of 2006 from 6.59% during the first six months of 2005, while the average customer loan balance decreased 9% ($220.5 million) to $2.3 billion. Interest income from securities purchased under agreement to resell increased 469% ($10.9 million) to $13.3 million. The average rate on these balances increased to 4.60% during the first six months of 2006 from 2.51% during the first six months of 2005, and the average investment balance increased 185% ($376.6 million) to $580.1 million.

Operating expenses increased 12% ($162.8 million) to $1.535 billion during the first six months of 2006. Compensation and benefits costs increased 15% ($132.5 million) to $1.034 billion. Within compensation and benefits costs, sales compensation increased 15% ($72.5 million) due to increased revenues. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 26% ($27.9 million). Headquarters and branch payroll expense increased 6% ($8.4 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership increased its sales force.

Occupancy and equipment increased 6% ($8.1 million) during the first six months of 2006 due primarily to the accrual of $3.6 million of additional expense related to the planned sublease of excess space in the Canada headquarter building. Other operating expenses increased 20% ($11.4 million) primarily due to increased travel and entertainment costs and MAP money manager expense due to increased MAP assets.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on legal matters and regulatory settlements.

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

                        PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in the first six months of 2006 and 67% in the first six months of 2005. The Partnership derived 31% of its total revenue for the first six months of 2006 and 2005 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at June 30, 2006, excluding the reserve for anticipated withdrawals, was $863.5 million, compared to $802.6 million at December 31, 2005. The increase is primarily due to the retention of General Partner earnings ($49.3 million) and the issuance of general partners and subordinated limited partner interests ($26.9 million and $7.5 million, respectively), offset by redemption of general partner, subordinated limited partner and limited partner interests ($3.1 million, $18.2 million and $1.7 million, respectively).

At June 30, 2006, the Partnership had $317.6 million in cash and cash equivalents. Lines of credit are in place aggregating $1.210 billion ($1.160 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at June 30, 2006. The Association had loans from The Federal Home Loan Bank of $28.0 million as of June 30, 2006 which were secured by mortgage loans.

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

There were no significant changes in the Partnership's financial commitments and obligations for the six months ended June 30, 2006.

For the six months ended June 30, 2006, cash and cash equivalents increased $56.8 million. Cash provided by operating activities was $316.0 million. The primary sources of cash from operating activities include a decrease in net receivable from customers, an increase in accounts payable and accrued expenses, and income before allocations to partners adjusted for depreciation. These increases to cash and cash equivalents were partially offset by an increase in net receivable from brokers, dealers and clearing organizations and a decrease in accrued compensation and employee benefits. Cash used in investing activities was $36.5 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $222.7 million, consisting primarily of partnership withdrawals and distributions ($213.8 million) and redemption of partnership interests ($22.9 million) offset by issuance of subordinated limited partner interests ($34.5 million).

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


Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 30, 2006, Edward Jones's Net Capital of $580.7 million was 27.2% of aggregate debit items and its Net Capital in excess of the minimum required was $538.0 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through December 31, 2006, as a percentage of aggregate debit items was 25.5%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies". The Partnership regularly monitors its exposures for potential losses. The Partnership's total liability with respect to litigation represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership's experience and discussions with legal counsel.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At June 30, 2006, amounts receivable from customers were $2.213 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.3 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $28.9 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the six months ended June 30, 2006 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006:

Spahn IRA, et al v. Edward D. Jones & Co., L.P., et al. - After the Partnership filed a Motion to Dismiss to the Amended and Consolidated Complaint, the Court granted the Plaintiffs leave to file a Second Amended Complaint which is currently due to be filed on September 30, 2006. No class has been certified in these cases.

Enriquez, et al v. Edward D. Jones & Co., L.P., et al. - In March, 2006 the Partnership removed the case to Federal Court. Plaintiff has filed a Motion to Remand seeking to have the case returned to state court. The parties have fully briefed the Motion to Remand. The Partnership anticipates that the issue will be heard and decided within the next sixty to ninety days. Although a Motion for Class Certification has been filed, no class has yet been certified in this case.

Bressler, et al v. Edward D. Jones & Co., L.P. - On March 31, 2006, the Court granted the Partnership's request to remove this case to Federal Court based on the U.S. Supreme Court decision, Dabit. Plaintiffs filed a Motion to Remand seeking to have the case returned to state court. The parties have fully briefed the Motion to Remand and the hearing is set for October 9, 2006. No class has yet been certified.

The People of the State of California v. Edward D. Jones & Co., L.P., et al.
- The Court granted the Motion for Judgment on the Pleadings and allowed the Attorney General to file an Amended Complaint. After the Attorney General filed a Second Amended Complaint, the Partnership filed a Motion to Dismiss. Recently, the Court granted the motion and dismissed the lawsuit without leave to refile or amend. Subsequently, the Attorney General requested the Court to reconsider its dismissal of the lawsuit. The Court denied the Attorney General's request for reconsideration. The Partnership anticipates that the Attorney General will appeal the decision dismissing the lawsuit.

Booher, et al. v. Edward D. Jones & Co., L.P., et al.- This case was filed on March 31, 2006 in the United States District Court for the Central District of California by a former Investment Representative as a putative class action on behalf of all present and former Investment Representatives in the State of California and, potentially, throughout the United States. Although the lawsuit consists of seven separate causes of action, all of the causes of action arise from claims that Edward Jones failed to comply with California State Wage and Hour Laws and the Federal Fair Labor Standards Act. Specifically, it is alleged that Edward Jones failed to pay overtime in compliance with such laws, unlawfully deducted business expenses from the wages of Investment Representatives, failed to fully compensate terminated Investment Representatives and failed to provide mandatory meal and rest periods in violation of California State Law. Initial Disclosures will be exchanged in July. No class has been certified.

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

                         PART II. OTHER INFORMATION


Edward Jones discovered that a series of customers who purchased Exchange Traded Funds ("ETFs") did not receive prospectuses or product descriptions with their purchases as required by rule. This error was corrected, a rescission offering was made and Edward Jones self-reported the ETF prospectus delivery issue to the NYSE on or about February 17, 2006. Edward Jones continues to cooperate with their investigation, while the NYSE considers taking formal action against Edward Jones.

See also "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6. EXHIBITS

Exhibit
Number     Page     Description

  3.1       *       Sixteenth Amended and Restated Agreement of Registered
                    Limited Liability Limited Partnership of The Jones
                    Financial Companies, L.L.L.P., dated as of May 12, 2006, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                ---------------------------------------------
                                   (Registrant)

Date: August 11, 2006              /s/ James D. Weddle
                                ---------------------------------------------
                                   James D. Weddle, Chief Executive Officer

Date: August 11, 2006              /s/ Steven Novik
                                ---------------------------------------------
                                   Steven Novik, Chief Financial Officer