Form 10-Q
period 2006-09-29
JONES FINANCIAL COMPANIES LP LLP
filed 2006-11-13
CIK 815917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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


                                (314) 515-2000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ X ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of the filing date, there were no voting securities held by non-affiliates of the registrant.

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                                       INDEX


                                                                                                               Page
                                                                                                              Number

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition.....................................................3
               Consolidated Statements of Income..................................................................5
               Consolidated Statements of Changes in Partnership Capital Subject to Mandatory
                   Redemption.....................................................................................6
               Consolidated Statements of Cash Flows..............................................................7
               Notes to Consolidated Financial Statements.........................................................8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................................12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk........................................22

Item 4.        Controls and Procedures...........................................................................22


Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings.................................................................................23

Item 1A.       Risk Factors......................................................................................24

Item 6.        Exhibits..........................................................................................25

               Signatures........................................................................................26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        ASSETS


                                                                                 (Unaudited)
                                                                                September 29,     December 31,
(Dollars in thousands)                                                              2006              2005
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                        $   458,846      $   260,841

Securities purchased under agreements to resell                                      580,000          479,000

Receivable from:
   Customers                                                                       2,097,808        2,418,887
   Brokers, dealers and clearing organizations                                       239,855          232,030
   Mortgages and loans                                                                 3,166          134,976

Securities owned, at market value
   Inventory securities                                                               99,177           96,911
   Investment securities                                                             131,992          170,978

Equipment, property and improvements, at cost,
   net of accumulated depreciation                                                   303,115          317,019

Other assets                                                                         214,214          206,836
                                                                              ---------------  ---------------

      TOTAL ASSETS                                                               $ 4,128,173      $ 4,317,478
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









                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     LIABILITIES


                                                                                  (Unaudited)
                                                                                 September 29,    December 31,
(Dollars in thousands)                                                               2006             2005
---------------------------------------------------------------------------------------------------------------------
Bank loans                                                                       $     2,000      $     8,500

Payable to:
   Customers                                                                       2,100,180        2,208,645
   Brokers, dealers and clearing organizations                                        75,402           66,614
   Depositors                                                                            -            104,411

Securities sold, not yet purchased, at market value                                   11,837           11,460

Accounts payable and accrued expenses                                                282,319          248,754

Accrued compensation and employee benefits                                           400,754          354,266

Federal Home Loan Bank advances                                                          -             30,544

Long-term debt                                                                        15,241           23,713
                                                                              ---------------  ---------------
                                                                                   2,887,733        3,056,907
                                                                              ---------------  ---------------

Liabilities subordinated to claims of general creditors                              298,500          344,200
                                                                              ---------------  ---------------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
   net of reserve for anticipated withdrawals                                        886,194          802,612

Reserve for anticipated withdrawals                                                   55,746          113,759
                                                                              ---------------  ---------------
Total partnership capital subject to mandatory redemption                            941,940          916,371
                                                                              ---------------  ---------------

      TOTAL LIABILITIES                                                          $ 4,128,173      $ 4,317,478
                                                                              ===============  ===============




               The accompanying notes are an integral part of these consolidated financial statements.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                            Three Months Ended                         Nine Months Ended
                                                     --------------------------------         ---------------------------------
(Dollars in thousands,                               September 29,      September 30,         September 29,       September 30,
except per unit information)                              2006              2005                  2006                2005
------------------------------------------------------------------------------------          ---------------------------------
Revenue:
  Trade Revenue
    Commissions                                        $ 374,422          $ 412,213           $ 1,231,924         $ 1,201,363
    Principal transactions                                74,355             60,576               208,623             174,515
    Investment banking                                     4,791              8,141                22,394              27,225
  Fee Revenue
    Asset fees                                           219,079            186,364               638,356             528,294
    Account and activity fees                             93,530             82,517               278,145             251,078
    Interest and dividends                                63,279             54,436               186,902             151,098
    Other revenue                                         14,793              7,901                35,531              18,719
                                                     ------------       ------------         -------------       -------------
      Total revenue                                      844,249            812,148             2,601,875           2,352,292
  Interest expense                                        13,462             13,761                42,775              41,346
                                                     ------------       ------------         -------------       -------------
      Net revenue                                        830,787            798,387             2,559,100           2,310,946
                                                     ------------       ------------         -------------       -------------
Operating expenses:
  Compensation and benefits                              493,911            475,632             1,527,752           1,376,946
  Communications and data processing                      69,484             63,497               205,881             195,982
  Occupancy and equipment                                 69,951             65,984               206,920             194,868
  Payroll and other taxes                                 27,848             26,617                93,106              86,075
  Legal                                                    9,404             22,270                38,942              51,305
  Advertising                                             13,877             10,159                43,407              41,042
  Postage and shipping                                    13,128             12,031                39,755              38,344
  Floor brokerage and clearance fees                       4,542              3,603                13,711              11,144
  Other operating expenses                                31,815             30,128                99,161              86,088
                                                     ------------       ------------         -------------       -------------
      Total operating expenses                           733,960            709,921             2,268,635           2,081,794
                                                     ------------       ------------         -------------       -------------

Income before allocations to partners                     96,827             88,466               290,465             229,152

Allocations to partners:
  Limited partners                                         8,434              9,061                25,342              23,608
  Subordinated limited partners                            9,214             10,523                28,665              27,860
  General partners                                        79,179             68,882               236,458             177,684
                                                     ------------       ------------         -------------       -------------

Net Income                                             $       -          $       -           $         -         $         -
                                                     ============       ============         =============       =============

Income before allocations to partners
  per weighted average $1,000
  equivalent limited partnership unit outstanding      $   40.24          $   42.34           $    120.32         $    109.71
                                                     ============       ============         =============       =============

Weighted average $1,000 equivalent
  limited partnership units outstanding                  209,595            214,006               210,622             215,185
                                                     ============       ============         =============       =============


               The accompanying notes are an integral part of these consolidated financial statements.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                     SUBJECT TO MANDATORY REDEMPTION
                       NINE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005
                                               (Unaudited)

                                                                   Subordinated
                                                        Limited      Limited      General
                                                      Partnership  Partnership  Partnership
(Dollars in thousands)                                  Capital      Capital      Capital       Total
---------------------------------------------------------------------------------------------------------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, December 31, 2004                       $ 234,296    $ 115,951    $ 457,994    $ 808,241
Reserve for anticipated withdrawals                      (16,721)      (3,469)     (36,377)     (56,567)
                                                      -----------  -----------  -----------  -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, December 31, 2004                        217,575      112,482      421,617      751,674
Issuance of partnership interests                              -       24,207            -       24,207
Redemption of partnership interests                       (4,197)      (1,491)     (26,900)     (32,588)
Income allocated to partners                              23,608       27,860      177,684      229,152
Withdrawals and distributions                             (1,150)     (24,565)     (94,184)    (119,899)
                                                      -----------  -----------  -----------  -----------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, SEPTEMBER 30, 2005                        235,836      138,493      478,217      852,546
Reserve for anticipated withdrawals                      (22,458)      (3,295)     (22,647)     (48,400)
                                                      -----------  -----------  -----------  -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, September 30, 2005                     $ 213,378    $ 135,198    $ 455,570    $ 804,146
                                                      ===========  ===========  ===========  ===========

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, DECEMBER 31, 2005                       $ 234,032    $ 149,311    $ 533,028    $ 916,371
Reserve for anticipated withdrawals                      (21,818)     (14,114)     (77,827)    (113,759)
                                                      -----------  -----------  -----------  -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, December 31, 2005                        212,214      135,197      455,201      802,612
Issuance of partnership interests                              -        8,048       29,653       37,701
Redemption of partnership interests                       (2,805)     (18,236)      (4,427)     (25,468)
Income allocated to partners                              25,342       28,665      236,458      290,465
Withdrawals and distributions                             (1,503)     (25,315)    (136,551)    (163,369)
                                                      -----------  -----------  -----------  -----------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, SEPTEMBER 29, 2006                        233,248      128,359      580,334      941,941
Reserve for anticipated withdrawals                      (23,839)      (3,349)     (28,559)     (55,747)
                                                      -----------  -----------  -----------  -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, September 29, 2006                     $ 209,409    $ 125,010    $ 551,775    $ 886,194
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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                             Nine Months Ended
                                                                                     -------------------------------
                                                                                      September 29,     September 30,
(Dollars in thousands)                                                                    2006              2005
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $     -           $     -
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Income before allocations to partners                                             290,465           229,152
      Depreciation                                                                       70,248            66,880
  Changes in assets and liabilities:
    Securities purchased under agreements to resell                                    (101,000)           85,000
    Net receivable from customers                                                       212,614           (61,911)
    Net receivable from brokers, dealers and
      clearing organizations                                                                963            15,154
    Receivable from mortgages and loans                                                 131,810            11,036
    Securities owned, net                                                                37,097           (34,584)
    Other assets                                                                         (7,378)          (22,335)
    Payable to depositors                                                              (104,411)          (12,994)
    Accounts payable and accrued expenses                                                33,565            (8,144)
    Accrued compensation and employee benefits                                           46,488            62,370
                                                                                     -----------       -----------
    Net cash provided by operating activities                                           610,461           329,624
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                                 (56,344)          (59,987)
                                                                                     -----------       -----------
    Net cash used in investing activities                                               (56,344)          (59,987)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank Loans                                                                           (6,500)            6,500
    (Repayment)/Issuance of Federal Home Loan Bank advances, net                        (30,544)            1,023
    Repayment of long-term debt                                                          (8,472)           (7,313)
    Repayment of subordinated debt                                                      (45,700)          (43,225)
    Issuance of partnership interests                                                    37,701            24,207
    Redemption of partnership interests                                                 (25,468)          (32,588)
    Withdrawals and distributions from partnership capital                             (277,129)         (176,466)
                                                                                     -----------       -----------
      Net cash used in financing activities                                            (356,112)         (227,862)
                                                                                     -----------       -----------
      Net increase in cash and cash equivalents                                         198,005            41,775

CASH AND CASH EQUIVALENTS,
    Beginning of period                                                                 260,841           194,089
                                                                                     -----------       -----------
    End of period                                                                     $ 458,846         $ 235,864
                                                                                     ===========       ===========

Cash paid for interest                                                                $  40,492         $  39,007
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

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, made commercial, real estate and other loans primarily to customers in central Missouri. Additionally, the Association offered trust services to Edward Jones customers through its division, the Edward Jones Trust Company. See Sale of the Association's Banking Business note for information on the sale of the Association's banking business.

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


The results of operations for the nine months ended September 29, 2006 and September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Since the Partnership is obligated to redeem a partner's capital after a partner's death, SFAS No. 150 requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners is considered interest expense and is classified as a reduction of income before allocations to partners in the Partnership's statement of income, which results in a presentation of $0 net income for the nine month periods ended September 29, 2006 and September 30, 2005. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners in the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership's three classes of capital in accordance with the formulas prescribed in the

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


Partnership Agreement. First, limited partners are allocated net income in accordance with the prescribed formula for their share of net income. Thereafter, subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement. Limited partners do not share in the net loss in any year in which there is net loss and the Partnership is not dissolved or liquidated.

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $886,194 consists of $209,409 of limited partnership capital issued in $1,000 units, $125,010 of subordinated limited partnership capital and $551,775 of general partnership capital as of September 29, 2006. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $11,800 and $12,100 for the nine months ended September 29, 2006 and September 30, 2005, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

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

At September 29, 2006, Edward Jones's Net Capital of $577.0 million was 28.7% of aggregate debit items and its Net Capital in excess of the minimum required was $536.8 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through March 31, 2007, as a percentage of aggregate debit items was 28.7%. Net capital and the related capital percentages may fluctuate on a daily basis.

At September 29, 2006, the Partnership's foreign broker-dealer subsidiaries and the Edward Jones Trust Company were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


judgments, fines or penalties. In recent years, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

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

SALE OF THE ASSOCIATION'S BANKING BUSINESS

On April 4, 2006, the Association, the Partnership and Commerce Bank, N.A. ("Commerce") entered into a Purchase and Assumption Agreement (the "Purchase Agreement") pursuant to which Commerce agreed to acquire substantially all of the assets and assume substantially all of the liabilities of the Association related to its banking business. Under the Purchase Agreement, the Partnership received a purchase price of $16.2 million adjusted for the Association's net assets purchased or liabilities assumed by Commerce. The Partnership recognized an after-tax gain of $8.8 million when the sale closed on July 20, 2006. With the closing of the Purchase Agreement, the Association is no longer engaged in the business of banking through Boone National Savings and Loan. The Association was renamed Edward Jones Trust Company and continues the trust business that was conducted by Edward Jones Trust Company, formerly a division of the Association.

As of September 29, 2006, the Association's net assets not purchased by Commerce and remaining on the Consolidated Statements of Financial Condition aggregated $3.2 million. The Partnership intends to sell these assets. The income from operations for the discontinued banking business included in Income before allocation to partners was $0.078 million for the three months ended September 29, 2006 and $0.618 million for the nine months ended September 29, 2006. The revenue and expense activity related to the discontinued operations was not material to the Partnership's financial results.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005

For the third quarter of 2006, net revenue increased 4% ($32.4 million) to $830.8 million, while income before allocations to partners increased 9% ($8.4 million) to $96.8 million. The Partnership's profit margin based on income before allocations to partners increased to 11.5% in the third quarter of 2006, from 10.9% in the third quarter of 2005. The Partnership's net revenue and income before allocations to partners primarily increased due to growth in customer asset values, higher account and activity fees, higher net interest income, and recognition of a gain of $8.8 million related to the sale of the Association's banking operations. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 487 Investment Representatives ("IRs") during the twelve months ended September 29, 2006, ending the quarter with 10,121 IRs, an increase of 5% from 9,634 IRs as of September 30, 2005.

TRADE REVENUE

Trade revenue comprised 55% of net revenue for the third quarter of 2006, down from 61% for the third quarter of 2005. Conversely, net fee revenue comprised 45% for the third quarter of 2006, up from 39% in the third quarter of 2005.

Trade revenue of $453.6 million decreased 6% ($27.4 million) during the third quarter of 2006 compared to the same period in the prior year. Trade revenue decreased primarily due to a lower gross margin earned on customer dollars invested (the principal amount of customers' buy and sell transactions which, in general, individually generate more than $50 (fifty dollars) in trade revenue) and five fewer days in the third quarter of 2006. This was offset by a 1% increase in customer dollars invested to $20.0 billion in the third quarter of 2006. The Partnership's margin earned on each $1,000 invested decreased to $22.60 for the third quarter of 2006 from $24.20 in 2005. Quarter over quarter, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



Commissions revenue decreased 9% ($37.8 million) for the third quarter of 2006 to $374.4 million. Customers invested $12.7 billion in commissions transactions in the third quarter of 2006 compared to $14.0 billion in the third quarter of 2005, a 9% decrease, due primarily to the five fewer days in this quarter. Revenue from mutual fund commissions decreased 9% ($24.7 million) and revenue from equities decreased 17% ($14.4 million), representing substantially all of the decrease in commissions revenue. The following table summarizes commissions revenue quarter over quarter:

                                            Quarter ended (in millions)
                                  --------------------------------------------
                                      September 29,         September 30,
                                          2006                  2005
                                  -------------------- ----------------------
Mutual funds                        $           245.6    $             270.3
Equities                                         72.6                   87.0
Insurance                                        56.1                   54.7
Corporate bonds                                   0.1                    0.2
                                  -------------------- ----------------------
                                    $           374.4    $             412.2
                                  ==================== ======================


Principal transactions revenue increased 23% ($13.8 million) to $74.4 million during the third quarter of 2006 due primarily to an increase in customer dollars invested. Customers invested $7.0 billion in principal transactions in the third quarter of 2006 compared to $5.5 billion in the third quarter of 2005, an increase of 28%. The Partnership's margin earned on principal transactions on each $1,000 invested remained relatively consistent at $10.10 during the third quarter of 2006 and $10.20 during the third quarter of 2005. Revenue from corporate bonds increased 142% ($16.8 million), certificates of deposit increased 30% ($2.7 million), municipal bonds increased 3% ($0.7 million), and government bonds increased 11% ($0.6 million), while collateralized mortgage obligations decreased 52% ($3.8 million) and unit investment trusts decreased 48% ($3.2 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                  Quarter ended (in millions)
                                         -------------------------------------------
                                             September 29,        September 30,
                                                 2006                 2005
                                         -------------------- ----------------------
Corporate bonds                            $            28.6    $              11.8
Municipal bonds                                         21.1                   20.4
Certificates of deposit                                 11.7                    9.0
Government bonds                                         6.1                    5.5
Collateralized mortgage obligations                      3.5                    7.3
Unit investment trusts                                   3.4                    6.6
                                         -------------------- ----------------------
                                           $            74.4    $              60.6
                                         ==================== ======================


Investment banking revenue decreased 41% ($3.3 million) during the third quarter of 2006 to $4.8 million, due primarily to a decrease in municipal offerings in the current quarter.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of Interest expense, increased 19% ($59.8 million) to $377.2 million during the third quarter of 2006. Asset fees increased 18% ($32.7 million) to $219.1 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $48.1 billion or 23% to $261.4 billion in the third quarter of 2006 compared to $213.3 billion in the third quarter of 2005.

Account and activity fees of $93.5 million increased 13% ($11.0 million) quarter over quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 15% ($7.6 million) to $57.6 million, due to an 18% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. Other revenue of $14.8 million increased 87% ($6.9 million) quarter over quarter primarily due to the $8.8 million after-tax gain recognized on the sale of the Association's banking operations.

Net interest and dividend income increased 23% ($9.1 million) to $49.8 million during the third quarter of 2006 due primarily to an increase in interest rates and an increase in volume of securities purchased under agreements to resell. Interest income from customer loans increased 7% ($3.2 million). The average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to 9.12% during the third quarter of 2006 from 7.33% during the third quarter of 2005, while the average customer margin loan balances decreased 14% ($338.3 million) to $2.1 billion. Interest income from securities purchased under agreements to resell increased 250% ($7.1 million) to $10.0 million. The average rate on these balances increased to 5.18% during the third quarter of 2006 from 3.36% during the third quarter of 2005, and the average investment balance increased 167% ($441.2 million) to $705.4 million.

Operating expenses increased 3% ($24.0 million) to $734.0 million during the third quarter of 2006. Compensation and benefits costs increased 4% ($18.3 million) to $493.9 million. Within compensation and benefits costs, sales compensation increased 2% ($6.1 million) due to increased revenues, and IR salary and subsidy increased 37% ($6.2 million) due to new IR compensation programs. Headquarters and branch payroll expense increased 8% ($11.7 million) due to increased salary and medical costs for existing personnel and additional support in HQ and the branches as the Partnership grows its sales force. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, decreased 9% ($5.5 million). On a full time equivalent basis, the Partnership had 4,168 headquarters associates and 10,526 branch staff associates as of September 29, 2006, compared to 4,026 headquarters associates and 10,055 branch staff associates as of September 30, 2005.

Communications and data processing expense increased 9% ($6.0 million) during the third quarter of 2006 due primarily to the increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network. Legal expenses decreased 58% ($12.9 million) during the third quarter of 2006 primarily due to reduced costs associated with legal matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2005 and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on regulatory settlements).

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005

For the first nine months of 2006, net revenue increased 11% ($248.2 million) to $2.559 billion, while income before allocations to partners increased 27% ($61.3 million) to $290.5 million. The Partnership's profit margin based on income before allocations to partners increased to 11.2% for the first nine months of 2006, from 9.7% in the first nine months of 2005. The Partnership's net revenue and income before allocations to partners increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions which, in general, individually generate more than $50 (fifty dollars) in trade revenue), growth in customer asset values, higher net interest income, recognition of gains of $20.4 million comprised of $8.8 million on the sale of the Association's banking operations, $5.1 million on the exchange of its NYSE membership for shares as a result of the merger between the NYSE and Archipelago, and $6.5 million from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and costs associated with the continued expansion and enhancement of the Partnership's branch office network.

TRADE REVENUE

Trade revenue comprised 57% of net revenue for the first nine months of 2006, down from 61% for the first nine months of 2005. Conversely, net fee revenue comprised 43% for the first nine months of 2006, up from 39% in the corresponding period.

Trade revenue of $1.463 billion increased 4% ($59.8 million) during the first nine months of 2006 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars invested partially offset by a lower average gross margin earned on customer dollars invested when compared to the first nine months of 2005. Total customer dollars invested were $62.0 billion during the first nine months of 2006, a 10% ($5.8 billion) increase from the first nine months of 2005. The Partnership's margin earned on each $1,000 invested decreased to $23.60 for the first nine months of 2006 from $24.90 in 2005. Year over year, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

Commissions revenue increased 3% ($30.6 million) for the first nine months of 2006 to $1.232 billion. Commissions revenue increased year over year due primarily to a 3% ($1.4 billion) increase in customer dollars invested to $41.5 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 4% ($27.8 million) and insurance commissions increased 7% ($10.8 million). This was offset by a 3% ($8.1 million) decrease in equity commissions. The following table summarizes commissions revenue year over year:


                                       Nine months ended (in millions)
                                -------------------------------------------
                                    September 29,        September 30,
                                        2006                 2005
                                -------------------- ----------------------
Mutual funds                      $           826.5    $             798.7
Equities                                      237.5                  245.6
Insurance                                     167.4                  156.6
Corporate bonds                                 0.5                    0.5
                                -------------------- ----------------------
                                  $         1,231.9    $           1,201.4
                                ==================== ======================

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Principal transactions revenue increased 20% ($34.1 million) to $208.6 million during the first nine months of 2006 due primarily to an increase in customer dollars invested offset by a shift in customer dollars invested from higher margin, longer maturity bonds to lower margin, shorter maturity certificates of deposit. The Partnership's margin earned on principal transactions on each $1,000 invested decreased to $9.90 during the first nine months of 2006 from $10.80 during the first nine months of 2005. Customers invested $20.5 billion in principal transactions in the first nine months of 2006 compared to $15.1 billion in the first nine months of 2005, an increase of 36%. Revenue from municipal bonds increased 16% ($9.2 million), corporate bonds increased 89% ($33.2 million), certificates of deposit increased 26% ($6.5 million), government bonds increased 16% ($2.6 million), while collateralized mortgage obligations decreased 48% ($9.4 million) and unit investment trust decreased 43% ($8.0 million). The following table summarizes principal transaction revenue year over year:

                                                 Nine months ended (in millions)
                                          --------------------------------------------
                                               September 29,        September 30,
                                                   2006                 2005
                                          --------------------- ----------------------
Corporate bonds                             $             70.7    $              37.5
Municipal bonds                                           66.3                   57.0
Certificates of deposit                                   32.0                   25.5
Government bonds                                          19.0                   16.4
Unit investment trusts                                    10.5                   18.5
Collateralized mortgage obligations                       10.1                   19.6
                                          --------------------- ----------------------
                                            $            208.6    $             174.5
                                          ===================== ======================


Investment banking revenue decreased 18% ($4.8 million) during the first nine months of 2006 to $22.4 million, due primarily to a decrease in municipal offerings.

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of Interest expense, increased 21% ($188.3 million) to $1.096 billion during the first nine months of 2006. Asset fees increased 21% ($110.1 million) to $638.4 million due primarily to the favorable impact of market conditions increasing customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased 23% ($47.4 billion) to $251.9 billion in the first nine months of 2006 compared to $204.5 billion in the first nine months of 2005.

Account and activity fees of $278.1 million increased 11% ($27.1 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 16% ($23.0 million) to $168.6 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 18%. Other revenue of $35.5 million increased 90% ($16.8 million) year over year. Results for 2006 include an $8.8 million gain from the sale of the Association's banking operations, a $5.1 million gain from the receipt of shares in exchange for the Partnership's NYSE membership as a result of the merger between the NYSE and Archipelago and a $6.5 million gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund. Additionally, in 2005, the Partnership recognized a $1.6 million unrealized gain on investment securities whereas in 2006, the Partnership recognized a $0.5 million unrealized loss on investment securities.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Net interest and dividend income increased 31% ($34.4 million) to $144.1 million during the first nine months of 2006 due primarily to an increase in interest rates and an increase in volume of securities purchased under agreements to resell. Interest income from customer loans increased 14% ($17.4 million). The average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to 8.75% during the first nine months of 2006 from 6.88% during the first nine months of 2005, while the average customer loan balance decreased 11% ($260.6 million) to $2.2 billion. Interest income from securities purchased under agreement to resell increased 307% ($18.4 million) to $24.3 million. The average rate on these balances increased to 4.82% during the first nine months of 2006 from 2.88% during the first nine months of 2005, and the average investment balance increased 175% ($396.1 million) to $622.0 million.

Operating expenses increased 9% ($186.8 million) to $2.269 billion during the first nine months of 2006. Compensation and benefits costs increased 11% ($150.8 million) to $1.528 billion. Within compensation and benefits costs, sales compensation increased 11% ($78.6 million) due to increased revenues, and IR salary and subsidy increased 32% ($15.5 million) due to new IR compensation programs. Variable compensation, including bonuses and profit sharing paid to IRs, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 13% ($22.4 million). Headquarters and branch payroll expense increased 8% ($33.8 million) due to increased salary and medical costs for existing personnel and additional support in HQ and the branches as the Partnership increased its sales force.

Occupancy and equipment expense increased 6% ($12.1 million) during the first nine months of 2006 due primarily to the growth in the number of branch offices as the Partnership expands its sales force and the accrual in 2006's second quarter of $3.6 million of additional expense related to the planned sublease of excess space in the Canada headquarter building. Other operating expenses increased 15% ($13.1 million) primarily due to increased travel and entertainment costs and Managed Account Program ("MAP") money manager expense due to increased MAP assets.

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

The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in the first nine months of 2006 and 67% in the first nine months of 2005, with 30% of its total revenue for the first nine months of 2006 and 31% in the first nine months of 2005 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at September 29, 2006, excluding the reserve for anticipated withdrawals, was $886.2 million, compared to $802.6 million at December 31, 2005. The increase is primarily due to the retention of General Partner earnings ($71.4 million) and the issuance of general partners and subordinated limited partner interests ($29.7 million and $8.0 million, respectively), offset by redemption of general partner, subordinated limited partner and limited partner interests ($4.4 million, $18.2 million and $2.8 million, respectively).

At September 29, 2006, the Partnership had $458.8 million in cash and cash equivalents. Lines of credit are in place aggregating $1.240 billion ($1.140 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at September 29, 2006.

The Partnership believes that the liquidity provided by existing cash balances, other highly liquid assets and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds from which could be used to meet growth needs or for other purposes.

The Partnership's growth in recent years has been financed through sales of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, long-term secured debt and operating leases under which the Partnership rents facilities.

On August 21, 2006 the Partnership filed a Form S-8 with the Securities and Exchange Commission to register $325 million additional Limited Partnership Interests for sale to current employees of the Partnership. The Partnership commenced an offering of approximately $315 million in October; however, the actual amount of interests purchased by employees will not be known until completion of the offering in December. The Partnership intends to issue the interests sold on January 2, 2007. The funds received will be for general purposes.

There were no significant changes in the Partnership's financial commitments and obligations for the nine months ended September 29, 2006.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


For the nine months ended September 29, 2006, cash and cash equivalents increased $198.0 million. Cash provided by operating activities was $610.5 million. The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, a decrease in net receivable from customers, a decrease in receivable from mortgages and loans, and a decrease in payable to depositors. These increases to cash and cash equivalents were partially offset by an increase in securities purchased under agreements to resell and a decrease in accounts payable and accrued expenses and accrued compensation and employee benefits. Cash used in investing activities was $56.3 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was $356.1 million, consisting primarily of partnership withdrawals and distributions ($277.1 million), repayment of subordinated debt ($45.7 million), repayment of the Federal Home Loan Bank advances ($30.5 million), and redemption of partnership interests ($25.5 million). This is offset by issuance of partnership interests ($37.7 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 29, 2006, Edward Jones's Net Capital of $577.0 million was 28.7% of aggregate debit items and its Net Capital in excess of the minimum required was $536.8 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through March 31, 2007, as a percentage of aggregate debit items was 28.7%. Net capital and the related capital percentage may fluctuate on a daily basis.


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

NEW ACCOUNTING STANDARDS

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP"), and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Partnership's financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Partnership is currently evaluating the effect of SFAS 157 and does not expect it to have a material impact on its consolidated financial condition, results of operations, or cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expressed the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment. The Partnership has determined that the implementation of SAB 108 will have no effect on its consolidated financial condition, results of operations, or cash flows.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At September 29, 2006, amounts receivable from customers were $2.098 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.5 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $29.0 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the nine months ended September 29, 2006 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006:

Spahn IRA, et al v. Edward D. Jones & Co., L.P., et al.; Enriquez, et al v. Edward D. Jones & Co., L.P., et al.; Bressler, et al v. Edward D. Jones & Co., L.P. - The Partnership has entered into a preliminary settlement agreement (the "Preliminary Settlement Agreement") related to two class action suits filed against Edward Jones pending in the United States District Court for the Eastern District of Missouri, Spahn and Enriquez, and, in the United States District Court for the Central District of California, Bressler. The Preliminary Settlement Agreement with the plaintiffs and putative classes in the class actions (the "Settlement Class") provides for the release of all claims, debts and causes of action related to certain revenue sharing payments received by the Partnership, fees and commissions received by the Partnership for mutual fund trades, shelf-space arrangements, directed brokerage transactions, shareholder accounting fees and mutual fund trades generally. The preliminary settlement is subject to a number of further court proceedings and contingencies such that it is not certain that the preliminary settlement will become final. If the preliminary settlement does not become final, then the Partnership faces the possible legal risk of adjudicating the claims for damages that currently equal or exceed the amount of revenue sharing from 1999 through 2004.

Pursuant to the Preliminary Settlement Agreement, the Settlement Class includes all persons who purchased and/or held any Preferred Family mutual funds from January 1, 1999 through December 31, 2004. The Partnership agreed to pay $55 million to compensate former customers and to pay attorney fees and costs. Additionally, the Partnership would issue $72.5 million of credit vouchers to current customers that may be applied to certain future trades and account fees. The $72.5 million in credit vouchers would be allocated to current customers and may be redeemed by customers ratably over three years. Any credit voucher not redeemed during the applicable year would expire at the end of the redemption period. The $55 million cash component of the settlement and related administrative costs will be charged against previously established legal expense accruals. The $72.5 million non-cash credit voucher component will be recognized as an expense in the periods in which they are redeemed by customers. The Partnership agreed to assume the cost of notice and administration of the settlement. The Preliminary Settlement Agreement must be court approved before going forward with the distribution.

The People of the State of California v. Edward D. Jones & Co., L.P., et al. - The court has granted the Partnership's motion to dismiss and dismissed the lawsuit, and further denied the Attorney General's request for reconsideration. The California Attorney General has filed a notice of appeal.

Booher, et al. v. Edward D. Jones & Co., L.P., et al.; Ellis v. Edward D. Jones & Co., L.P. - These lawsuits have been consolidated. As amended, the consolidated complaint is brought as a putative class action on behalf of all present and former investment representatives in Pennsylvania and throughout the United States. The lawsuit also consists of three separate causes of action arising from claims that Edward Jones failed to comply with the FLSA. Specifically, it is alleged that Edward Jones failed to pay overtime in compliance with such laws, unlawfully deducted business expenses from the wages of investment representatives, failed to provide mandatory meal and rest periods in violation of FLSA, and failed to pay Pennsylvania investment representatives overtime in accordance with Pennsylvania's Minimum Wage Act and the Pennsylvania Wage Payment Collection Law. No class has yet been certified.

                          PART II. OTHER INFORMATION


Edward Jones Exchange Traded Funds ("ETFs") - The NYSE has undertaken an investigation of this prospectus delivery failure, and has indicated that it is considering taking disciplinary action. Edward Jones continues to cooperate with the NYSE investigation. Edward Jones has completed a rescission offer to all affected customers, and has returned the purchase price (with interest) to those clients who accepted the rescission offer resulting in refunds of approximately $2.3 million, which was charged against previously established expense accruals.

Net Asset Value (NAV)- The NASD is examining the practices of certain broker/dealers, including Edward Jones, with respect to mutual fund net asset value ("NAV") transfer programs during the period from 2002 through June 2004. During this period, the prospectuses of several mutual fund companies provided that under certain circumstances investors were eligible to purchase shares at net asset value (i.e., without any deduction for a sales load) if they were making the purchase with proceeds from the redemption of the shares of another fund family and that redemption had taken place within a specified period of time of the purchase, typically 30, 60 or 90 days. The NASD is investigating whether EDJ and other broker/dealers complied with the terms of the prospectuses with respect to these NAV transfer programs. The Partnership has submitted a Letter of Acceptance, Waiver and Consent ("AWC") to the NASD in settlement of the matter which the Partnership expects NASD to approve and which will require the Partnership to refund all sales charges paid by the customer as well as, in the case of B and C share purchases, the differential in 12b-1 fees and a $0.250 million fine and censure. The Partnership estimates it will refund approximately $25 million, which will be charged against previously established legal expense accruals.

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

  31.              27-28               Certification pursuant to 18 U.S.C.
                                       section 1350, as adopted pursuant to
                                       section 302 of the Sarbanes-Oxley act
                                       of 2002.

  32.              29-30               Certification pursuant to 18 U.S.C.
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

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                   THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             ---------------------------------------------------
                                              (Registrant)

Date: November 13, 2006             /s/ James D. Weddle
                             ---------------------------------------------------
                                        James D. Weddle, Chief Executive Officer


Date: November 13, 2006             /s/ Steven Novik
                             ---------------------------------------------------
                                        Steven Novik, Chief Financial Officer