Form 10-K
period 2006-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2007-03-30
CIK 815917

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------

Commission file number 0-16633

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
 -------------------------------------------------------------------------------
     (Exact name of registrant as specified in its Partnership Agreement)

           MISSOURI                                     43-1450818
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

       12555 Manchester Road
       Des Peres, Missouri                                      63131
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code           (314) 515-2000
                                                           ------------------
Securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                      --------------------

                 NONE                                      NONE
------------------------------------       ------------------------------------

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ] NO [X]

As of March 23, 2007 there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE     None

                                    PART I

ITEM 1.       BUSINESS

The Jones Financial Companies, L.L.L.P. is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. Unless expressly stated otherwise or the context otherwise requires, the terms "Registrant" and "Partnership" refer to The Jones Financial Companies, L.L.L.P. and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, the organization date of Edward D. Jones & Co., L.P. ("Edward Jones"), the Partnership's principal subsidiary. Edward Jones was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.L.L.P.

The Partnership's principal operating subsidiary, Edward Jones, is a registered broker-dealer primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, Chicago and London stock exchanges, a participating organization in the Toronto stock exchange and is a registered broker-dealer with the National Association of Securities Dealers, Inc. ("NASD").

As of February 23, 2007, the Partnership was composed of 320 general partners, 11,492 limited partners and 170 subordinated limited partners.

ORGANIZATIONAL STRUCTURE

At December 31, 2006, the Partnership was organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., and 100% of the outstanding common stock of LHC, Inc. ("LHC"), each of which is a Missouri corporation. EDJ Holding Company, Inc. and LHC, Inc. are the sole general partners of Edward D. Jones & Co., L.P. ("Edward Jones") and EDJ Leasing Co., L.P. ("Leasing"), respectively. The Partnership also holds all of the limited partnership equity of Edward D. Jones & Co., L.P., and EDJ Leasing Co., L.P., each of which is a Missouri limited partnership. The Partnership owns 100% of the equity of Edward Jones Trust Company ("EJTC").

Edward Jones owns 100% of the limited partnership equity of Edward Jones, an Ontario, Canada limited partnership ("Edward Jones Canada"), and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, its sole general partner. Edward Jones Canada owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, its general partner, and 100% of the common stock of Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation. Edward Jones owns 100% of the equity of Edward Jones Limited, a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited.

Edward Jones owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 49.9% of Edward Jones Mortgage, a joint venture. Edward Jones owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners II, L.P., Community Investment Partners III, L.P., L.L.L.P., Community Investment Partners IV, L.P., L.L.L.P. and Community Investment Partners V, L.P., L.L.L.P., business development companies. Edward Jones holds all of the limited partnership equity in a Missouri limited partnership, EDJ Ventures,

                                    PART I

Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd. Edward Jones owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. Edward Jones owns 50% of issued common stock of S-J Capital Corp., a Missouri corporation. Edward Jones owns 8% of the Customer Account Protection Company Holdings, Inc. ("CAPCO"), a captive insurance group.

Edward Jones is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company; California Agency Holding, L.L.C., a California limited liability company; and Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company. Edward Jones Insurance Agency Holding, L.L.C. is the sole member of Edward Jones Insurance Agency of Wyoming, L.L.C., a Wyoming limited liability company. Edward Jones and Edward Jones Insurance Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company. Edward Jones Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of California, L.L.C., a California limited liability company. All of the insurance agencies engage in general insurance brokerage activities.

During 2002, Edward Jones' affiliates, Edward Jones Insurance Agency of Nevada, Inc., Edward Jones Insurance Agency of Alabama, L.L.C., EJ Insurance Agency of Ohio and Edward Jones Insurance Agency of Texas, Inc., were dissolved. Edward Jones' affiliates, Edward Jones Nominees PEP Limited and Edward Jones Nominees ISA Limited, both 100% owned by Edward Jones Limited, a U.K. private limited company, were also dissolved. Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation, was organized. During 2003, Community Investment Partners V, L.P., L.L.L.P., a business development company, was organized, and an Edward Jones affiliate, Edward Jones Insurance Agency of Montana, L.L.C., was dissolved. During 2004, Passport Research II Ltd., a Pennsylvania limited partnership, was organized and Edward Jones owns 49.5% of the limited partnership interest. The Edward Jones affiliates, Edward Jones Insurance Agency of Michigan, L.L.C. and Cornerstone Mortgage Investment Group II, Inc., were dissolved.

During 2006, the Edward Jones affiliates, Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd. and Unison Capital Corp., Inc. were dissolved. The Edward Jones affiliate, Passport Research II Ltd. was sold. The Partnership's subsidiary Boone National Savings and Loan Association F.A., was renamed Edward Jones Trust Company.

                                    PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                     2006          2005          2004
-------------------------------------------------------------------------
Commissions
  Mutual funds                   $ 1,109,905   $ 1,035,330   $   986,598
  Listed securities                  259,676       260,369       249,410
  Insurance                          232,281       210,887       202,069
  Over-the-counter securities         61,818        62,307        65,961
Asset fees                           877,771       716,904       581,810
Account and activity fees            378,905       335,105       304,591
Principal transactions               267,038       238,884       304,124
Interest and dividends               253,607       209,734       153,076
Investment banking                    32,505        32,892        27,934
Other revenue                         44,249        94,038        23,369
                                 ------------  ------------  ------------
  Total revenue                  $ 3,517,755   $ 3,196,450   $ 2,898,942
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

                                    PART I

COMMISSIONS

Commissions revenue primarily comprises charges to customers for the purchase or sale of securities, mutual fund shares and insurance products. The following briefly describes the Partnership's sources of commissions revenue.

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

INSURANCE. The Partnership has executed agency agreements with various national insurance companies. Edward Jones is able to offer life insurance, long-term care insurance, fixed and variable annuities and other types of insurance to its customers through its financial advisors who hold insurance sales licenses. As an agent for the insurance company, the Partnership receives commission on the purchase price of the policy.

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

The Partnership also earns revenue sharing from certain mutual fund and insurance vendors. The revenue sharing agreements vary, with the investment advisers or distributors of some products providing a percentage of average assets held by the Partnership's customers or the revenue sharing agreement may pay the Partnership a flat dollar amount. (See Item 3 - Legal Proceedings for the current status of revenue sharing as it relates to the Partnership).

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

                                    PART I

The Partnership offers trust and investment advisory services to its customers through EJTC.

ACCOUNT AND ACTIVITY FEES

Revenue sources include sub-transfer agent accounting services, IRA custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services. Such fees are received for maintaining customer account information and providing other administrative services for the mutual funds. Edward Jones is also the custodian for its IRA accounts and charges customers an annual fee for its services. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors. These arrangements are based on a specified number of basis points on the Partnership's current year fund sales (See Item 3 - Legal Proceedings for the current status of revenue sharing as it relates to the Partnership). The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and a co-branded credit card with a major credit card company. In addition, the Partnership earns transaction fee revenue relating to customer purchases and sales of securities.

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

As in the case of listed securities transactions, revenue from over-the-counter and principal transactions is highly influenced by the volume of business and securities prices, as well as by the increasing number of financial advisors employed by the Partnership over the periods indicated.

INTEREST AND DIVIDENDS

Interest and dividend income is earned primarily on margin account balances, securities purchased under agreement to resell, cash equivalents, inventory securities and investment securities. The Partnership is exposed to market risk for changes in interest rates. The Partnership's interest income is impacted by the level of interest rates it charges its customers and the level of customers' loan balances and credit balances.

                                    PART I

INVESTMENT BANKING

The Partnership's investment banking activities are performed by its Syndicate and Investment Banking Departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities, either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities. The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

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

BUSINESS OPERATIONS

RESEARCH DEPARTMENT. The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers. The Department supplements its own research with the services of an independent research service.

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

                                    PART I

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

Customers are protected from the loss of securities and cash in the event of a firm insolvency by the Securities Investors Protection Corporation ("SIPC") in the United States, Financial Services Compensation Scheme ("FSCS") in the United Kingdom and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess coverage maintained by the Partnership in the United States and the United Kingdom. Excess SIPC and excess FSCS coverage in the United States is provided by Customer Asset Protection Company ("CAPCO"), of which the Partnership is an 8% owner. SIPC provides protection for customer accounts for up to $500,000, including up to $100,000 for cash claims. FSCS covers 100% of the first (pound)30,000 and 90% for the next (pound)20,000, for a maximum protection of (pound)48,000 for all investment business. CIPF limits coverage to CAD$1,000,000 in total, which can be any combination of securities and cash.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 320 general partners, the Partnership has approximately 34,300 full and part-time employees. This includes 10,325 financial advisors as of February 23, 2007. The Partnership's financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-registered employees on a discretionary basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000, subject to a $2,000,000 deductible provision per occurrence.

The Partnership maintains an initial training program for prospective financial advisors that spans four months which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office. During the first phase, the trainee spends 60 days studying Series 7 examination materials and taking the examination. Subsequently, the trainee prepares for and takes either the Series 66 or 63 examinations. After passing the examination, trainees spend one week in a comprehensive training program in one of our headquarter training facilities followed by three weeks at their designated location to conduct market research and prepare for opening the office. The trainee then spends three weeks of on-the-job training in a branch location reviewing investments, office procedures and understanding client needs. Next, the trainee returns to his or her designated location for one week to continue building a prospect base. One final week is then spent in a headquarter training facility to complete the initial training program. Four months later, the financial advisor attends an additional training class in a headquarter location, and subsequently, Edward Jones offers periodic continuing training to its experienced financial advisors for the entirety of their career. Training programs for the more experienced financial advisors focus on meeting client needs and effective management of the branch office.

                                    PART I

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 9,704 branch offices as of February 23, 2007, primarily staffed by a single financial advisor and a branch office assistant. The Partnership operates 8,978 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 551 offices as of February 23, 2007) and the United Kingdom (through 175 offices as of February 23, 2007).

COMPETITION. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time. There is intense competition among firms for salespeople with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its financial advisors, although the Partnership believes that its rate of turnover of financial advisors is not higher than that of other firms comparable to the Partnership.

REGULATION. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, and national securities exchanges such as the NYSE, which has been designated by the SEC as the Partnership's primary regulator. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Edward Jones or an affiliate is registered as a broker-dealer in all 50 states, Puerto Rico, Canada and the United Kingdom. Edward Jones conducts business in Canada through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom through a subsidiary which is regulated by the Financial Services Authority. EJTC is subject to regulation by the Office of Thrift Supervision ("OTS").

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

                                    PART I

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

The firm has other operating subsidiaries, including EJTC and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary was in compliance with the applicable capital requirements in the jurisdictions in which they operate during the years ended December 31, 2006 and 2005.

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

                                    PART I

OPERATIONAL SYSTEMS -- THE PARTNERSHIP IS UPGRADING AND REPLACING COMPONENTS OF ITS COMPUTER AND COMMUNICATIONS SYSTEMS WHICH WILL BE COSTLY AND COULD LEAD TO DISRUPTIONS; ANY SUBSTANTIAL DISRUPTION TO THESE SYSTEMS COULD LEAD TO FINANCIAL LOSS AND HARM RELATIONS WITH CLIENTS.

The business is highly dependent on the ability to process, on a daily basis, a large number of transactions. Consequently, there is reliance on the mainframe system and client server based computer system, satellite communications, and software systems. In order to support the Partnership's branch offices at current and projected growth rates, and to achieve the speed, response time and level of access to the Internet that our financial advisors desire, these systems are being updated. The Partnership is in the process of replacing our current satellite-based system with a broadband communication network utilizing T-1 and DSL connectivity. Through February 23, 2007, approximately 5,000 branches have been converted to the new communications network. This replacement is expected to be completed by the third quarter of 2007, but there is no assurance that it will be completed on time or within the projected cost estimates established for this project. Also, third parties are implementing this replacement, and there is no assurance of their timely completion. Based on a full replacement of all video, data and telephony systems, this replacement will require total capital expenditures of approximately $145 million and additional asset impairment charges or write-downs related to existing technology and communications systems may be incurred, thereby reducing earnings. Further, any upgrade or replacement could result in difficulties in the short-term as the Partnership integrates the new system with operations, learns to operate the new system, and trains personnel. As there is limited experience engaging in such large-scale information technology projects, there is the risk of unforeseen problems in the implementation of any new systems. The implementation of any such upgrade or replacement will be challenging and any problems encountered may be exacerbated due to the fact that there are over 9,700 financial advisor offices to support. The new system is expected to result in increased firm operating costs of approximately $55-65 million each year once it is fully implemented.

Either during or following any upgrade or replacement, if the computer or communications systems do not operate properly, are disabled, or fail to perform due to increased demand (which might occur during market upswings or downswings), or if a new software system or upgrade contains a major problem, there could be unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new products and services, which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the systems to accommodate an increasing volume of transactions could also constrain the ability to expand the Partnership's business.

The computer system and communications network are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events. There is a second data center in Tempe, Arizona which operates as a backup of the primary data center located in St. Louis, Missouri, and the Partnership expects to be able to maintain service during a system disruption contained to St. Louis. However, the staff at the Tempe facility is not sufficient to operate the systems in the event of a prolonged disruption to the St. Louis systems. In such event, staff would be relocated to the Tempe facility, which might result in substantial additional costs and a delay in service during the transition.

                                    PART I

BRANCH OFFICE SYSTEM -- THE PARTNERSHIP'S SYSTEM OF ONE-BROKER BRANCH OFFICES MAY EXPOSE THE PARTNERSHIP TO A GREATER RISK OF LOSS OR LIABILITY FROM THE ACTIVITIES OF THE FINANCIAL ADVISORS THAN IF A MORE TRADITIONAL OFFICE SYSTEM IS MAINTAINED.

Most securities firms typically staff several financial advisors and one or more managers or other supervisory personnel in each of their branch offices. In contrast, most of the Partnership's branch offices are staffed by a single financial advisor with primary supervisory activity being conducted from its headquarters office, a method of supervision which the Partnership believes complies with all applicable industry and regulatory requirements. However, as a result of such method of supervision, the Partnership is potentially exposed to a greater risk of loss arising from alleged imprudent or illegal actions of its financial advisors due to the lack of direct supervisory oversight within each office. Furthermore, more time may elapse for such supervisory personnel to detect problem activity than if managers were maintained within each office, thereby exposing possible losses.

ACTIONS BY REGULATORY AGENCIES -- THE SECURITIES INDUSTRY IS HIGHLY REGULATED, AND AS A RESULT THE PARTNERSHIP IS SUBJECT TO VARIOUS LEGAL ACTIONS AND OTHER PROPOSED INVESTIGATIONS, WHICH, IF ADVERSELY DETERMINED, COULD MATERIALLY ADVERSELY AFFECT BUSINESS.

In recent years, mutual fund and annuity products have come under increased scrutiny from various state and federal regulatory authorities in connection with several industry issues including revenue sharing, mutual fund fees and expenses (including so-called "12b-1" fees described below under "Regulatory Initiatives"), market timing, late trading, the failure of various broker/dealers to provide breakpoint discounts to mutual fund purchasers and the manner in which mutual fund and annuity companies compensate broker/ dealers. The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. Although the Partnership is voluntarily cooperating with each inquiry, these or any other potential legal actions may result in adverse judgment, fines, or penalties. Some of these legal actions include claims for substantial compensatory and/ or punitive damages or claims for indeterminate amounts of damages. In each case, although the Partnership opposes the various recommendations proposed and being discussed with the staffs of various federal and state regulators, there is no assurance that they will concur with the Partnership's positions. See Item 3- Legal Proceedings for additional information.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters and as a result, has established appropriate accruals for potential litigation losses. The Partnership believes, based on current knowledge and after consultation with counsel, the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

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

                                    PART I

The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include standard sales loads, annual service fees (also referred to as "12b-1" fees) and expense reimbursements. All of the Partnership's preferred mutual fund families pay such fees, as well as some non-preferred mutual funds. Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the fund's assets. Although the SEC does not limit the size of 12b-1 fees that funds may pay, the NASD does impose such limitations. In addition, the Partnership also receives revenue sharing payments from its preferred mutual fund families.

In February 2005, the SEC reopened for comment proposed rules that would require broker/dealers to provide their customers with information regarding the costs and conflicts of interest that arise from the sales of mutual fund shares, including point-of-sale disclosures in both written and oral form. The Partnership cannot determine if or when the final rules will be adopted, and if adopted, how they will differ from the proposed rules. If the proposals are adopted, the new rules could adversely impact or restrict the business practices with respect to disclosures of 12b-1, revenue sharing and other fees. In addition, if the SEC, the NASD or any state regulatory agencies limit or eliminate such fees, it would have a material adverse effect on operating results for future periods. This could negatively affect the ability to recruit and retain financial advisors.

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

Competition among financial services firms also exists for financial advisors and other personnel. The Partnership's continued ability to expand its business and to compete effectively depends on the ability of the Partnership to attract qualified employees and to retain and motivate current employees. If the profitability of the Partnership decreases, then bonuses paid to financial advisors and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. In addition, the Partnership has recently faced increased competition from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which it competes.

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

                                    PART I

Additionally, due to the system of home office supervision, the Partnership may be exposed to an enhanced risk of legal actions instituted by customers resulting from alleged imprudent or illegal actions undertaken by the financial advisors.

The expenses incurred to defend and/or settle claims have increased significantly in the last few years. There can be no assurance that material losses arising from the defense and satisfaction of legal actions will not occur in future periods. See Item 3- Legal Proceedings for more information.

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

The Partnership incurs obligations to its customers which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships through which securities transactions are executed. The inability of an organization, or to a lesser extent, any securities firm with which the Partnership does a large volume of business, to promptly meet its obligations could result in substantial losses to the Partnership.

The Partnership is particularly dependent on ADP in the United States. ADP acts as the exclusive agent for providing customer accounting and record keeping in the United States and all communications and information systems are integrated with the information systems of ADP. Consequently, any new computer systems or software packages implemented by ADP which are not compatible with current systems, or any other interruption or the cessation of service by ADP as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership's business which may result in financial losses and/or disciplinary action by governmental and self-regulatory organizations. Furthermore, ADP has recently announced that it will spin off its brokerage services group as an independent company, and the effect this spin-off could have on the services from ADP is unknown. Similar risks are experienced in

                                    PART I
foreign countries where the subsidiaries operate. Such foreign subsidiaries rely on other entities for providing clearing, settlement and customer accounting and/or record keeping.

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

The branch system has expanded into Canada and the United Kingdom. Operations are at substantial deficits in these two countries, and it is anticipated that it will be a substantial number of years before the Partnership's expansion in these foreign jurisdictions will reach a sufficient scale of operations to yield profitability. Additional investments will be incurred in the interim; however, there can be no assurance that such operations will be successful even with additional investments. While annual losses for the Canadian operation have continued to decrease, the losses for the U.K. operation have remained relatively constant.

CAPITAL LIMITATIONS; UNIFORM NET CAPITAL RULE -- THE UNIFORM NET CAPITAL RULE IMPOSES MINIMUM NET CAPITAL REQUIREMENTS AND COULD LIMIT THE PARTNERSHIP'S ABILITY TO ENGAGE IN CERTAIN ACTIVITIES WHICH ARE CRUCIAL TO ITS BUSINESS.

Adequacy of capital is vitally important to broker/dealers, and lack of sufficient capital may limit Edward Jones' ability to compete effectively. In particular, lack of sufficient capital, or compliance with the SEC's Uniform Net Capital Rules, may limit Edward Jones' ability to commit to certain securities activities such as underwriting and trading, which use significant amounts of capital, its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital. Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones' ability to expand or even maintain its present levels of business. Further, many of the Partnership's competitors have substantially greater capital and other resources.

Every registered broker/dealer doing business with the public is subject to the Uniform Net Capital Rule (Rule 15c3-1), promulgated by the SEC under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and incorporated into the rules of the NYSE. Rule 15c3-1 is designed to ensure financial soundness and liquidity through minimum net capital requirements. Edward Jones has elected to use the Rule's alternative method of computation, which requires that "net capital" be not less than the greater of $0.250 million or 2% of our "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exchange Act Rule 15c3-3) (primarily receivables and other amounts due from or on behalf of customers). Rule 15c3-1 prohibits withdrawal of equity capital, whether by distribution, loan, repurchase or otherwise, if net capital would thereafter be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed certain defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As a member of the NYSE, Edward Jones will also be required to restrict withdrawal of subordinated debt and equity capital if its net capital becomes less than 4% of its aggregate debit items. In addition, if Edward Jones' net capital becomes less than 5% of its aggregate debit items, it would not be able to expand its business operations, including opening new branch offices or hiring additional financial advisors. Rule 15c3-1 further provides that the total outstanding principal amount of a broker/dealer's indebtedness under certain subordination

                                    PART I
agreements, the proceeds of which are includable in net capital, may not exceed 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital and equity capital accounts for periods in excess of 90 days.

In computing "net capital," various deductions are made from net worth and qualifying subordinated debt which exclude assets not readily convertible into cash and which conservatively reduce the value of certain other assets (such as securities owned by Edward Jones) to reflect the possibility of a market decline pending their disposition. At December 31, 2006, Edward Jones' net capital of $573.9 million was 29.8% of aggregate debit items and its net capital in excess of the minimum required was $535.4 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 29.8%. Net capital and the related capital percentage may fluctuate on a daily basis. See Note 15 in Part II.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by the SEC, the NYSE and other regulatory bodies and may ultimately require its liquidation. Consequently, Edward Jones may be prohibited from expanding its business and may be required to restrict withdrawal of subordinated debt and equity capital in order to meet these requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.       PROPERTIES

The Partnership conducts its United States headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona, comprising a total of 25 separate buildings. Twenty-three buildings are owned by the Partnership and two buildings are leased through long-term operating leases. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its United Kingdom home office located in London, England. The Partnership also maintains facilities in 9,704 branch locations (as of February 23, 2007) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership believes that its properties are both suitable and adequate to meet the current and future growth projections of the organization.

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

Revenue Sharing Class Action - The Partnership was sued in nine civil class
----------------------------
actions that were eventually consolidated into three proceedings; namely:
(1) Bressler, et al. v. Edward D. Jones & Co., L.P., (2) Spahn IRA, et al.
v. Edward D. Jones & Co., L.P. and (3) Enriquez, et al. v. Edward D. Jones & Co., L.P. In August 2006, the Partnership announced a preliminary settlement agreement to resolve all three groups of lawsuits. Each of the suits claimed that the Partnership failed to adequately disclose its revenue sharing arrangements with certain designated Preferred Mutual Fund Families.

                                    PART I

The settlement involves all of the Partnership's present and former clients who purchased and/or held shares in any of the Preferred Mutual Fund Families during the period from January 1, 1999 through December 31, 2004. The Partnership has agreed to pay $55 million to former clients and for attorneys' fees, as well as any costs to administer the settlement. Additionally, the Partnership will issue $72.5 million of credit vouchers to current clients that can be redeemed ratably over a three-year period. Any credit voucher not redeemed during the applicable year would expire after each annual redemption period. The $55 million cash component of the settlement and related administrative costs was charged against previously established legal expense accruals. The $72.5 million non-cash credit voucher component will be recognized as a reduction to revenue in the periods in which they are redeemed by clients. The Partnership agreed to assume the cost of notice and administration of the settlement. The settlement provides for the release of all claims, debts and causes of action related to certain revenue sharing payments received by the Partnership, fees and commissions received by the Partnership for mutual fund trades, shelf-space arrangements, directed brokerage transactions, shareholder accounting fees and mutual fund trades generally.

On December 12, 2006, the Court in the Spahn case gave its preliminary approval for the settlement and directed notice be provided to class members within 120 days. On December 21, 2006, the Court in the Enriquez case entered an identical order preliminarily approving the settlement. The District Court in Bressler dismissed the lawsuit, however, the Plaintiffs have appealed that dismissal. The appeal has been stayed pending completion of the settlement. Once the settlement is finally approved, Plaintiffs in Bressler will dismiss their appeal and the dismissal entered by the District Court will become final.

The preliminarily approved settlement must still proceed through a final approval process before the Courts. At present, tentative hearings for final approval of the settlement are scheduled for July 20, 2007. If the settlement fails to be finally approved, the Partnership faces the possible legal risk of adjudicating the claims for damages that currently equal or exceed the amount of revenue sharing from 1999 through 2004.

The People of the State of California v. Edward D. Jones & Co., L.P., et al. - In addition to the foregoing civil class action litigation, the California Attorney General commenced a civil action against the Partnership on essentially the same allegations present in the civil class actions. The court has granted the Partnership's motion to dismiss and dismissed the lawsuit, and further denied the Attorney General's request for reconsideration. The California Attorney General has filed an appeal.

Wage and Hour Litigation - The Partnership has been sued in five putative class actions that allege that the Partnership has misclassified its financial advisors as exempt from overtime pay, improperly deducted certain business expenses and otherwise failed to comply with certain state and federal wage and hour laws. Four of the cases have been, or are in the process of being, consolidated before the United States District Court for the Western District of Pennsylvania. Those consolidated actions are Booher, et al. v. Edward D. Jones & Co., L.P., (National class under federal statutes); Ellis, et al. v. Edward D. Jones & Co., L.P. (Pennsylvania only class); Weaver, et al. v. Edward D. Jones & Co., L.P. (Ohio only class); and O'Brien, et al. v. Edward
D. Jones & Co., L.P. (New York only class). The fifth lawsuit, Thill, et al.
v. Edward D. Jones & Co., L.P. is pending before the United District Court in California and involves a California only putative class. The California and Pennsylvania courts have entered coordination orders. No class has yet been certified and the Partnership has denied the claims.

Net Asset Value ("NAV")- The NASD examined the practices of certain broker/dealers, including Edward Jones, with respect to mutual fund net asset value transfer programs during the period from 2002 through June 2004. During this period, the prospectuses of several mutual fund companies provided that under certain circumstances investors were eligible to purchase shares at net asset value (i.e., without any deduction for a sales load) if they were making the purchase with proceeds from the redemption of the

                                    PART I
shares of another fund family and that redemption had taken place within a specified period of time of the purchase, typically 30, 60 or 90 days. The NASD investigated whether EDJ complied with the terms of the prospectuses with respect to these NAV transfer programs. In response to NASD requests for information, the Partnership identified transactions that involved payments by the firm's clients of front-end sales loads or purchases of share classes with contingent deferred sales charges under circumstances where customers may have been eligible to purchase shares at NAV under such NAV Transfer Programs. On December 11, 2006, the Partnership entered into a Letter of Acceptance, Waiver and Consent (the "AWC") with the NASD. Pursuant to the AWC, the Partnership agreed to establish a remediation program for clients who purchased shares of mutual funds from January 1, 2002 through December 31, 2004 and qualified for, but did not receive, the benefit of an NAV Transfer Program. Such remediation will include, in appropriate cases, 1) a refund of amounts paid as a sales charge, 2) a cash payment equal to an amount necessary to place the client in a financial position equivalent to what he or she would have been in if the relevant transactions had taken place at net asset value, and 3) interest on those amounts. The Partnership estimates that remediation payments to investors for the relevant period will be approximately $25 million plus interest, which will be charged against previously established legal expense accruals. Pursuant to the AWC, the remediation process is subject to review by a third party examiner, which review is currently ongoing. The Partnership is also required to set up and train a response team to field and respond to client inquires regarding the remediation process and the AWC. The Partnership also consented to a censure and a fine of $250,000.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters and as a result, has established appropriate accruals for potential litigation losses. The Partnership believes, based on current knowledge and after consultation with counsel, the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

                                    PART I

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

There is no established public trading market for the Limited Partnership interests and their assignment is prohibited.

ITEM 6.       SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data.

(All dollars in millions, except per unit information and units outstanding.)

Summary Consolidated Statements of Income Data:

                                2006       2005       2004       2003       2002
----------------------------------------------------------------------------------

Total revenue                $  3,518   $  3,196   $  2,899   $  2,550   $  2,273

Income before allocations
 to partners/net income *    $    391   $    330   $    217   $    203   $    149

Income before allocations
 to partners/net income
 per weighted average
 $1,000 equivalent
 limited partnership
 unit outstanding            $ 161.95   $ 157.11   $ 126.43   $ 108.08   $  87.44

Weighted average
 $1,000 equivalent
 limited partnership
 units outstanding            210,157    214,366    219,885    224,389    230,970
----------------------------------------------------------------------------------

* Due to the implementation of SFAS No. 150, the Partnership reported income before allocations to partners in 2006, 2005 and 2004 and net income in 2003 and 2002.

                                    PART I

Summary Consolidated Statements of Financial Condition Data:

                                     2006     2005     2004     2003     2002
--------------------------------------------------------------------------------

Total assets                        $5,196   $4,317   $4,100   $3,723   $3,258
                                    ======   ======   ======   ======   ======

Bank loans                          $   --   $    9   $   --   $   --   $   --

Federal Home Loan Bank
   advances                             --       31       34       24       14

Long-term debt                          14       24       32       40       49

Other liabilities exclusive
 of subordinated
 liabilities and partnership
 capital subject to
 mandatory redemption                3,880    2,993    2,839    2,466    2,056
                                    ------   ------   ------   ------   ------
                                     3,894    3,057    2,905    2,530    2,119
                                    ------   ------   ------   ------   ------

Subordinated liabilities               299      344      387      408      429
                                    ------   ------   ------   ------   ------

Partnership capital
 subject to mandatory
 redemption / partnership
 capital (net of reserve for
 anticipated withdrawals) *            907      802      752      727      681

Reserve for anticipated
 withdrawals                            96      114       56       58       29
                                    ------   ------   ------   ------   ------

Partnership capital subject to
 mandatory redemption/
 partnership capital                 1,003      916      808      785      710
                                    ------   ------   ------   ------   ------

Total liabilities and
 partnership capital                $5,196   $4,317   $4,100   $3,723   $3,258
                                    ======   ======   ======   ======   ======

--------------------------------------------------------------------------------

* Due to the implementation of SFAS No. 150, the Partnership reported total partnership capital subject to mandatory redemption in 2006, 2005 and 2004 and partnership capital in 2003 and 2002.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                                         2006 vs. 2005                     2005 vs. 2004
                                                  --------------------------         --------------------------

                                                    Amount        Percentage           Amount        Percentage

-----------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                     $  94,787            6 %           $  64,855            4 %
  Asset fees                                        160,867           22               135,094           23
  Account and activity fees                          43,800           13                30,514           10
  Principal transactions                             28,154           12               (65,241)         (22)
  Interest and dividends                             43,873           21                56,658           37
  Investment banking                                   (386)          (1)                4,958           18
  Other                                             (49,789)         (53)               72,224          457

                                                  ---------                          ---------
    Total revenue                                   321,306           10               299,062           10

  Interest expense                                      750            1                  (445)          (1)
                                                  ---------                          ---------

    Net revenue                                     320,556           10               299,507           11
                                                  ---------                          ---------

Operating Expenses:
  Compensation and benefits                         261,232           14               146,792            9
  Communications and data
   processing                                         9,837            4               (15,271)          (6)
  Occupancy and equipment                            13,493            5                 7,084            3
  Payroll and other taxes                             9,411            8                10,491           10
  Legal                                             (63,229)         (56)               12,582           12
  Postage and shipping                                  352            1                 6,361           14
  Advertising                                         6,401           13                 9,365           23
  Floor brokerage and
   clearance fees                                     4,091           29                   842            6
  Other operating expenses                           18,287           15                 8,003            7
                                                  ---------                          ---------

    Total operating expenses                        259,875            9               186,248            7
                                                  ---------                          ---------

Income before allocations to
 partners / net income                            $  60,681           18 %           $ 113,259           52 %

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

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income). In the Partnership's Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends, net of interest expense, and other revenues.

RESULTS OF OPERATIONS (2006 VERSUS 2005)

For 2006, net revenue increased 10% ($320.6 million) to $3.462 billion, while income before allocations to partners increased 18% ($60.7 million) to $390.7 million. The Partnership's profit margin based on income before allocations to partners increased to 11.1% in 2006, from 10.3% in 2005. Year over year, the Partnership's net revenue and income before allocations to partners increased due primarily to growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased in 2006 due primarily to growth in sales compensation related to the increase in net revenues. The Partnership added 555 (6%) financial advisors during the twelve months ended December 31, 2006, ending the year with 10,288 financial advisors.

Trade revenue of $1.963 billion, which comprised 57% of net revenue, increased 7% ($122.6 million) in 2006 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), partially offset by a lower gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested were $82.9 billion during 2006, a 12% ($8.6 billion) increase from 2005. The Partnership's margin earned on each $1,000 invested decreased to $23.70 in 2006 from $24.70 in 2005. Year over year, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

Commissions revenue increased 6% ($94.8 million) during 2006 to $1.664 billion. Commissions revenue increased year over year due primarily to a 7% ($3.9 billion) increase in customer dollars invested to $56.3 billion in 2006. Underlying the increase in commissions revenue, mutual fund commissions increased 7% ($74.6 million), equity commissions decreased .4% ($1.2 million) and insurance commissions increased 10% ($21.4 million). The following table summarizes commissions revenue year over year:

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

                                       Years ended (in millions)
                                 -------------------------------------
                                 December 31,             December 31,       %
                                     2006                     2005         Change
                                 ------------             ------------     ------
Mutual funds                      $ 1,109.9                $ 1,035.3          7
Equities                              320.8                    322.0          -
Insurance                             232.3                    210.9         10
Corporate bonds                         0.7                      0.7          -
                                  ---------                ---------         --
                                  $ 1,663.7                $ 1,568.9          6
                                  =========                =========         ==

Principal transactions revenue increased 12% ($28.2 million) to $267.0 million during 2006 due primarily to an increase in customer dollars invested offset by a shift in customer dollars invested from higher margin, longer maturity fixed income products to lower margin, shorter maturity certificates of deposit. Customers invested $25.0 billion in principal transactions in 2006, an increase of 21% ($4.4 billion). The Partnership's margin earned on each $1,000 invested decreased to $10.40 during 2006 from $10.90 during 2005. Revenue from corporate bonds increased 69% ($37.2 million), certificates of deposit increased 15% ($5.1 million) and government bonds increased 12% ($2.6 million) while collaterized mortgage obligations decreased 48% ($12.5 million) and unit investment trusts decreased 38% ($8.7 million). The following table summarizes principal transaction revenue year over year:

                                                    Years ended (in millions)
                                                 --------------------------------
                                                 December 31,        December 31,        %
                                                     2006                2005          Change
                                                 ------------        ------------      ------
Municipal bonds                                    $  84.7            $  80.3            5
Corporate bonds                                       90.9               53.7           69
Government bonds                                      23.9               21.3           12
Collateralized mortgage obligations                   13.6               26.1          (48)
Unit investment trusts                                14.3               23.0          (38)
Certificates of deposit and other                     39.6               34.5           15
                                                   -------            -------          ---
                                                   $ 267.0            $ 238.9           12
                                                   =======            =======          ===

Investment banking revenue decreased 1% ($.4 million) during 2006 to $32.5 million, due primarily to a decrease in municipal offerings in the current year.

Net fee revenue of $1.498 billion, comprising 43% of net revenue, increased 15% ($198.0 million) during 2006. Asset fees increased 22% ($160.9 million) to $877.8 million due to net new money flowing into these products coupled with the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $45.9 billion or 21% to $259.9 billion for 2006 compared to $214.0 billion for 2005.

Account and activity fees of $378.9 million increased 13% ($43.8 million) year over year due to growth in customer accounts. Revenue received from mutual fund and money market sub-transfer agent services increased 15% ($30.3 million) to $227.8 million, due primarily to a 15% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 11%, resulting in custodial fee revenue growth of 10% ($7.8 million) to $86.0 million. Other revenue of $44.2 million decreased 53% ($49.8 million) year over year. The decrease between years is primarily attributable to a $70 million gain in 2005 that did not recur in 2006 compared to $21 million in gains in 2006 that did not

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

occur in 2005. During 2006, other income includes $21 million in gains from three sources ($8.1 million from the sale of banking assets by the Partnership's banking subsidiary; $6.8 million from the exchange of the Partnership's NYSE membership for shares in Archipelago in connection with the NYSE's Initial Public Offering; $6.5 million from the sale of the Partnership's interest in the investment advisor to the Federated Capital Income Fund). The Partnership's results for 2005 include a $70 million gain from the sale of a profit sharing interest in a mutual fund company.

Net interest and dividend income increased 28% ($43.1 million) to $197.4 million during 2006 due primarily to an increase in overnight investing activities and an increase in interest rates. Interest income from overnight investing activities increased 325% ($30.5 million) to $39.9 million. The average rate on these balances increased to 5.0% in 2006 from 3.2% in 2005, and the average investment balance increased 202% ($492.2 million) to $736.2 million due to increased customer credit balances. Interest income from customer loans increased 9% ($15.9 million). Average customer margin loan balances were $2.160 billion in 2006, compared to $2.451 billion in 2005, a decrease of 12%. The average rate earned on customer loan balances increased to approximately 8.84% during 2006 from approximately 7.09% during 2005.

Operating expenses increased 9% ($259.9 million) to $3.071 billion during 2006. Compensation and benefits costs increased 14% ($261.2 million) to $2.088 billion. Within compensation and benefits costs, sales compensation increased 13% ($129.6 million) due to increased revenue and financial advisor salary and subsidy which increased 33% ($21.5 million) due to new financial advisor compensation programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants, and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 26% ($58.3 million). Headquarters and branch payroll expense increased 9% ($52.2 million) due to increased salary and medical costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership increased the number of financial advisors. On a full time equivalent basis, the Partnership had 4,331 headquarters associates and 10,594 branch staff associates as of December 31, 2006, compared to 4,096 headquarters associates and 10,103 branch staff associates as of December 31, 2005.

Occupancy and equipment expense increased 5% ($13.5 million) to $273.6 million during 2006 due primarily to the growth in the number of branch offices as the Partnership expands the number of financial advisors and the accrual in the second quarter of 2006 of $3.6 million of additional expense related to the planned sublease of excess space in the Canada headquarter building. Communications and data processing expense increased 4% ($9.8 million) to $272.9 million during 2006 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network. Other operating expenses increased 15% ($18.3 million) to $137.6 million primarily due to increased travel and entertainment costs and Managed Account Program ("MAP") money manager expense due to increased MAP assets. Legal expenses decreased 56% ($63.2 million) to $50.7 million during 2006 due to reduced costs associated with legal matters and regulatory settlements. (See Mutual Fund Matters below and Item 3 - Legal Proceedings for more information).

MUTUAL FUND MATTERS

In December 2004, the Partnership entered into settlement agreements with the SEC, NASD, NYSE and the U.S. Attorney's Office for the Eastern District of Missouri primarily related to allegations that the Partnership failed to adequately disclose revenue sharing payments that it received from a group of mutual fund families and 529 savings plans that the Partnership recommended to its customers. The agreements and orders required the Partnership to, among other things, make a payment of $75 million into a FAIR FUND, pursuant to
Section 308 of the Sarbanes-Oxley Act of 2002, that will in turn be

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

distributed to its customers who purchased so-called Preferred Family mutual fund shares from January 1, 1999 through December 2004. The payment was made to the U.S. Treasury in 2005 and is currently scheduled for distribution in 2007. To the best of the Partnerships' knowledge, all other aspects of the settlement have been completed.

The Partnership has received information requests and subpoenas from various regulatory and enforcement authorities regarding the Partnership's mutual fund compensation arrangements, mutual fund sales practices and other mutual fund issues. The Partnership is voluntarily cooperating with each inquiry. Also, the Partnership has been named as a defendant in various class actions on behalf of purchasers of recommended mutual funds. For additional discussions, refer to "Item 3 - Legal Proceedings."

In addition to the regulatory actions directed at the Partnership, there are various regulatory and legislative proposals being considered that could significantly impact the compensation that broker-dealers derive from mutual funds and annuity products. It is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. For additional discussion, refer to "Item 1A- Risk Factors, Regulatory Initiatives". The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in 2006 and 64% in 2005 with 30% of its total revenue in 2006 and 2005 being derived from one vendor. Significant reductions in the revenues from these products could have a material adverse impact on the Partnership.

RESULTS OF OPERATIONS (2005 VERSUS 2004)

For 2005, net revenue increased 10% ($298.0 million) to $3.141 billion, while income before allocations to partners increased 52% ($113.3 million) to $330.0 million. The Partnership's profit margin based on income before allocations to partners increased to 10.3% in 2005, from 7.5% in 2004. Year over year, the Partnership's net revenue and income before allocations to partners increased due primarily to growth in customer asset values, higher account and activity fees, higher net interest income, and a payment received due to termination of a profit sharing agreement (see Other Revenues). Operating expenses increased in 2005 due primarily to growth in sales compensation related to the increase in net revenues, costs associated with legal matters and costs associated with the continued expansion and enhancement of its branch office network. The Partnership added 240 (3%) financial advisors during the twelve months ended December 31, 2005, ending the year with 9,733 financial advisors.

Trade revenue of $1.841 billion, which comprised 59% of net revenue, increased ..2% ($4.6 million) in 2005 due primarily to an increase in customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), partially offset by a lower gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested were $74.3 billion during 2005, a 6% ($4.2 billion) increase from 2004. The Partnership's margin earned on each $1,000 invested decreased to $24.70 in 2005 from $26.20 in 2004 due to a shift in the customer dollars invested to shorter term fixed income products with lower margins from longer term higher margin fixed income products.

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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

                                       Years ended (in millions)
                                 -------------------------------------
                                 December 31,             December 31,       %
                                     2005                     2004         Change
                                 ------------             ------------     ------
Mutual funds                      $ 1,035.3                $   986.6          5
Equities                              322.0                    315.0          2
Insurance                             210.9                    202.1          4
Corporate bonds                         0.7                      0.3        133
                                  ---------                ---------        ---
                                  $ 1,568.9                $ 1,504.0          4
                                  =========                =========        ===

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

                                             Years ended (in millions)
                                       -------------------------------------
                                       December 31,             December 31,       %
                                           2005                     2004         Change
                                       ------------             ------------     ------
Municipal bonds                         $  80.3                  $ 107.2          (25)
Corporate bonds                            53.7                     93.0          (42)
Government bonds                           21.3                     35.1          (39)
Collateralized mortgage obligations        26.1                     24.8            5
Unit investment trusts                     23.0                     23.7           (3)
Certificates of deposit and other          34.5                     20.3           70
                                        -------                  -------          ---
                                        $ 238.9                  $ 304.1          (21)
                                        =======                  =======          ===

Investment banking revenue increased 18% ($5.0 million) during 2005 to $32.9 million, due primarily to an increase in syndicate corporate debt offerings in 2005.

Net fee revenue of $1.300 billion, comprising 41% of net revenue, increased 29% ($293.4 million) during 2005. Asset fees increased 23% ($135.1 million) to $716.9 million due to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund and insurance assets increased $39.8 billion or 23% to $214.0 billion for 2005 compared to $174.3 billion for 2004.

Account and activity fees, and other revenue of $429.1 million increased 31% ($101.2 million) year over year. Other revenue for 2005 includes a $70.0 million payment received from a mutual fund company due to a termination of a profit sharing agreement. Excluding the $70.0 million termination payment, account and activity, and other fees have increased 10% ($31.2 million) over the prior year due to growth in customer accounts. Revenue received from mutual fund and money market sub-transfer agent services increased 15% ($25.4 million) to $197.4 million, due primarily to an 18% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 13%, resulting in custodial fee revenue growth of 14% ($9.5 million) to $78.2 million.

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

Operating expenses increased 7% ($184.7 million) to $2.811 billion during 2005. Compensation and benefits costs increased 9% ($145.2 million) to $1.827 billion. Within compensation and benefits costs, sales compensation increased 5% ($43.6 million) due to increased revenue. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants, and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 22% ($39.5 million). Payroll expense increased 12% ($61.7 million) due to increased compensation costs for existing personnel and additional support at both the headquarters and in the branches as the Partnership grows its sales force. Effective January 1, 2005, the Partnership implemented a special bonus program for certain existing personnel. Related bonus expense for 2005 was $28.0 million. On a full time equivalent basis, the Partnership had 4,096 headquarters associates and 10,103 branch staff associates as of December 31, 2005, compared to 4,030 headquarters associates and 9,858 branch staff associates as of December 31, 2004.

Advertising expenses increased 23% ($9.4 million) to $49.4 million during 2005 primarily due to the launch of a new advertising campaign in January 2005. Postage and shipping expense increased 14% ($6.4 million) to $51.4 million primarily due to mailing costs in 2005 associated with the Partnership's mutual fund settlements which were executed in December 2004. Legal expenses increased 12% ($12.6 million) to $113.9 million during 2005 due primarily to costs associated with legal matters and regulatory settlements. (See Mutual Fund Matters and Item 3 - Legal Proceedings for more information).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at December 31, 2006, excluding the reserve for anticipated withdrawals, was $907.4 million, compared to partnership capital, excluding the reserve for anticipated withdrawals, of $802.6 million at December 31, 2005. The increase is primarily due to the retention of General Partner earnings ($94.1 million) and the issuance of general partner and subordinated limited partner interests ($30.2 million and $8.2 million, respectively), offset by redemption of general partner, subordinated limited partner, and limited partner interests ($5.6 million, $18.4 million, and $3.9 million, respectively). It has been the Partnership's practice to retain approximately 30% of income allocated to general partners. For 2006 and 2005, the Partnership retained 32% and 26%, respectively, of income allocated to general partners. For 2004, the Partnership retained approximately 13% of income allocated to general partners.

At December 31, 2006, the Partnership had $312.0 million in cash and cash equivalents and $1.3 billion in cash segregated under federal regulations. Lines of credit were in place at such date aggregating $1.240 billion ($1.140 billion of which is through uncommitted lines of credit where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at December 31, 2006.

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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership's growth has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment.

On January 2, 2007, $294 million of limited partner interests were issued to employees of the Partnership. The funds will be used for general Partnership purposes.

There were no significant changes in the Partnership's financial commitments and obligations for the year ended December 31, 2006.

The following table summarizes the Partnership's financing commitments and obligations, as of December 31, 2006, excluding customer accounts due on demand. Subsequent to December 31, 2006, these commitments and obligations could fluctuate based on the changing business environment.

                                                                      Payments Due by Period
                                                                      ----------------------
                                               2007       2008       2009       2010       2011   Thereafter    Total
                                             --------------------------------------------------------------------------
Long-term debt                               $  3,555   $  1,742   $    802   $    863   $    927   $  6,500   $ 14,389
Liabilities subordinated to
 claims of general creditors                   23,200     14,200      3,700     53,700     53,700    150,000    298,500
Rental commitments                            100,610     37,435     26,703     18,078     13,975     90,326    287,127

                                             --------------------------------------------------------------------------
Total financing commitments
 and obligations                             $127,365   $ 53,377   $ 31,205   $ 72,641   $ 68,602   $246,826   $600,016
                                             ==========================================================================

For the year ended December 31, 2006, cash and cash equivalents increased $51.2 million. Cash provided by operating activities was $533.1 million. The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, a decrease in net receivables from customers, a decrease in receivable from mortgages and loans and an increase in accrued compensation and employee benefits. These increases to cash and cash equivalents were partially offset by a decrease in payable to depositors and an increase in segregated cash. Cash used in investing activities was $84.2 million consisting primarily of capital expenditures supporting the Partnership's operations. Cash used in financing activities was $397.7 million, consisting primarily of partnership withdrawals and distributions ($314.4 million), redemption of partnership interests ($27.8 million), repayment of subordinated debt ($45.7 million) and repayment of Federal Home Loan Bank advances ($30.5 million), offset by issuance of general partner and subordinated limited partner interests ($38.5 million).

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

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2006, Edward Jones' Net Capital of $573.9 million was 29.8% of aggregate debit items and its Net Capital in excess of the minimum required was $535.4 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through June 30, 2007, as a percentage of aggregate debit items was 29.8%. Net capital and the related capital percentages may fluctuate on a daily basis.

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

NEW ACCOUNTING STANDARDS

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Partnership's financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Partnership is currently evaluating the effect of SFAS 157 and does not expect it to have a material impact on its consolidated financial condition, results of operations, or cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expressed the SEC Staff's views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment. The Partnership has determined that the implementation of SAB 108 did not have an effect on its consolidated financial condition, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 "Accounting Changes," and FASB No. 3 "Reporting Accounting Changes in Interim Financial Statements." This statement requires all changes in accounting principles to be accounted for by retrospective application to the financial statements for prior periods unless it is impracticable to do so. It is effective for accounting changes made in fiscal years beginning after December 15, 2005. SFAS No. 154 did not have a material impact on consolidated financial position, results of operation or cash flows.

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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring equity capital to be classified as a liability. Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners was previously classified on the Partnership's statement of income as net income. In accordance with SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the year ended December 31, 2006 and 2005. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

The Partnership does not qualify as an accelerated filer under the Sarbanes-Oxley Act of 2002 with regard to Section 404 of the Act concerning Management Assessment of Internal Controls. The provisions of Section 404 will be applicable to the Partnership's financial statements effective for the year ended December 31, 2007. The Partnership has prepared for implementation of this requirement.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At December 31, 2006, amounts receivable from customers were $2.044 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.0 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $29.7 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

Based on its analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2006 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                    PART II

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                                        Page No.

          Report of Independent Registered Public Accounting Firm ......  36

          Consolidated Statements of Financial Condition as of
          December 31, 2006 and 2005 ...................................  37

          Consolidated Statements of Income for the years ended
          December 31, 2006, 2005 and 2004 .............................  39

          Consolidated Statements of Changes in Partnership Capital
          Subject to Mandatory Redemption for the years ended
          December 31, 2006, 2005 and 2004..............................  40

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2006, 2005 and 2004..............................  42

          Notes to Consolidated Financial Statements....................  43

                                    PART II

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 23, 2007

                                    PART II

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              ASSETS

                                                                      December 31,         December 31,
(Dollars in thousands)                                                    2006                 2005
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                             $   311,992          $   260,839

Cash segregated under federal regulations                               1,312,806                    2

Securities purchased under agreements to resell                           415,000              479,000

Receivable from:
  Customers                                                             2,043,980            2,430,911
  Brokers, dealers and clearing organizations                             310,715              232,030
  Mutual funds, insurance companies, and other                            141,164              120,002
  Mortgages and loans                                                         979              134,976

Securities owned, at market value
  Inventory securities                                                    129,609               96,911
  Investment securities                                                   145,552              170,978

Equipment, property and improvements, at cost,
 net of accumulated depreciation and amortization                         310,987              317,019

Other assets                                                               72,831               74,810
                                                                      -----------          -----------

    TOTAL ASSETS                                                      $ 5,195,615          $ 4,317,478
                                                                      ===========          ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            LIABILITIES

                                                                     December 31,         December 31,
(Dollars in thousands)                                                   2006                 2005
------------------------------------------------------------------------------------------------------

Bank loans                                                           $         -          $     8,500
Payable to:
  Customers                                                            3,162,223            2,208,645
  Brokers, dealers and clearing organizations                             44,593               66,614
  Depositors                                                                   -              104,411

Securities sold, not yet purchased, at market value                        9,353               11,460

Accrued compensation and employee benefits                               438,497              354,266

Accounts payable and accrued expenses                                    224,681              248,754

Federal Home Loan Bank advances                                                -               30,544

Long-term debt                                                            14,389               23,713
                                                                     -----------          -----------
                                                                       3,893,736            3,056,907
                                                                     -----------          -----------

Liabilities subordinated to claims of general creditors                  298,500              344,200
                                                                     -----------          -----------

Commitments and contingencies (Notes 18 and 19)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                              907,386              802,612

Reserve for anticipated withdrawals                                       95,993              113,759
                                                                     -----------          -----------

Total partnership capital subject to mandatory redemption              1,003,379              916,371
                                                                     -----------          -----------

    TOTAL LIABILITIES                                                $ 5,195,615          $ 4,317,478
                                                                     ===========          ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                                                  Years Ended December 31,
(Dollars in thousands,                                            -------------------------------------------------------
except per unit information)                                          2006                 2005                  2004
-------------------------------------------------------------------------------------------------------------------------
Revenue:
  Commissions                                                     $ 1,663,680          $ 1,568,893           $ 1,504,038
  Asset fees                                                          877,771              716,904               581,810
  Account and activity fees                                           378,905              335,105               304,591
  Principal transactions                                              267,038              238,884               304,124
  Interest and dividends                                              253,607              209,734               153,076
  Investment banking                                                   32,505               32,892                27,934
  Other revenue                                                        44,249               94,038                23,369
                                                                  -----------          -----------           -----------
    Total revenue                                                   3,517,755            3,196,450             2,898,942
  Interest expense                                                     56,218               55,468                55,913
                                                                  -----------          -----------           -----------
    Net revenue                                                     3,461,537            3,140,982             2,843,029
                                                                  -----------          -----------           -----------
Operating expenses:
  Compensation and benefits                                         2,088,492            1,827,260             1,682,021
  Communications and data processing                                  272,879              263,043               278,314
  Occupancy and equipment                                             273,607              260,114               253,031
  Payroll and other taxes                                             121,976              112,565               102,074
  Legal                                                                50,711              113,940               101,358
  Postage and shipping                                                 51,718               51,366                45,005
  Advertising                                                          55,841               49,440                40,075
  Floor brokerage and clearance fees                                   18,010               13,919                13,077
  Other operating expenses                                            137,637              119,350               111,347
                                                                  -----------          -----------           -----------
    Total operating expenses                                        3,070,871            2,810,997             2,626,302
                                                                  -----------          -----------           -----------
Income before allocations to partners                                 390,666              329,985               216,727
Allocations to partners:
  Limited partners                                                     34,035               33,679                27,800
  Subordinated limited partners                                        37,885               39,587                22,555
  General partners                                                    318,746              256,719               166,372
                                                                  -----------          -----------           -----------
Net income                                                        $         -          $         -           $         -
                                                                  ===========          ===========           ===========

Income before allocations to limited partners
  per weighted average $1,000 equivalent
  limited partnership unit outstanding                            $    161.95          $    157.11           $    126.43
                                                                  ===========          ===========           ===========
Weighted average $1,000 equivalent
  limited partnership units outstanding                               210,157              214,366               219,885
                                                                  ===========          ===========           ===========

                The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                                SUBJECT TO MANDATORY REDEMPTION
                                     FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                             Subordinated
                                                             Limited            Limited            General
                                                           Partnership        Partnership        Partnership
(Dollars in thousands)                                       Capital            Capital            Capital             Total
-------------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, JANUARY 1, 2004                      $ 237,845          $ 112,406          $ 435,035          $ 785,286
 Reserve for anticipated withdrawals                          (15,345)            (8,468)           (34,193)           (58,006)
                                                            -------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve of anticipated
  withdrawals, January 1, 2004                                222,500            103,938            400,842            727,280
                                                            ===================================================================

 Issuance of partnership interests                                  -             12,727                  -             12,727
 Redemption of partnership interests                           (4,925)              (450)                 -             (5,375)
 Income allocated to partners                                  27,800             22,555            166,372            216,727
 Withdrawals and distributions                                (11,079)           (22,819)          (109,220)          (143,118)
                                                            -------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, DECEMBER 31, 2004                      234,296            115,951            457,994            808,241
 Reserve for anticipated withdrawals                          (16,721)            (3,469)           (36,377)           (56,567)
                                                            -------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2004                              217,575            112,482            421,617            751,674
                                                            ===================================================================

 Issuance of partnership interests                                  -             24,207                  -             24,207
 Redemption of partnership interests                           (5,361)            (1,491)           (26,900)           (33,752)
 Income allocated to partners                                  33,679             39,587            256,719            329,985
 Withdrawals and distributions                                (11,861)           (25,474)          (118,408)          (155,743)
                                                            -------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, DECEMBER 31, 2005                      234,032            149,311            533,028            916,371
 Reserve for anticipated withdrawals                          (21,818)           (14,114)           (77,827)          (113,759)
                                                            -------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2005                            $ 212,214          $ 135,197          $ 455,201          $ 802,612
                                                            ===================================================================


                    The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                          SUBJECT TO MANDATORY REDEMPTION, (CONTINUED)
                                      FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                             Subordinated
                                                             Limited            Limited            General
                                                           Partnership        Partnership        Partnership
(Dollars in thousands)                                       Capital            Capital            Capital            Total
-------------------------------------------------------------------------------------------------------------------------------
 Issuance of partnership interests                          $       -          $   8,270          $  30,217         $   38,487
 Redemption of partnership interests                           (3,882)           (18,336)            (5,554)           (27,772)
 Income allocated to partners                                  34,034             37,885            318,747            390,666
 Withdrawals and distributions                                (13,096)           (25,513)          (162,005)          (200,614)
                                                            -------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, DECEMBER 31, 2006                      229,270            137,503            636,606          1,003,379
 Reserve for anticipated withdrawals                          (20,938)           (12,372)           (62,683)           (95,993)
                                                            -------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2006                            $ 208,332          $ 125,131          $ 573,923         $  907,386
                                                            ===================================================================

                    The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the years ended December 31,
                                                                         ------------------------------------------
(Dollars in thousands)                                                       2006             2005           2004
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $         -       $       -      $       -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                    390,666         329,985        216,727
    Depreciation and amortization                                             90,281          89,191         95,476
  Changes in assets and liabilities:
    Cash segregated under federal regulations                             (1,312,804)             49              -
    Securities purchased under agreements to resell                           64,000        (204,000)        15,000
    Net receivable from customers                                          1,340,509         156,156       (154,555)
    Net receivable from brokers, dealers and
     clearing organizations                                                 (100,706)        (15,416)       (38,468)
    Receivable from mutual funds, insurance companies
     and other                                                               (21,162)        (28,015)        (4,905)
    Receivable from mortgages and loans                                      133,997          15,401        (24,317)
    Securities owned, net                                                     (9,379)        (26,459)        80,131
    Other assets                                                               1,979          (3,526)        (4,124)
    Payable to depositors                                                   (104,411)        (12,926)         9,349
    Accrued compensation and employee benefits                                84,231          55,319         37,025
    Accounts payable and accrued expenses                                    (24,073)         68,512         72,527
                                                                         -----------       ---------      ---------
    Net cash provided by operating activities                                533,128         424,271        299,866
                                                                         -----------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                      (84,249)        (89,396)       (81,664)
                                                                         -----------       ---------      ---------
    Net cash used in investing activities                                    (84,249)        (89,396)       (81,664)
                                                                         -----------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment)/Issuance of Bank Loans                                          (8,500)          8,500              -
  (Repayment)/Issuance of Federal Home Loan Bank
   advances, net                                                             (30,544)         (3,384)        10,272
  Repayment of long-term debt                                                 (9,324)         (8,110)        (7,868)
  Repayment of subordinated liabilities                                      (45,700)        (43,225)       (20,725)
  Issuance of partnership interests                                           38,487          24,207         12,727
  Redemption of partnership interests                                        (27,772)        (33,752)        (5,375)
  Withdrawals and distributions from partnership capital                    (314,373)       (212,310)      (201,124)
                                                                         -----------       ---------      ---------
    Net cash used in financing activities                                   (397,726)       (268,074)      (212,093)
                                                                         -----------       ---------      ---------
    Net increase in cash and cash equivalents                                 51,153          66,801          6,109
CASH AND CASH EQUIVALENTS,
  Beginning of year                                                          260,839         194,038        187,929
                                                                         -----------       ---------      ---------
  End of year                                                            $   311,992       $ 260,839      $ 194,038
                                                                         ===========       =========      =========
Cash paid for interest                                                   $    57,623       $  56,529      $  56,429
                                                                         ===========       =========      =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per unit information)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership's subsidiary in Canada are included in the Partnership's consolidated financial statements for the twelve months ended November 30, 2006, 2005 and 2004 because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Boone National Savings and Loan Association, F.A. (the "Association"), a wholly owned subsidiary of the Partnership, made commercial, real estate, and other loans primarily to customers in central Missouri. Additionally, the Association offered trust services to Edward Jones customers through its division, the Edward Jones Trust Company. See Note 10 - Sale of the Association's Banking Business for information on the sale of the Association's banking business.

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

TRANSACTION RISK. The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to

                                    PART II
control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the purchase or sale of securities, insurance products and mutual fund shares.

Asset fees revenue is recorded in the period earned and consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership's customers' assets invested in those companies' products. Asset-based revenues related to the Partnership's interest in the Advisor to the Edward Jones Money Market Fund are included in asset fees revenue.

Account and activity fees revenue is recorded in the period earned and includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

Principal transactions revenue results from the Partnership's participation in market-making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts and mortgage-backed securities.

Interest and dividend income is earned primarily on margin account balances, securities purchased under agreement to resell, cash equivalents, inventory securities and investment securities.

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

CASH SEGREGATED UNDER FEDERAL REGULATIONS. Cash of $1,313,000 and $2 was segregated in a special reserve bank account for the benefit of customers, as of December 31, 2006 and 2005, respectively, under rule 15c3-3 of the Securities and Exchange Commission ("SEC").

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. The Partnership participates in short-term resale agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership's policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold as specified in the agreements.

                                    PART II

SECURITIES BORROWING AND LENDING ACTIVITIES. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender. In securities loaned transactions, the Partnership receives collateral in the form of cash or other collateral. Collateral for both securities borrowed and securities loaned is based on 102% of the market value of the underlying securities loaned. The Partnership monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in receivable from and payable to brokers, dealers and clearing organizations in the consolidated statements of financial condition.

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

INCOME TAXES. Income taxes have not been provided for in the consolidated financial statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership and each partner is liable for its own tax payments. Any subsidiaries' income tax provisions are insignificant.

RECLASSIFICATION. Certain prior year balances have been reclassified to conform with the current year presentation.

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTIONS. The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.

Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income before allocations to partners prior to the issuance of the Statement was classified on the Partnership's statement of income as

                                    PART II
net income. These allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2006, 2005 and 2004. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership's three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. First, limited partners are allocated net income in accordance with the prescribed formula for their share of net income. Thereafter, subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated.

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

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
             AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                                2006                      2005
                                                            -----------               -----------


Receivable from clearing organizations                      $   238,879               $   200,640
Receivable from money market funds                               31,311                    10,635
Securities failed to deliver                                      6,524                     9,306
Dividends receivable                                             29,245                     8,262
Deposits paid for securities borrowed                             3,061                     2,122
Other                                                             1,695                     1,065
                                                            -----------               -----------
Total receivable from brokers, dealers
 and clearing organizations                                 $   310,715               $   232,030
                                                            ===========               ===========

Securities failed to receive                                $    30,727               $    39,425
Payable to clearing organizations                                10,519                    22,726
Deposits paid for securities loaned                               2,859                     3,265
Other                                                               488                     1,198
                                                            -----------               -----------
Total payable to brokers, dealers and
 clearing organizations                                     $    44,593               $    66,614
                                                            ===========               ===========

                                    PART II

Receivable from clearing organizations represents balances and deposits with clearing organizations and the Partnership's Canadian carrying broker. Securities failed to deliver/receive represent the contract value of securities which have not been delivered or received by settlement date.

NOTE 4 - RECEIVABLE FROM MORTGAGES AND LOANS

Receivable from mortgages and loans is primarily composed of the Association's adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximate their fair values. See Note 10 - Sale of the Association's Banking Business.

NOTE 5 - RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset based fees and fees for sub-transfer agent accounting services from the mutual fund vendors and insurance companies.

NOTE 6 - SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased are summarized as follows (at market value):

                                                           2006                           2005
                                                --------------------------     --------------------------
                                                               Securities                     Securities
                                                                  Sold,                           Sold,
                                                Securities       not yet        Securities      not yet
                                                  Owned         Purchased         Owned        Purchased
                                                -----------    -----------     -----------    -----------

Inventory securities:
  Certificates of deposit                       $    10,573    $     1,206     $    15,105    $     2,994
  U.S. and Canadian government
   and U.S. agency obligations                        4,487          3,446           6,744          4,675
  State and municipal obligations                    58,475            132          44,374            203
  Corporate bonds and notes, and
   collateralized mortgage obligations               41,001          3,001          17,485          2,578
  Equities                                           14,380          1,425          12,239            445
  Unit investment trusts                                693            143             964            565
                                                -----------    -----------     -----------    -----------

                                                $   129,609    $     9,353     $    96,911    $    11,460
                                                ===========    ===========     ===========    ===========
Investment securities:
  U.S. government and agency
   obligations held by U.S. broker-
   dealer                                       $    37,456                    $    74,093
  U.S. and Canadian government and
    U.S. agency obligations held by
     foreign broker-dealers                          26,952                         32,597
  Mutual funds                                       74,301                         64,288
  Equities                                            6,843                              -
                                                -----------                    -----------

                                                $   145,552                    $   170,978
                                                ===========                    ===========

                                    PART II

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $25,000 and $7,000 at December 31, 2006 and 2005, respectively.

NOTE 7 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                               2006               2005
                                                            ----------         ----------

Land                                                        $   12,822         $   12,915
Buildings and improvements                                     376,076            361,747
Equipment, furniture and fixtures                              671,551            652,021
                                                            ----------         ----------
     Total equipment, property and improvements              1,060,449          1,026,683

Accumulated depreciation and amortization                     (749,462)          (709,664)
                                                            ----------         ----------
     Equipment, property and improvements, net              $  310,987         $  317,019
                                                            ==========         ==========

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income under Communications and Data Processing, and Occupancy and Equipment.

NOTE 8 - BANK LOANS

Bank Loans consist of a $10,000 unsecured bank line of credit, which was terminated as of February 26, 2007. There are no amounts outstanding under this line of credit as of December 31, 2006. Interest on amounts drawn under the line of credit is paid quarterly at a variable rate of 6.88% at December 31, 2006, based on LIBOR plus applicable margin. At December 31, 2005, Leasing had $8,500 drawn under the unsecured line of credit, which was used to fund the construction of a new office building in Tempe, Arizona. The note payable agreement contained restrictions that, among other things, required maintenance of a fixed charge coverage ratio of 1.0 to 1.0 and minimum net capital of $28,000, as defined in the agreement.

Edward Jones borrows from banks on a short-term basis primarily to finance customer margin balances and inventory securities. As of December 31, 2006, Edward Jones had bank lines of credit aggregating $1,240,000 of which $1,140,000 were through uncommitted facilities. Actual borrowing availability under the uncommitted facilities is primarily based on the value of securities owned and customers' margin securities. There were no bank loans outstanding under these lines as of December 31, 2006 or 2005.

Interest is at a fluctuating rate based on short-term lending rates. During the year ended December 31, 2006, Edward Jones had no outstanding bank loans. During the year ended December 31, 2005, Edward Jones had bank loans outstanding for ten days with an average daily outstanding balance of $40,200 at an average interest rate of 3.89%. During 2004, Edward Jones had bank loans outstanding for twenty-one days of $29,810 at an average interest rate of 2.26%.

                                    PART II

NOTE 9 - PAYABLE TO DEPOSITORS

Amounts payable to depositors are composed of the Association's various savings instruments offered to its customers, which include transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of the deposits approximate their fair values. See Note 10 - Sale of the Association's Banking Business for additional information.

NOTE 10 - SALE OF THE ASSOCIATION'S BANKING BUSINESS

On April 4, 2006, the Association, the Partnership and Commerce Bank, N.A. ("Commerce") entered into a Purchase and Assumption Agreement (the "Purchase Agreement") pursuant to which Commerce agreed to acquire substantially all of the assets and assume substantially all of the liabilities of the Association related to its banking business. Under the Purchase Agreement, the Partnership received a purchase price of $16.2 million adjusted for the Association's net assets purchased or liabilities assumed by Commerce. The Partnership recognized an after-tax gain of $8.1 million when the sale closed on July 20, 2006. With the closing of the Purchase Agreement, the Association is no longer engaged in the business of banking through Boone National Savings and Loan. The Association was renamed Edward Jones Trust Company and continues the trust business that was conducted by Edward Jones Trust Company, formerly a division of the Association.

As of December 31, 2006, the Association's net assets not purchased by Commerce and remaining on the Consolidated Statements of Financial Condition aggregated $1.0 million. The Partnership intends to sell these assets. The income from operations for the discontinued banking business included in Income before allocation to partners was $0.663 million for the year ended December 31, 2006. The revenue and expense activity related to the discontinued operations was not material to the Partnership's financial results.

NOTE 11- FEDERAL HOME LOAN BANK ADVANCES

The Association had no loans from The Federal Home Loan Bank ("FHLB") as of December 31, 2006. The Association had $30,544 as of December 31, 2005. The interest rates on these loans as of December 31, 2005 ranged from 1.90% to 6.41%. At December 31, 2005, $6,000 of these loans were callable at the discretion of the FHLB. At December 31, 2005, $64,777 of receivable from mortgages and loans were pledged as collateral to the FHLB for these loans. Bank loans outstanding at the Association approximate their fair value.

During 2005 and 2004, the Association's average aggregate bank loans outstanding were $36,109 and $30,800, respectively, and the average interest rate was 3.93% and 3.69%, respectively.

                                    PART II

NOTE 12 - LONG-TERM DEBT

Long-term debt is composed of the following:

                                                                               2006               2005
                                                                             --------           --------
Note payable, collateralized by equipment, interest paid quarterly at a variable rate (6.59% at May 8, 2006)
     based on LIBOR plus applicable margin,
     due in annual installments of $5,000, with a final
     installment of $6,000 paid on May 8, 2006.                              $      -           $  6,000

Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in monthly installments, with a final
     installment on June 1, 2017.                                              10,532             11,177

Notes payable, collateralized by real estate, fixed rate of 8.23%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                 2,261              3,801

Notes payable, collateralized by real estate, fixed rate of 4.31%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                 1,596              2,735

                                                                             --------           --------

                                                                             $ 14,389           $ 23,713
                                                                             ========           ========

Scheduled annual principal payments, as of December 31, 2006 are as follows:

                                                        Principal
                 Year                                    Payment
              ----------                                ---------

              2007                                      $  3,555
              2008                                         1,742
              2009                                           802
              2010                                           863
              2011                                           927
              Thereafter                                   6,500
                                                        --------

                                                        $ 14,389
                                                        ========

The real estate notes payable of $14,389 at December 31, 2006 are collateralized by land and buildings with a cost basis of $39,167 and a carrying value of $24,617 at December 31, 2006. One note payable agreement contained restrictions that, among other things, required maintenance of a fixed charge coverage ratio of 1.0 to 1.0 and minimum net capital of $14,000, as defined in the agreement. The Partnership is in compliance with all debt covenants and restrictions as of December 31, 2006 and 2005.

The Partnership has estimated the fair value of the long-term debt to be approximately $14,651 and $21,770 as of December 31, 2006 and 2005, respectively.

                                    PART II

NOTE 13 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors consist of:

                                                                                2006                2005
                                                                             ---------           ---------
Capital notes, 7.33%, due in annual installments of $50,000
     commencing on June 12, 2010, with a final installment
     on June 12, 2014.                                                       $ 250,000           $ 250,000

Capital notes, with rates ranging from 7.65% to 7.79%,
     due in annual installments ranging from $3,700 to
     $12,700, commencing on August 15, 2005, with a
     final installment of $3,700 on August 15, 2011.                            27,500              52,500

Capital notes, 8.18%, due in annual installments of $10,500,
     with a final installment on September 1, 2008.                             21,000              31,500

Capital notes, 7.95%, due in annual installments
     of $10,225, with a final installment
     of $10,200 paid on April 15, 2006.                                              -              10,200
                                                                             ---------           ---------

                                                                             $ 298,500           $ 344,200
                                                                             =========           =========

Required annual principal payments, as of December 31, 2006, are as follows:

                                                        Principal
                 Year                                    Payment
              ----------                                ---------

              2007                                      $  23,200
              2008                                         14,200
              2009                                          3,700
              2010                                         53,700
              2011                                         53,700
              Thereafter                                  150,000
                                                        ---------

                                                        $ 298,500
                                                        =========

The capital note agreements contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of partnership capital subject to mandatory redemption. As of December 31, 2006, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and Net Capital of $144,385 (see Note 15). Edward Jones is in compliance with all restrictions as of December 31, 2006 and 2005.

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange, Inc. and, therefore, are included in Edward Jones' computation of Net Capital under the SEC's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $311,000 and $352,200 as of December 31, 2006 and 2005, respectively.

                                    PART II

NOTE 14 - PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under "New Accounting Standards" in Note 1, the firm's partnership capital has been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $907,386 consists of $208,332 of limited partnership capital issued in $1,000 units, $125,131 of subordinated limited partnership capital and $573,923 of general partnership capital as of December 31, 2006.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $15,765, 16,095, and $16,492, for the years ended December 31, 2006, 2005 and 2004, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Each subordinated limited partner receives a varying percentage of the net income of the Partnership. The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

NOTE 15 - NET CAPITAL REQUIREMENTS

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

At December 31, 2006, Edward Jones' Net Capital of $573,913 was 29.8% of aggregate debit items and its Net Capital in excess of the minimum required was $535,410. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through June 30, 2007, as a percentage of aggregate debit items was 29.8%. Net Capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2006, the Partnership's foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

NOTE 16 - OTHER REVENUE

Included in other revenue in 2006 are an $8,100 gain from the sale of the Association's banking operations, $6,800 in unrealized gains from the receipt of shares in exchange for the Partnership's NYSE membership as a result of the merger between the NYSE and Archipelago, and a $6,500 gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund.

During December 2005, Edward Jones and a mutual fund company terminated a profit sharing agreement which entitled Edward Jones to receive a specified percentage of the mutual fund company's annual earnings. Other revenue for 2005 includes $70,000 received from the mutual fund company due to the termination of the profit sharing agreement.

                                    PART II

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Partnership maintains profit sharing plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $94,600, $76,400 and $63,300 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 18 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense was $188,800, $187,700 and $190,700, for the years ended December 31, 2006,
2005 and 2004, respectively.

The Partnership's noncancelable lease commitments greater than one year as of December 31, 2006, are summarized below:

                 Year
              ----------

              2007                                $100,610
              2008                                  37,435
              2009                                  26,703
              2010                                  18,078
              2011                                  13,975
              Thereafter                            90,326
                                                  --------

                                                  $287,127
                                                  ========

NOTE 19 - CONTINGENCIES

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters and as a result, has established appropriate accruals for potential litigation losses. The Partnership believes, based on current knowledge and after consultation with counsel, the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

                                    PART II

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, including, but not limited to, purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements. Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if other parties fail to perform, or if certain events occur. These indemnification provisions will vary based upon the contract. The Partnership may in turn obtain indemnifications from other parties in certain contracts. These indemnification provisions are not expected to have a material impact on the Partnership's results of operations or financial condition.

NOTE 20 - RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment advisor to the Edward Jones Money Market Fund. The Partnership does not have management responsibility with regard to the advisor. Approximately 2% of the Partnership's revenues were derived from the advisor and the fund during 2006 and 2005 and 3% for 2004.

NOTE 21 - QUARTERLY INFORMATION

(Unaudited)
                                                                Quarters Ended
                                                                --------------

2005                                     March 24,         June 24,         September 30,        December 31,
----                                    ----------        ----------        -------------        -----------

Total revenue                           $  754,651        $  785,493         $   812,148         $  844,158
Income before allocations to
  partners                                  63,980            76,706              88,466            100,833
Income before allocations to
  partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding          $    30.64        $    36.73         $     42.34         $    47.40


2006                                     March 24,         June 24,         September 30,        December 31,
----                                    ----------        ----------        -------------        -----------

Total revenue                           $  880,305        $  877,321         $   844,249         $  915,880
Income before allocations to
  partners                                  95,564            98,075              96,827            100,200
Income before allocations to
  partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding          $    39.31        $    40.77         $     40.24         $    41.63

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

ITEM 9B.      OTHER INFORMATION

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 23, 2007, the Partnership was composed of 320 general partners, 11,492 limited partners and 170 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. The Partnership does not have a formal code of ethics for executives. It relies on the core values and beliefs of the Partnership as well as the Partnership Agreement. Subject to the foregoing, the Partnership is managed by its 320 general partners.

Douglas E. Hill voluntarily retired as the Managing General Partner of the Registrant on December 31, 2005. Mr. Hill remains a partner of the Partnership. Effective January 1, 2006, James D. Weddle assumed the role of Managing Partner. He has been a general partner for 22 years.

The Executive Committee of the Partnership, throughout 2006, was composed of James D. Weddle, Richie L. Malone, Steven Novik, Norman Eaker, Brett Campbell, Gary D. Reamey and Tim Kirley. James A. Tricarico was appointed a member of the executive committee effective January 1, 2007. Mr. Malone retired as of December 31, 2006, and he is currently a subordinated limited partner of the Partnership. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.

Following is a listing of the names of the Executive Committee, ages, year of becoming a general partner and area of responsibility for each as of February 23, 2007:

Name                              Age                   Partner        Area of responsibility
--------------------------------------------------------------------------------------------------------

James D. Weddle                     53                    1984          Managing Partner
Steven Novik                        57                    1983          Finance
Tim Kirley                          52                    1994          United Kingdom Operations
Gary D. Reamey                      51                    1984          Canadian Operations
Norman Eaker                        50                    1984          Operations & Service
Brett Campbell                      47                    1993          Financial Advisor Management &
                                                                          Administration
James A. Tricarico                  54                    2006          Legal
--------------------------------------------------------------------------------------------------------

James D. Weddle is a member of the Board of Directors of the Securities Industry & Financial Markets Association.

Norman Eaker is a member of the Board of Directors of the Depository Trust & Clearing Corporation.

Gary Reamey is a director for the Investment Industry Association of Canada.

                                   PART III

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION COMPONENTS

The components of the Partnership's executive compensation program consist of base salary, deferred compensation, and the net income allocated to general partners, which represents the most significant component. Ninety-two percent of the Partnership's net income allocable to general partners is allocated based on each individual general partner's respective capital ownership interest. Each general partner's ownership interest is set at the discretion of the firm's Managing Partner, with input from the Executive Committee. The remaining 8% is allocated among the general partners based on the discretion of the Managing Partner, with input from the Executive Committee and other division leaders. As a Partnership, the executive compensation program does not have any bonus, stock awards, option awards, non-equity incentive plan compensation, or any other elements besides those disclosed below.

SALARY Each headquarters' general partner receives a salary generally ranging from $115,000 - $250,000 annually. Financial advisor general partners do not receive a specified salary, rather, they receive the net sales commissions earned by them (none of the five individuals listed below earned any such commissions). Additionally, financial advisor general partners are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all financial advisor employees (none of the five individuals listed below earned any such bonuses).

DEFERRED COMPENSATION Each general partner is a participant in the Partnership's profit sharing plan which also covers all eligible employees. Contributions to the plan, which are within the discretion of the Partnership, are made annually and have historically been determined based on approximately twenty-four percent of the Partnership's net income. Allocation of the Partnership's contribution among participants is determined by each participant's relative level of eligible earnings, including in the case of general partners, their net income participation.

NET INCOME ALLOCATED TO GENERAL PARTNERS Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from .03% to 3.05% in 2006 and 0.03% to 3.0% in 2005 and 2004. At the discretion of the Managing Partner, the Partnership Agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Net income allocated to general partners is the amount remaining after payment of guaranteed interest and allocation of net income to limited partners. Subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement.

In addition to base salary, under the Partnership Agreement, the Managing Partner has the discretion to allocate an additional $1.5 million (in the aggregate) in compensation to general partners. In 2006, $0.3 million was allocated by the Managing Partner. No amounts were paid to the individuals listed below. In 2005 and 2004, no additional amounts were allocated to any general partner.

The Partnership is not required to have a compensation committee.

                                   PART III

The following table identifies the compensation of the firm's Managing Partner ("CEO"), the Principal Financial Officer ("CFO"), and the three other most highly compensated executive officers, based on total compensation in 2006 (including respective shares of profit participation).

                                         Summary Compensation Table

                                                                            Net Income
                                                             Deferred       Allocated
                                                              Compen-       to General
                                  Year         Salaries       sation         Partners               Total
-------------------------------------------------------------------------------------------------------------

James D. Weddle                   2006         $250,000       $11,682       $9,108,322            $9,370,004
CEO                               2005          175,000         9,954        6,578,395             6,763,349
                                  2004          175,000         8,508        4,053,790             4,237,298

Steven Novik                      2006          175,000        11,682        7,167,204             7,353,886
CFO                               2005          175,000         9,954        6,072,365             6,257,319
                                  2004          175,000         8,508        3,741,961             3,925,469

Richie L. Malone                  2006          175,000        11,682       $8,361,738             8,548,420
General Partner-                  2005          175,000         9,954        7,084,425             7,269,379
Information Systems               2004          175,000         8,508        4,365,620             4,549,128

Gary D. Reamey                    2006          175,000        11,682        8,361,738             8,548,420
General Partner-                  2005          150,000         9,954        7,084,426             7,244,380
Canadian Operations               2004          150,000         8,508        4,365,621             4,524,129

Norman Eaker                      2006          175,000        11,682        7,167,204             7,353,886
General Partner-                  2005          175,000         9,954        6,072,365             6,257,319
Operations and Service            2004          175,000         8,508        3,741,961             3,925,469
-------------------------------------------------------------------------------------------------------------

**The Partnership notes that Douglas E. Hill retired as the Managing Partner on December 31, 2005. Although Mr. Hill remains a general partner, he was not an executive officer at any time during fiscal year 2006. Accordingly, the Partnership is not required to report his compensation as a named executive officer of the Partnership for fiscal year 2006. However, if Mr. Hill had been an executive officer during that period, he would have been one of the three most highly compensated executive officers in addition to the CEO and CFO and would have been included in the table.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 270 of the general partners also own limited partnership interests and 45 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 23, 2007:

                                            Name of              Amount of
                                            Beneficial           Beneficial             % of
Title of Class                              Owner                Ownership             Class
----------------------------------------------------------------------------------------------------

Limited Partnership                         All General
Interests                                   Partners as
                                            a Group             $46,800,600              9%

Subordinated                                All General
Limited Partnership                         Partners as
Interests                                   a Group             $42,008,674             29%

----------------------------------------------------------------------------------------------------

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)                          2006                   2005
                                            ------------           ------------
Fees paid by the Partnership:
Audit fees                                  $      1,253           $      1,225
Audit-related fees (1)                             1,908                  2,150
Tax fees (2)                                         507                    514
All other (3)                                        180                    144
                                            ------------           ------------

Total fees                                  $      3,848           $      4,033
                                            ============           ============

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

The audit committee pre-approved all audit and non-audit related services in fiscal year 2006 and 2005. No services were provided under the deminimis fee exception to the audit committee pre-approval requirements.

                                    PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                                        Page No.

                                     INDEX

(a)  (1) The following financial statements are included in Part II,
     Item 8:

     Report of Independent Registered Public Accounting Firm...............36

     Consolidated Statements of Financial Condition as of
     December 31, 2006 and 2005............................................37

     Consolidated Statements of Income for the years ended
     December 31, 2006, 2005 and 2004......................................39

     Consolidated Statements of Changes in Partnership Capital
     Subject to Mandatory Redemption for the years ended December 31,
     2006, 2005 and 2004...................................................40

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2006, 2005 and 2004......................................42

     Notes to Consolidated Financial Statements............................43

     (2) The following financial statements are included in Schedule I:

     Parent Company Only Condensed Statements of Financial Condition as
     of December 31, 2006 and 2005.........................................68

     Parent Company Only Condensed Statements of Income for the years ended December 31, 2006, 2005 and 2004................................69

     Parent Company Only Condensed Statements of Cash Flows for the
     years ended December 31, 2006, 2005 and 2004..........................70

     Report of Independent Registered Public Accounting Firm...............71

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


(Registrant)                          THE JONES FINANCIAL COMPANIES, L.L.L.P.
                             -------------------------------------------------

By (Signature and Title)          /s/ James D. Weddle
                             -------------------------------------------------
                                      James D. Weddle, Chief Executive Officer

Date                         March 30, 2007
                             -------------------------------------------------

By (Signature and Title)          /s/ Steven Novik
                             -------------------------------------------------
                                      Steven Novik, Chief Financial Officer

Date                         March 30, 2007
                             -------------------------------------------------

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

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2006

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

  10.24         *   Purchase and Assumption Agreement dated April 4, 2006,
                    among Boone National Savings and Loan Association, F.A.,
                    The Jones Financial Companies, L.L.L.P. and Commerce Bank,
                    N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 7, 2006.

  21            *   Subsidiaries of the Registrant, incorporated herein by
                    reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  23.1         72   Consent of Independent Registered Public Accounting Firm,
                    filed herewith.

  24            *   Delegation of Power of Attorney to Managing Partner
                    contained within Exhibit 3.1

  31.1         73   Certification pursuant to 18 U.S.C. section 1350, as
                    adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  31.2         74   Certification pursuant to 18 U.S.C. section 1350, as
                    adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  32.1         75   Certification pursuant to 18 U.S.C. section 1350, as
                    adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  32.2         76   Certification pursuant to 18 U.S.C. section 1350, as
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

  99.5          *   Class Action Settlement Agreement, dated August 29, 2006,
                    incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K dated August 31, 2006.

* Incorporated by reference to previously filed exhibits.

                                                                                 Schedule I

                           THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                  (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                             December 31,      December 31,
(Dollars in thousands)                                           2006              2005
-------------------------------------------------------------------------------------------

ASSETS:

Cash and cash equivalents                                    $     1,607        $     3,881

Investment in subsidiaries                                     1,000,755            905,463

Others assets                                                      5,244              7,423
                                                             -----------        -----------

TOTAL ASSETS                                                 $ 1,007,606        $   916,767
                                                             ===========        ===========


LIABILITIES AND PARTNERSHIP CAPITAL:

Payable to limited partners, accounts payable
  and accrued expenses                                       $     4,227        $       396

Partnership capital subject to mandatory
  redemption                                                   1,003,379            916,371
                                                             -----------        -----------
TOTAL LIABILITIES                                              1,007,606            916,767

TOTAL PARTNERSHIP CAPITAL                                              -                  -
                                                             -----------        -----------
TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                    $ 1,007,606        $   916,767
                                                             ===========        ===========

      These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                                         Schedule I

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                           CONDENSED STATEMENTS OF INCOME

                                                                                 Years Ended
                                                           --------------------------------------------------------
(Dollars in thousands)                                     December 31,          December 31,          December 31,
                                                               2006                  2005                  2004
-------------------------------------------------------------------------------------------------------------------

NET REVENUE
Subsidiary earnings                                          $ 396,554             $ 330,098             $ 216,908
Management fee income                                           36,007                33,510                34,864
Other                                                             (359)                  996                   339
                                                             ---------             ---------             ---------

  Total revenue                                                432,202               364,604               252,111
Interest expense                                                15,753                16,042                16,507
                                                             ---------             ---------             ---------

  Net revenue                                                  416,449               348,562               235,604
                                                             ---------             ---------             ---------


OPERATING EXPENSES
Compensation and benefits                                       20,455                17,645                18,682
Payroll and other taxes                                             85                   672                   103
Other operating expenses                                         5,243                   260                    92
                                                             ---------             ---------             ---------

  Total operating expenses                                      25,783                18,577                18,877
                                                             ---------             ---------             ---------

INCOME BEFORE ALLOCATIONS
  TO PARTNERS                                                $ 390,666             $ 329,985             $ 216,727

Allocations to partners                                       (390,666)             (329,985)             (216,727)
                                                             ---------             ---------             ---------

NET INCOME                                                   $       -             $       -             $       -
                                                             =========             =========             =========

                  These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                                                          Schedule I

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended
                                                                            -------------------------------------------
                                                                           December 31,    December 31,    December 31,
(Dollars in thousands)                                                         2006            2005            2004
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                $       -       $       -       $       -
  Adjustments to reconcile net income to net cash
   provided by operating activities -
  Income before allocations to partners                                       390,666         329,985         216,727
  Increase in investment in subsidiaries                                      (95,292)       (107,753)        (27,725)
  Decrease in other assets and liabilities, net                                 6,011           1,773           2,137
                                                                            ---------       ---------       ---------
  Net cash provided by operating activities                                   301,385         224,005         191,139
                                                                            ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of partnership interests                                            38,487          24,207          12,727
  Redemption of partnership interests                                         (27,773)        (33,752)         (5,375)
  Withdrawals and distributions from
   partnership capital                                                       (314,373)       (212,310)       (201,124)
                                                                            ---------       ---------       ---------

  Net cash used in financing activities                                      (303,659)       (221,855)       (193,772)
                                                                            ---------       ---------       ---------

  Net (decrease) increase in cash and
   cash equivalents                                                            (2,274)          2,150          (2,633)

CASH AND CASH EQUIVALENTS,

  Beginning of year                                                             3,881           1,731           4,364
                                                                            ---------       ---------       ---------

  End of year                                                               $   1,607       $   3,881       $   1,731
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

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                     FIRM ON FINANCIAL STATEMENT SCHEDULES

To The Jones Financial Companies, L.L.L.P.:

Our audits of the consolidated financial statements referred to in our report dated March 23, 2007 appearing in the Form 10-K of The Jones Financial Companies, L.L.L.P. also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 23, 2007