Form 10-Q
period 2007-03-30
JONES FINANCIAL COMPANIES LP LLP
filed 2007-05-11
CIK 815917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007
                                      OR

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

                                (314) 515-2000

-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................18

Item 4.   Controls and Procedures...........................................................................18


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................19

Item 1A.  Risk Factors......................................................................................19

Item 6.   Exhibits..........................................................................................19

          Signatures........................................................................................22

                                           PART I. FINANCIAL INFORMATION


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       ASSETS

                                                                                    (Unaudited)
                                                                                     March 30,           December 31,
(Dollars in thousands)                                                                 2007                  2006
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                           $   312,586          $   311,992

Cash segregated under federal regulations                                             1,395,000            1,312,806

Securities purchased under agreements to resell                                         727,000              415,000

Receivable from:

   Customers                                                                          1,985,293            2,043,980
   Brokers, dealers and clearing organizations                                          352,884              310,715
   Mutual funds, insurance companies, and other                                         161,060              142,143

Securities owned, at market value
   Inventory securities                                                                 101,676              129,609
   Investment securities                                                                143,175              145,552

Equipment, property and improvements, at cost,
   net of accumulated depreciation                                                      311,680              310,987

Other assets                                                                             73,692               72,831
                                                                                    -----------          -----------

        TOTAL ASSETS                                                                $ 5,564,046          $ 5,195,615
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

                                           PART I. FINANCIAL INFORMATION


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     LIABILITIES

                                                                                    (Unaudited)
                                                                                     March 30,           December 31,
(Dollars in thousands)                                                                 2007                  2006
---------------------------------------------------------------------------------------------------------------------

Payable to:
   Customers                                                                        $ 3,203,984          $ 3,162,223
   Brokers, dealers and clearing organizations                                           94,234               44,593

Securities sold, not yet purchased, at market value                                       8,290                9,353

Accounts payable and accrued expenses                                                   256,788              224,681

Accrued compensation and employee benefits                                              349,951              438,497

Long-term debt                                                                           13,522               14,389
                                                                                    -----------          -----------
                                                                                      3,926,769            3,893,736
                                                                                    -----------          -----------

Liabilities subordinated to claims of general creditors                                 298,500              298,500
                                                                                    -----------          -----------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
   net of reserve for anticipated withdrawals                                         1,251,619              907,386

Reserve for anticipated withdrawals                                                      87,158               95,993
                                                                                    -----------          -----------
Total partnership capital subject to mandatory redemption                             1,338,777            1,003,379
                                                                                    -----------          -----------

        TOTAL LIABILITIES                                                           $ 5,564,046          $ 5,195,615
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

                                           PART I. FINANCIAL INFORMATION


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                                                             Three Months Ended
                                                                                         ---------------------------
(Dollard in thousdands,                                                                  March 30,         March 31,
except per unit information)                                                                2007              2006
--------------------------------------------------------------------------------------------------------------------

Revenue:
    Trade revenue
        Commissions                                                                      $ 483,764         $ 441,947
        Principal transactions                                                              66,358            57,577
        Investment banking                                                                   6,411             7,890
    Fee revenue
        Asset fees                                                                         252,376           204,849
        Account and activity fees                                                          105,158            91,719
        Interest and dividends                                                              76,706            58,818
        Other revenue                                                                        1,832            17,505
                                                                                         ---------         ---------
            Total revenue                                                                  992,605           880,305
Interest expense                                                                            20,168            14,345
                                                                                         ---------         ---------
    Net revenue                                                                            972,437           865,960
                                                                                         ---------         ---------
Operating expenses:
    Compensation and benefits                                                              583,824           520,224
    Communications and data processing                                                      74,000            65,075
    Occupancy and equipment                                                                 79,591            67,153
    Payroll and other taxes                                                                 40,694            34,694
    Legal                                                                                    4,687            18,101
    Advertising                                                                             15,242            14,970
    Postage and shipping                                                                    14,096            13,341
    Floor brokerage and clearance fees                                                       3,750             4,545
    Other operating expenses                                                                42,399            32,293
                                                                                         ---------         ---------
            Total operating expenses                                                       858,283           770,396
                                                                                         ---------         ---------

Income before allocations to partners                                                      114,154            95,564

Allocations to partners:
    Limited partners                                                                        18,673             8,317
    Subordinated limited partners                                                           10,503             9,775
    General partners                                                                        84,978            77,472
                                                                                         ---------         ---------

Net income                                                                               $       -         $       -
                                                                                         =========         =========
Income before allocations to partners
  per weighted average $1,000
  equivalent limited partnership unit outstanding                                        $   37.27         $   39.31
                                                                                         =========         =========
Weighted average $1,000 equivalent
  limited partnership units outstanding                                                    501,020           211,575
                                                                                         =========         =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                             PART I. FINANCIAL INFORMATION


                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                           SUBJECT TO MANDATORY REDEMPTION
                                 THREE MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006
                                                    (Unaudited)

                                                                           Subordinated
                                                            Limited           Limited         General
                                                          Partnership       Partnership     Partnership
(Dollars in thousands)                                      Capital           Capital         Capital          Total
------------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, DECEMBER 31, 2005                           $ 234,032         $ 149,311       $ 533,028      $   916,371
Reserve for anticipated withdrawals                          (21,818)          (14,114)        (77,827)        (113,759)
                                                           ---------         ---------       ---------      -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, December 31, 2005                            212,214           135,197         455,201          802,612
Issuance of partnership interests                                  -             7,523          26,947           34,470
Redemption of partnership interests                           (1,006)          (18,186)         (3,068)         (22,260)
Income allocated to partners                                   8,317             9,775          77,472           95,564
Withdrawals and distributions                                    (14)             (434)         (3,205)          (3,653)
                                                           ---------         ---------       ---------      -----------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, MARCH 31, 2006                                219,511           133,875         553,347          906,733
Reserve for anticipated withdrawals                           (8,303)           (9,340)        (46,971)         (64,614)
                                                           ---------         ---------       ---------      -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, March 31, 2006                             $ 211,208         $ 124,535       $ 506,376      $   842,119
                                                           =========         =========       =========      ===========

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, December 31, 2006                           $ 229,270         $ 137,503       $ 636,606      $ 1,003,379
Reserve for anticipated withdrawals                          (20,938)          (12,372)        (62,683)         (95,993)
                                                           ---------         ---------       ---------      -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, December 31, 2006                            208,332           125,131         573,923          907,386
Issuance of partnership interests                            293,562            21,222           8,038          322,822
Redemption of partnership interests                           (1,433)             (612)              -           (2,045)
Income allocated to partners                                  18,673            10,503          84,978          114,154
Withdrawals and distributions                                    (20)             (415)         (3,105)          (3,540)
                                                           ---------         ---------       ---------      -----------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, MARCH 30, 2007                                519,114           155,829         663,834        1,338,777
Reserve for anticipated withdrawals                          (18,653)          (10,088)        (58,417)         (87,158)
                                                           ---------         ---------       ---------      -----------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, March 30, 2007                             $ 500,461         $ 145,741       $ 605,417      $ 1,251,619
                                                           =========         =========       =========      ===========

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

                                             PART I. FINANCIAL INFORMATION

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                                     Three Months Ended
                                                                                                -----------------------------
                                                                                                March 30,           March 31,
(Dollars in thousands)                                                                            2007                 2006
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                  $       -           $       -
    Adjustments to reconcile net income to net
      cash (used in)/provided by operating activities
        Income before allocations to partners                                                     114,154              95,564
        Depreciation                                                                               22,642              22,144
    Changes in assets and liabilities:
      Cash segregated under federal regulations                                                   (82,194)                  -
      Securities purchased under agreements to resell                                            (312,000)            (35,000)
      Net receivable from customers                                                               100,448             151,374
      Net receivable from brokers, dealers and
        clearing organizations                                                                      7,472             (49,902)
      Receivable from mutual funds, insurance companies
        and other                                                                                 (18,917)            (20,058)
      Securities owned, net                                                                        29,247             (12,348)
      Other assets                                                                                   (861)              4,080
      Payable to depositors                                                                             -                (337)
      Accounts payable and accrued expenses                                                        32,107              12,770
      Accrued compensation and employee benefits                                                  (88,546)            (37,468)
                                                                                                ---------           ---------
      Net cash (used in)/provided by operating activities                                        (196,448)            130,819
                                                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment, property and improvements, net                                         (23,335)            (14,080)
                                                                                                ---------           ---------
      Net cash used in investing activities                                                       (23,335)            (14,080)
                                                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Federal Home Loan Bank advances, net                                                    -                 662
    Repayment of long-term debt                                                                      (867)               (810)
    Issuance of partnership interests                                                             322,822              31,402
    Redemption of partnership interests                                                            (2,045)            (19,192)
    Withdrawals and distributions from partnership capital                                        (99,533)           (117,412)
                                                                                                ---------           ---------
      Net cash provided by/(used in) financing activities                                         220,377            (105,350)
                                                                                                ---------           ---------
      Net increase in cash and cash equivalents                                                       594              11,389
CASH AND CASH EQUIVALENTS,
    Beginning of period                                                                           311,992             260,839
                                                                                                ---------           ---------
    End of period                                                                               $ 312,586           $ 272,228
                                                                                                =========           =========

Cash paid for interest                                                                          $  16,193           $  10,932
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

                         PART I. FINANCIAL INFORMATION


                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              (Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method to the extent the Partnership has significant influence over the entity. The results of the Partnership's subsidiary in Canada for the three months ended February 28, 2007 and 2006 are included in the Partnership's consolidated financial statements because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions, as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its clients. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Edward Jones Trust Company ("EJTC"), a wholly owned subsidiary of the Partnership, offers trust services to Edward Jones customers.

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

                         PART I. FINANCIAL INFORMATION

The results of operations for the three months ended March 30, 2007 and March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis in the period earned.

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

Interest and dividend income is earned primarily on margin account balances, cash equivalents, cash segregated under federal regulations, securities purchased under agreement to resell, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership's underwriting and distribution of securities on behalf of issuers.

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Since the Partnership is obligated to redeem a partner's capital after a partner's death, SFAS No. 150 requires all of the Partnership's equity capital to be classified as a liability. Income before allocations to partners prior to the issuance of the Statement was classified on the Partnership's statement of income as net income. Under SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three month periods ended March 30, 2007 and March 31, 2006. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners in the Consolidated Statements of Income. Such income, if any, for each calendar year is

                         PART I. FINANCIAL INFORMATION

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,251,619 consists of $500,461 of limited partnership capital issued in $1,000 units, $145,741 of subordinated limited partnership capital and $605,417 of general partnership capital as of March 30, 2007. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $9,400 and $4,000 for the three months ended March 30, 2007 and March 31, 2006, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

Subordinated limited partnership capital is held by current and former general partners of the Partnership. Subordinated limited partners receive a varying percentage of the net income of the Partnership based on their capital invested. Subordinated limited partner capital is subordinated to the limited partnership capital.

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

At March 30, 2007, Edward Jones' Net Capital of $526.0 million was 28.0% of aggregate debit items and its Net Capital in excess of the minimum required was $488.4 million. Net Capital items after anticipated withdrawals, which are scheduled subordinated debt payments through September 28, 2007, as a percentage of aggregate debit items was 26.7%. Net capital and the related capital percentages may fluctuate on a daily basis.

At March 30, 2007, the Partnership's foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters, and, as a result, has established appropriate accruals for potential litigation losses. The Partnership believes, based on current knowledge and after consultation with counsel, that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods. For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item I "Legal Proceedings" in this Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2007 AND
MARCH 31, 2006

For the first three months of 2007, net revenue increased 12% ($106.5 million) to $972.4 million, while income before allocations to partners increased 20% ($18.6 million) to $114.2 million. The Partnership's profit margin based on income before allocations to partners increased to 11.5% in the first quarter of 2007, from 10.9% in the first quarter of 2006. The Partnership's net revenue increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 567 financial advisors during the twelve months ended March 30, 2007, ending the quarter with 10,391 financial advisors, an increase of 6% from 9,824 financial advisors as of March 31, 2006.

TRADE REVENUE

Trade revenue comprised 57% of net revenue for the first quarter of 2007, down from 59% for the first quarter of 2006. Conversely, net fee revenue comprised 43% for the first quarter of 2007, up from 41% in the first quarter of 2006.

Trade revenue of $556.5 million increased 10% ($49.1 million) during the first quarter of 2007 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars invested when compared to the first quarter of 2006. Total customer dollars invested were $23.3 billion during the first quarter of 2007, a 12% ($2.5 billion) increase from the first quarter of 2006. The Partnership's margin earned on each $1,000 invested decreased to $23.90 for the first quarter of 2007 from $24.50 in 2006.

Commissions revenue increased 9% ($41.8 million) for the first quarter of 2007 to $483.8 million. Commissions revenue increased year over year due primarily to a 14% ($2.0 billion) increase in customer

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

dollars invested to $16.7 billion. Revenues from mutual fund commissions increased 14% ($43.2 million) and insurance commissions increased 6% ($3.3 million), while equity commissions decreased 5% ($4.6 million). The following table summarizes commissions revenue quarter over quarter:

                         Quarter ended (in millions)
                         ---------------------------
                         March 30,         March 31,           %
                           2007              2006           Change
                         ---------         ---------        ------
Mutual funds             $ 343.1            $ 299.9           14
Equities                    80.8               85.4           (5)
Insurance                   59.7               56.4            6
Corporate bonds              0.2                0.2            -
                         ---------         ---------        ------
                         $ 483.8            $ 441.9            9
                         =========         =========        ======

Principal transactions revenue increased 15% ($8.8 million) to $66.4 million during the first quarter of 2007 due primarily to an increase in customer dollars invested. The Partnership's margin earned on each $1,000 invested increased to $10.20 during the first quarter of 2007 from $9.80 during the first quarter of 2006. Customers invested $6.3 billion in principal transactions in the first quarter of 2007 compared to $5.7 billion in the first quarter of 2006, an increase of 10%. Revenue from municipal bonds increased 7% ($1.3 million), corporate bonds increased 53% ($8.1 million), and certificates of deposit increased 12% ($1.1 million), while government bonds decreased 20% ($1.1 million). The following table summarizes principal transaction revenue quarter over quarter:

                                     Quarter ended (in millions)
                                     ---------------------------
                                     March 30,          March 31,         %
                                       2007               2006         Change
                                     ---------          ---------      ------
Municipal bonds                       $ 20.9             $ 19.6           7
Corporate bonds                         23.5               15.4          53
Certificates of deposit                 10.1                9.0          12
Government bonds                         4.5                5.6         (20)
Unit investment trusts                   3.9                4.4         (11)
Collateralized mortgage obligations      3.5                3.6          (3)
                                     ---------          ---------      ------
                                      $ 66.4             $ 57.6          15
                                     =========          =========      ======

Investment banking revenue decreased 19% ($1.5 million) during the first quarter of 2007 to $6.4 million, due primarily to a decrease in municipal offerings in the current quarter.

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of interest expense, increased 16% ($57.4 million) to $415.9 million during the first quarter of 2007. Asset fees increased 23% ($47.5 million) to $252.4 million due primarily to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees coupled with net new money flowing into these products. Average customer mutual fund and insurance assets increased 22% ($54.0 billion) to $295.8 billion in the first quarter of 2007 compared to $241.9 billion in the first quarter of 2006.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and activity fees of $105.2 million increased 15% ($13.4 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 10% ($5.6 million) to $59.4 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 15%. Other revenue of $1.8 million decreased 90% ($15.7 million) year over year. The decrease between years is primarily attributable to $11.6 million in gains in 2006 that did not recur in 2007. Included in 2006 are a $5.1 million gain from the receipt of shares in exchange for the Partnership's NYSE membership as a result of the merger between the NYSE and Archipelago and a $6.5 million gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund.

Interest and dividend income increased 30% ($17.9 million) to $76.7 million during the first quarter of 2007 due primarily to an increase in overnight investing activities and an increase in interest rates. Interest income increased 356% ($22.1 million) to $28.3 million during the first quarter of 2007 due to increased interest rates, customer credit balances, and investing the proceeds from the LP offering, which closed on January 2, 2007. The average funds invested in cash equivalents and securities purchased under agreements to resell during the first quarter of 2007 was $2.1 billion, compared to $543.6 million in the first quarter of 2006. The average rate earned on these investments increased to 5.22% during the first quarter of 2007 from 4.34% during the first quarter of 2006. These increases were offset by reduced interest income from customer loans, which decreased 7% ($3.4 million). While the average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 9.14% during the first quarter of 2007 from approximately 8.32% during the first quarter of 2006, the average customer loan balance decreased 16% ($358.1 million) to $1.9 billion. In addition, interest expense increased 41% ($5.8 million) to $20.2 million during the first quarter of 2007 due to increased 7.5% guaranteed payment on the additional limited partnership interests outstanding during the quarter.

Operating expenses increased 11% ($87.9 million) to $858.3 million during the first quarter of 2007. Compensation and benefits costs increased 12% ($63.6 million) to $583.8 million. Within compensation and benefits costs, sales compensation increased 13% ($36.5 million) due to increased revenues. Additionally, financial advisor salary and subsidy increased 44% ($8.6 million) due to new financial advisor compensation programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarter associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 17% ($11.8 million). Headquarters payroll expense decreased 2% ($1.1 million) to $69.4 million in the first quarter of 2007. While salary and medical costs for personnel continued to increase, this increase was offset by a $7.3 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the offering of limited partnership interests. Branch payroll expense increased 11% ($8.4 million to $88.4 million due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership increased its sales force. On a full time equivalent basis, the Partnership had 4,440 headquarters associates and 10,723 branch staff associates as of March 30, 2007 compared to 4,137 headquarters associates and 10,209 branch staff associates as of March 31, 2006.

Communications and data processing expense increased 14% ($8.9 million) to $74.0 million in the first quarter of 2007 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network. Through March 30, 2007, approximately 6,000 branches have been converted to the new communications network. Other operating

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

expenses increased 31% ($10.1 million) to $42.4 million during the first quarter of 2007 due primarily to increased travel and entertainment costs, consulting fees, and Managed Account Program ("MAP") money manager expense due to increased MAP assets. Legal expenses decreased 74% ($13.4 million) during the first quarter of 2007 due to reduced legal expense accruals associated with legal matters and regulatory settlements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on legal matters and regulatory settlements.

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

For additional discussions of mutual fund matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q.

There are regulatory proposals being considered that could significantly impact the disclosure and potentially the amount of compensation that broker-dealers derive from mutual funds and annuity products. The Partnership believes it is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. For additional discussion, refer to "Item 1A-Risk Factors, Regulatory Initiatives" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Partnership derived 68% of its total revenue from sales and services related to mutual fund and annuity products in the first three months of 2007 and 66% in the first three months of 2006. The Partnership derived 32% of its total revenue for the first three months of 2007 and 30% for the first three months of 2006 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at March 31, 2007, excluding the reserve for anticipated withdrawals, was $1.251 billion, compared to $907.4 million at December 31, 2006. The increase is primarily due to the retention of General Partner earnings ($23.5 million) and the issuance of limited partner, general partner, subordinated limited partner interests ($293.6 million, $8.0 million and $21.2 million, respectively), offset by redemption of general partner, subordinated limited partner and limited partner interests ($3.1 million, $1.0 million and $1.5 million, respectively).

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

At March 30, 2007, the Partnership had $312.6 million in cash and cash equivalents. In addition, the Partnership had $727 million in securities purchased under agreements to resell, which have maturities of less than one week. Also, the Partnership had $1.395 billion in cash segregated under federal regulations, which was not available for general use. Lines of credit are in place aggregating $1.240 billion ($1.140 billion of which is through uncommitted lines of credit) where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at March 30, 2007 and March 31, 2006.

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

The Partnership's growth in recent years has been financed through sales of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment. There were no significant changes in the Partnership's financial commitments and obligations for the three months ended March 30, 2007.

For the three months ended March 30, 2007, cash and cash equivalents increased $0.6 million. Cash used in operating activities was $196.4 million. The primary uses of cash from operating activities include an increase in securities purchased under agreements to resell and a decrease in accrued compensation and employee benefits. These decreases to cash and cash equivalents were partially offset by a decrease in net receivable from customers and income before allocations to partners adjusted for depreciation. Cash used in investing activities was $23.3 million consisting primarily of capital expenditures supporting the growth of the Partnership's operations. Cash provided by financing activities was $220.4 million, consisting primarily of issuance of partnership interests ($322.8 million), offset by partnership withdrawals and distributions ($99.5 million) and redemption of partnership interests ($2.0 million). Included in the issuance of partnership interests were $294 million of limited partner interests that were issued to employees of the Partnership on January 2, 2007.

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At March 31, 2007, Edward Jones's Net Capital of $526.0 million was 28.0% of aggregate debit items and its Net Capital in excess of the minimum required was $488.4 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through September 28, 2007, as a percentage of aggregate debit items was 26.7%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

For additional discussions of the Partnership's accounting policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2006.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At March 30, 2007, amounts receivable from customers were $1.985 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $18.7 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $32.2 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

                         PART I. FINANCIAL INFORMATION

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the three months ended March 30, 2007 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006:

On April 17, 2007, the Market Regulation Department staff of NASD advised Edward Jones that it had made a preliminary determination to recommend that disciplinary action be brought against Edward Jones in connection with certain municipal and corporate bond transactions occurring during the period January 1, 2004 through June 30, 2004. The NASD staff alleged that in 37 municipal bond transactions and 9 corporate bond transactions, Edward Jones violated NASD and MSRB rules by failing to sell the bonds to customers at a price that was fair, taking into consideration all relevant circumstances, including market conditions with respect to each bond at the time of the transaction, the expense involved and that Edward Jones was entitled to a profit. The NASD staff also alleged that in one transaction with a customer, Edward Jones failed to use reasonable diligence to ascertain the best inter-dealer market and failed to buy or sell in such market so that the resultant price to its customer was as favorable as possible under prevailing market conditions. As a result the NASD staff alleges violations of NASD Rules 2110 ("Standards of Commercial Honor and Principles of Trade"), 2320 ("Best Execution and Interpositioning"), 2440 ("Fair Prices and Commissions"), and IM-2440 ("Mark-Up Policy"), and MSRB Rules G-17 ("Disclosure of Material Facts") and G-30 ("Prices and Commissions"). The NASD staff has given Edward Jones the opportunity to furnish the staff with a written submission setting forth its position on the matters raised, and Edward Jones intends to file such a submission.

See also "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed on Form 10-K for the fiscal year ended December 31, 2006.

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

 3.3            *         Form of Limited Partnership Agreement of Edward D.
                          Jones & Co., L.P., incorporated by reference to
                          Exhibit 2 to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1993.

 31.1          24         Certification pursuant to 18 U.S.C. section 1350,
                          as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 31.2          25         Certification pursuant to 18 U.S.C. section 1350,
                          as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

 32.1          26         Certification pursuant to 18 U.S.C. section 1350,
                          as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 32.2          27         Certification pursuant to 18 U.S.C. section 1350,
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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

(Registrant)                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               ------------------------------------------------

By (Signature and Title)                /s/ James D. Weddle
                               ------------------------------------------------
                                            James D. Weddle,
                                            Chief Executive Officer

Date                           May 11, 2007
                               ------------------------------------------------



By (Signature and Title)                /s/ Steven Novik
                               ------------------------------------------------
                                            Steven Novik,
                                            Chief Financial Officer

Date                           May 11, 2007
                               ------------------------------------------------