Form 10-Q
period 2007-06-29
JONES FINANCIAL COMPANIES LP LLP
filed 2007-08-08
CIK 815917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------
                                   FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

                                      OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

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

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                     INDEX

                                                                          Page
                                                                         Number

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition.....................4
           Consolidated Statements of Income..................................6
           Consolidated Statements of Changes in Partnership Capital
               Subject to Mandatory Redemption................................7
           Consolidated Statements of Cash Flows..............................8
           Notes to Consolidated Financial Statements.........................9

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........23

Item 4.    Controls and Procedures...........................................23


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................24

Item 1A.   Risk Factors......................................................25

Item 6.    Exhibits..........................................................25

           Signatures........................................................26

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                      ASSETS

                                                                                      June 29,           December 31,
(Dollars in thousands)                                                                 2007                 2006
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                           $   312,282          $   311,992

Cash segregated under federal regulations                                             1,275,000            1,312,806

Securities purchased under agreements to resell                                         818,000              415,000

Receivable from:
  Customers                                                                           1,964,094            2,043,980
  Brokers, dealers and clearing organizations                                           337,317              310,715
  Mutual funds, insurance companies, and other                                          160,035              142,143

Securities owned, at market value
  Inventory securities                                                                  117,626              129,609
  Investment securities                                                                 147,458              145,552

Equipment, property and improvements, at cost,
 net of accumulated depreciation                                                        314,845              310,987

Other assets                                                                             72,215               72,831
                                                                                   -------------        -------------

    TOTAL ASSETS                                                                    $ 5,518,872          $ 5,195,615
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

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    LIABILITIES

                                                                                    (Unaudited)
                                                                                      June 29,           December 31,
(Dollars in thousands)                                                                 2007                 2006
---------------------------------------------------------------------------------------------------------------------

Payable to:
  Customers                                                                         $ 3,167,831          $ 3,162,223
  Brokers, dealers and clearing organizations                                            52,607               44,593

Securities sold, not yet purchased, at market value                                       9,799                9,353

Accounts payable and accrued expenses                                                   199,101              224,681

Accrued compensation and employee benefits                                              401,977              438,497

Long-term debt                                                                           12,641               14,389
                                                                                   -------------        -------------
                                                                                      3,843,956            3,893,736
                                                                                   -------------        -------------

Liabilities subordinated to claims of general creditors                                 298,500              298,500
                                                                                   -------------        -------------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
 net of reserve for anticipated withdrawals                                           1,282,196              907,386

Reserve for anticipated withdrawals                                                      94,220               95,993
                                                                                   -------------        -------------
Total partnership capital subject to mandatory redemption                             1,376,416            1,003,379
                                                                                   -------------        -------------

    TOTAL LIABILITIES                                                               $ 5,518,872          $ 5,195,615
                                                                                   =============        =============

               The accompanying notes are an integral part of these consolidated financial statements.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                           -----------------------------     ----------------------------
(Dollars in thousands,                                       June 29,          June 30,        June 29,        June 30,
except per unit information)                                   2007              2006            2007            2006
----------------------------------------------------------------------------------------     ----------------------------

Revenue:
  Trade Revenue
    Commissions                                             $  488,992         $415,555       $  972,756      $  857,502
    Principal transactions                                      97,633           76,691          163,991         134,268
    Investment banking                                           4,133            9,712           10,544          17,602
  Fee Revenue
    Asset fees                                                 272,573          214,429          524,949         419,278
    Account and activity fees                                  109,051           92,895          214,208         184,614
    Interest and dividends                                      79,930           64,806          156,636         123,623
    Other revenue                                               11,575            3,233           13,409          20,740
                                                           ------------       ----------     ------------    ------------
      Total revenue                                          1,063,887          877,321        2,056,493       1,757,627
  Interest expense                                              20,063           14,968           40,232          29,313
                                                           ------------       ----------     ------------    ------------
      Net revenue                                            1,043,824          862,353        2,016,261       1,728,314
                                                           ------------       ----------     ------------    ------------
Operating expenses:
  Compensation and benefits                                    634,621          513,617        1,218,445       1,033,842
  Communications and data processing                            71,383           71,322          145,384         136,397
  Occupancy and equipment                                       74,768           69,817          154,359         136,969
  Payroll and other taxes                                       33,618           30,564           74,312          65,258
  Legal                                                         (4,764)          11,438              (77)         29,538
  Advertising                                                   14,102           14,560           29,344          29,530
  Postage and shipping                                          14,054           13,285           28,150          26,626
  Floor brokerage and clearance fees                             4,743            4,624            8,493           9,169
  Other operating expenses                                      41,839           35,051           84,237          67,347
                                                           ------------       ----------     ------------    ------------
      Total operating expenses                                 884,364          764,278        1,742,647       1,534,676
                                                           ------------       ----------     ------------    ------------

Income before allocations to partners                          159,460           98,075          273,614         193,638

Allocations to partners:
  Limited partners                                              25,976            8,591           44,648          16,908
  Subordinated limited partners                                 14,117            9,676           24,620          19,451
  General partners                                             119,367           79,808          204,346         157,279
                                                           ------------       ----------     ------------    ------------

Net Income                                                  $        -         $      -       $        -      $        -
                                                           ============       ==========     ============    ============

Income before allocations to partners
 per weighted average $1,000
 equivalent limited partnership unit outstanding            $    52.06         $  40.77       $    89.33      $    80.08
                                                           ============       ==========     ============    ============

Weighted average $1,000 equivalent
 limited partnership units outstanding                         498,942          210,716          499,809         211,138
                                                           ============       ==========     ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                           SUBJECT TO MANDATORY REDEMPTION
                                  SIX MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006
                                                      (Unaudited)


                                                                           Subordinated
                                                            Limited           Limited         General
                                                          Partnership       Partnership     Partnership
(Dollars in thousands)                                      Capital           Capital         Capital          Total
------------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP CAPITAL
 SUBJECT TO MANDATORY
 REDEMPTION, December 31, 2005                             $ 234,032         $ 149,311       $ 533,028      $   916,371
Reserve for anticipated withdrawals                          (21,818)          (14,114)        (77,827)        (113,759)
                                                          -----------       -----------     -----------    -------------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, December 31, 2005                              212,214           135,197         455,201          802,612
Issuance of partnership interests                                  -             7,523          26,947           34,470
Redemption of partnership interests                           (1,658)          (18,186)         (3,068)         (22,912)
Income allocated to partners                                  16,908            19,451         157,279          193,638
Withdrawals and distributions                                 (1,389)          (16,760)        (81,912)        (100,061)
                                                          -----------       -----------     -----------    -------------
TOTAL PARTNERSHIP CAPITAL
 SUBJECT TO MANDATORY
 REDEMPTION, JUNE 30, 2006                                   226,075           127,225         554,447          907,747
Reserve for anticipated withdrawals                          (15,519)           (2,690)        (26,044)         (44,253)
                                                          -----------       -----------     -----------    -------------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, June 30, 2006                                $ 210,556         $ 124,535       $ 528,403      $   863,494
                                                          ===========       ===========     ===========    =============

TOTAL PARTNERSHIP CAPITAL
 SUBJECT TO MANDATORY
 REDEMPTION, DECEMBER 31, 2006                             $ 229,270         $ 137,503       $ 636,606      $ 1,003,379
Reserve for anticipated withdrawals                          (20,938)          (12,372)        (62,683)         (95,993)
                                                          -----------       -----------     -----------    -------------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, December 31, 2006                              208,332           125,131         573,923          907,386
Issuance of partnership interests                            293,562            21,222           8,038          322,822
Redemption of partnership interests                           (3,802)             (612)              -           (4,414)
Income allocated to partners                                  44,648            24,620         204,346          273,614
Withdrawals and distributions                                 (1,602)          (19,203)       (102,187)        (122,992)
                                                          -----------       -----------     -----------    -------------
TOTAL PARTNERSHIP CAPITAL
 SUBJECT TO MANDATORY
 REDEMPTION, JUNE 29, 2007                                   541,138           151,158         684,120        1,376,416
Reserve for anticipated withdrawals                          (43,047)           (5,417)        (45,756)         (94,220)
                                                          -----------       -----------     -----------    -------------
Partnership capital subject to mandatory
 redemption, net of reserve for anticipated
 withdrawals, June 29, 2007                                $ 498,091         $ 145,741       $ 638,364      $ 1,282,196
                                                          ===========       ===========     ===========    =============


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

                                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                      Six Months Ended
                                                                                               -------------------------------
                                                                                                 June 29,            June 30,
(Dollars in thousands)                                                                             2007                2006
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $       -           $       -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                                         273,614             193,638
    Depreciation                                                                                   46,928              47,788
  Changes in assets and liabilities:
    Cash segregated under federal regulations                                                      37,806                   -
    Securities purchased under agreements to resell                                              (403,000)            (71,000)
    Net receivable from customers                                                                  85,494             162,156
    Net receivable from brokers, dealers and
     clearing organizations                                                                       (18,588)            (13,186)
    Receivable from mutual funds, insurance companies
     and other                                                                                    (17,892)            (17,305)
    Securities owned, net                                                                          10,523              22,823
    Other assets                                                                                      616               2,409
    Payable to depositors                                                                               -              (2,102)
    Accounts payable and accrued expenses                                                         (25,580)             24,287
    Accrued compensation and employee benefits                                                    (36,520)            (33,554)
                                                                                               -----------         -----------
    Net cash (used in)/provided by operating activities                                           (46,599)            315,954
                                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                                           (50,786)            (36,496)
                                                                                               -----------         -----------
    Net cash used in investing activities                                                         (50,786)            (36,496)
                                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Federal Home Loan Bank advances, net                                                     -              (2,580)
  Repayment of long-term debt                                                                      (1,748)             (7,634)
  Repayment of subordinated debt                                                                        -             (10,200)
  Issuance of partnership interests                                                               322,822              34,470
  Redemption of partnership interests                                                              (4,414)            (22,912)
  Withdrawals and distributions from partnership capital                                         (218,985)           (213,820)
                                                                                               -----------         -----------
    Net cash provided by/(used in) financing activities                                            97,675            (222,676)
                                                                                               -----------         -----------
    Net increase in cash and cash equivalents                                                         290              56,782

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                                             311,992             260,841
                                                                                               -----------         -----------
  End of period                                                                                 $ 312,282           $ 317,623
                                                                                               ===========         ===========

Cash paid for interest                                                                          $  39,840           $  29,572
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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              (Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests owned are accounted for under the equity method. The results of the Partnership's subsidiary in Canada for the six months ended May 31, 2007 and 2006 are included in the Partnership's consolidated financial statements because of the timing of the Partnership's financial reporting process.

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The results of operations for the six months ended June 29, 2007 and June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006.

REVENUE RECOGNITION. Customer transactions are recorded on a settlement date basis, and the related commissions, principal transactions, and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis in the period earned.

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

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Since the Partnership is obligated to redeem a partner's capital after a partner's death, SFAS No. 150 requires all of the Partnership's equity capital to be classified as a liability. Income before allocations to partners prior to the issuance of the Statement was classified on the Partnership's statement of income as net income. Under SFAS No. 150, these allocations are now considered interest expense and are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the six month periods ended June 29, 2007 and June 30, 2006. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,282,196 consists of $498,091 of limited partnership capital issued in $1,000 units, $145,741 of subordinated limited partnership capital and $638,364 of general partnership capital as of June 29, 2007. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $18,800 and $7,900 for the six months ended June 29, 2007 and June 30, 2006, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

Subordinated limited partnership capital is held by current and former general partners of the Partnership. Subordinated limited partners receive a varying percentage of the net income of the Partnership based on their capital invested. Subordinated limited partner capital is subordinated to the limited partnership capital.

NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange, Inc. ("NYSE"). Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital equal to the greater of $.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At June 29, 2007, Edward Jones's Net Capital of $602.5 million was 32.5% of aggregate debit items and its Net Capital in excess of the minimum required was $565.4 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through December 31, 2007, as a percentage of aggregate debit items was 31.3%. Net capital and the related capital percentages may fluctuate on a daily basis.

At June 29, 2007, the Partnership's foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 2007 AND JUNE 30,
2006

For the second quarter of 2007, net revenue increased 21% ($181.5 million) to $1.04 billion, while income before allocations to partners increased 63% ($61.4 million) to $159.5 million. The Partnership's profit margin based on income before allocations to partners increased to 15.0% in the second quarter of 2007, from 11.2% in the second quarter of 2006. The Partnership's net revenue increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 640 financial advisors during the twelve months ended June 29, 2007, ending the quarter with 10,639 financial advisors, an increase of 6% from 9,999 as of June 30, 2006.

TRADE REVENUE

Trade revenue comprised 57% of net revenue for the second quarter of 2007, down from 58% for the second quarter of 2006. Conversely, net fee revenue comprised 43% for the second quarter of 2007, up from 42% in the second quarter of 2006.

Trade revenue of $590.8 million increased 18% ($88.8 million) during the second quarter of 2007 compared to the same period in the prior year. Trade revenue increased primarily due to an increase in customer dollars invested when compared to the second quarter of 2006. Total customer dollars invested were $24.9 billion during the second quarter of 2007, a 17% ($3.6 billion) increase from the second quarter of 2006. The Partnership's margin earned on each $1,000 invested increased to $23.70 for the second quarter of 2007 from $23.60 in 2006.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions revenue increased 18% ($73.4 million) for the second quarter of 2007 to $489.0 million. Customers invested $17.1 billion in commissions transactions in the second quarter of 2007 compared to $14.0 billion in the second quarter of 2006, a 22% increase. Revenue from mutual fund commissions increased 21% ($58.2 million) and insurance commissions increased 23% ($12.7 million), which represented substantially all of the increase in commissions revenue. The following table summarizes commissions revenue quarter over quarter:

                                                    Quarter ended (in millions)
                                                   -----------------------------
                                                       June 29,       June 30,          %
                                                         2007           2006         Change
                                                      ---------      ---------      --------
Mutual funds                                           $ 339.2        $ 281.0            21
Equities                                                  82.1           79.6             3
Insurance                                                 67.5           54.8            23
Corporate bonds                                            0.2            0.2             -
                                                      ---------      ---------      --------
                                                       $ 489.0        $ 415.6            18
                                                      =========      =========      ========

Principal transactions revenue increased 27% ($20.9 million) to $97.6 million during the second quarter of 2007 due primarily to an increase in customer dollars invested. Customers invested $7.7 billion in principal transactions in the second quarter of 2007 compared to $6.6 billion in the second quarter of 2006, an increase of 17%. The Partnership's margin earned on principal transactions on each $1,000 invested increased to $12.40 during the second quarter of 2007 from $11.40 during the second quarter of 2006 due to a shift to higher margin, longer maturity fixed income products from lower margin, shorter maturity certificates of deposit. Revenue from corporate bonds increased 39% ($10.5 million), municipal bonds increased 30% ($7.7 million), unit investment trust increased 62% ($1.6 million), collateralized mortgage obligations increased 35% ($1.1 million), and certificates of deposit increased 2% ($0.2 million), while government bonds decreased 3% ($0.2 million). The following table summarizes principal transaction revenue quarter over quarter:

                                                    Quarter ended (in millions)
                                                   -----------------------------
                                                       June 29,       June 30,          %
                                                         2007           2006         Change
                                                      ---------      ---------      --------
Corporate bonds                                        $  37.3        $  26.8            39
Municipal bonds                                           33.3           25.6            30
Certificates of deposit                                   11.5           11.3             2
Government bonds                                           7.1            7.3            (3)
Collateralized mortgage obligations                        4.2            3.1            35
Unit investment trusts                                     4.2            2.6            62
                                                      ---------      ---------      --------
                                                       $  97.6        $  76.7            27
                                                      =========      =========      ========

Investment banking revenue decreased 57% ($5.6 million) during the second quarter of 2007 to $4.1 million, due primarily to a decrease in municipal offerings in the current quarter.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of Interest expense, increased 26% ($92.7 million) to $453.1 million during the second quarter of 2007. Asset fees increased 27% ($58.1 million) to $272.6 million due primarily to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees coupled with net new money flowing into these products. Average customer mutual fund, insurance, and money market assets increased $71.0 billion or 27% to $338.0 billion in the second quarter of 2007 compared to $267.1 billion in the second quarter of 2006.

Account and activity fees of $109.1 million increased 17% ($16.2 million) quarter over quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 8% ($4.3 million) to $61.5 million, due to a 14% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. Offsetting the increase in mutual fund fees was a $2.5 million (54%) decrease in fees received from sub-transfer agent services related to money market accounts due to a reduction in the number of money market accounts for which the Partnership provides sub-transfer agent services. Other revenue of $11.6 million increased 258% ($8.3 million) quarter over quarter primarily due to a $5.1 million increase in the value of the deferred compensation plan investments.

Net interest and dividend income increased 20% ($10.0 million) to $59.9 million during the second quarter of 2007 due primarily to an increase in overnight investing activities and an increase in interest rates. Interest income increased 23% ($15.1 million) to $79.9 million during the second quarter of 2007 due to increased interest rates, customer credit balances, and investing the proceeds from the Limited Partnership offering, which closed on January 2, 2007. The average funds invested in cash equivalents and securities purchased under agreements to resell during the second quarter of 2007 was $2.3 billion, compared to $616.2 million in the second quarter of 2006. The average rate earned on these investments increased to 5.21% during the second quarter of 2007 from 4.83% during the second quarter of 2006. These increases were offset by reduced interest income from customer loans, which decreased 10% ($4.9 million). While the average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 9.13% during the second quarter of 2007 from approximately 8.78% during the second quarter of 2006, the average customer loan balance decreased 14% ($300.9 million) to $1.9 billion. In addition, interest expense increased 34% ($5.1 million) to $20.1 million during the second quarter of 2007 due to increased 7.5% guaranteed payment on the additional Limited Partnership interests outstanding during the quarter.

Operating expenses increased 16% ($120.1 million) to $884.4 million during the second quarter of 2007. Compensation and benefits costs increased 24% ($121.0 million) to $634.6 million. Within compensation and benefits costs, sales compensation increased 24% ($65.2 million) due to increased revenues. Additionally, financial advisor salary and subsidy increased 38% ($8.1 million) due to new financial advisor compensation programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 59% ($37.7 million). Headquarters and branch payroll expense increased 7% ($10.2 million) due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership grows its sales force. This was offset by a $7.4 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the offering of limited partnership interests. On a full time equivalent basis, the Partnership had 4,580 headquarters associates and 11,039 branch staff associates as of June 29, 2007, compared to 4,189 headquarters associates and 10,463 branch staff associates as of June 30, 2006.

Legal expenses decreased 142% ($16.2 million) during the second quarter of 2007 due to reduced legal expense accruals associated with legal matters and regulatory settlements. Additionally, the Partnership

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


reversed approximately $9.5 million of legal expense accruals established prior to 2007 due to the final determination and refund of sales loads to current and former customers that were improperly imposed in prior years pertaining to certain mutual fund Net Asset Value transfer programs. The Partnership refunded approximately $19.0 million including interest to 21,000 current and former customers which was charged against previously established legal expense accruals. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2006 and
Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on regulatory settlements). Other operating expenses increased 19% ($6.8 million) during the second quarter of 2007 primarily due to increased travel and entertainment costs and Managed Account Program ("MAP") money manager expense due to increased MAP assets and revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006

For the first six months of 2007, net revenue increased 17% ($287.9 million) to $2.016 billion, while income before allocations to partners increased 41% ($80.0 million) to $273.6 million. The Partnership's profit margin based on income before allocations to partners increased to 13.3% for the first six months of 2007, from 11.0% in the first six months of 2006. The Partnership's net revenue increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and costs associated with the continued expansion and enhancement of the Partnership's branch office network.

TRADE REVENUE

Trade revenue comprised 57% of net revenue for the first six months of 2007, down from 58% for the first six months of 2006. Conversely, net fee revenue comprised 43% for the first six months of 2007, up from 42% in the corresponding period.

Trade revenue of $1.147 billion increased 14% ($137.9 million) during the first six months of 2007 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars when compared to the first six months of 2006. Total customer dollars invested were $48.1 billion during the first six months of 2007, a 15% ($6.1 billion) increase from the first six months of 2006. The Partnership's margin earned on each $1,000 invested decreased to $23.80 for the first six months of 2007 from $24.00 in 2006.

Commissions revenue increased 13% ($115.3 million) for the first six months of 2007 to $972.8 million. Commissions revenue increased year over year due primarily to a 17% ($4.9 billion) increase in customer dollars invested to $33.7 billion. Underlying the increase in commissions revenues, mutual fund commissions increased 17% ($101.4 million) and insurance commissions increased 14% ($15.9 million). The following table summarizes commissions revenue year over year:

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


                                                    Six Months ended (in millions)
                                                   --------------------------------
                                                       June 29,       June 30,          %
                                                         2007           2006         Change
                                                      ---------      ---------      --------
Mutual funds                                           $ 682.3        $ 580.9            17
Equities                                                 162.9          164.9            (1)
Insurance                                                127.2          111.3            14
Corporate bonds                                            0.4            0.4             -
                                                      ---------      ---------      --------
                                                       $ 972.8        $ 857.5            13
                                                      =========      =========      ========


Principal transactions revenue increased 22% ($29.7 million) to $164.0 million during the first six months of 2007 due primarily to an increase in customer dollars invested and an increase in the margin. Customers invested $14.0 billion in principal transactions in the first six months of 2007 compared to $12.3 billion in the first six months of 2006. The Partnership's margin earned on principal transactions on each $1,000 invested increased to $11.40 during the first six months of 2007 from $10.70 during the first six months of 2006 primarily due to a shift into higher margin fixed income products from lower margin certificates of deposit. Revenue from corporate bonds increased 44% ($18.6 million), municipal bonds increased 20% ($9 million,) and certificates of deposit increased 6% ($1.3 million), while government bonds decreased 9% ($1.2 million). The following table summarizes principal transaction revenue year over year:

                                                    Six Months ended (in millions)
                                                   --------------------------------
                                                       June 29,       June 30,          %
                                                         2007           2006         Change
                                                      ---------      ---------      --------
Corporate bonds                                        $  60.8        $  42.2            44
Municipal bonds                                           54.2           45.2            20
Certificates of deposit                                   21.6           20.3             6
Government bonds                                          11.7           12.9            (9)
Unit investment trusts                                     8.1            7.0            16
Collateralized mortgage obligations                        7.6            6.7            13
                                                      ---------      ---------      --------
                                                       $ 164.0        $ 134.3            22
                                                      =========      =========      ========

Investment banking revenue decreased 40% ($7.1 million) during the first six months of 2007 to $10.5 million, due primarily to a decrease in municipal offerings.

NET FEE REVENUE

Net fee revenue, which is Fee Revenue net of Interest expense, increased 21% ($150.0 million) to $869.0 million during the first six months of 2007. Asset fees increased 25% ($105.7 million) to $524.9 million due primarily to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees coupled with net new money flowing into these products. Average customer mutual fund, insurance, and money market assets increased 25% ($65.4 billion) to $326.6 billion in the first six months of 2007 compared to $261.3 billion in the first six months of 2006.

Account and activity fees of $214.2 million increased 16% ($29.6 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 9% ($9.9

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


million) to $120.9 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 14%. Offsetting the increase in mutual fund fees is a $4.2 million (47%) decrease in fees received from sub-transfer agent services related to money market accounts due to a reduction in the number of money market accounts for which the Partnership provides sub-transfer agent services. Other revenue of $13.4 million decreased 35% ($7.3 million) year over year. The decrease between years is primarily attributable to $11.0 million in gains in 2006 that did not recur in 2007. Included in 2006 are a $4.5 million gain from the receipt of shares in exchange for the Partnership's NYSE membership as a result of the merger between the NYSE and Archipelago and a $6.5 million gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund.

Net interest and dividend income increased 23% ($22.1 million) to $116.4 million during the first six months of 2007 due primarily to an increase in overnight investing activities and an increase in interest rates. Interest income increased 27% ($33.0 million) to $156.6 million during the first six months of 2007 due to increased interest rates, customer credit balances, and investing the proceeds from the Limited Partnership offering, which closed on January 2, 2007. The average funds invested in cash equivalents and securities purchased under agreements to resell during the first six months of 2007 was $2.2 billion, compared to $580.1 million in the first six months of 2006. The average rate earned on these investments increased to 5.21% during the first six months of 2007 from 4.60% during the first six months of 2006. These increases were offset by reduced interest income from customer loans, which decreased 9% ($8.3 million). While the average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 9.13% during the first six months of 2007 from approximately 8.55% during the first six months of 2006, the average customer loan balance decreased 15% ($329.5 million) to $1.9 billion. In addition, interest expense increased 37% ($10.9 million) to $40.2 million during the first six months of 2007 due to increased 7.5% guaranteed payment on the additional Limited Partnership interests outstanding during the quarter.

Operating expenses increased 14% ($208.0 million) to $1.743 billion during the first six months of 2007. Compensation and benefits costs increased 18% ($184.6 million) to $1.218 billion. Within compensation and benefits costs, sales compensation increased 18% ($101.7 million) due to increased revenues. Additionally, financial advisor salary and subsidy increased 41% ($16.7 million) due to new financial advisor compensation programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 36% ($49.6 million). Headquarters payroll expense decreased 0.2% ($0.3 million) in the first six months of 2007. While salary and medical costs for personnel continued to increase, this increase was offset by a $14.6 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the offering of limited partnership interests. Branch payroll expense increased 11% ($17.8 million) to $179.8 million due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership increased its sales force.

Communications and data processing expense increased 7% ($9.0 million) to $145.4 million in the first six months of 2007 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network. Through June 29, 2007, approximately 8,561 branches have been converted to the new communications network. Other operating expenses increased 25% ($16.9 million) primarily due to increased travel and entertainment costs and MAP money manager expense due to increased MAP assets and revenues.

Legal expenses decreased 100% ($29.6 million) during the first six months of 2007 due to reduced legal expense accruals associated with legal matters and regulatory settlements and the reversal of previously established expense accruals pertaining to the mutual fund NAV transfer programs (as discussed in the "Results of Operations for the Three Months ended June 29, 2007 and June 30, 2006"). Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on legal matters and regulatory settlements.

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

The Partnership derived 67% of its total revenue from sales and services related to mutual fund and annuity products in the first six months of 2007 and 66% in the first six months of 2006. The Partnership derived 28% of its total revenue for the first six months of 2007 and 30% of its total revenue for the first six months of 2006 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at June 29, 2007, excluding the reserve for anticipated withdrawals, was $1.3 billion, compared to $907.4 million at December 31, 2006. The increase is primarily due to the retention of General Partner earnings ($56.4 million) and the issuance of limited partners, general partners and subordinated limited partner interests ($293.6 million, $8.0 million and $21.2 million, respectively), offset by redemption of general partner, subordinated limited partner and limited partner interests ($102.2 million, $19.8 million and $5.4 million, respectively).

At June 29, 2007, the Partnership had $312.3 million in cash and cash equivalents. In addition, the Partnership had $818.0 million in securities purchased under agreements to resell, which have maturities of less than one week. Also, the Partnership had $1.275 billion in cash segregated under federal regulations, which was not available for general use. Lines of credit are in place aggregating $1.24 billion ($1.14 billion of which is through uncommitted lines of credit where actual borrowing availability

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


is based on securities owned and customers' margin securities which serve as collateral for the loans). No amounts were outstanding under these lines at June 29, 2007 and June 30, 2006.

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

The Partnership's growth has been financed through sales of limited partnership interests to its employees and existing limited partners, subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities, furniture, fixtures, computers and communication equipment.

The Partnership has executed a construction agreement for the construction of a 200,000 square foot building and related parking garage on land it owns at its St. Louis, Missouri North Campus location. The building and garage are expected to be completed by October 2008. The Partnership estimates that the total cost for construction of the office building and the garage will be approximately $68.0 million. As of June 29, 2007, the Partnership has executed $31.0 million in subcontract commitments related to the construction agreement. The Partnership plans to finance approximately 75% of the office and garage facility with loans secured by the facilities with the remaining 25% financed from the Partnership's existing capital resources. The Partnership has not yet obtained commitments for such financing.

For the six months ended June 29, 2007, cash and cash equivalents were unchanged at $312.3 million. Cash used in operating activities was $46.6 million. The primary uses of cash from operating activities include an increase in securities purchased under agreements to resell and decreases in accrued compensation and employee benefits and accounts payable and accrued expenses. These decreases to cash and cash equivalents were partially offset by a decrease in net receivables from customers and income before allocations to partners adjusted for depreciation. Cash used in investing activities was $50.8 million consisting of capital expenditures supporting the growth of the Partnership's operations. Cash provided by financing activities was $97.7 million, consisting primarily of issuance of partnership interests ($322.8 million), offset by partnership withdrawals and distributions ($219.0 million) and redemption of partnership interests ($4.4 million). Included in the issuance of partnership interests were $294 million of limited partner interests that were issued to employees of the Partnership on January 2, 2007.

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At June 29, 2007, Edward Jones's Net Capital of $602.5 million was 32.5% of aggregate debit items and its Net Capital in excess of the minimum required was $565.4 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through December 31, 2007, as a percentage of aggregate debit items was 31.3%. Net capital and the related capital percentage may fluctuate on a daily basis.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q and, in particular, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "project," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and
                                      21

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At June 29, 2007, amounts receivable from customers were $1.964 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $19.8 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $32.5 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership's exposure to market risk and changes in interest rates during the six months ended June 29, 2007 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007:

On April 17, 2007, the Market Regulation Department staff of NASD advised Edward Jones that it had made a preliminary determination to recommend that disciplinary action be brought against Edward Jones in connection with certain municipal and corporate bond transactions occurring during the period January 1, 2004 through June 30, 2004. The NASD staff alleged that in 37 municipal bond transactions and 9 corporate bond transactions, Edward Jones violated NASD and MSRB rules by failing to sell the bonds to customers at a price that was fair, taking into consideration all relevant circumstances, including market conditions with respect to each bond at the time of the transaction, the expense involved and that Edward Jones was entitled to a profit. The NASD staff also alleged that in one transaction with a customer, Edward Jones failed to use reasonable diligence to ascertain the best inter-dealer market and failed to buy or sell in such market so that the resultant price to its customer was as favorable as possible under prevailing market conditions. As a result the NASD staff alleges violations of NASD Rules 2110 ("Standards of Commercial Honor and Principles of Trade"), 2320 ("Best Execution and Interpositioning"), 2440 ("Fair Prices and Commissions"), and IM-2440 ("Mark-Up Policy"), and MSRB Rules G-17 ("Disclosure of Material Facts") and G-30 ("Prices and Commissions"). The NASD staff has given Edward Jones the opportunity to furnish the staff with a written submission setting forth its position on the matters raised, and Edward Jones has filed such a submission.

Revenue Sharing Class Action - The Partnership was sued in nine civil class actions that were eventually consolidated into three proceedings namely: (1) Bressler, et al. v. Edward D. Jones & Co., (2) Spahn IRA, et al. v. Edward D. Jones & Co., and (3) Enriquez et al. v. Edward D. Jones & Co., L. P. In August 2006, the Partnership announced a preliminary settlement agreement to resolve all three groups of lawsuits. Each of the suits claimed that the Partnership failed to adequately disclose its revenue sharing arrangements with certain designated Preferred Mutual Fund Families. Hearings for final approval of the settlement are scheduled for October 18, 2007. For a more detailed description of the settlement, see Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On July 25, 2007, the Commonwealth of Virginia State Corporation Commission, Division of Securities and Retail Franchising, advised Edward Jones that a Rule of Show Cause may be issued against the Firm based upon its investigation of the activities of a former Financial Advisor for the period January 1, 1998 through July 9, 2001. On April 4, 2007, Virginia alleged that the Firm conducted activity constituting a violation of the Virginia Securities Act including unlawful offers and sales, failure to supervise and failure to maintain adequate books and records. Virginia provided Edward Jones with the opportunity to furnish a written submission setting forth its position on the matters raised, and Edward Jones has filed such a submission. The parties are currently engaged in substantive discussions.

See also "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

                          PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed on Form 10-K for the fiscal year ended December 31, 2006.

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

  3.2      27     Sixteenth Restated Certificate of Limited Partnership of
                  the Jones Financial Companies, L.L.L.P., dated as of July
                  11, 2007, as amended.

  3.3       *     Form of Limited Partnership Agreement of Edward D. Jones &
                  Co., L.P., incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993.

 31.1      28     Certification pursuant to 18 U.S.C. section 1350, as
                  adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

 31.2      29     Certification pursuant to 18 U.S.C. section 1350, as
                  adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

 32.1      30     Certification pursuant to 18 U.S.C. section 1350, as
                  adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

 32.2      31     Certification pursuant to 18 U.S.C. section 1350, as
                  adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

* Incorporated by reference to previously filed exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 THE JONES FINANCIAL COMPANIES, L.L.L.P.
                               -------------------------------------------
                                               (Registrant)

Date: August 8, 2007             /s/ James D. Weddle
                               -------------------------------------------
                                 James D. Weddle, Chief Executive Officer

Date: August 8, 2007             /s/ Steven Novik
                               -------------------------------------------
                                 Steven Novik, Chief Financial Officer