Form 10-Q
period 2007-09-28
JONES FINANCIAL COMPANIES LP LLP
filed 2007-11-09
CIK 815917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007
                                      OR

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

                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                                       INDEX

                                                                                                                Page
                                                                                                               Number
Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition.....................................................4
               Consolidated Statements of Income..................................................................6
               Consolidated Statements of Changes in Partnership Capital Subject to Mandatory
                   Redemption.....................................................................................7
               Consolidated Statements of Cash Flows..............................................................8
               Notes to Consolidated Financial Statements.........................................................9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................................13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk........................................23

Item 4.        Controls and Procedures...........................................................................23


Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings.................................................................................24

Item 1A.       Risk Factors......................................................................................26

Item 6.        Exhibits..........................................................................................26

               Signatures........................................................................................27

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        ASSETS


                                                                                  (Unaudited)
                                                                                 September 28,        December 31,
(Dollars in thousands)                                                               2007                 2006
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                      $        319,594    $         311,992

Cash segregated under federal regulations                                             1,225,000            1,312,806

Securities purchased under agreements to resell                                         952,000              415,000

Receivable from:
  Customers                                                                           1,950,896            2,043,980
  Brokers, dealers and clearing organizations                                           365,123              310,715
  Mutual funds, insurance companies, and other                                          159,587              142,143

Securities owned, at market value
  Inventory securities                                                                  100,729              129,609
  Investment securities                                                                 134,176              145,552

Equipment, property and improvements, at cost,
  net of accumulated depreciation                                                       321,181              310,987

Other assets                                                                             64,022               72,831
                                                                              ------------------  -------------------

     TOTAL ASSETS                                                              $      5,592,308    $       5,195,615
                                                                              ------------------  -------------------


                The accompanying notes are an integral part of these consolidated financial statements.






                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                        THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                      LIABILITIES


                                                                                  (Unaudited)
                                                                                 September 28,        December 31,
(Dollars in thousands)                                                               2007                 2006
---------------------------------------------------------------------------------------------------------------------

Payable to:
  Customers                                                                    $      3,124,886    $       3,162,223
  Brokers, dealers and clearing organizations                                            73,664               44,593

Securities sold, not yet purchased, at market value                                      16,022                9,353

Accounts payable and accrued expenses                                                   204,812              224,681

Accrued compensation and employee benefits                                              480,217              438,497

Long-term debt                                                                           11,746               14,389
                                                                              ------------------  -------------------
                                                                                      3,911,347            3,893,736
                                                                              ------------------  -------------------

Liabilities subordinated to claims of general creditors                                 275,300              298,500
                                                                              ------------------  -------------------

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
  net of reserve for anticipated withdrawals                                          1,308,207              907,386

Reserve for anticipated withdrawals                                                      97,454               95,993
                                                                              ------------------  -------------------
Total partnership capital subject to mandatory redemption                             1,405,661            1,003,379
                                                                              ------------------  -------------------

     TOTAL LIABILITIES                                                         $      5,592,308    $       5,195,615
                                                                              ==================  ===================


                The accompanying notes are an integral part of these consolidated financial statements.

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                               THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)


                                                                  Three Months Ended                     Nine Months Ended
                                                        ---------------------------------------  -----------------------------------
(Dollars in thousands,                                     September 28,        September 29,       September 28,     September 29,
except per unit information)                                   2007                 2006                2007              2006
-----------------------------------------------------------------------------------------------  -----------------------------------

Revenue:
  Trade Revenue
    Commissions                                          $         444,875    $        374,422    $      1,417,631    $   1,231,924
    Principal transactions                                         117,228              74,355             281,219          208,623
    Investment banking                                              10,736               4,791              21,280           22,394
  Fee Revenue
    Asset fees                                                     282,495             219,079             807,444          638,356
    Account and activity fees                                      112,313              93,530             326,522          278,145
    Interest and dividends                                          78,637              63,279             235,273          186,902
    Other revenue                                                    5,693              14,793              19,100           35,531
                                                        -------------------  ------------------  ------------------  ---------------
      Total revenue                                              1,051,977             844,249           3,108,469        2,601,875
  Interest expense                                                  19,954              13,462              60,185           42,775
                                                        -------------------  ------------------  ------------------  ---------------
      Net revenue                                                1,032,023             830,787           3,048,284        2,559,100
                                                        -------------------  ------------------  ------------------  ---------------
Operating expenses:
  Compensation and benefits                                        637,530             493,911           1,855,975        1,527,752
  Communications and data processing                                78,007              69,484             223,391          205,881
  Occupancy and equipment                                           72,718              69,951             227,077          206,920
  Payroll and other taxes                                           33,622              27,848             107,933           93,106
  Legal                                                              4,526               9,404               4,449           38,942
  Advertising                                                       15,735              13,877              45,079           43,407
  Postage and shipping                                              14,301              13,128              42,451           39,755
  Floor brokerage and clearance fees                                 4,735               4,542              13,228           13,711
  Other operating expenses                                          42,700              31,815             126,938           99,161
                                                        -------------------  ------------------  ------------------  ---------------
      Total operating expenses                                     903,874             733,960           2,646,521        2,268,635
                                                        -------------------  ------------------  ------------------  ---------------

Income before allocations to partners                              128,149              96,827             401,763          290,465

Allocations to partners:
  Limited partners                                                  20,792               8,434              65,440           25,342
  Subordinated limited partners                                     10,946               9,214              35,566           28,665
  General partners                                                  96,411              79,179             300,757          236,458
                                                        -------------------  ------------------  ------------------  ---------------

Net Income                                               $               -    $              -    $              -    $           -
                                                        ===================  ==================  ==================  ===============

Income before allocations to partners
  per weighted average $1,000
  equivalent limited partnership unit outstanding        $           41.84    $          40.24    $         131.17    $      120.32
                                                        ===================  ==================  ==================  ===============

Weighted average $1,000 equivalent
  limited partnership units outstanding                            496,968             209,595             498,903          210,622
                                                        ===================  ==================  ==================  ===============


                       The accompanying notes are an integral part of these consolidated financial statements.

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                             SUBJECT TO MANDATORY REDEMPTION
                               NINE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006
                                                       (Unaudited)


                                                                         Subordinated
                                                          Limited          Limited          General
                                                        Partnership       Partnership     Partnership
(Dollars in thousands)                                    Capital           Capital         Capital           Total
------------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, December 31, 2005                       $     234,032    $      149,311    $    533,028    $     916,371
Reserve for anticipated withdrawals                          (21,818)          (14,114)        (77,827)        (113,759)
                                                      ---------------  ----------------  --------------  ---------------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, December 31, 2005                            212,214           135,197         455,201          802,612
Issuance of partnership interests                                  -             8,048          29,653           37,701
Redemption of partnership interests                           (2,805)          (18,236)         (4,427)         (25,468)
Income allocated to partners                                  25,342            28,665         236,458          290,465
Withdrawals and distributions                                 (1,503)          (25,315)       (136,551)        (163,369)
                                                      ---------------  ----------------  --------------  ---------------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, SEPTEMBER 29, 2006                            233,248           128,359         580,334          941,941
Reserve for anticipated withdrawals                          (23,839)           (3,349)        (28,559)         (55,747)
                                                      ---------------  ----------------  --------------  ---------------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, September 29, 2006                     $     209,409    $      125,010    $    551,775    $     886,194
                                                      ===============  ================  ==============  ===============

TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, DECEMBER 31, 2006                       $     229,270    $      137,503    $    636,606    $   1,003,379
Reserve for anticipated withdrawals                          (20,938)          (12,372)        (62,683)         (95,993)
                                                      ---------------  ----------------  --------------  ---------------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, December 31, 2006                            208,332           125,131         573,923          907,386

Issuance of partnership interests                            293,562            22,408           8,038          324,008
Redemption of partnership interests                           (5,587)             (612)              -           (6,199)
Income allocated to partners                                  65,440            35,566         300,757          401,763
Withdrawals and distributions                                 (1,985)          (32,556)       (186,756)        (221,297)
                                                      ---------------  ----------------  --------------  ---------------
TOTAL PARTNERSHIP CAPITAL
   SUBJECT TO MANDATORY
   REDEMPTION, SEPTEMBER 28, 2007                            559,762           149,937         695,962        1,405,661
Reserve for anticipated withdrawals                          (63,454)           (3,010)        (30,990)         (97,454)
                                                      ---------------  ----------------  --------------  ---------------
Partnership capital subject to mandatory
   redemption, net of reserve for anticipated
   withdrawals, September 28, 2007                     $     496,308    $      146,927    $    664,972    $   1,308,207
                                                      ===============  ================  ==============  ===============


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

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)


                                                                                                 Nine Months Ended
                                                                                      ----------------------------------------
                                                                                         September 28,         September 29,
(Dollars in thousands)                                                                       2007                   2006
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $                -   $               -
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Income before allocations to partners                                                         401,763             290,465
    Depreciation                                                                                   70,940              70,248
  Changes in assets and liabilities:

   Cash segregated under federal regulations                                                       87,806            (157,000)
   Securities purchased under agreements to resell                                               (537,000)           (101,000)
   Net receivable from/payable to customers                                                        55,747             212,614
   Net receivable from brokers, dealers and
    clearing organizations                                                                        (25,337)             (1,205)
   Receivable from mutual funds, insurance companies
    and other                                                                                     (17,444)            109,316
   Securities owned, net                                                                           46,925              37,097
   Other assets                                                                                     8,809              17,284
   Payable to depositors                                                                                -            (104,411)
   Accounts payable and accrued expenses                                                          (19,869)             33,565
   Accrued compensation and employee benefits                                                      41,720              46,488
                                                                                      -------------------- -------------------
   Net cash provided by operating activities                                                      114,060             453,461
                                                                                      -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                                           (81,134)            (56,344)
                                                                                      -------------------- -------------------
   Net cash used in investing activities                                                          (81,134)            (56,344)
                                                                                      -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Loans                                                                                            -              (6,500)
  Repayment of Federal Home Loan Bank advances, net                                                     -             (30,545)
  Repayment of long-term debt                                                                      (2,643)             (8,472)
  Repayment of subordinated debt                                                                  (23,200)            (45,700)
  Issuance of partnership interests                                                               324,008              37,701
  Redemption of partnership interests                                                              (6,199)            (25,468)
  Withdrawals and distributions from partnership capital                                         (317,290)           (277,128)
                                                                                      -------------------- -------------------
   Net cash used in financing activities                                                          (25,324)           (356,112)
                                                                                      -------------------- -------------------

   Net increase in cash and cash equivalents                                                        7,602              41,005

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                                             311,992             260,841
                                                                                      -------------------- -------------------
  End of period                                                                        $          319,594   $         301,846
                                                                                      ==================== ===================

Cash paid for interest                                                                 $           56,295   $          40,492
                                                                                      -------------------- -------------------



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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

              (Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests owned are accounted for under the equity method. The results of the Partnership's subsidiary in Canada for the nine months ended August 31, 2007 and 2006 are included in the Partnership's consolidated financial statements because of the timing of the Partnership's financial reporting process.

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


The results of operations for the nine months ended September 28, 2007 and September 29, 2006 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006.

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

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Since the Partnership is obligated to redeem a partner's capital after a partner's death, SFAS No. 150 requires all of the Partnership's equity capital to be classified as a liability. Income before allocations to partners prior to the issuance of the Statement was classified on the Partnership's statement of income as net income. These allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the nine month periods ended September 28, 2007 and September 29, 2006. The financial statement presentations required to comply with GAAP do not alter the Partnership's treatment of income, income allocations or equity capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,308,207 consists of $496,308 of limited partnership capital issued in $1,000 units, $146,927 of subordinated limited partnership capital and $664,972 of general partnership capital as of September 28, 2007. The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $28,072 and $11,849 for the nine months ended September 28, 2007 and September 29, 2006, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

Subordinated limited partnership capital is held by current and former general partners of the Partnership. Subordinated limited partners receive a varying percentage of the net income of the Partnership based on their capital invested. Subordinated limited partner capital is subordinated to the limited partnership capital.

NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the New York Stock Exchange, Inc. ("NYSE"). Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.

At September 28, 2007, Edward Jones's Net Capital of $605.0 million was 32.8% of aggregate debit items and its Net Capital in excess of the minimum required was $568.1 million. Net capital and the related capital percentages may fluctuate on a daily basis.

At September 28, 2007, the Partnership's foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

COMMITMENTS

The Partnership has executed a construction agreement for the construction of a 200,000 square foot building and related parking garage on land it owns at its St. Louis, Missouri North Campus location. The building and garage are expected to be completed by November 2008. The Partnership estimates that the total cost for construction of the office building and the garage will be approximately $66.0 million. As of September 28, 2007, the Partnership has executed $49.3 million in subcontract commitments related to the construction agreement. The Partnership plans to finance approximately 75% of the office and garage facility with loans secured by the facilities with the remaining 25% financed from the Partnership's existing capital resources. The Partnership has not yet obtained commitments for such financing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006

For the third quarter of 2007, net revenue increased 24% ($201.2 million) to $1.03 billion, while income before allocations to partners increased 32% ($31.3 million) to $128.1 million. The Partnership's profit margin based on income before allocations to partners increased to 12.2% in the third quarter of 2007, from 11.5% in the third quarter of 2006. The Partnership's net revenue increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 798 financial advisors during the twelve months ended September 28, 2007, ending the quarter with 10,919 financial advisors, an increase of 8% from 10,121 as of September 29, 2006.

TRADE REVENUE

Trade revenue comprised 56% of net revenue for the third quarter of 2007, up from 55% for the third quarter of 2006. Conversely, net fee revenue comprised 44% for the third quarter of 2007, down from 45% in the third quarter of 2006.

Trade revenue of $572.8 million increased 26% ($119.3 million) during the third quarter of 2007 compared to the same period in the prior year. Trade revenue increased primarily due to an increase in customer dollars invested when compared to the third quarter of 2006. Total customer dollars invested were $24.7 billion during the third quarter of 2007, a 23% ($4.7 billion) increase from the third quarter of 2006. The Partnership's margin earned on each $1,000 invested increased to $23.20 for the third quarter of 2007 from $22.30 in 2006.

Commissions revenue increased 19% ($70.5 million) for the third quarter of 2007 to $444.9 million. Customers invested $15.3 billion in commission generating transactions in the third quarter of 2007 compared to $12.7 billion in the third quarter of 2006, a 20% increase. Revenue from mutual fund commissions increased 18% ($45.1 million) and insurance commissions increased 33% ($18.4 million), which together represented 90% of the increase in commissions revenue. The following table summarizes commissions revenue quarter over quarter:

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


                                       Quarter ended (in millions)
                             ----------------------------------------------
                                   September 28,          September 29,           %
                                       2007                   2006              Change
                             ----------------------- ----------------------  ------------
Mutual funds                  $               290.7   $              245.6            18
Equities                                       79.6                   72.6            10
Insurance                                      74.5                   56.1            33
Corporate bonds                                 0.1                    0.1             -
                             ----------------------- ----------------------  ------------
                              $               444.9   $              374.4            19
                             ======================= ======================  ============


Principal transactions revenue increased 58% ($42.9 million) to $117.2 million during the third quarter of 2007 due primarily to an increase in customer dollars invested. Customers invested $9.1 billion in principal transactions in the third quarter of 2007 compared to $7.0 billion in the third quarter of 2006, an increase of 30%. The Partnership's margin earned on principal transactions on each $1,000 invested increased to $12.60 during the third quarter of 2007 from $10.10 during the third quarter of 2006 primarily due to a shift to higher margin, longer maturity fixed income products from lower margin, shorter maturity certificates of deposit. Revenue from corporate bonds increased 52% ($15.0 million), municipal bonds increased 106% ($22.3 million), unit investment trust increased 15% ($.5 million), collateralized mortgage obligations increased 23% ($.8 million), and certificates of deposit increased 8% ($0.9 million), and government bonds increased 54% ($3.3 million). Increased revenue from corporate bonds and municipal bonds represent 87% of the increase in principal transactions revenue. The increase was due to strong supply and higher yield spreads for investment grade municipal and corporate bonds. The following table summarizes principal transaction revenue quarter over quarter:

                                                          Quarter ended (in millions)
                                                ----------------------------------------------
                                                     September 28,           September 29,           %
                                                         2007                    2006              Change
                                                ---------------------- -----------------------  ------------
Corporate bonds                                  $               43.6   $                28.6            52
Municipal bonds                                                  43.4                    21.1           106
Certificates of deposit                                          12.6                    11.7             8
Government bonds                                                  9.4                     6.1            54
Collateralized mortgage obligations                               4.3                     3.5            23
Unit investment trusts                                            3.9                     3.4            15
                                                ---------------------- -----------------------  ------------
                                                 $              117.2   $                74.4            58
                                                ====================== =======================  ============


Investment banking revenue increased 124% ($5.9 million) during the third quarter of 2007 to $10.7 million, due primarily to an increase in municipal offerings in the current quarter.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


NET FEE REVENUE

Net fee revenue, which is fee revenue net of interest expense, increased 22% ($82.0 million) to $459.2 million during the third quarter of 2007. Asset fees increased 29% ($63.4 million) to $282.5 million due primarily to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees coupled with net new money flowing into these products. Average customer mutual fund, insurance, and money market assets increased $74.6 billion or 27% to $352.2 billion in the third quarter of 2007 compared to $277.6 billion in the third quarter of 2006.

Account and activity fees of $112.3 million increased 20% ($18.8 million) quarter over quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 10% ($5.5 million) to $63.1 million, due to a 15% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. Offsetting the increase in mutual fund sub-transfer agent fees was a $2.5 million (54%) decrease in fees received from sub-transfer agent services related to money market accounts due to a reduction in the number of money market accounts for which the Partnership provides sub-transfer agent services. Other revenue of $5.7 million decreased 62% ($9.1 million) quarter over quarter primarily due to an $8.1 million gain from the sale of banking assets by the Partnership's banking subsidiary recognized in the third quarter of 2006.

Net interest and dividend income increased 18% ($8.9 million) to $58.7 million during the third quarter of 2007 due primarily to an increase in overnight and short-term investing activities. Interest income increased 24% ($15.4 million) to $78.6 million during the third quarter of 2007 due to investing increased liquidity from customer credit balances and investing the proceeds from a Limited Partnership offering, which closed on January 2, 2007. The average funds invested in cash equivalents and securities purchased under agreements to resell during the third quarter of 2007 was $2.2 billion, compared to $705.4 million in the third quarter of 2006. The average rate earned on these investments decreased to 5.08% during the third quarter of 2007 from 5.18% during the third quarter of 2006. The increase in interest income from short-term and overnight investing was offset by reduced interest income from customer loans, which decreased 11% ($5.4 million). The average rate earned on customer loan balances decreased to approximately 9.06% during the third quarter of 2007 from approximately 9.12% during the third quarter of 2006. Average customer loan balance decreased 11% ($222.5 million) to $1.9 billion. Generally, the average interest rate earned on the Partnership's interest bearing assets was negatively impacted by the turmoil in the credit markets and the Federal Reserve's reduction in its target Federal Funds Rate from 5.25% to 4.75% in the third quarter 2007. In addition, interest expense increased 48% ($6.5 million) to $20.0 million during the third quarter of 2007 due to increased 7.5% guaranteed payments on the additional Limited Partnership interests outstanding during the quarter.

Operating expenses increased 23% ($169.9 million) to $903.9 million during the third quarter of 2007. Compensation and benefits costs increased 29% ($143.6 million) to $637.5 million. Within compensation and benefits costs, sales compensation increased 27% ($69.6 million) due to increased revenues. Additionally, financial advisor salary and subsidy increased 49% ($11.2 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 84% ($45.5 million). Headquarters and branch payroll expense increased 11% ($17.1 million) due to increased salary and medical costs for existing and additional personnel support as the Partnership grows its sales force. This was offset by a $7.3 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the offering of limited partnership interests. On a full time equivalent basis, the Partnership had 4,659 headquarters associates and 11,165 branch staff associates as of September 28, 2007, compared to 4,168 headquarters associates and 10,526 branch staff associates as of September 29, 2006.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Legal expenses decreased 52% ($4.9 million) during the third quarter of 2007 due to reduced legal expense accruals associated with legal and regulatory matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on regulatory and legal matters). Other operating expenses increased 34% ($10.9 million) during the third quarter of 2007 primarily due to increased travel and entertainment costs, professional and consulting expense and Managed Account Program ("MAP") money manager expense due to increased MAP assets and related revenues.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006

For the first nine months of 2007, net revenue increased 19% ($489.2 million) to $3.048 billion, while income before allocations to partners increased 38% ($111.3 million) to $401.8 million. The Partnership's profit margin based on income before allocations to partners increased to 12.9% for the first nine months of 2007, from 11.2% in the first nine months of 2006. The Partnership's net revenue increased primarily due to increased customer dollars invested (the principal amount of customers' buy and sell transactions, which, in general, individually generate more than $50 (fifty dollars) in trade revenue), growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and costs associated with the continued expansion and enhancement of the Partnership's branch office network.

TRADE REVENUE

Trade revenue comprised 56% of net revenue for the first nine months of 2007, down from 57% for the first nine months of 2006. Conversely, net fee revenue comprised 44% for the first nine months of 2007, up from 43% in the corresponding period.

Trade revenue of $1.720 billion increased 18% ($257.2 million) during the first nine months of 2007 compared to the same period in the prior year. Trade revenue increased due primarily to an increase in customer dollars invested when compared to the first nine months of 2006. Total customer dollars invested were $72.8 billion during the first nine months of 2007, a 17% ($10.8 billion) increase from the first nine months of 2006. The Partnership's margin earned on each $1,000 invested increased to $23.60 for the first nine months of 2007 from $23.40 in 2006.

Commissions revenue increased 15% ($185.7 million) for the first nine months of 2007 to $1,417.6 million. Commissions revenue increased year over year due primarily to a 18% ($7.6 billion) increase in customer dollars invested to $49.1 billion. This increase is offset by a decrease in the Partnership's margin earned which decreased to $12.90 on each $1,000 invested during the first nine months of 2007, compared to $12.96 for the first nine months of 2006. Underlying the increase in commissions revenues, mutual fund commissions increased 18% ($146.5 million) and insurance commissions increased 20% ($34.3 million). The following table summarizes commissions revenue year over year:

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


                                           Nine Months ended (in millions)
                                   ----------------------------------------------
                                        September 28,           September 29,           %
                                            2007                    2006              Change
                                   ---------------------- -----------------------  ------------
Mutual funds                        $              973.0   $               826.5            18
Equities                                           242.4                   237.5             2
Insurance                                          201.7                   167.4            20
Corporate bonds                                      0.5                     0.5             -
                                   ---------------------- -----------------------  ------------
                                    $            1,417.6   $             1,231.9            15
                                   ====================== =======================  ============


Principal transactions revenue increased 35% ($72.6 million) to $281.2 million during the first nine months of 2007 due primarily to an increase in customer dollars invested and an increase in the margin earned. Customers invested $23.1 billion in principal transactions in the first nine months of 2007 compared to $19.9 billion in the first nine months of 2006. The Partnership's margin earned on principal transactions on each $1,000 invested increased to $11.90 during the first nine months of 2007 from $10.50 during the first nine months of 2006 primarily due to a shift into higher margin fixed income products from lower margin certificates of deposit. Revenue from corporate bonds increased 48% ($33.8 million), municipal bonds increased 47% ($31.2 million,), certificates of deposit increased 7% ($2.3 million) and government bonds increased 11% ($2.0 million). Increased revenue from corporate bonds and municipal bonds represent 90% of the increase in principal transactions revenue. The increase was due to strong supply and higher yield spreads for investment grade municipal and corporate bonds. The following table summarizes principal transaction revenue year over year:

                                                      Nine Months ended (in millions)
                                              ----------------------------------------------
                                                    September 28,          September 29,            %
                                                        2007                   2006               Change
                                              ----------------------- ----------------------   ------------
Corporate bonds                                $               104.5   $               70.7             48
Municipal bonds                                                 97.5                   66.3             47
Certificates of deposit                                         34.3                   32.0              7
Government bonds                                                21.0                   19.0             11
Unit investment trusts                                          12.0                   10.5             14
Collateralized mortgage obligations                             11.9                   10.1             18
                                              ----------------------- ----------------------   ------------
                                               $               281.2   $              208.6             35
                                              ======================= ======================   ============

Investment banking revenue decreased 5% ($1.1 million) during the first nine months of 2007 to $21.3 million, due primarily to a decrease in municipal bond offerings.

NET FEE REVENUE

Net fee revenue, which is fee revenue net of interest expense, increased 21% ($232.0 million) to $1,328.2 million during the first nine months of 2007. Asset fees increased 26% ($169.1 million) to $807.4 million due primarily to the favorable impact of market conditions on customers' mutual fund and insurance assets generating asset fees coupled with net new money flowing into these products. Average customer mutual fund, insurance, and money market assets increased 25% ($66.7 billion) to $334.0 billion in the first nine months of 2007 compared to $267.3 billion in the first nine months of 2006.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Account and activity fees of $326.5 million increased 17% ($48.4 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 9% ($15.4 million) to $184.0 million. The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 15%. Offsetting the increase in mutual fund sub-transfer agent fees is a $6.7 million (50%) decrease in fees received from sub-transfer agent services related to money market accounts due to a reduction in the number of money market accounts for which the Partnership provides sub-transfer agent services. Other revenue of $19.1 million decreased 46% ($16.4 million) year over year. The decrease between years is primarily attributable to $20 million in gains in 2006 that did not recur in 2007. Included in 2006 are gains from three sources ($8.1 million from the sale of banking assets by the Partnership's banking subsidiary; $5.1 million from the exchange of the Partnership's NYSE membership for shares in Archipelago in connection with the NYSE's initial public offering; and $6.5 million from the sale of the Partnership's interest in the investment advisor to the Federated Capital Income Fund).

Net interest and dividend income increased 21% ($31.0 million) to $175.1 million during the first nine months of 2007 due primarily to an increase in overnight and short-term investing activities and an increase in interest rates. Interest income increased 26% ($48.4 million) to $235.3 million during the first nine months of 2007 due to increased interest rates, customer credit balances, and investing the proceeds from a Limited Partnership offering, which closed on January 2, 2007. The average funds invested in cash equivalents and securities purchased under agreements to resell during the first nine months of 2007 was $2.2 billion, compared to $622.0 million in the first nine months of 2006. The average rate earned on these investments increased to 5.16% during the first nine months of 2007 from 4.82% during the first nine months of 2006. These increases were offset by reduced interest income from customer loans, which decreased 10% ($13.8 million). While the average rate earned on customer loan balances increased due to the increase in short-term interest rates during the past year to approximately 9.11% during the first nine months of 2007 from approximately 8.74% during the first nine months of 2006, the average customer loan balance decreased 13% ($291.8 million) to $1.9 billion. In addition, interest expense increased 41% ($17.4 million) to $60.2 million during the first nine months of 2007 due to increased 7.5% guaranteed payments on the additional Limited Partnership interests outstanding during the period.

Operating expenses increased 17% ($377.9 million) to $2.647 billion during the first nine months of 2007. Compensation and benefits costs increased 22% ($328.2 million) to $1.856 billion. Within compensation and benefits costs, sales compensation increased 21% ($171.2 million) due to increased revenues. Additionally, financial advisor salary and subsidy increased 44% ($27.9 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin increased 50% ($95.1 million). Headquarters payroll expense increased 3.1% ($6.7 million) in the first nine months of 2007. While salary and medical costs for personnel continued to increase due to higher salary and staffing levels, this increase was offset by a $21.9 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the offering of limited partnership interests. Branch payroll expense increased 11% ($28.0 million) to $274.3 million due to increased salary and medical costs for existing personnel and additional support in the branches as the Partnership increased its network of financial advisors.

Communications and data processing expense increased 9% ($17.5 million) to $223.4 million in the first nine months of 2007 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


communications network for its branches from a satellite network. Through September 28, 2007, substantially all branches have been converted to the new communications network. Other operating expenses increased 28% ($27.8 million) primarily due to increased travel and entertainment costs, professional and consulting expense and MAP money manager expense due to increased MAP assets and related revenues.

Legal expenses decreased 89% ($34.5 million) during the first nine months of 2007 due to reduced legal expense accruals associated with legal and regulatory matters and the reversal of previously established expense accruals. The Partnership reversed approximately $9.5 million of legal expense accruals established prior to 2007 due to the final determination and refund of sales loads to current and former customers that were improperly imposed in prior years pertaining to certain mutual fund Net Asset Value transfer programs. The Partnership refunded approximately $19.0 million including interest to 21,000 current and former customers which was charged against previously established legal expense accruals. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussion on legal matters and regulatory settlements.

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

The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in the first nine months of 2007 and 65% in the first nine months of 2006. The Partnership derived 29% of its total revenue for the first nine months of 2007 and 30% of its total revenue for the first nine months of 2006 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at September 28, 2007, excluding the reserve for anticipated withdrawals, was $1.3 billion, compared to $907.4 million at December 31, 2006. The increase is primarily due to the retention of General Partner earnings ($83.0 million) and the issuance of limited partner, subordinated limited partner and general partner interests ($293.6 million, $22.4 million and $8.0 million, respectively), offset by redemption of limited partner and subordinated limited partner interests ($5.6 million and $0.6 million, respectively).

At September 28, 2007, the Partnership had $319.6 million in cash and cash equivalents. In addition, the Partnership had $952.0 million in securities purchased under agreements to resell, which have maturities of less than one week. Also, the Partnership had $1.225 billion in cash segregated under federal regulations, which was not available for general use. Lines of credit are in place aggregating $1.24 billion ($1.14 billion of which is through uncommitted lines of credit) where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans). In the first nine months of 2007, there was only one overnight draw of $106 million against these lines of credit. There were no amounts drawn on these lines of credit in the first nine months of 2006. No amounts were outstanding under these lines at September 28, 2007 and September 29, 2006.

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

The Partnership has executed a construction agreement for the construction of a 200,000 square foot building and related parking garage on land it owns at its St. Louis, Missouri North Campus location. The building and garage are expected to be completed by November 2008. The Partnership estimates that the total cost for construction of the office building and the garage will be approximately $66.0 million. As of September 28, 2007, the Partnership has executed $49.3 million in subcontract commitments related to the construction agreement. The Partnership plans to finance approximately 75% of the office and garage facility with loans secured by the facilities with the remaining 25% financed from the Partnership's existing capital resources. The Partnership has not yet obtained commitments for such financing.

For the nine months ended September 28, 2007, cash and cash equivalents increased $7.6 million to $319.6 million. Cash provided by operating activities was $114.1 million. The primary sources of cash provided by operating activities include income before allocations to partners adjusted for depreciation expense, decreases in cash segregated under federal regulations, net receivable from/payable to customers, securities owned and other assets and an increase in accrued compensation and employee benefits. These increases to cash and cash equivalents were partially offset by increases in securities purchased under agreements to resell, net receivables from brokers, dealers and clearing organizations, receivable from mutual funds, insurance companies and other along with a decrease in accounts payable and accrued expenses. Cash used in investing activities was $81.1 million consisting of capital expenditures supporting the growth of the Partnership's operations. Cash used in financing activities was

                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


$25.3 million, consisting primarily of partnership withdrawals and distributions ($317.3 million), redemption of partnership interests ($6.2 million) and repayment of subordinated debt ($23.2 million), offset by the issuance of partnership interests ($324.0 million). Included in the issuance of partnership interests were $294 million of limited partner interests that were issued to employees of the Partnership on January 2, 2007.

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At September 28, 2007, Edward Jones's Net Capital of $605.0 million was 32.8% of aggregate debit items and its Net Capital in excess of the minimum required was $568.1 million. Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies". The Partnership regularly monitors its exposures for potential losses. The Partnership's total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership's experience and discussions with legal counsel.

The Partnership's periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

The Partnership enters into lease agreements for certain headquarters facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At September 28, 2007, amounts receivable from customers were $1.951 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $20.8 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $41.5 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no changes in the Partnership's exposure to market risk and changes in interest rates during the nine months ended September 28, 2007 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2007:

Revenue Sharing Class Action - The Partnership was sued in nine civil class actions that were eventually consolidated into three proceedings namely: (1) Bressler, et al. v. Edward D. Jones & Co., (2) Spahn IRA, et al. v. Edward D. Jones & Co., and (3) Enriquez et al. v. Edward D. Jones & Co., L. P. In August 2006, the Partnership announced a preliminary settlement agreement to resolve all three groups of lawsuits. Each of the suits claimed that the Partnership failed to adequately disclose its revenue sharing arrangements with certain designated preferred mutual fund families. Hearings for final approval of the settlement were conducted on October 18, 2007, with final approval given October 25, 2007 in the federal court case (Spahn) and October 29, 2007 in the state action (Enriquez). Pursuant to the foregoing approved settlement, the Bressler action has been dismissed. Objectors have a right to appeal for 30 days after final approval. For a more detailed description of the settlement, see Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The final stipulation of settlement is included as Exhibit 10.1 in this filing of the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2007.

Wage and Hour Class Action - On September 28, 2007, Edward D. Jones & Co., L.P. ("Edward Jones"), a subsidiary of The Jones Financial Companies, L.L.L.P., ("the Partnership") entered into definitive settlement agreements (the "Settlement Agreements") related to several class action lawsuits filed against Edward Jones pending in the United States District Court for the Northern District of California and the United States District Court for the Western District of Pennsylvania. The parties executed and filed formal stipulations with the United States District Court for the Northern District of California and the United States District Court for the Western District of Pennsylvania on September 28, 2007. An amended stipulation was filed in the United States District Court for the Western District of Pennsylvania on October 4, 2007. The settlement agreements are subject to preliminary and final court approval.

In general, each of these cases alleged that Edward Jones: (1) failed to pay overtime; (2) improperly made wage deductions; (3) failed to properly reimburse business-related expenses; and (4) failed to provide meal and rest breaks under state or federal law to individuals employed as Edward Jones Investment Representatives, Financial Advisors, and/or salaried or commissioned Financial Advisor Trainees in the United States during the relevant class periods. While the defendant denies these allegations, the Settlement Agreements with the plaintiffs and putative classes in the class actions (the "Settlement Classes") provide for the release of all claims, debts, and causes of action related to unpaid overtime, wage deductions, reimbursement of business-related expenses, penalties, meal and rest break damages, frequency of pay, wage statements, manner of payment, record keeping, and other relief arising from such matters.

There are two Settlement Agreements: the first resolves the claims of a California Class and the second resolves the claims of individuals in all states except California (i.e. the Non-California Class). The Settlement Classes provided for by these Agreements will consist of all individuals who are (or were) employed by Edward Jones in the position of Financial Advisor, a/k/a Investment Representative and/or salaried or commissioned Financial Advisor Trainee in the United States during the relevant class periods, including any limited partners who hold such positions, and all current and former general partners who were in such positions during the class periods for the time period before they became general partners. The class periods are as follows: California at any time between October 20, 2001 and the date of preliminary approval, Pennsylvania at any time between March 16, 2003 and the date of preliminary approval, Ohio at any time between November 27, 2003 and the date of preliminary approval, New York

                          PART II. OTHER INFORMATION



at any time between December 11, 2000 and the date of preliminary approval, and all other states at any time between August 16, 2003 and the date of preliminary approval.

Edward Jones agreed to pay $21.0 million to settle the claims of the California Class (the "California Fund") and up to a maximum of $19.0 million to settle claims of the Non-California Class (the "Non-California Fund"). The California Fund, including all interest thereon, shall be a common fund that will not be the separate property of Edward Jones and will not revert to Edward Jones, from which all claims of the California Class, as well as attorney's fees, litigation expenses, enhancements and claims administration fees and costs associated with the California Class shall be paid. The Non-California Fund will be made on a claims-made basis with unclaimed funds to remain the property of Edward Jones. The Non-California Fund will include attorney's fees, litigation expenses, enhancements, administrative costs, and any other fees or costs associated with the settlement. The cost of the settlements will be charged against previously established legal expense accruals and will not have any impact on the Partnership's 2007 financial results.

In Re Estate of Florence M. Wilkison and John E. Wilkison, Jr., Executor v. Robert E. Bell, William E. Hood and Edward D. Jones & Co., L.P. - In August of 2007, Plaintiff filed suit in the Seventh Circuit Court for Davidson County Tennessee Probate Division against Edward D. Jones & Co., L.P., Edward Jones Financial Advisor William E. Hood, and accountant Robert E. Bell. The suit claims that Bell and Hood converted decedent's property for their own use and benefit. Plaintiff currently alleges approximately $2 million in damages.

While conducting an internal investigation into Plaintiff's allegations, other Edward Jones clients have come forward with similar allegations. Edward Jones continues its investigation.

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

ITEM 6. EXHIBITS

Exhibit
Number         Description
    3.1*       Sixteenth Amended and Restated Agreement of Registered Limited
               Liability Limited Partnership of The Jones Financial Companies,
               L.L.L.P., dated as of May 12, 2006, incorporated by reference to
               Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 2006.

    3.2*       Sixteenth Restated Certificate of Limited Partnership of the Jones
               Financial Companies, L.L.L.P., dated as of July 11, 2007, as amended.

    3.3*       Form of Limited Partnership Agreement of Edward D. Jones & Co., L.P.,
               incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    10.1       Stipulation of Settlement of Class Actions dated December 11, 2006 and
               Amendment to Stipulation of Settlement of Class Actions dated July 1, 2007

    31.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

    31.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

    32.1       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

    32.2       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


* Incorporated by reference to previously filed exhibits.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  THE JONES FINANCIAL COMPANIES, L.L.L.P.
                            ----------------------------------------------------
                                    (Registrant)

Date: November 9, 2007             /s/ James D. Weddle
                            ----------------------------------------------------
                                       James D. Weddle, Chief Executive Officer

Date: November 9, 2007             /s/ Steven Novik
                            ----------------------------------------------------
                                       Steven Novik, Chief Financial Officer