Form 10-K
period 2007-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2008-03-28
CIK 815917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K

(Mark One)
[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
                                                        ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
    Title of each class                                on which registered
    -------------------                               ---------------------

          NONE                                               NONE
-----------------------------                   --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES [ ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[ ] NO [X]

As of March 28, 2008, there were no voting securities held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE  None

                                    PART I

ITEM 1. BUSINESS

The Jones Financial Companies, L.L.L.P. ("the Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri. Unless expressly stated otherwise or the context otherwise requires, the terms "Registrant" and "Partnership" refer to The Jones Financial Companies, L.L.L.P. and any or all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, the organization date of Edward D. Jones & Co., L.P. ("Edward Jones"), the Partnership's principal subsidiary. Edward Jones was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.L.L.P.

The Partnership's principal operating subsidiary, Edward Jones, is a registered broker-dealer primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its clients. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a member firm of the New York, Chicago and London stock exchanges, a participating organization in the Toronto stock exchange and is a registered broker-dealer with the Financial Industry Regulatory Authority, Inc. ("FINRA").

As of February 29, 2008, the Partnership was composed of 326 general partners, 11,220 limited partners and 187 subordinated limited partners.

ORGANIZATIONAL STRUCTURE

At December 31, 2007, the Partnership was organized as follows: The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., and 100% of the outstanding common stock of LHC, Inc. ("LHC"), each of which is a Missouri corporation. EDJ Holding Company, Inc. and LHC, Inc. are the sole general partners of Edward D. Jones & Co., L.P. ("Edward Jones") and EDJ Leasing Co., L.P. ("Leasing"), respectively. The Partnership also holds all of the limited partnership equity of Edward D. Jones & Co., L.P., and EDJ Leasing Co., L.P., each of which is a Missouri limited partnership. The Partnership owns 100% of the equity of Edward Jones Trust Company ("EJTC").

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

Edward Jones owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company. EJ Mortgage L.L.C. owns 49.9% of Edward Jones Mortgage, a joint venture. Edward Jones owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation. Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P. CIP Management, L.P. is the managing general partner of Community Investment Partners II, L.P., Community Investment Partners III, L.P., L.L.L.P., Community Investment Partners IV,

                                    PART I

L.P., L.L.L.P. and Community Investment Partners V, L.P., L.L.L.P., business development companies. Edward Jones holds all of the limited partnership equity in a Missouri limited partnership, EDJ Ventures, Ltd. Conestoga Securities, Inc., is the general partner of EDJ Ventures, Ltd. Edward Jones owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund. Edward Jones owns 8% of the Customer Account Protection Company Holdings, Inc. ("CAPCO"), a captive insurance group.

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

During 2004, S-J Capital Corp., a Missouri Corporation of which Edward Jones owned 50% of the issued common stock was dissolved.

During 2006, the Edward Jones affiliates, Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd. and Unison Capital Corp., Inc. were dissolved. The Edward Jones affiliate, Passport Research II Ltd. was sold. The Partnership's subsidiary Boone National Savings and Loan Association F.A., was renamed Edward Jones Trust Company.

During 2007, an Edward Jones affiliate, Edward Jones Insurance Agency of Wyoming, LLC, was dissolved.

                                    PART I

REVENUES BY SOURCE. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

                                                        2007            2006            2005
-------------------------------------------------------------------------------------------------
Commissions
  Mutual funds                                       $ 1,257,939     $ 1,109,905     $ 1,035,330
  Listed securities                                      271,014         259,676         260,369
  Insurance                                              272,352         232,281         210,887
  Over-the-counter securities                             56,882          61,818          62,307
Asset fees                                             1,098,621         877,771         716,904
Account and activity fees                                441,027         378,905         335,105
Principal transactions                                   384,609         267,038         238,884
Interest and dividends                                   309,357         253,607         209,734
Investment banking                                        34,723          32,505          32,892
Other revenue                                             20,343          44,249          94,038
                                                    -------------   -------------   -------------
  Total revenue                                      $ 4,146,867     $ 3,517,755     $ 3,196,450
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

The Partnership also earns revenue sharing from certain mutual fund and insurance vendors. The revenue sharing agreements vary, with the investment advisers or distributors of some products providing a percentage of average assets held by the Partnership's customers or the revenue sharing agreement may pay the Partnership a flat dollar amount. (See Item 3 - Legal Proceedings for the current status of revenue sharing litigation as it relates to the Partnership.)

The Partnership does not manage any mutual funds, although it is a limited partner of Passport Research, Ltd., an advisor to a money market mutual fund. The Partnership does not have management responsibility for the advisor. Revenue from this source is primarily based on customer assets in the funds.

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

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services. Such fees are received for maintaining customer account information and providing other administrative services for the mutual funds. Edward Jones is also the custodian for its IRA accounts and charges customers an annual fee for its services. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors, which are based on a specified number of basis points on the Partnership's current year fund sales. The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and a co-branded credit card with a major credit card company. In addition, the Partnership earns transaction fee revenue relating to customer purchases and sales of securities.

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

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes. The Partnership records transactions and posts its books on a daily basis. The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various customer account information, and cash and security receipts functions. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations ("SROs").

The Partnership clears and settles virtually all of its listed and over-the-counter equities, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through the National Securities Clearing Corporation ("NSCC"), Fixed Income Clearing Corporation ("FICC") and Depository Trust Company ("DTC"), which are located in New York, New York.

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

The Partnership's United Kingdom operation clears and settles virtually all of its listed transactions through Euroclear UK & Ireland, ("Euroclear"). Euroclear effects clearing of securities on the London Stock Exchange. In conjunction with clearing and settling transactions with Euroclear, the Partnership's United Kingdom operation holds customer securities on deposit with Euroclear in lieu of maintaining physical custody of the certificates. The Partnership's United Kingdom operation also uses DTC for custody of United States securities, a major independent brokerage firm for custody of non-United Kingdom and non-United States securities, and individual unit trust vendors for custody of unit trust holdings.

As the carrying broker in Canada, NBCN handles the routing and settlement of customer transactions. Transactions are settled through the Canadian Depository for Securities ("CDS"), of which NBCN is a member. CDS effects clearing of securities on the Toronto, Montreal and TSX Venture stock exchanges. Customer securities on deposit are also held with CDS.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC, DTC, Euroclear, NBCN, and CDS. Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership's customers.

Broadridge Financial Solutions, Inc. along with its U.S. business, Securities Processing Solutions, U.S. and its international business, Securities Processing Solutions, International and NBCN provide automated data processing services for customer account activity and related records for the United States, United Kingdom and Canada, respectively.

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

Customers are protected from the loss of securities and cash in the event of a firm insolvency by the Securities Investors Protection Corporation ("SIPC") in the United States, Financial Services Compensation Scheme ("FSCS") in the United Kingdom and Canadian Investor Protection Fund ("CIPF") in Canada, and through excess coverage maintained by the Partnership in the United States and the United Kingdom. Excess SIPC and excess FSCS coverage is provided by Customer Asset Protection Company ("CAPCO"), of which the Partnership is an 8% owner. SIPC provides protection for customer accounts for up to $500,000, including up to $100,000 for cash claims. FSCS covers 100% of the first (pound)30,000 and 90% for the next (pound)20,000, for a maximum protection of (pound)48,000 for all investment business. CAPCO protects each client's account net equity in excess of the SIPC and FSCS coverage. CIPF limits coverage to CAD$1,000,000 in total, which can be any combination of securities and cash.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. Although the possibility of securities thefts is a risk of the industry, the Partnership has not had, to date, a significant problem with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

EMPLOYEES. Including its 326 general partners, the Partnership has approximately 38,100 full and part-time employees. This includes 11,292 financial advisors as of February 29, 2008. The Partnership's financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-registered employees on a discretionary basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50,000,000, subject to a $2,000,000 deductible provision per occurrence.

The Partnership maintains an initial training program for prospective financial advisors that spans four months which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office. During the first phase, the trainee spends 60 days studying Series 7 examination materials and taking the examination. Subsequently, the trainee prepares for and takes either the Series 66 or 63 examinations. After passing the requisite examinations, trainees spend one week in a comprehensive training program in one of the Partnership's headquarter training facilities followed by three weeks at their designated location to conduct market research and prepare for opening the office. The trainee then spends six weeks of on-the-job training in a branch location reviewing investments, office procedures and understanding client needs. Next, the trainee returns to his or her designated location for one week to continue building a prospect base. One final week is then spent in a headquarter training facility to complete the initial training program. Four months later, the financial advisor attends an additional training class in a headquarter location, and subsequently, Edward Jones offers periodic continuing training to its experienced financial advisors for the entirety of their career. Training programs for the more experienced financial advisors focus on meeting client needs and effective management of the branch office.

                                    PART I

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

BRANCH OFFICE NETWORK. The Partnership operates 10,191 branch offices as of February 29, 2008, primarily staffed by a single financial advisor and a branch office assistant. The Partnership operates 9,336 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs. The Partnership also operates in Canada (through 605 offices as of February 29, 2008) and the United Kingdom (through 250 offices as of February, 29, 2008).

COMPETITION. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time. There is intense competition among firms for financial advisors with good sales production records. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its financial advisors, although the Partnership believes that its rate of turnover of financial advisors is not higher than that of other firms comparable to the Partnership.

REGULATION. The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC. Much of the regulation of broker-dealers has been delegated to SROs, principally FINRA. FINRA is the securities industry's new self-regulated body as a result of the consolidation of the NASD and NYSE Member Regulation effective July 30, 2007, which has been designated by the SEC as the Partnership's primary regulator. FINRA adopts rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Partnership's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Edward Jones or an affiliate is registered as a broker-dealer in all 50 states, Puerto Rico, Canada and the United Kingdom. Edward Jones conducts business in Canada through a subsidiary partnership which is regulated by the Investment Dealers Association of Canada and in the United Kingdom through a subsidiary which is regulated by the Financial Services Authority. EJTC is subject to regulation by the Office of Thrift Supervision.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, customer payment and margin requirements, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and SROs, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers. In recent years, the Partnership has been the subject of significant regulatory actions by various agencies that have the authority to regulate its activities (See Item 3 - Legal Proceedings for more information).

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

The firm has other operating subsidiaries, including EJTC and broker-dealer subsidiaries in Canada and the United Kingdom. These wholly owned subsidiaries are required to maintain specified levels of liquidity and capital standards. Each subsidiary was in compliance with the applicable capital requirements in the jurisdictions in which they operate during the years ended December 31, 2007 and 2006.

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

NATURE OF BUSINESS -- THE PARTNERSHIP IS IN THE SECURITIES INDUSTRY, WHICH IS SUBJECT TO DRAMATIC AND UNPREDICTABLE SWINGS THAT HAVE HAD AND, COULD IN THE FUTURE HAVE, A SIGNIFICANT NEGATIVE EFFECT ON REVENUES AND PROFITABILITY.

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

OPERATIONAL SYSTEMS -- THE PARTNERSHIP RECENTLY REPLACED ITS SATELLITE BASED COMMUNICATIONS SYSTEMS AND IS ENGAGED IN OTHER SIGNIFICANT TECHNOLOGY INITIATIVES WHICH WILL BE COSTLY AND COULD LEAD TO DISRUPTIONS; ANY SUBSTANTIAL DISRUPTION TO THESE SYSTEMS COULD LEAD TO FINANCIAL LOSS AND HARM RELATIONS WITH CLIENTS.

The business is highly dependent on the ability to process, on a daily basis, a large number of transactions. Consequently, there is reliance on the mainframe system and client server based computer system, communications, and software systems. In order to support the Partnership's branch offices at current and projected growth rates, and to achieve the speed, response time and level of access to the Internet that our financial advisors desire, these systems are being updated. As of December 31, 2007, all branch offices have been converted to a new terrestrial communications network from a satellite network. In addition to the new terrestrial communication network, the Partnership anticipates a significant upgrade or replacement to branch video and telephony systems. The Partnership has not yet finalized the specific design and solution for replacing the video and telephony systems, but anticipate relying on third parties to implement these replacements and cannot assure their timely completion. The Partnership has limited experience in such large-scale information technology projects, as such, it is expected that there could be a risk of unforeseen problems and costs.

The full replacement of all voice, data and telephony systems, is projected to require capital expenditures of $145 million and the Partnership projects the new system to result in increased firm operation costs of approximately $55-65 million each year once fully implemented in all of it's offices. While the terrestrial network was completed in 2007 and required capital expenditures of $35 million, the Partnership has not yet experienced the full magnitude of the expected cost increases since not all branches were converted at the beginning of the year and the video and voice solution has not yet been determined. Accordingly, the Partnership expects the financial results of future periods to be impacted by these cost increases.

If the Partnership's communications systems or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the systems to accommodate an increasing volume of transactions could also constrain the Partnership's ability to expand business.

The Partnership's computer system and network are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events. The Partnership has established a second data center in Tempe, Arizona which operates as a backup of the primary data center located in St. Louis, Missouri and expects to be able to resume service during a system disruption contained to St. Louis with a short-term interruption in service. However, the staff at the Tempe facility is not sufficient to operate the systems in the event of a prolonged disruption to the St. Louis systems. In such event, the Partnership would need to re-locate staff to the Tempe facility, which might result in a delay in service during the transition and substantial additional costs and expenses.

BRANCH OFFICE SYSTEM -- THE PARTNERSHIP'S SYSTEM OF ONE-FINANCIAL ADVISOR BRANCH OFFICES MAY EXPOSE THE PARTNERSHIP TO A GREATER RISK OF LOSS OR LIABILITY FROM THE ACTIVITIES OF THE FINANCIAL ADVISORS THAN IF A MORE TRADITIONAL OFFICE SYSTEM IS MAINTAINED.

Pursuant to our business plan, we have been increasing our number of branch offices and financial advisors, along with the home office and branch office staff and equipment to support them. Our business plan is dependent upon our ability to grow our number of branch offices and financial advisors.

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

In recent years mutual funds, annuities and other investment products, as well as sales practices in the brokerage industry generally, have come under increased scrutiny from various state, federal and SROs in connection with several industry issues including market timing, late trading, the failure of various broker-dealers to provide breakpoint discounts to mutual fund purchasers, the sale of certain mutual fund share classes, mutual fund net asset value transfer programs and the manner in which mutual fund and annuity companies compensate broker-dealers. From time to time the Partnership may receive information requests or subpoenas from various regulatory and enforcement authorities in connection with industry-wide sweeps or other inquiries or investigations. These inquiries or requests for information may at times result in additional inquiries by the regulators or more specific investigation of the Partnership.

REGULATORY INITIATIVES- RECENTLY PROPOSED REGULATIONS MAY SIGNIFICANTLY ALTER OR RESTRICT THE HISTORIC BUSINESS PRACTICES, WHICH COULD NEGATIVELY AFFECT THE OPERATING RESULTS.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs within the industry.

The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include "Rule 12b-1 fees" and expense reimbursements. Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the fund's assets. Although the SEC does not limit the size of Rule 12b-1 fees that funds may pay, FINRA does impose such limitations. All of the Partnership's preferred mutual fund families, as well as some non-preferred mutual funds, pay such fees.

In February, 2005, the SEC reopened for comment proposed rules that would require broker/dealers to provide their customers with information regarding the costs and conflicts of interest that arise from the sales of mutual fund shares, including point-of-sale disclosures in both written and oral form. Additionally, in 2007 the SEC solicited additional public comments and held public forums and discussions on the issues as they relate to Rule 12b-1 fees. Similarly, a Congressional subcommittee held hearings in July, 2007 centered on Rule 12b-1 fees. If rules with regard to 12b-1 fees are proposed, these rules could adversely impact or restrict our business practices with respect to receipt and disclosure of Rule 12b-1 fees. In addition, if the SEC, FINRA or any state regulatory agencies limit or eliminate such fees, it could have a material impact on the Partnership's operating results for future periods, including reducing or eliminating the Partnership's net income, general and limited partnership returns, and compensation to the Partnership's financial advisors (including bonuses and profit sharing). This could negatively affect the Partnership's ability to recruit and retain financial advisors.

There is continued uncertainty in the industry as to the status of regulations affecting whether an individual financial advisor is acting in certain circumstances as a broker as opposed to an investment adviser. In light of this and other Partnership business initiatives, including the offering of certain financial planning services to the Partnership's clients, the Partnership has required that all financial advisors be registered both as general securities representatives and as investment advisor representatives ("IARs") in states where the IAR registration is required and if the financial advisor engages in offering services where the IAR registration is necessary. An IAR is considered a fiduciary and could subject the Partnership's financial advisors and the Partnership to more stringent standards, inhibit certain types of proprietary transactions, increase disclosure requirements and increase potential liability for such financial advisors and the Partnership.

The Pension Protection Act of 2006 (the "PPA") enacted August 3, 2006 provides for enhanced Individual Retirement Account ("IRA") requirements and made permanent a variety of provisions relating to IRAs that would otherwise have expired. A temporary increase to IRA annual contribution limits was made permanent, as was another reform that allows eligible individuals who make contributions to an IRA or qualified pension plan to receive a federal "match" in the form of an income tax credit for the first $2,000 of annual contributions. The PPA also directs the Internal Revenue Service ("IRS") to permit taxpayers who are due a federal income tax refund to choose to have the IRS deposit a portion of that refund directly to an IRA chosen by the taxpayer. The option would be made when the individual files his or her tax return. The PPA furthermore directed the Department of Labor to enact regulations relating to IRAs, and it is expected that such regulations will be proposed in the coming year. Since approximately 50% of the accounts we open are IRAs, this law and the impending regulations could affect our business and customer accounts.

The Partnership is also subject to federal and state regulations like other businesses and must evaluate and adapt to new regulations as they are adopted. While we believe we are in compliance with these regulations, these regulations could impact our future revenues or results of operations.

Any of the foregoing regulatory initiatives could adversely affect our business operations and our business model by reducing or eliminating certain fees that are significant components of our revenues.

COMPETITION -- THE PARTNERSHIP IS SUBJECT TO INTENSE COMPETITION FOR CLIENTS AND PERSONNEL, AND MANY OF THE COMPETITORS HAVE GREATER RESOURCES.

All aspects of the business are highly competitive. The Partnership competes directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services. Many of these entities have substantially greater capital and other resources and some offer a wider range of financial services. In recent years, there has been significant consolidation of firms in the securities industry, forcing the Partnership to compete with larger firms with greater capital, brokerage volume and underwriting activities. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time.

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

Many aspects of the business involve substantial risks of liability. In recent years, there has been increasing litigation involving the securities industry generally and the Partnership, including class action suits that generally seek substantial damages. Edward Jones, like other broker/dealers, is also from time to time the subject of arbitrations and other litigation. We would expect litigation to remain at this high level or continue to increase to the extent the market experiences further downturns.

Additionally, due to the system of home office supervision, the Partnership may be exposed to an enhanced risk of legal actions instituted by customers resulting from alleged imprudent or illegal actions undertaken by the financial advisors.

The Partnership has experienced significant expenses incurred to defend and/or settle claims over the last few years. There can be no assurance that material losses arising from the defense and satisfaction of legal actions will not occur in future periods. See Item 3- Legal Proceedings for more information.

UNDERWRITING -- THE PARTNERSHIP ENGAGES IN UNDERWRITING ACTIVITIES, WHICH CAN EXPOSE THE PARTNERSHIP TO MATERIAL LOSSES AND LIABILITY.

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

The Partnership is particularly dependent on Broadridge Financial Solutions, Inc. ("Broadridge") in the United States. Broadridge acts as our primary vendor for providing customer accounting and record-keeping in the United States and our communications and information systems are integrated with the information systems of Broadridge. There are relatively few alternative providers to Broadridge and although we have analyzed the feasibility of performing Broadridge's functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise. Consequently, any new computer systems or software packages implemented by Broadridge which are not compatible with our systems, or any other interruption or the cessation of service by Broadridge as a result of systems limitations or failures, could cause unanticipated disruptions in our business which may result in financial losses to us and/or disciplinary action by governmental agencies and/or SROs. Furthermore, Broadridge was spun off in 2007 from its parent company, Automated Data Processing, Inc., and we are uncertain of the effect this spin-off could ultimately have on the services we receive from Broadridge. The Partnership experiences similar risks in foreign countries where our subsidiaries operate. Such foreign subsidiaries rely on Broadridge and other entities for providing clearing, settlement and customer accounting and/or record keeping.

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

The branch system has expanded into Canada and the United Kingdom. Operations are at substantial deficits in these two countries, and it is anticipated that it will be a substantial number of years before the Partnership's expansion in these foreign jurisdictions will reach a sufficient scale of operations to yield profitability. Additional investments will be incurred in the interim; however, there can be no assurance that such operations will be successful even with additional investments. While annual losses for the Canadian operation have decreased since it's early start up years, the losses for the U.K. operation have increased significantly in recent years.

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

Every registered broker/dealer doing business with the public is subject to the Uniform Net Capital Rule (Rule 15c3-1), promulgated by the SEC under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and incorporated into the rules of the NYSE. Rule 15c3-1 is designed to ensure financial soundness and liquidity through minimum net capital requirements. Edward Jones has elected to use the Rule's alternative method of computation, which requires that "net capital" be not less than the greater of $0.250 million or 2% of our "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exchange Act Rule 15c3-3) (primarily receivables and other amounts due from or on behalf of customers). Rule 15c3-1 prohibits withdrawal of equity capital, whether by distribution, loan, repurchase or otherwise, if net capital would thereafter be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed certain defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As a member of the NYSE, Edward Jones will also be required to restrict withdrawal of subordinated debt and equity capital if its net capital becomes less than 4% of its aggregate debit items. In addition, if Edward Jones' net capital becomes less than 5% of its aggregate debit items, it would not be able to expand its business operations, including opening new branch offices or hiring additional financial advisors. Rule 15c3-1 further provides that the total outstanding principal amount of a broker/dealer's indebtedness under certain subordination agreements, the proceeds of which are includable in net capital, may not exceed 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital and equity capital accounts for periods in excess of 90 days.

In computing "net capital," various deductions are made from net worth and qualifying subordinated debt which exclude assets not readily convertible into cash and which conservatively reduce the value of certain other assets (such as securities owned by Edward Jones) to reflect the possibility of a market decline pending their disposition. At December 31, 2007, Edward Jones' net capital of $798.1 million was 42.9% of aggregate debit items and its net capital in excess of the minimum required was $761.0 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 42.9%. Net capital and the related capital percentage may fluctuate on a daily basis. See Note 12 in Part II.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by the SEC, the NYSE and other regulatory bodies and may ultimately require its liquidation. Consequently, Edward Jones may be prohibited from expanding its business and may be required to restrict withdrawal of subordinated debt and equity capital in order to meet these requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Partnership conducts its United States headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona. As of December 31, 2007, the Partnership's U.S. headquarters consisted of 23 separate buildings. Two of its St. Louis headquarters buildings were demolished during 2007 in order to prepare for further development of the St. Louis headquarters campus locations. It is anticipated that an additional ten buildings will be demolished over the next five years. New construction is planned to replace those buildings. As of the end of 2007, construction has begun for one six-story office building. Plans were developed and construction was begun in early 2008 on a significant expansion to another headquarters building. Four additional office buildings, as well as parking structures, are planned for development over the next five years.

Two U.S. headquarters buildings are leased through operating leases. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its United Kingdom home office located in London, England. The Partnership also maintains facilities in 10,191 branch locations (as of February 29, 2008) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases. The Partnership is in the process of expanding its buildings and facilities in order to support the current and future growth projections of the organization.

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

Revenue Sharing Class Action - The Partnership was sued in nine civil class actions that were eventually consolidated into three proceedings, namely: (1) Bressler, et al. v. Edward D. Jones & Co., (2) Spahn IRA, et al. v. Edward D. Jones & Co., and (3) Enriquez et al. v. Edward D. Jones & Co., L. P. In August 2006, the Partnership announced a preliminary settlement agreement to resolve all three groups of lawsuits. Final approval of the settlement was given on October 25, 2007 in the federal court case (Spahn) and on October 29, 2007 in the state action (Enriquez). Pursuant to the foregoing approved settlement, the Bressler action was dismissed. The time for appeals has past and the Partnership is beginning the process of effectuating the settlement. Each of the suits claimed that the Partnership failed to adequately disclose its revenue sharing arrangements with certain designated preferred mutual fund families.

The settlement involves all of the Partnership's present and former clients who purchased and/or held shares in any of the Preferred Mutual Fund Families during the period from January 1, 1999 through December 31, 2004. The Partnership agreed to pay $55 million to former clients and for attorneys' fees, as well as any costs to administer the settlement. Additionally, the Partnership will issue $72.5 million of credit vouchers to current clients than can be redeemed ratably over a three-year period. Any credit voucher not redeemed during the applicable year will expire after each annual redemption period. In 2006, the $55 million cash component of the settlement and related administrative costs was charged against previously established legal expense accruals. The $72.5 million non-cash credit voucher component will be recognized as a reduction to revenue in the periods in which the vouchers are redeemed by clients. The Partnership agreed to assume the cost of notice and administration of the settlement. The settlement provides for the release of all claims, debts and causes of action related to certain revenue sharing payments received by the Partnership, fees and commissions received by the Partnership for mutual fund trades, shelf-space arrangements, directed brokerage transactions, shareholder accounting fees and mutual fund trades generally.

The People of the State of California v. Edward D. Jones & Co., L.P., et al. - In addition to the foregoing civil class action litigation, the California Attorney General commenced a civil action against the Partnership on essentially the same allegations present in the civil class actions. The court has granted the

Partnership's motion to dismiss and dismissed the lawsuit, and further denied the Attorney General's request for reconsideration. However, the California Attorney General filed an appeal. On August 24, 2007, the California Court of Appeal issued its opinion, remanding the case to the trial court with instructions to vacate the order sustaining the demurrer without leave to amend and enter a new order overruling the demurrer. On October 3, 2007, Edward Jones timely filed a Petition for Review with the California Supreme Court. On November 28, 2007, the California Supreme Court denied the petition. On December 6, 2007, the case was remitted back to the trial court.

Tennessee Investigation - The filing in August 2007 of a legal action In Re Estate of Florence M. Wilkison and John E. Wilkison, Jr., Executor v. Robert
E. Bell, William E. Hood and Edward D. Jones & Co., L.P., Seventh Circuit Court for Davidson County Tennessee Probate Division alleging misappropriation, has been settled. As a result, additional clients claiming conversion of property by accountant Bell and Edward Jones Financial Advisor Hood similar to the Wilkison claim has resulted in additional investigation and monetary settlements. Edward Jones continues its investigation. Edward Jones has notified the regulatory authorities including the State of Tennessee and FINRA and are cooperating with their investigation.

Wage and Hour Class Actions - On September 28, 2007, Edward Jones, a subsidiary of the Partnership, entered into two settlement agreements (the "Settlement Agreements") related to several wage and hour class action lawsuits, which were filed against Edward Jones in the United States District Court for the Northern District of California ("Northern District of California") and the United States District Court for the Western District of Pennsylvania ("Western District of Pennsylvania").

The first Settlement Agreement resolves the federal and state claims of a California Class. The second Settlement Agreement resolves the federal and state claims of individuals in all other states (the "National Class"). The Settlement Classes provided for by these agreements consist of all individuals who are (or were) employed by Edward Jones in the position of Financial Advisor, a/k/a Investment Representative and/or salaried or commissioned Financial Advisor Trainee, in the United States during the relevant class periods, including any limited partners who hold such positions, and all current and former general partners who were in such positions during the class periods for the time period before they became general partners.

On September 28, 2007, the parties filed formal settlement stipulations with the Northern District of California and the Western District of Pennsylvania. Subsequently, on February 1, 2008, the Northern District of California granted the parties' Joint Motion for Preliminary Approval. The Final Approval Hearing in that case is set in June 2008. On December 17, 2007, the Western District of Pennsylvania gave the parties permission to proceed with a settlement of the federal claims, but dismissed the state claims without prejudice, ruling in part that the state and federal claims could not proceed in the same action.

Subsequent to dismissal of the state law claims, a new action was filed in Ohio state court once again asserting state law claims. On February 26, 2008, Edward Jones removed the lawsuit to the United States District Court for the Northern District of Ohio, Eastern Division. Thereafter, counsel for the plaintiffs who had been proceeding in the Western District of Pennsylvania filed two additional lawsuits in the Northern District of Ohio, one of which asserts primarily federal law claims and one of which asserts primarily state law claims, and the parties voluntarily dismissed the lawsuit pending in the Western District of Pennsylvania.

Despite the new filings, the two Settlement Agreements remain in place. Edward Jones agreed to pay $21.0 million to settle the claims of the California Class (the "California Fund") and up to a maximum of $19.0 million to settle claims of the National Class (the "National Class Fund"). The California Fund, including all interest thereon, is a common fund that is not the separate property of Edward Jones and will not revert to Edward Jones, from which all claims of the California Class, as well as attorney's fees, litigation expenses, enhancements and claims administration fees and costs associated with the California Class will be paid. The National Class Fund will be made on a claims-made basis with unclaimed funds to remain the property of Edward Jones. The National Class Fund will also include attorney's fees, litigation expenses, enhancements, administrative costs, and any other fees or costs associated with the settlement. The $21 million for the California Fund was transferred to an escrow account in February 2008 and was charged against previously established legal expense accruals. The cost of the National Class settlement will also be charged against previously established expense accruals.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters and as a result, has established appropriate accruals for potential litigation losses. Based on current knowledge and after consultation with counsel, the Partnership believes the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership's future operating results for a particular period or periods.

                                    PART I



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Limited Partnership interests and their assignment is prohibited.

ITEM 6. SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data.

(All dollars in millions, except per unit information and units outstanding.)

Summary Consolidated Statements of Income Data:

                                           2007             2006             2005             2004             2003
---------------------------------------------------------------------------------------------------------------------
Total revenue                           $  4,147         $  3,518         $  3,196         $  2,899         $  2,550
Interest expense                              81               56               55               56               58
                                -------------------------------------------------------------------------------------
Net revenue                             $  4,066         $  3,462         $  3,141         $  2,843         $  2,492

Income before allocations
  to partners/net income *              $    508         $    391         $    330         $    217         $    203

Income before allocations
  to partners/net income
  per weighted average
  $1,000 equivalent
  limited partnership
  unit outstanding                      $ 165.92         $ 161.95         $ 157.11         $ 126.43         $ 108.08

Weighted average
  $1,000 equivalent
  limited partnership
  units outstanding                      498,132          210,157          214,366          219,885          224,389

---------------------------------------------------------------------------------------------------------------------

* Due to the implementation of SFAS No. 150, the Partnership reported income before allocations to partners in 2007, 2006, 2005 and 2004 and net income in 2003.

                                    PART I

Summary Consolidated Statements of Financial Condition Data:

                                           2007              2006              2005             2004             2003
---------------------------------------------------------------------------------------------------------------------------

Total assets                                 $ 5,824           $ 5,196           $ 4,317          $ 4,100          $ 3,723
                                       ==============   ===============    ==============   ==============   ==============

Bank loans                                   $     -           $     -           $     9          $     -          $     -

Federal Home Loan Bank
   advances                                        -                 -                31               34               24

Long-term debt                                    11                14                24               32               40

Other liabilities exclusive
  of subordinated
  liabilities and partnership
  capital subject to
  mandatory redemption                         4,087             3,880             2,993            2,839            2,466
                                       --------------   ---------------    --------------   --------------   --------------
                                               4,098             3,894             3,057            2,905            2,530
                                       --------------   ---------------    --------------   --------------   --------------

Subordinated liabilities                         275               299               344              387              408
                                       --------------   ---------------    --------------   --------------   --------------

Partnership capital
  subject to mandatory
  redemption / partnership
  capital (net of reserve for
  anticipated withdrawals) *                   1,328               907               802              752              727

Reserve for anticipated
  withdrawals                                    123                96               114               56               58
                                       --------------   ---------------    --------------   --------------   --------------

Partnership capital subject to
  mandatory redemption/
  partnership capital                          1,451             1,003               916              808              785
                                       --------------   ---------------    --------------   --------------   --------------

Total liabilities and
  partnership capital                        $ 5,824           $ 5,196           $ 4,317          $ 4,100          $ 3,723
                                       ==============   ===============    ==============   ==============   ==============

---------------------------------------------------------------------------------------------------------------------------

* Due to the implementation of SFAS No. 150, the Partnership reported total partnership capital subject to mandatory redemption in 2007, 2006, 2005 and 2004 and partnership capital in 2003.

                                    PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

                                               2007 vs. 2006                        2006 vs. 2005

                                           Amount          Percentage           Amount          Percentage
Revenue:
  Commissions                          $       194,507               12 %   $        94,787                6 %
  Asset fees                                   220,850               25             160,867               22
  Account and activity fees                     62,122               16              43,800               13
  Principal transactions                       117,571               44              28,154               12
  Interest and dividends                        55,750               22              43,873               21
  Investment banking                             2,218                7                (387)              (1)
  Other                                        (23,906)             (54)            (49,789)             (53)
                                      -----------------                    -----------------

    Total revenue                              629,112               18             321,305               10

  Interest expense                              24,385               43                 750                1
                                      -----------------                    -----------------

    Net revenue                                604,727               18             320,555               10
                                      -----------------                    -----------------

Operating Expenses:
  Compensation and benefits                    405,153               19             261,232               14
  Communications and data
    processing                                  27,695               10               9,836                4
  Occupancy and equipment                       27,512               10              13,493                5
  Payroll and other taxes                       18,446               15               9,411                8
  Legal                                        (39,613)             (78)            (63,229)             (56)
  Postage and shipping                           6,305               12                 352                1
  Advertising                                    6,102               11               6,401               13
  Floor brokerage and
    clearance fees                                (914)              (5)              4,091               29
  Other operating expenses                      36,488               27              18,287               15
                                      -----------------                    -----------------


  Total operating expenses                     487,174               16             259,874                9
                                      -----------------                    -----------------

Income before allocations to
  partners / net income                $       117,553               30 %   $        60,681               18 %
                                      =================                    =================

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

RESULTS OF OPERATIONS (2007 VERSUS 2006)

For 2007, net revenue increased 18% ($604.7 million) to $4.066 billion, while income before allocations to partners increased 30% ($117.6 million) to $508.2 million. The Partnership's profit margin based on income before allocations to partners increased to 12.3% in 2007, from 11.1% in 2006. Year over year, the Partnership's net revenue increased due primarily to increased customer dollars invested, growth in customer asset values, higher account and activity fees, and higher net interest income. Operating expenses increased in 2007 due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network. The Partnership added 914 financial advisors during the twelve months ended December 31, 2007, ending the year with 11,202 financial advisors, an increase of 9% from 10,288 as of December 31, 2006.

Trade revenue of $2.278 billion comprised 56% of net revenue for 2007, down from 57% for 2006. Conversely, net fee revenue comprised 44% for 2007, up from 43% in 2006. Trade revenue of $2.278 billion, increased 16% ($314.3 million) in 2007 due primarily to an increase in customer dollars invested (the principal amount of customer's buy and sell transactions generating a commission). Total customer dollars invested were $109.6 billion during 2007, a 15% ($13.9 billion) increase from 2006. The Partnership's margin earned on each $1,000 invested increased to $20.40 in 2007 from $20.30 in 2006.

Commissions revenue increased 12% ($194.5 million) during 2007 to $1.858 billion. Commissions revenue increased year over year due primarily to a 14% ($8.7 billion) increase in customer dollars invested to $71.0 billion in 2007, compared to $62.3 billion in 2006. Underlying the increase in commissions revenue, mutual fund commissions increased 13% ($148.0 million) and insurance commissions increased 17% ($40.1 million), which together represented 97% of the increase in commissions revenue. The following table summarizes commissions revenue year over year:

                                                      Years ended (in millions)
                                           -----------------------------------------------
                                               December 31,             December 31,           %
                                                   2007                     2006            Change
                                           ----------------------  ----------------------- ----------
Mutual funds                                $            1,257.9    $             1,109.9         13
Equities                                                   327.3                    320.8          2
Insurance                                                  272.4                    232.3         17
Corporate bonds                                              0.6                      0.7        (14)
                                           ----------------------  ----------------------- ----------
                                            $            1,858.2    $             1,663.7         12
                                           ======================  ======================= ==========


Principal transactions revenue increased 44% ($117.6 million) to $384.6 million during 2007 due primarily to an increase in customer dollars invested. Customers invested $37.4 billion in principal transactions in 2007 compared to $32.2 billion in 2006, an increase of 16% ($5.2 billion). The Partnership's margin earned on principal transactions on each $1,000 invested increased to $10.30 during

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


2007 from $8.30 during 2006 primarily due to a shift to higher margin, longer maturity fixed income products from lower margin, shorter maturity certificates of deposit. Revenue from corporate bonds increased 61% ($55.1 million), municipal bonds increased 62% ($52.3 million), collateralized mortgage obligations increased 18% ($2.4 million), unit investment trust increased 13% ($1.9 million), certificates of deposit increased 10% ($3.9 million) and government bonds increased 8% ($2.0 million). Increased revenue from corporate bonds and municipal bonds represent 91% of the increase in principal transactions revenue. The increase was due to strong supply and higher yield spreads for investment grade municipal and corporate bonds. The following table summarizes principal transaction revenue year over year:

                                                                 Years ended (in millions)
                                                       ----------------------------------------------
                                                           December 31,            December 31,            %
                                                               2007                    2006             Change
                                                       ---------------------- -----------------------  ----------
Municipal bonds                                         $              137.0   $                84.7          62
Corporate bonds                                                        146.0                    90.9          61
Government bonds                                                        25.9                    23.9           8
Collateralized mortgage obligations                                     16.0                    13.6          18
Unit investment trusts                                                  16.2                    14.3          13
Certificates of deposit and other                                       43.5                    39.6          10
                                                       ---------------------- -----------------------  ----------
                                                        $              384.6   $               267.0          44
                                                       ====================== =======================  ==========

Investment banking revenue increased 7% ($2.2 million) during 2007 to $34.7 million, due primarily to an increase in municipal offerings in the current year.

Net fee revenue, which is fee revenue net of interest expense, increased 19% ($290.4 million) to $1.789 billion during 2007. Asset fees increased 25% ($220.8 million) to $1.099 billion due to net new money flowing into mutual fund and insurance products coupled with the favorable impact of market conditions through the fall of 2007 on customers' mutual fund and insurance assets generating asset fees. Average customer mutual fund, insurance, and money market assets increased $65.4 billion or 24% to $341.0 billion in 2007 compared to $275.6 billion in 2006.

Account and activity fees of $441.0 million increased 16% ($62.1 million) year over year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 9% ($21.0 million) to $248.8 million, due to a 16% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. Offsetting the increase in mutual fund sub-transfer agent fees was an $8.9 million (50%) decrease in fees received from sub-transfer agent services related to money market accounts due to a reduction in the number of money market accounts for which the Partnership provides sub-transfer agent services. Custodial fee revenue grew 28% ($24.5 million) to $111.4 million, due to an 11% increase in the number of retirement accounts for which the Partnership is custodian. In addition, the annual fees charged on most retirement accounts was increased beginning January 2007. Other revenue of $20.3 million decreased 54% ($23.9 million) year over year primarily due to 2006 including $21 million in gains from three sources ($8.1 million from the sale of banking assets by the Partnership's banking subsidiary; $6.8 million from the exchange of the Partnership's NYSE membership for shares in Archipelago in connection with the NYSE's initial public offering; and $6.5 million from the sale of the Partnership's interest in the investment advisor to the Federated Capital Income Fund).

Net interest and dividend income increased 16% ($31.4 million) to $228.8 million during 2007 due primarily to an increase in overnight and short-term investing activities. Interest income increased 22% ($55.8 million) to $309.4 million in 2007 due to investing increased liquidity from customer credit

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


balances and investing the proceeds from an offering of limited partnership interests, which closed on January 2, 2007. The average rate on the overnight investment balances was relatively unchanged at 4.987% in 2007 and 4.976% in 2006, while the average investment balance increased 199% ($1.466 billion) to $2.202 billion due to increased customer credit balances and proceeds from an offering of Limited Partnership (LP) interests. Interest income from customer loans decreased 10% ($19.7 million). Average customer margin loan balances were $1.913 billion in 2007, compared to $2.160 billion in 2006, a decrease of 11%. The average rate earned on customer loan balances increased to approximately 8.94% during 2007 from approximately 8.84% during 2006.

Operating expenses increased 16% ($487.2 million) to $3.558 billion during 2007. Compensation and benefits costs increased 19% ($405.2 million) to $2.494 billion. Within compensation and benefits costs, sales compensation increased 19% ($214.3 million) due to increased revenues. Additionally, financial advisor salary and subsidy increased 46% ($40.1 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs. Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants, and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin, increased 36% ($98.1 million). Headquarters and branch payroll expense increased 9% ($55.5 million) due to increased salary and medical costs for existing and additional personnel support as the Partnership grows its sales force. This was offset by a $29.3 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the Partnership's LP offering. On a full time equivalent basis, the Partnership had 4,894 headquarters associates and 11,319 branch staff associates as of December 31, 2007, compared to 4,331 headquarters associates and 10,594 branch staff associates as of December 31, 2006.

Occupancy and equipment expense increased 10% ($27.5 million) to $301.1 million during 2007 due primarily to the growth in the number of branch offices as the Partnership expands the number of financial advisors. Communications and data processing expense increased 10% ($27.7 million) to $300.6 million during 2007 due to increased costs related to the expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network. Other operating expenses increased 27% ($36.5 million) to $174.1 million primarily due to increased travel and entertainment costs, professional and consulting expense and Managed Account Program ("MAP") money manager expense due to increased MAP assets and related revenues. Legal expenses decreased 78% ($39.6 million) to $11.1 million during 2007 due to reduced legal expense accruals associated with legal matters and regulatory matters. (See Mutual Fund Matters below and Item 3 - Legal Proceedings for more information).

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

Trade revenue of $1.963 billion, which comprised 57% of net revenue, increased 7% ($122.6 million) in 2006 due primarily to an increase in customer dollars invested (the principal amount of customers' buy

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


and sell transactions), partially offset by a lower gross margin earned on customer dollars invested compared to the prior year. Total customer dollars invested were $95.7 billion during 2006, a 14% ($12.0 billion) increase from 2005. The Partnership's margin earned on each $1,000 invested decreased to $20.30 in 2006 from $21.80 in 2005. Year over year, customer dollars invested shifted to shorter term fixed income products reducing the margin earned on each $1,000 invested.

Commissions revenue increased 6% ($94.8 million) during 2006 to $1.664 billion. Commissions revenue increased year over year due primarily to a 7% ($4.3 billion) increase in customer dollars invested to $62.3 billion in 2006. Underlying the increase in commissions revenue, mutual fund commissions increased 7% ($74.6 million), equity commissions decreased .4% ($1.2 million) and insurance commissions increased 10% ($21.4 million). The following table summarizes commissions revenue year over year:

                                                      Years ended (in millions)
                                           -----------------------------------------------
                                               December 31,             December 31,           %
                                                   2006                     2005            Change
                                           ----------------------  ----------------------- ----------
Mutual funds                                $            1,109.9    $             1,035.3          7
Equities                                                   320.8                    322.0          -
Insurance                                                  232.3                    210.9         10
Corporate bonds                                              0.7                      0.7          -
                                           ----------------------  ----------------------- ----------
                                            $            1,663.7    $             1,568.9          6
                                           ======================  ======================= ==========


Principal transactions revenue increased 12% ($28.2 million) to $267.0 million during 2006 due primarily to an increase in customer dollars invested offset by a shift in customer dollars invested from higher margin, longer maturity fixed income products to lower margin, shorter maturity certificates of deposit. Customers invested $32.2 billion in principal transactions in 2006, an increase of 31% ($7.6 billion). The Partnership's margin earned on each $1,000 invested decreased to $8.30 during 2006 from $9.70 during 2005. Revenue from corporate bonds increased 69% ($37.2 million), certificates of deposit increased 15% ($5.1 million) and government bonds increased 12% ($2.6 million) while collateralized mortgage obligations decreased 48% ($12.5 million) and unit investment trusts decreased 38% ($8.7 million). The following table summarizes principal transaction revenue year over year:

                                                                 Years ended (in millions)
                                                       ----------------------------------------------
                                                           December 31,            December 31,            %
                                                               2006                    2005             Change
                                                       ---------------------- -----------------------  ----------
Municipal bonds                                         $               84.7   $                80.3           5
Corporate bonds                                                         90.9                    53.7          69
Government bonds                                                        23.9                    21.3          12
Collateralized mortgage obligations                                     13.6                    26.1         (48)
Unit investment trusts                                                  14.3                    23.0         (38)
Certificates of deposit and other                                       39.6                    34.5          15
                                                       ---------------------- -----------------------  ----------
                                                        $              267.0   $               238.9          12
                                                       ====================== =======================  ==========

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

Account and activity fees of $378.9 million increased 13% ($43.8 million) year over year due to growth in customer accounts. Revenue received from mutual fund and money market sub-transfer agent services increased 15% ($30.3 million) to $227.8 million, due primarily to a 15% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services. The number of retirement accounts for which the Partnership is custodian increased by 11%, resulting in custodial fee revenue growth of 10% ($7.8 million) to $86.0 million. Other revenue of $44.2 million decreased 53% ($49.8 million) year over year. The decrease between years is primarily attributable to a $70 million gain in 2005 that did not recur in 2006 compared to $21 million in gains in 2006 that did not occur in 2005. During 2006, other income includes $21 million in gains from three sources ($8.1 million from the sale of banking assets by the Partnership's banking subsidiary; $6.8 million from the exchange of the Partnership's NYSE membership for shares in Archipelago in connection with the NYSE's initial public offering; $6.5 million from the sale of the Partnership's interest in the investment advisor to the Federated Capital Income Fund). The Partnership's results for 2005 include a $70 million gain from the sale of a profit sharing interest in a mutual fund company.

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

MUTUAL FUND MATTERS

There are regulatory proposals being considered that could significantly impact the disclosure and potentially the amount of compensation that broker-dealers derive from mutual funds and annuity products. The Partnership believes it is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products. It is also possible that such payments may be restricted by law or regulation. For additional discussion, refer to "Item 1A-Risk Factors, Regulatory Initiatives" in this Form 10-K.

The Partnership's percent of its total revenue from sales and services related to mutual fund and annuity products remained consistent at 65% for 2007 and 2006. The Partnership derived 25% of its total revenue in 2007 and 30% of its total revenue in 2006 from one mutual fund vendor. Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption excluding the reserve for anticipated withdrawals, at December 31, 2007, was $1,328.3 million, compared to partnership capital, of $907.4 million at December 31, 2006. The increase is primarily due to the retention of general partner earnings ($105.2 million) and the issuance of limited partner, subordinated limited partner and general partner interests ($293.6 million, $22.4 million and $8.0 million, respectively), offset by redemption of limited partner and subordinated limited partner interests ($7.4 million and $0.9 million, respectively). It has been the Partnership's practice to retain approximately 28% of income allocated to general partners. For 2007, 2006 and 2005, the Partnership retained 27.6%, 29.5% and 23.6%, respectively, of income allocated to general partners.

At December 31, 2007, the Partnership had $378.1 million in cash and cash equivalents and $1.6 billion in cash segregated under federal regulations. Lines of credit were in place at such date aggregating to $1.240 billion ($1.140 billion of which is through uncommitted lines of credit) where actual borrowing availability is primarily based on securities owned and customers' margin securities which serve as collateral for the loans. No amounts were outstanding under these lines at December 31, 2007.

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

The Partnership's growth has been financed through sales of limited partnership interests to its employees, retention of earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities.

On January 2, 2007, $293.6 million of limited partner interests were issued to employees of the Partnership. The funds will be used for general Partnership purposes.

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


There were no significant changes in the Partnership's financial commitments and obligations for the year ended December 31, 2007, except for construction commitments related to the construction of the new office and garage facilities. For further disclosure regarding these construction commitments, see Note 15 of the Notes to the Financial Statements. In addition, the Partnership plans to finance approximately 75% of the office and garage facilities with loans secured by the facilities with the remaining 25% financed from the Partnership's existing capital resources. The Partnership has not yet obtained commitments for such financing.

The following table summarizes the Partnership's financing commitments and obligations, as of December 31, 2007, excluding customer accounts due on demand. Subsequent to December 31, 2007, these commitments and obligations could fluctuate based on the changing business environment. The Interest on Financing Commitments is based upon the stated rates of the underlying instruments, which range from 4.31% to 8.23%. For further disclosure regarding long term debt and liabilities subordinated to claims of general creditors, see Notes 9 and 10, respectively, of the Notes to the Financial Statements.

                                                               Payments Due by Period
                                                               ----------------------

                                      2008         2009        2010       2011        2012    Thereafter     Total
                                   ----------------------------------------------------------------------------------

Long-term debt                      $   1,742    $    802    $    863   $    927    $    997   $   5,503   $  10,834
Liabilities subordinated to
  claims of general creditors          14,200       3,700      53,700     53,700      50,000     100,000     275,300
Rental commitments                    109,053      37,629      25,722     18,215      14,208      92,270     297,097
                                   ----------------------------------------------------------------------------------
Financing commitments and
  obligations                         124,995      42,131      80,285     72,842      65,205     197,773     583,231

Interest on financing commitments      21,042      19,825      17,644     13,626       9,603       8,297      90,037
                                   ----------------------------------------------------------------------------------
Total financing commitments
  and obligations                   $ 146,037    $ 61,956    $ 97,929   $ 86,468    $ 74,808   $ 206,070   $ 673,268
                                   ==================================================================================

For the year ended December 31, 2007, cash and cash equivalents increased $66.1 million. Cash provided by operating activities was $265.9 million. The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, an increase in net payable to customers, a decrease in securities owned and an increase in accrued compensation and employee benefits. These increases to cash and cash equivalents were partially offset primarily by increases in securities purchased under agreements to resell, net receivable from brokers, dealers and clearing organizations and segregated cash. Cash used in investing activities was $112.1 million consisting primarily of capital expenditures supporting the Partnership's operations and for construction of new office space. (See Item 2
- Properties for more information). Cash used in financing activities was $87.6 million, consisting primarily of partnership withdrawals and distributions ($376.6 million), redemption of partnership interests ($8.3 million) and repayment of subordinated debt ($23.2 million), offset by issuance of general partner, limited partner and subordinated limited partner interests ($324.0 million).

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

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE. Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions. The Net Capital rule also provides that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items. At December 31, 2007, Edward Jones' Net Capital of $798.1 million was 42.9% of aggregate debit items and its Net Capital in excess of the minimum required was $761.0 million. Net Capital after anticipated withdrawals, which are scheduled subordinated debt principal payments through June 30, 2008, as a percentage of aggregate debit items was 42.9%. Net capital and the related capital percentages may fluctuate on a daily basis.

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

Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value which is determined by using quoted market or dealer prices.

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

NEW ACCOUNTING STANDARDS

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Partnership's financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Partnership will adopt SFAS 157 for the fiscal year beginning January 1, 2008. The Partnership has completed an assessment of the implications of SFAS 157 and has concluded that it will not have a material impact on its consolidated financial condition, results of operations, or cash flows.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses must be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has elected not to measure at fair value financial instruments not otherwise required to be measured at fair value.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets. At December 31, 2007, amounts receivable from customers were $1.990 billion. Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $25 million. Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $42 million. A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment the Partnership's interest bearing liabilities are less sensitive compared to its interest earning assets.

Based on its analysis, in the opinion of management, the risk associated with the Partnership's financial instruments at December 31, 2007 will not have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

                                    PART II


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

                                                                                               Page No.
               Management's Report on Internal Control over Financial Reporting .............    37

               Report of Independent Registered Public Accounting Firm ......................    38

               Consolidated Statements of Financial Condition as of
               December 31, 2007 and 2006 ...................................................    40

               Consolidated Statements of Income for the years ended
               December 31, 2007, 2006 and 2005 .............................................    42

               Consolidated Statements of Changes in Partnership Capital
               Subject to Mandatory Redemption for the years ended
               December 31, 2007, 2006 and 2005..............................................    43

               Consolidated Statements of Cash Flows for the years ended
               December 31, 2007, 2006 and 2005..............................................    45

               Notes to Consolidated Financial Statements....................................    46

                                    PART II

                    MANAGEMENT'S REPORT ON INTERNAL CONTROL
                           OVER FINANCIAL REPORTING

     Management of The Jones Financial Companies, L.L.L.P. (the "Partnership"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control over financial reporting is a process designed under the supervision of the Partnership's chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     As of the end of the Partnership's 2007 fiscal year, management conducted an assessment of the effectiveness of the Partnership's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Partnership's internal control over financial reporting as of December 31, 2007 was effective.

     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on our financial statements.

     The Partnership's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 38, which expresses an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2007.

                                    PART II

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

                                    PART II

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 28, 2008

                                    PART II

                                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                              ASSETS

                                                                                 December 31,         December 31,
(Dollars in thousands)                                                               2007                 2006
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                      $        378,141    $         311,992

Cash segregated under federal regulations                                             1,620,129            1,312,806

Securities purchased under agreements to resell                                         595,000              415,000

Receivable from:
   Customers                                                                          1,989,962            2,043,980
   Brokers, dealers and clearing organizations                                          439,378              310,715
   Mutual funds, insurance companies and other                                          173,610              142,143

Securities owned, at fair value
   Inventory securities                                                                  87,524              129,609
   Investment securities                                                                136,628              145,552

Equipment, property and improvements, at cost,
   net of accumulated depreciation and amortization                                     328,668              310,987

Other assets                                                                   $         75,338    $          72,831
                                                                              ------------------  -------------------

      TOTAL ASSETS                                                             $      5,824,378    $       5,195,615
                                                                              ==================  ===================



                     The accompanying notes are an integral part of these consolidated financial statements.






                                    PART II

Item 8.  Financial Statements and Supplementary Data, continued



                                             THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                           LIABILITIES


                                                                                 December 31,         December 31,
(Dollars in thousands)                                                               2007                 2006
---------------------------------------------------------------------------------------------------------------------------------
Payable to:
   Customers                                                                   $      3,326,854    $       3,162,223
   Brokers, dealers and clearing organizations                                           66,469               44,593

Securities sold, not yet purchased, at fair value                                         5,410                9,353

Accrued compensation and employee benefits                                              497,135              438,497

Accounts payable and accrued expenses                                                   191,596              224,681

Long-term debt                                                                           10,834               14,389
                                                                              ------------------  -------------------
                                                                                      4,098,298            3,893,736
                                                                              ------------------  -------------------

Liabilities subordinated to claims of general creditors                                 275,300              298,500
                                                                              ------------------  -------------------

Commitments and contingencies (Notes 15 and 16)

Partnership capital subject to mandatory redemption,
   net of reserve for anticipated withdrawals                                         1,328,342              907,386

Reserve for anticipated withdrawals                                                     122,438               95,993
                                                                              ------------------  -------------------

Total partnership capital subject to mandatory redemption                             1,450,780            1,003,379
                                                                              ------------------  -------------------

      TOTAL LIABILITIES                                                        $      5,824,378    $       5,195,615
                                                                              ==================  ===================





                     The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                         THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                            CONSOLIDATED STATEMENTS OF INCOME


                                                                              Years Ended December 31,
(Dollars in thousands,                                      ------------------------------------------------------------
except per unit information)                                       2007                 2006                 2005
------------------------------------------------------------------------------------------------------------------------
Revenue:
   Commissions                                              $       1,858,187    $       1,663,680    $       1,568,893
   Asset fees                                                       1,098,621              877,771              716,904
   Account and activity fees                                          441,027              378,905              335,105
   Principal transactions                                             384,609              267,038              238,884
   Interest and dividends                                             309,357              253,607              209,734
   Investment banking                                                  34,723               32,505               32,892
   Other revenue                                                       20,343               44,249               94,038
                                                           -------------------  -------------------  -------------------
      Total revenue                                                 4,146,867            3,517,755            3,196,450
   Interest expense                                                    80,603               56,218               55,468
                                                           -------------------  -------------------  -------------------
      Net revenue                                                   4,066,264            3,461,537            3,140,982
                                                           -------------------  -------------------  -------------------
Operating expenses:
   Compensation and benefits                                        2,493,645            2,088,492            1,827,260
   Communications and data processing                                 300,574              272,879              263,043
   Occupancy and equipment                                            301,119              273,607              260,114
   Payroll and other taxes                                            140,422              121,976              112,565
   Legal                                                               11,098               50,711              113,940
   Postage and shipping                                                58,023               51,718               51,366
   Advertising                                                         61,943               55,841               49,440
   Floor brokerage and clearance fees                                  17,096               18,010               13,919
   Other operating expenses                                           174,125              137,637              119,350
                                                           -------------------  -------------------  -------------------
      Total operating expenses                                      3,558,045            3,070,871            2,810,997
                                                           -------------------  -------------------  -------------------
Income before allocations to partners                                 508,219              390,666              329,985

Allocations to partners:
   Limited partners                                                    82,650               34,035               33,679
   Subordinated limited partners                                       44,346               37,885               39,587
   General partners                                                   381,223              318,746              256,719
                                                           -------------------  -------------------  -------------------
Net income                                                  $               -    $               -    $               -
                                                           ===================  ===================  ===================

Income before allocations to limited partners
   per weighted average $1,000 equivalent
   limited partnership unit outstanding                     $          165.92    $          161.95    $          157.11
                                                           ===================  ===================  ===================
Weighted average $1,000 equivalent
   limited partnership units outstanding                              498,132              210,157              214,366
                                                           ===================  ===================  ===================


                 The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                                SUBJECT TO MANDATORY REDEMPTION
                                      FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                                           Subordinated
                                                          Limited            Limited            General
                                                        Partnership        Partnership        Partnership
(Dollars in thousands)                                    Capital            Capital            Capital             Total
-------------------------------------------------------------------------------------------------------------------------------
 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, JANUARY 1, 2005                        234,296            115,951            457,994            808,241
 Reserve for anticipated withdrawals                          (16,721)            (3,469)           (36,377)           (56,567)
                                                    ---------------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve of anticipated
  withdrawals, January 1, 2005                                217,575            112,482            421,617            751,674
                                                    ===========================================================================

 Issuance of partnership interests                                  -             24,207                  -             24,207
 Redemption of partnership interests                           (5,361)            (1,491)           (26,900)           (33,752)
 Income allocated to partners                                  33,679             39,587            256,719            329,985
 Withdrawals and distributions                                (11,861)           (25,474)          (118,408)          (155,743)
                                                    ---------------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION,  DECEMBER 31, 2005                     234,032            149,311            533,028            916,371
 Reserve for anticipated withdrawals                          (21,818)           (14,114)           (77,827)          (113,759)
                                                    ---------------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2005                     $        212,214   $        135,197   $        455,201   $        802,612
                                                    ===========================================================================

 Issuance of partnership interests                   $              -   $          8,270   $         30,217   $         38,487
 Redemption of partnership interests                           (3,882)           (18,336)            (5,554)           (27,772)
 Income allocated to partners                                  34,034             37,885            318,747            390,666
 Withdrawals and distributions                                (13,096)           (25,513)          (162,005)          (200,614)
                                                    ---------------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, DECEMBER 31, 2006                      229,270            137,503            636,606          1,003,379
 Reserve for anticipated withdrawals                          (20,938)           (12,372)           (62,683)           (95,993)
                                                    ---------------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2006                     $        208,332   $        125,131   $        573,923   $        907,386
                                                    ===========================================================================


                    The accompanying notes are an integral part of these consolidated financial statements.






                                    PART II

Item 8.  Financial Statements and Supplementary Data, continued


                                            THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
                                          SUBJECT TO MANDATORY REDEMPTION, (CONTINUED)
                                      FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                                           Subordinated
                                                          Limited            Limited            General
                                                        Partnership        Partnership        Partnership
(Dollars in thousands)                                    Capital            Capital            Capital             Total
-------------------------------------------------------------------------------------------------------------------------------
 Issuance of partnership interests                            293,563             22,408              8,038            324,009
 Redemption of partnership interests                           (7,409)              (862)                 -             (8,271)
 Income allocated to partners                                  82,650             44,346            381,223            508,219
 Withdrawals and distributions                                (31,937)           (32,890)          (215,736)          (280,563)
                                                    ---------------------------------------------------------------------------

 TOTAL PARTNERSHIP CAPITAL SUBJECT TO
 MANDATORY REDEMPTION, DECEMBER 31, 2007                      545,199            158,133            747,448          1,450,780
 Reserve for anticipated withdrawals                          (50,713)           (11,456)           (60,269)          (122,438)
                                                    ---------------------------------------------------------------------------

 Partnership capital subject to mandatory
  redemption, net of reserve for anticipated
  withdrawals, December 31, 2007                     $        494,486   $        146,677   $        687,179   $      1,328,342
                                                    ===========================================================================


                    The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                                       THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the years ended December 31,
                                                                      ----------------------------------------------
(Dollars in thousands)                                                      2007            2006           2005
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $           -    $          -   $          -
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Income before allocations to partners                                  508,219         390,666        329,985
      Depreciation and amortization                                           94,451          90,281         89,191
  Changes in assets and liabilities:
    Cash segregated under federal regulations                               (307,323)     (1,312,804)            49
    Securities purchased under agreements to resell                         (180,000)         64,000       (204,000)
    Net payable to/receivable from customers                                 218,649       1,340,509        156,156
    Net receivable from brokers, dealers and
      clearing organizations                                                (106,787)       (100,706)       (15,416)
    Receivable from mutual funds, insurance companies
      and other                                                              (31,467)        (21,162)       (28,015)
    Receivable from mortgages and loans                                            -         133,997         15,401
    Securities owned, net                                                     47,066          (9,379)       (26,459)
    Other assets                                                              (2,507)          1,979         (3,526)
    Payable to depositors                                                          -        (104,411)       (12,926)
    Accrued compensation and employee benefits                                58,638          84,231         55,319
    Accounts payable and accrued expenses                                    (33,085)        (24,073)        68,512
                                                                      ---------------  -------------- --------------
    Net cash provided by operating activities                                265,854         533,128        424,271
                                                                      ---------------  -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, property and improvements, net                     (112,132)        (84,249)       (89,396)
                                                                      ---------------  -------------- --------------
    Net cash used in investing activities                                   (112,132)        (84,249)       (89,396)
                                                                      ---------------  -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment)/Issuance of Bank Loans                                               -          (8,500)         8,500
  (Repayment)/Issuance of Federal Home Loan Bank
    advances, net                                                                  -         (30,544)        (3,384)
  Repayment of long-term debt                                                 (3,555)         (9,324)        (8,110)
  Repayment of subordinated liabilities                                      (23,200)        (45,700)       (43,225)
  Issuance of partnership interests                                          324,009          38,487         24,207
  Redemption of partnership interests                                         (8,271)        (27,772)       (33,752)
  Withdrawals and distributions from partnership capital                    (376,556)       (314,373)      (212,310)
                                                                      ---------------  -------------- --------------
    Net cash used in financing activities                                    (87,573)       (397,726)      (268,074)
                                                                      ---------------  -------------- --------------
    Net increase in cash and cash equivalents                                 66,149          51,153         66,801
CASH AND CASH EQUIVALENTS,
  Beginning of year                                                          311,992         260,839        194,038
                                                                      ---------------  -------------- --------------
  End of year                                                          $     378,141    $    311,992   $    260,839
                                                                      ===============  ============== ==============

Cash paid for interest                                                 $      80,935    $     57,623   $     56,529
                                                                      ===============  ============== ==============


               The accompanying notes are an integral part of these consolidated financial statements.

                                    PART II

                    THE JONES FINANCIAL COMPANIES, L.L.L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per unit information)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP'S BUSINESS AND BASIS OF ACCOUNTING. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly owned subsidiaries (collectively, the "Partnership"). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership's subsidiary in Canada are included in the Partnership's consolidated financial statements for the twelve months ended November 30, 2007, 2006 and 2005 because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment. The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its clients. Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones clients through Edward Jones Trust Company, a wholly owned subsidiary of the Partnership. See Note 8 regarding the sale by the Partnership's wholly owned subsidiary Boone National Savings and Loan Association, F.A. of its non-trust banking services.

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

CASH SEGREGATED UNDER FEDERAL REGULATIONS. Cash of $1,620,129 and $1,312,806 was segregated in a special reserve bank account for the benefit of customers, as of December 31, 2007 and 2006, respectively, under rule 15c3-3 of the Securities and Exchange Commission ("SEC").

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. The Partnership participates in short-term resale agreements collateralized by U.S. government and agency securities. The fair value of the underlying collateral as determined daily, plus accrued interest thereon, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership's policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold as specified in the agreements.

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

SECURITIES OWNED AND SOLD, NOT YET PURCHASED. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value which is determined by using quoted market or dealer prices.

EQUIPMENT, PROPERTY AND IMPROVEMENTS. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of two to twelve years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

LEASE ACCOUNTING. The Partnership enters into lease agreements for certain headquarters facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

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

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTIONS. The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the

                                    PART II
provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership is obligated to redeem a partner's capital after a partner's death, the Statement requires all of the Partnership's equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of SFAS No. 150 was classified in the Partnership's statement of income as net income. In accordance with SFAS No 150, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2007, 2006 and 2005. The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership's treatment of income, income allocations or capital for any other purposes. In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership's subsidiaries' financial statements.

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

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

                                                               2007                       2006
                                                               ----                       ----
Receivable from carrying broker                             $   361,303               $   233,363
Receivable from money market funds                               47,390                    31,311
Dividends receivable                                             10,256                    29,245
Receivable from clearing organizations                            7,396                     5,516
Securities failed to deliver                                      7,071                     6,524
Deposits paid for securities borrowed                             1,108                     3,061
Other                                                             4,854                     1,695
                                                            -----------               -----------
Total receivable from brokers, dealers
   and clearing organizations                               $   439,378               $   310,715
                                                            ===========               ===========

Securities failed to receive                                $    47,623               $    30,727
Payable to clearing organizations                                17,821                    10,519
Deposits paid for securities loaned                                   -                     2,859
Other                                                             1,025                       488
                                                            -----------               -----------
Total payable to brokers, dealers and
   clearing organizations                                   $    66,469               $    44,593
                                                            ===========               ===========

                                    PART II

Receivable from carrying broker represents balances and deposits with the Partnership's Canadian carrying broker. Receivable from clearing organizations represents balances and deposits with clearing organizations. Securities failed to deliver/receive represent the contract value of securities which have not been delivered or received by settlement date.

NOTE 4 - RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset based fees and fees for sub-transfer agent accounting services from the mutual fund vendors and insurance companies.

NOTE 5- SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased are summarized as follows (at fair value):

                                                              2007                               2006
                                                ------------------------------     -------------------------------
                                                                   Securities                         Securities
                                                                      Sold,                              Sold,
                                                 Securities          not yet        Securities          not yet
                                                    Owned           Purchased          Owned           Purchased
                                                 ------------     ------------      ----------       -------------
Inventory securities:
     Certificates of deposit                     $      1,022     $        246      $     10,573     $       1,206
     U.S. and Canadian government
       and U.S. agency obligations                      4,800            1,139             4,487             3,446
     State and municipal obligations                   56,129              200            58,475               132
     Corporate bonds and notes                          7,434            2,629            39,033             2,961
     Collateralized mortgage obligations                1,731               26             1,968                40
     Equities                                          15,174              934            14,380             1,425
     Unit investment trusts                             1,234              236               693               143
                                                 ------------     ------------      ------------     -------------

                                                 $     87,524     $      5,410      $    129,609     $       9,353
                                                 ============     ============      ============     =============
Investment securities:
     U.S. government and agency
        obligations held by U.S. broker-
        dealer                                   $     25,114                       $     37,456
     U.S. and Canadian government and
        U.S. agency obligations held by
        foreign broker-dealers                         24,335                             26,952
     Mutual funds                                      82,824                             74,301
      Equities                                          4,355                              6,843
                                                 ------------                       ------------

                                                 $    136,628                       $    145,552
                                                 ============                       ============

         The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures

                                    PART II
contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $9,000 and $25,000 at December 31, 2007 and 2006, respectively.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

                                                                         2007                          2006
                                                                      ----------                    ----------
Land                                                                  $   15,706                    $   12,822
Buildings and improvements                                               421,052                       376,076
Equipment, furniture and fixtures                                        718,112                       671,551

                                                                      -----------                   -----------
     Total equipment, property and improvements                        1,154,870                     1,060,449

Accumulated depreciation and amortization                               (826,202)                     (749,462)
                                                                      -----------                   -----------

     Equipment, property and improvements, net                        $  328,668                    $  310,987
                                                                      ===========                   ===========

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income under Communications and Data Processing, and Occupancy and Equipment.

NOTE 7 - BANK LOANS

As of December 31, 2007, Edward Jones had bank lines of credit aggregating $1,240,000 of which $1,140,000 were through uncommitted facilities. Actual borrowing availability is primarily based on the value of securities owned and customers' margin securities. There were no bank loans outstanding under these lines as of December 31, 2007 or 2006.

Interest is at a fluctuating rate based on short-term lending rates. During the year ended December 31, 2007, Edward Jones had bank loans outstanding for five days with an average daily outstanding balance of $157,200 at an average interest rate of 5.16%. During the year ended December 31, 2006, Edward Jones had no outstanding bank loans.

During 2006, Bank Loans included of a $10,000 unsecured bank line of credit, which was terminated as of February 26, 2007. There were no amounts outstanding under this line of credit as of December 31, 2006.

NOTE 8 - SALE OF THE ASSOCIATION'S BANKING BUSINESS

The Partnership's wholly owned subsidiary Boone National Savings and Loan Association, F.A. (the "Association"), made commercial, real estate, and other loans primarily to customers in central Missouri. The Association's division Edward Jones Trust Company offers Trust services to Edward Jones' clients. On April 4, 2006, the Association, the Partnership and Commerce Bank, N.A. ("Commerce") entered into a Purchase and Assumption Agreement (the "Purchase Agreement") pursuant to which Commerce agreed to acquire substantially all of the assets and assume substantially all of the liabilities of the Association related to its banking business. Under the Purchase Agreement, the Partnership received a purchase price

                                    PART II
of $16.2 million adjusted for the Association's net assets purchased or liabilities assumed by Commerce. The Partnership recognized an after-tax gain of $8.1 million when the sale closed on July 20, 2006. With the closing of the Purchase Agreement, the Association is no longer engaged in the business of banking through Boone National Savings and Loan. The Association was renamed Edward Jones Trust Company and continues the trust business that was conducted by Edward Jones Trust Company, formerly a division of the Association.

During 2006, the receivable from mortgages and loans was primarily composed of the Association's adjustable rate mortgage loans, commercial and other loans, net of discounts, deferred origination fees and the allowance for loan losses. The carrying amounts of the receivables approximated their fair values. The amount payable to depositors was composed of the Association's various savings instruments offered to its customers, which included transaction accounts and certificates of deposit with maturities ranging from 90 days to 72 months. The carrying amounts of these deposits approximated their fair values.

The Association had no loans from the Federal Home Loan Bank ("FHLB") as of December 31, 2006.

As of December 31, 2006, the Association's net assets not purchased by Commerce and remaining on the Consolidated Statements of Financial Condition aggregated $1.0 million. As of December 31, 2007, there are no amounts from the Association's net assets not purchased remaining on the Consolidated Statement of Financial Condition. The income from operations for the discontinued banking business included in Income before allocation to partners was $0.663 million for the year ended December 31, 2006. The revenue and expense activity related to the discontinued operations was not material to the Partnership's financial results.

NOTE 9 - LONG-TERM DEBT

Long-term debt is composed of the following:

                                                                                   2007                  2006
                                                                               -----------           -----------
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in monthly installments,
     with a final installment on June 1, 2017.                                 $     9,838           $    10,532

Notes payable, collateralized by real estate, fixed rate of 8.23%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                        588                 2,261

Notes payable, collateralized by real estate, fixed rate of 4.31%, principal and interest due in monthly installments,
     with a final installment on April 5, 2008.                                        408                 1,596

                                                                               -----------           -----------

                                                                               $    10,834           $    14,389
                                                                               ===========           ===========

                                    PART II

Scheduled annual principal payments, as of December 31, 2007 are as follows:

                                                          Principal
                              Year                         Payment
                           ----------                     ---------

                           2008                           $   1,742
                           2009                                 802
                           2010                                 863
                           2011                                 927
                           2012                                 997
                           Thereafter                         5,503

                                                          ---------

                                                          $  10,834
                                                          =========

The real estate notes payable of $10,834 at December 31, 2007 are collateralized by land and buildings with a cost basis of $39,175 and a carrying value of $23,192 at December 31, 2007.

The Partnership has estimated the fair value of the long-term debt to be approximately $11,416 and $14,651 as of December 31, 2007 and 2006, respectively.

NOTE 10 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors consist of:

                                                                                 2007                  2006
                                                                             -----------           -----------
Capital notes, 7.33%, due in annual installments of $50,000
     commencing on June 12, 2010, with a final installment
     on June 12, 2014.                                                       $   250,000           $   250,000

Capital notes, 7.79%, due in annual installments ranging
     from $3,700 to $12,700, commencing on August 15, 2005,
     with a final installment of $3,700 on August 15, 2011.                       14,800                27,500

Capital notes, 8.18%, due in annual installments of $10,500,
     with a final installment on September 1, 2008.                               10,500                21,000

                                                                             -----------           -----------

                                                                             $   275,300           $   298,500
                                                                             ===========           ===========

                                    PART II

Required annual principal payments, as of December 31, 2007, are as follows:

                                                          Principal
                              Year                         Payment
                           ----------                     ---------

                           2008                           $  14,200
                           2009                               3,700
                           2010                              53,700
                           2011                              53,700
                           2012                              50,000
                           Thereafter                       100,000
                                                          ---------

                                                          $ 275,300
                                                          =========

The capital note agreements contain restrictions which, among other things, requires Edward Jones to maintain certain financial ratios, restricts encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital. As of December 31, 2007, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and Net Capital of $139,450 (see Note 12). Edward Jones is in compliance with all restrictions as of December 31, 2007 and 2006.

The subordinated liabilities are subject to cash subordination agreements approved by the New York Stock Exchange, Inc. and, therefore, are included in Edward Jones' computation of Net Capital under the SEC's uniform Net Capital rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $292,000 and $311,000 as of December 31, 2007 and 2006, respectively.

NOTE 11 - PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under "Partnership Capital Subject to Mandatory Redemption" in Note 1, the Partnership's capital has been classified as a liability under SFAS No. 150 as "Partnership capital subject to mandatory redemption." The firm's partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $1,328,342 consists of $494,486 of limited partnership capital issued in $1,000 units, $146,677 of subordinated limited partnership capital and $687,179 of general partnership capital as of December 31, 2007.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital. Expense related to the 7.5% return was $37,355, $15,765, and $16,095, for the years ended December 31, 2007, 2006 and 2005, respectively, and is included as a component of Interest Expense. The 7.5% return is paid to limited partners regardless of the Partnership's earnings.

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

                                    PART II

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

At December 31, 2007, Edward Jones' Net Capital of $798,139 was 42.9% of aggregate debit items and its Net Capital in excess of the minimum required was $760,953. Net Capital after anticipated withdrawals, which are scheduled subordinated debt payments through June 30, 2008, as a percentage of aggregate debit items was 42.9%. Net Capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2007, the Partnership's foreign broker-dealer subsidiaries and Edward Jones Trust Company were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

NOTE 13 - OTHER REVENUE

Included in other revenue in 2006 are an $8,100 gain from the sale of the Association's banking operations, $6,800 in unrealized gains from the receipt of shares in exchange for the Partnership's New York Stock Exchange ("NYSE") membership as a result of the merger between the NYSE and Archipelago, and a $6,500 gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Partnership maintains profit sharing plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $127,100, $94,600 and $76,400 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 15 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense, which is recognized on a straight-line basis over the minimum lease term, was $202,100, $188,800, and $187,700 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Partnership's noncancelable lease commitments greater than one year as of December 31, 2007, are summarized below:

                              Year
                           ----------
                           2008                                    $109,053
                           2009                                      37,629
                           2010                                      25,722
                           2011                                      18,215
                           2012                                      14,208
                           Thereafter                                92,270
                                                                   --------

                                                                   $297,097
                                                                   ========

                                    PART II

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non cancelable lease payments greater than one year.

During 2007, the Partnership executed a construction agreement for the construction of a 205,000 square foot building and related parking garage on land it owns at its St. Louis, Missouri North Campus location. The building and garage are expected to be completed by November 2008. The Partnership estimates that the total cost for construction of the office building and the garage will be approximately $67.8 million. As of December 31, 2007, the Partnership has executed $62.7 million in general and subcontractor commitments related to the construction agreement.

Subsequent to December 31, 2007, the Partnership executed agreements to construct an additional 370,000 square foot office building and garage on land it owns at its St. Louis, Missouri North Campus location, a 225,000 square foot addition and parking garage at an existing building at its St. Louis, Missouri, South Campus location and a parking garage at its Tempe, Arizona Campus. The Partnership estimates total construction cost of the three agreements to be $279.7 million, with estimated completion dates during 2009. As of February 29, 2008, the Partnership has executed $82.9 million in general and subcontractor commitments related to the above mentioned construction projects.

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

                                    PART II

NOTE 17 - RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment advisor to the Edward Jones Money Market Fund. The Partnership does not have management responsibility with regard to the advisor. Approximately 2.7%, 2.3% and 2.0% of the Partnership's revenues were derived from the advisor and the fund during 2007, 2006 and 2005, respectively.

NOTE 18 - QUARTERLY INFORMATION

(Unaudited)
                                                                      Quarters Ended
                                                                      --------------

2006                                       March 31,        June 30,            September 29,        December 31,
                                           ---------        --------            -------------        ------------

Total revenue                           $     880,305     $     877,321         $     844,249       $      915,880
Income before allocations to
  partners                                     95,564            98,075                96,827              100,200
Income before allocations to
  partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding          $       39.31     $       40.77         $       40.24       $        41.63


2007                                      March 30,          June 29,           September 28,        December 31,
----                                      ---------          --------           -------------        ------------

Total revenue                           $     992,605     $   1,063,887         $   1,051,977       $    1,038,398
Income before allocations to
  partners                                    114,154           159,460               128,149              106,456
Income before allocations to
  partners per weighted average
  $1,000 equivalent limited
  partnership unit outstanding          $       37.27     $       52.06         $       41.84       $        34.75

                                    PART II



ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation with the participation of its management of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 9B. OTHER INFORMATION

None.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors. As of February 29, 2008, the Partnership was composed of 326 general partners, 11,220 limited partners and 187 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner in said capacity has primary responsibility for administering the Partnership's business, determining its policies, controlling the management and conduct of the Partnership's business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. The Partnership does not have a formal code of ethics for executives, as it relies on the core values and beliefs of the Partnership as well as the Partnership Agreement. Subject to the foregoing, the Partnership is managed by its 326 general partners.

Douglas E. Hill voluntarily retired as the Managing General Partner of the Registrant on December 31, 2005. Mr. Hill remains a partner of the Partnership. Effective January 1, 2006, James D. Weddle assumed the role of Managing Partner. He has been a general partner for 23 years.

The Executive Committee of the Partnership, throughout 2007, was composed of James D. Weddle, Brett Campbell, Norman Eaker, Tim Kirley, Steven Novik, Gary
D. Reamey and James A. Tricarico. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.

Following is a listing of the names of the Executive Committee, ages, year of becoming a general partner and area of responsibility for each as of February 29, 2008:

Name                              Age                   Partner        Area of responsibility

-------------------------------------------------------------------------------------------------------------------
James D. Weddle                     54                    1984          Managing Partner
Brett Campbell                      48                    1993          Products, Services and Marketing
Norman Eaker                        51                    1984          Operations, Service, Information
                                                                        Systems & Human Resources
Tim Kirley                          53                    1994          United Kingdom Operations
Steven Novik                        58                    1983          Finance
Gary D. Reamey                      52                    1984          Canadian Operations
James A. Tricarico                  55                    2006          Legal and Compliance
-------------------------------------------------------------------------------------------------------------------

James D. Weddle is a member of the Board of Directors of the Securities Industry & Financial Markets Association.

Norman Eaker is a member of the Board of Directors of the Depository Trust & Clearing Corporation and the Operations Chairman of the Securities Industry and Financial Markets Association.

Gary Reamey is a director for the Investment Industry Association of Canada.

                                   PART III



ITEM 11.       EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION COMPONENTS

The components of the Partnership's executive compensation program consist of base salary, deferred compensation, and the net income allocated to general partners, which represents the most significant component. Ninety-two percent of the Partnership's net income allocable to general partners is allocated based on each individual general partner's respective capital ownership interest. Each general partner's ownership interest is set at the discretion of the firm's Managing Partner, with input from the Executive Committee. The remaining eight percent is allocated among the general partners based on the discretion of the Managing Partner, with input from the Executive Committee and other division leaders. As a partnership, the executive compensation program does not have any bonus, stock awards, option awards, non-equity incentive plan compensation, or any other elements besides those disclosed below.

SALARY Each headquarters' general partner receives a salary generally ranging from $115,000 - $250,000 annually. Financial advisor general partners do not receive a specified salary; rather, they receive the net sales commissions earned by them (none of the five individuals listed below earned any such commissions). Additionally, financial advisor general partners are entitled to office bonuses based on the profitability of their respective branch office, on the same basis as the office bonus program established for all financial advisor employees (none of the five individuals listed below earned any such bonuses).

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

NET INCOME ALLOCATED TO GENERAL PARTNERS Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner. Interests in the Partnership held by each general partner ranged from .03% to 3.0% in 2007, .03% to 3.05% in 2006 and 0.03% to 3.0% in 2005. At the discretion of the Managing Partner, the Partnership Agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner. Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership. Net income allocated to general partners is the amount remaining after payment of guaranteed interest and allocation of net income to limited partners. Subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement.

In addition to base salary, under the Partnership Agreement, the Managing Partner has the discretion to allocate an additional $1.5 million (in the aggregate) in compensation to general partners. In 2007 and 2006, $0.2 million and $0.3 million, respectively was allocated by the Managing Partner. No amounts were paid to the individuals listed below. No additional amounts were allocated to any general partner in 2005.

 The Partnership is not required to have a compensation committee.

                                   PART III

The following table identifies the compensation of the firm's Managing Partner ("CEO"), the Principal Financial Officer ("CFO"), and the three other most highly compensated executive officers, based on total compensation in 2007 (including respective shares of profit participation).

                                             Summary Compensation Table

                                                                            Net Income
                                                              Deferred      Allocated
                                                              Compen-       to General
                                  Year         Salaries       sation         Partners               Total

-------------------------------------------------------------------------------------------------------------------
James D. Weddle                   2007         $250,000       $13,140      $10,521,751           $10,784,891
CEO                               2006          250,000        11,682        9,108,322             9,370,004
                                  2005          175,000         9,954        6,578,395             6,763,349

Steven Novik                      2007          175,000        13,140        7,891,313             8,079,453
CFO                               2006          175,000        11,682        7,167,204             7,353,886
                                  2005          175,000         9,954        6,072,365             6,257,319

Gary D. Reamey                    2007          175,000        13,140        9,469,575             9,657,715
General Partner-                  2006          175,000        11,682        8,361,738             8,548,420
Canadian Operations               2005          150,000         9,954        7,084,426             7,244,380

Norman Eaker                      2007          175,000        13,140        8,417,401             8,605,541
General Partner-                  2006          175,000        11,682        7,167,204             7,353,886
Operations, Service,              2005          175,000         9,954        6,072,365             6,257,319
Information Systems &
Human Resources

Brett Campbell                    2007          175,000        13,140        7,715,951             7,904,091
General Partner-                  2006          175,000        11,682        6,181,714             6,368,396
Products, Services, &             2005          150,000         9,954        5,480,384             5,640,338
Marketing

-------------------------------------------------------------------------------------------------------------------

**The Partnership notes that Douglas E. Hill retired as the Managing Partner on December 31, 2005. Although Mr. Hill remains a general partner, he was not an executive officer at any time during fiscal years 2007 and 2006. Accordingly, the Partnership is not required to report his compensation as a named executive officer of the Partnership for fiscal years 2007 and 2006. However, if Mr. Hill had been an executive officer during that period, he would have been one of the five most highly compensated executive officers and would have been included in the table.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 277 of the general partners also own limited partnership interests and 46 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 29, 2008:

                                            Name of              Amount of
                                            Beneficial           Beneficial                 % of
Title of Class                              Owner                Ownership                  Class

-------------------------------------------------------------------------------------------------------------------
Limited Partnership                         All General
Interests                                   Partners as
                                            a Group             $45,672,200                    9%

Subordinated                                All General
Limited Partnership                         Partners as
Interests                                   a Group             $56,659,857                   32%

-------------------------------------------------------------------------------------------------------------------

                                   PART III


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. The Partnership also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to partners or employees and members of their immediate families, as principal. Such purchases and sales of securities on a principal basis are effected on substantially the same terms as similar transactions with unaffiliated third parties, with some discounts to commissions and fees provided.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)                             2007                           2006

                                            ------------------             -----------------
Fees paid by the Partnership:

Audit fees (1)                              $            2,403             $           1,253
Audit-related fees (2)                                     695                         1,908
Tax fees (3)                                             1,027                           507
All other (4)                                              175                           180

                                            ------------------             -----------------

Total fees                                  $            4,300             $           3,848
                                            ==================             =================


(1) Audit fees in 2007 include fees related to the services performed for the Sarbanes-Oxley Act, which are included in the audit-related fees for the year 2006.

(2) Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(3) Tax fees consist of fees for tax compliance, consultation on tax matters, and other tax planning and advice.

(4) All other fees consist primarily of information technology advisory services.

The audit committee pre-approved all audit and non-audit related services in fiscal year 2007 and 2006. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

                                    PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                      Page No.

                                                   INDEX
(a)           (1)  The following financial statements are included in Part II, Item 8:

              Management's Report on Internal Control over Financial Reporting .........................37

              Report of Independent Registered Public Accounting Firm...................................38

              Consolidated Statements of Financial Condition as of
              December 31, 2007 and 2006................................................................40

              Consolidated Statements of Income for the years ended
              December 31, 2007, 2006 and 2005..........................................................42

              Consolidated Statements of Changes in Partnership Capital
              Subject to Mandatory Redemption for the years ended December 31,
              2007, 2006 and 2005.......................................................................43

              Consolidated Statements of Cash Flows for the years ended
              December 31, 2007, 2006 and 2005..........................................................45

              Notes to Consolidated Financial Statements ...............................................46

              (2) The following financial statements are included in Schedule I:

              Parent Company Only Condensed Statements of Financial Condition as
              of December 31, 2007 and 2006.............................................................71

              Parent Company Only Condensed Statements of Income for the years ended December 31, 2007, 2006 and 2005....................................................72

              Parent Company Only Condensed Statements of Cash Flows for the
              years ended December 31, 2007, 2006 and 2005..............................................73

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

(Registrant)                         THE JONES FINANCIAL COMPANIES, L.L.L.P.

                             ---------------------------------------------------

By (Signature and Title)      /s/ James D. Weddle
                             ---------------------------------------------------
                                  James D. Weddle, Chief Executive Officer

Date                         March 28, 2008
                             ---------------------------------------------------



By (Signature and Title)         /s/ Steven Novik

                             ---------------------------------------------------
                                     Steven Novik, Chief Financial Officer

Date                         March 28, 2008
                             ---------------------------------------------------

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

                                    EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                        FOR THE YEAR ENDED DECEMBER 31, 2007

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

    3.2*                Sixteenth  Restated Certificate of Limited Partnership of the Jones
                        Financial Companies, L.L.L.P., dated as of July 11, 2007, as amended, incorporated herein by reference to Exhibit 3.2 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

    3.3*                Form of Limited Partnership Agreement of Edward D. Jones & Co., L.P.,
                        incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

   10.1*                Form of Cash Subordination Agreement between the Registrant and
                        Edward D. Jones & Co., incorporated herein by reference to Exhibit 10.1 to the Company's registration statement of Form S-1 (Reg. No.
                        33-14955).

   10.2*                Agreements of Lease between EDJ Leasing Company and Edward D. Jones &
                        Co., L.P., dated August 1, 1991, incorporated herein by reference to
                        Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 27, 1991.

   10.3*                Edward D. Jones & Co., L.P. Note Purchase Agreement dated as of May
                        8, 1992, incorporated herein by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended June 26,
                        1992.

   10.4*                Purchase and Sale Agreement by and between EDJ Leasing Co., L.P. and the Resolution Trust Corporation incorporated herein by reference to
                        Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

   10.5*                Master Lease Agreement between EDJ Leasing Company and Edward D.
                        Jones & Co., L.P., dated March 9, 1993, and First Amendment to Lease dated March 9, 1994, incorporated herein by reference to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended March 25, 1994.

   10.6*                Mortgage Note and Amendment to Deed of Trust between EDJ Leasing Co.,
                        L.P. and Nationwide Insurance Company dated





                               EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, CONTINUED



                          March 9, 1994, incorporated herein by reference to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended March 25, 1994.

   10.7*                  Mortgage Note; Deed of Trust and Security Agreement; Assignment of
                          Leases, Rents and Profits; and Subordination and Attornment Agreement
                          between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated
                          April 6, 1994, incorporated by reference to exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 25,
                          1994.

   10.8*                  Note Purchase Agreement by Edward D. Jones & Co., L.P., for
                          $92,000,000 aggregate principal amount of 7.95% subordinated capital notes due April 15, 2006, incorporated herein by reference to Exhibit
                          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

   10.9*                  Master Lease Agreement and Addendum by and between Edward D. Jones &
                          Co., L.P. and General Electric Capital Corporated dated April 21, 1994, incorporated herein by reference to Exhibit 10.3 to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994.

   10.10*                 Agreement and Plan of Acquisition between The Jones Financial
                          Companies and Boone National Savings and Loan Association, F.A.,
                          incorporated herein by reference to Exhibit 10.1 to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

   10.11*                 Mortgage Note; South Second Deed of Trust and Security Agreement
                          between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company
                          dated August 31, 1995, incorporated herein by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended September
                          29, 1995.

   10.12*                 Mortgage Note; North Second Deed of Trust and Security Agreement
                          between EDJ Leasing Co., L.P. and Nationwide Life Insurance Company
                          dated August 31, 1995, incorporated herein by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended September
                          29, 1995.

   10.13*                 Note Purchase Agreement by Edward D. Jones & Co., L.P. for
                          $94,500,000 aggregate principal amount of 8.18% subordinated capital notes due September 1, 2008, incorporated herein by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended September
                          27, 1996.

   10.14*                 Note Purchase Agreement by Edward D. Jones & Co., L.P. for
                          $75,000,000 aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due September





                               EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, CONTINUED


                          15, 2011, incorporated herein by reference to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended September 24, 1999.

   10.15*                 Lease between Eckelkamp Office Center South, L.L.C., a Missouri
                          Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P.,
                          a Missouri Limited Partnership, as Tenant, dated February 3, 2000, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.16*                 Master Agreement dated as of November 30, 2000 among Edward D. Jones
                          & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic
                          Financial Group, Ltd., (registered to do business in Arizona as AFG
                          Equity, Limited Partnership) as Lessor, Suntrust Bank and Certain
                          Financial Institutions Parties Hereto, as Lenders, and Suntrust Bank as
                          agent, and joined in by The Jones Financial Companies, L.L.L.P., incorporated herein by reference to the Company's Annual Report on Form
                          10-K for the year ended December 31, 2001.

   10.17*                 Master Lease Agreement dated as of November 30, 2000 between Atlantic
                          Financial Group, Ltd. (registered to do business in Arizona as AFG
                          Equity, Limited Partnership), as Lessor, and Edward D. Jones & Co.,
                          L.P., as Lessee, incorporated herein by reference to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 2001.

   10.18*                 Master Lease Agreement between Edward D. Jones & Co., L.P. and Fleet
                          Capital Corporation dated as of August 22, 2001, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.19*                 Credit Agreement dated as of August 27, 2001 between EDJ Leasing Co.,
                          L.P. and Southtrust Bank, incorporated herein by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          2001.

   10.20*                 Master Lease Agreement between EDJ Leasing Co., L.P. and Edward D.
                          Jones & Co., L.P. dated August 27, 2001, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.21*                 Master Agreement dated as of September 18, 2001 among Edward D. Jones
                          & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic
                          Financial Group, Ltd., (registered to do business in Missouri as
                          Atlantic Financial Group, L.P.) as Lessor, Suntrust Bank and Certain
                          Financial Institutions Parties Hereto, as Lenders, and Suntrust Bank,
                          as Agent and joined in by The Jones Financial Companies, L.L.L.P, incorporated herein by




                               EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, CONTINUED


                          reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   10.22*                 Master Lease Agreement dated as of September 18, 2001 between
                          Atlantic Financial Group, Ltd. (registered to do business in Missouri as Atlantic Financial Group, L.P.), as Lessor, and Edward D. Jones &
                          Co., L.P., as Lessee, incorporated herein by reference to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 2001.

   10.23*                 Note Purchase Agreement by Edward D. Jones & Co., L.P., for
                          $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated herein by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended June 28,
                          2002.

   10.24*                 Purchase and Assumption Agreement dated April 4, 2006, among Boone
                          National Savings and Loan Association, F.A., The Jones Financial
                          Companies, L.L.L.P. and Commerce Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 7,
                          2006.

   10.25*                 Stipulation of Settlement of Class Action, dated December 11, 2006 and Amendment to Stipulation of Settlement of Class Action dated July
                          1, 2007, incorporated herein by reference to Exhibit 10.1 to the
                          Company's Form 10-Q for the quarter ended September 28, 2007.

   10.26*                 Joint Stipulation of Class Action Settlement and Release dated
                          September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated October 4, 2007.

   10.27*                 Amended Joint Stipulation of Class Action Settlement and Release
                          dated October 4, 2007, incorporate herein by reference to Exhibit 10.2 to the Company's Form 8-K dated October 4, 2007.

   21**                   Subsidiaries of the Registrant

   23.1**                 Consent of Independent Registered Public Accounting Firm, filed herewith.

   24*                    Delegation of Power of Attorney to Managing Partner contained within
                          Exhibit 3.1

   31.1**                 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

   31.2**                 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.




   32.1**                 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   32.2**                 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   99.1*                  Order Instituting Administrative and Cease and Desist proceedings,
                          Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist
                          Order Pursuant to Section 8A of the Securities Act of 1933 and Sections
                          15(b) and 21C of the Securities Exchange Act of 1934, dated December
                          22, 2004, incorporated herein by reference to Exhibit 99.1 to the
                          Company's Form 8-K dated December 27, 2004.

   99.2*                  NASD Letter of Acceptance, Waiver and Consent, dated December 22,
                          2004, incorporated herein by reference to Exhibit 99.2 to the Company's
                          Form 8-K dated December 27, 2004.

   99.3*                  NYSE  Stipulation of Facts and Consent to Penalty, dated December 22,
                          2004, incorporated herein by reference to Exhibit 99.3 to the Company's
                          Form 8-K dated December 27, 2004.

   99.4*                  Deferred Consideration Agreement, dated December 22, 2004, incorporated herein by reference to Exhibit 99.4 to the Company's Form
                          8-K dated December 27, 2004.

   99.5*                  Class Action Settlement Agreement, dated August 29, 2006,
                          incorporated herein by reference to Exhibit 99.1 to the Company's Form
                          8-K dated August 31, 2006.


*  Incorporated by reference to previously filed exhibits.
** Filed herewith.

                                                                    Schedule I


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                    CONDENSED STATEMENTS OF FINANCIAL CONDITION




                                                                December 31,                 December 31,
(Dollars in thousands)                                              2007                         2006
------------------------------------------------------------------------------------------------------------------
ASSETS:

Cash and cash equivalents                                 $                    8,884   $                    1,607

Securities purchased under agreements to resell                               91,000                            -

Investment in subsidiaries                                                 1,351,545                    1,000,755

Others assets                                                                  5,876                        5,244

                                                         ---------------------------- ----------------------------

TOTAL ASSETS                                              $                1,457,305   $                1,007,606
                                                         ============================ ============================


LIABILITIES

Payable to limited partners, accounts payable
  and accrued expenses                                    $                    6,525   $                    4,227

Partnership capital subject to mandatory
  redemption                                                               1,450,780                    1,003,379

                                                         ---------------------------- ----------------------------
TOTAL LIABILITIES                                         $                1,457,305   $                1,007,606
                                                         ============================ ============================





                  These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                                 Schedule I



                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                           CONDENSED STATEMENTS OF INCOME



                                                                             Years Ended
                                                    ---------------------------------------------------------------
(Dollars in thousands)                                 December 31,           December 31,          December 31,
                                                           2007                  2006                  2005
-------------------------------------------------------------------------------------------------------------------
NET REVENUE
  Subsidiary earnings                                $         499,416     $         396,554     $         330,098
  Management fee income                                         61,628                36,007                33,510
  Other                                                          9,030                  (359)                  996
                                                    -------------------   -------------------   -------------------

    Total revenue                                              570,074               432,202               364,604
  Interest expense                                              37,364                15,753                16,042
                                                    -------------------   -------------------   -------------------

    Net revenue                                                532,710               416,449               348,562
                                                    -------------------   -------------------   -------------------


OPERATING EXPENSES
  Compensation and benefits                                     24,566                20,455                17,645
  Payroll and other taxes                                          (96)                   85                   672
  Other operating expenses                                          21                 5,243                   260
                                                    -------------------   -------------------   -------------------

    Total operating expenses                                    24,491                25,783                18,577
                                                    -------------------   -------------------   -------------------

INCOME BEFORE ALLOCATIONS
 TO PARTNERS                                         $         508,219     $         390,666     $         329,985

  Allocations to partners                                     (508,219)             (390,666)             (329,985)
                                                    -------------------   -------------------   -------------------

NET INCOME                                           $               -     $               -     $               -
                                                    ===================   ===================   ===================





       These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.

                                                               Schedule I


                                      THE JONES FINANCIAL COMPANIES, L.L.L.P.

                                               (PARENT COMPANY ONLY)

                                         CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Years Ended
                                                                    ------------------------------------------------
                                                                      December 31,    December 31,    December 31,
(Dollars in thousands)                                                    2007            2006            2005
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                         $            -   $           -   $           -
  Adjustments to reconcile net income to net cash
   provided by operating activities -
  Income before allocations to partners                                     508,219         390,666         329,985

  Increase in securities purchased under agreements to resell               (91,000)              -               -
  Increase in investment in subsidiaries                                   (350,790)        (95,293)       (107,753)
  Decrease in other assets and liabilities, net                               1,666           6,011           1,773
                                                                    ---------------- --------------- ---------------
  Net cash provided by operating activities                                  68,095         301,384         224,005
                                                                    ---------------- --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of partnership interests                                         324,009          38,487          24,207
  Redemption of partnership interests                                        (8,271)        (27,772)        (33,752)
  Withdrawals and distributions from
   partnership capital                                                     (376,556)       (314,373)       (212,310)
                                                                    ---------------- --------------- ---------------

  Net cash used in financing activities                                     (60,818)       (303,658)       (221,855)
                                                                    ---------------- --------------- ---------------

  Net (decrease) increase in cash and
   cash equivalents                                                           7,277          (2,274)          2,150

CASH AND CASH EQUIVALENTS,

  Beginning of year                                                           1,607           3,881           1,731
                                                                    ---------------- --------------- ---------------

  End of year                                                        $        8,884   $       1,607   $       3,881
                                                                    ================ =============== ===============






                  These financial statements should be read in conjunction with the notes to the consolidated financial statements of The Jones Financial Companies, L.L.L.P.