Form 10-Q
period 2008-03-28
JONES FINANCIAL COMPANIES LP LLP
filed 2008-05-09
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
(Mark One)
[ X ]                                                                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008
OR

[     ]                                                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.
 _____________________________________________________________________________________
(Exact name of registrant as specified in its Partnership Agreement)

MISSOURI	43-1450818
_______________________________________________________________________________________________________________________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12555 Manchester Road
Des Peres, Missouri 63131
_____________________________________________________________________________________
(Address of principal executive office)
(Zip Code)

(314) 515-2000
_____________________________________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

As of the filing date, there were no voting securities held by non-affiliates of the registrant.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

INDEX

		Page Number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition	4
	Consolidated Statements of Income	6
	Consolidated Statements of Changes in Partnership Capital Subject to Mandatory
	Redemption	7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	(Unaudited)
	March 28,	December 31,
(Dollars in thousands)	2008	2007

Cash and cash equivalents	$317,784	$378,141

Cash segregated under federal regulations	1,605,000	1,620,129

Securities purchased under agreements to resell	813,000	595,000

Receivable from:
Customers	1,989,748	1,989,962
Brokers, dealers and clearing organizations	497,202	439,378
Mutual funds, insurance companies, and other	174,182	173,610

Securities owned, at fair value
Inventory securities	87,922	87,524
Investment securities	123,769	136,628

Equipment, property and improvements, at cost,
net of accumulated depreciation	338,853	328,668

Other assets	74,348	75,338

TOTAL ASSETS	$6,021,808	$5,824,378

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	March 28,	December 31,
(Dollars in thousands)	2008	2007

Payable to:
Customers	$3,640,104	$3,326,854
Brokers, dealers and clearing organizations	103,577	66,469

Securities sold, not yet purchased, at fair value	9,123	5,410

Accrued compensation and employee benefits	347,019	497,135

Accounts payable and accrued expenses	179,655	191,596

Long-term debt	9,908	10,834
	4,289,386	4,098,298

Liabilities subordinated to claims of general creditors	275,300	275,300

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,378,753	1,328,342

Reserve for anticipated withdrawals	78,369	122,438
Total partnership capital subject to mandatory redemption	1,457,122	1,450,780

TOTAL LIABILITIES	$6,021,808	$5,824,378

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(Dollars in thousands,	March 28,	March 30,
except per unit information)	2008	2007

Revenue:
Trade revenue
Commissions	$437,152	$483,764
Principal transactions	124,102	66,358
Investment banking	11,899	6,411
Fee revenue
Asset fees	282,262	252,376
Account and activity fees	117,434	105,158
Interest and dividends	58,553	76,706
Other revenue	(4,682)	1,832
Total revenue	1,026,720	992,605
Interest expense	19,535	20,168
Net revenue	1,007,185	972,437
Operating expenses:
Compensation and benefits	619,292	583,824
Communications and data processing	78,120	74,000
Occupancy and equipment	76,212	79,591
Payroll and other taxes	43,619	40,694
Advertising	18,705	15,242
Postage and shipping	13,892	14,096
Floor brokerage and clearance fees	3,223	3,750
Other operating expenses	50,768	47,086
Total operating expenses	903,831	858,283

Income before allocations to partners	103,354	114,154

Allocations to partners:
Limited partners	14,091	18,673
Subordinated limited partners	10,092	10,503
General partners	79,171	84,978

Net income	$-	$-

Income before allocations to partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$28.58	$37.27

Weighted average $1,000 equivalent
limited partnership units outstanding	493,037	501,020

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
THREE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007

 (Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, December 31, 2006	$229,270	$137,503	$636,606	$1,003,379
Reserve for anticipated withdrawals	(20,938)	(12,372)	(62,683)	(95,993)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2006	208,332	125,131	573,923	907,386
Issuance of partnership interests	293,562	21,222	8,038	322,822
Redemption of partnership interests	(1,433)	(612)	-	(2,045)
Income allocated to partners	18,673	10,503	84,978	114,154
Withdrawals and distributions	(20)	(415)	(3,105)	(3,540)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 30, 2007	519,114	155,829	663,834	1,338,777
Reserve for anticipated withdrawals	(18,653)	(10,088)	(58,417)	(87,158)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, March 30, 2007	$500,461	$145,741	$605,417	$1,251,619

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, December 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342
Issuance of partnership interests	-	31,945	-	31,945
Redemption of partnership interests	(2,260)	(1,124)	-	(3,384)
Income allocated to partners	14,091	10,092	79,171	103,354
Withdrawals and distributions	(23)	(378)	(2,734)	(3,135)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 28, 2008	506,294	187,212	763,616	1,457,122
Reserve for anticipated withdrawals	(14,068)	(9,713)	(54,588)	(78,369)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, March 28, 2008	$492,226	$177,499	$709,028	$1,378,753

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28,	March 30,
(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities
Income before allocations to partners	103,354	114,154
Depreciation	21,392	22,642
Changes in assets and liabilities:
Cash segregated under federal regulations	15,129	(82,194)
Securities purchased under agreements to resell	(218,000)	(312,000)
Net payable to customers	313,464	100,448
Net payable to brokers, dealers and
clearing organizations	(20,716)	7,472
Receivable from mutual funds, insurance companies
and other	(572)	(18,917)
Securities owned, net	16,174	29,247
Other assets	990	(861)
Accrued compensation and employee benefits	(150,116)	(88,546)
Accounts payable and accrued expenses	(11,941)	32,107
Net cash provided by/(used in) operating activities	69,158	(196,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(31,577)	(23,335)
Net cash used in investing activities	(31,577)	(23,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(926)	(867)
Issuance of partnership interests	31,945	322,822
Redemption of partnership interests	(3,384)	(2,045)
Withdrawals and distributions from partnership capital	(125,573)	(99,533)
Net cash (used in)/provided by financing activities	(97,938)	220,377
Net (decrease) increase in cash and cash equivalents	(60,357)	594

CASH AND CASH EQUIVALENTS
Beginning of period	378,141	311,992
End of period	$317,784	$312,586

Cash paid for interest	$15,429	$16,193

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

The Partnership's Business and Basis of Accounting. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests owned are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada for the three months ended February 29, 2008 and February 28, 2007 are included in the Partnership's consolidated financial statements because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions, as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its clients.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks. Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership, offers trust services to Edward Jones customers.

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

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination.  In the event of the partner’s death, the Partnership must redeem the partner’s capital within six months.  Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s managing partner has the discretion to waive these withdrawal restrictions.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including the liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.  Certain prior period amounts have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 28, 2008 and March 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts, mortgage-backed securities and certificates of deposit.

Investment banking revenues are derived from the Partnership’s underwriting and distribution of securities on behalf of issuers.

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  Asset-based revenues related to the Partnership’s interest in the advisor to the Edward Jones Money Market Fund are included in asset fees revenue.

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

FAIR VALUE OF SECURITIES

Inventory and investment securities owned and securities sold, not yet purchased are presented at fair value.

Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  When observable prices are not available, the Partnership either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership has adopted the Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements" ("SFAS 157"), effective for the fiscal year beginning January 1, 2008.  The adoption of SFAS 157 had no financial impact on the Partnership's consolidated financial condition, results of operations, or cash flows.  Beginning January 1, 2008, assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level I – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities categorized as Level I generally are government and agency securities, equities listed in active markets, unit investment trusts and investments in publicly traded mutual funds with quoted market prices.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with related market data at the measurement date and for the duration of the instrument’s anticipated life.

The types of assets and liabilities categorized as Level II generally are municipal bonds, mortgage and asset backed securities, and corporate debt.

Level III – Inputs are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Edward Jones does not have any assets or liabilities categorized as Level III.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	Assets at Fair Value as of March 28, 2008
In thousands	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$813,000	$-	$-	$813,000
Securities Owned:
Inventory Securities:
Certificates of Deposit	$-	$1,401	$-	$1,401
U.S. and Canadian Government and U.S. Agency Obligations	3,857	-	-	3,857
State and Muni Obligations	-	49,522	-	49,522
Corporate Bonds and Notes	-	17,030	-	17,030
Collateralized Mortgage Obligations	-	1,304	-	1,304
Equities	13,585	-	-	13,585
Unit Investment Trusts	1,223	-	-	1,223
Total Inventory Securities	$18,665	$69,257	$-	$87,922
Investment Securities:
U.S. government and agency obligations held by U.S. broker dealer	$25,319	$-	$-	$25,319
U.S. and Canadian government and U.S. agency obligations held by foreign broker- dealers	24,754	-	-	24,754
Mutual Funds	71,309	-	-	71,309
Equities	735	1,652	-	2,387
Total Investment Securities	$122,117	$1,652	$-	$123,769

	Liabilities at Fair Value as of March 28, 2008
In thousands	Level I	Level II	Level III	Total
Securities Sold, Not Yet Purchased:
Certificates of Deposit	$-	$784	$-	$784
U.S. and Canadian government and U.S. agency obligations	1,191	-	-	1,191
State and Muni Obligations	-	66	-	66
Corporate Bonds and Notes	-	4,802	-	4,802
Collateralized Mortgage obligations	-	24	-	24
Equities	2,028	-	-	2,028
Unit Investment Trusts	228	-	-	228
Total Securities Sold, Not Yet Purchased	$3,447	$5,676	$-	$9,123

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring capital to be classified as a liability.

Since the Partnership is obligated to redeem a partner’s capital after a partner’s death, SFAS No. 150 requires all of the Partnership’s equity capital to be classified as a liability.  Income before allocations to partners prior to the issuance of SFAS No. 150 was classified in the Partnership's statement of income as net income.  In accordance with SFAS No. 150, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three month periods ended March 28, 2008 and March 30, 2007.  The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership’s treatment of income, income allocations or equity capital for any other purposes.  In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners in the Consolidated Statements of Income.  Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement.  First, limited partners are allocated net income in accordance with the prescribed formula for their share of net income.  Thereafter, subordinated limited partners and general partners are allocated any remaining net income based on formulas in the Partnership Agreement.  Limited partners do not share in the net loss in any year in which there is net loss and the Partnership is not dissolved or liquidated.

Partnership capital subject to mandatory redemption of $1,378,753, net of the reserve for anticipated withdrawals, consists of $492,226 of limited partnership capital issued in $1,000 units, $177,499 of subordinated limited partnership capital and $709,028 of general partnership capital as of March 28, 2008.  The reserve for anticipated withdrawals consists of current year profits to be withdrawn within next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital.  Expense related to the 7.5% return was $9,250 and $9,400 for the three months ended March 28, 2008 and March 30, 2007, respectively, and is included as a component of Interest Expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

Subordinated limited partnership capital is held by current and former general partners of the Partnership.  Subordinated limited partners receive a varying percentage of the net income of the Partnership based on their capital invested.  Subordinated limited partner capital is subordinated to the limited partnership capital.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

At March 28, 2008, Edward Jones' Net Capital of $809.0 million was 42.8% of aggregate debit items and its Net Capital in excess of the minimum required was $771.2 million.  Net capital and the related capital percentages may fluctuate on a daily basis.

At March 28, 2008, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

CONTINGENCIES

In the normal course of business, the Partnership has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation.  Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  The Partnership is involved, from time to time in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties.  In recent years, the number of legal actions and investigations has increased with a focus on mutual fund issues among many firms in the financial services industry, including the Partnership.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters, and as a result, has established appropriate accruals for potential litigation losses.  Based on current knowledge and after consultation with counsel, the Partnership believes that, the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership’s future operating results for a particular period or periods.  For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

COMMITMENTS

The Partnership has executed construction agreements for the construction of two office buildings totaling 575,000 square feet and related parking garages on land the Partnership owns at its St. Louis, Missouri North Campus location, a 225,000 square foot addition and parking garage at an existing building at its St. Louis, Missouri South Campus location and a parking garage at its Tempe, Arizona Campus.  The Partnership estimates that the total cost of the construction agreements to be $347.5 million, with estimated completion dates during 2008 and 2009.  As of March 28, 2008, the Partnership has executed $157.7 million in general and subcontractor commitments related to the above mentioned construction projects.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from buy or sell transactions on securities) and net fee revenue (sources other than trade revenue).  In the Partnership’s Consolidated Statements of Income, trade revenue is comprised of commissions, principal transactions and investment banking.  Net fee revenue is comprised of asset fees, account and activity fees, interest and dividends net of interest expense and other revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007

For the first three months of 2008, net revenue increased 4% ($34.7 million) to $1.01 billion, while income before allocations to partners decreased 9% ($10.8 million) to $103.4 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 10.1% in the first quarter of 2008, from 11.5% in the first quarter of 2007.  The Partnership’s net revenue increased primarily due to increased customer dollars invested (the principal amount of customers’ buy and sell transactions), growth in customer asset values, and higher account and activity fees partially offset by decreases in net interest income and other revenue.  Operating expenses increased due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network.  The Partnership added 1,007 financial advisors during the twelve months ended March 28, 2008, ending the quarter with 11,398 financial advisors, an increase of 10% from 10,391 as of March 30, 2007.

Trade Revenue

Trade revenue comprised 57% of the Partnership's net revenue for both the first quarters of 2008 and 2007.  Net fee revenue comprised 43% for the first quarters of 2008 and 2007.

Trade revenue of $573.2 million increased 3% ($16.6 million) during the first quarter of 2008 compared to the same period in the prior year.  Trade revenue increased primarily due to an increase in customer dollars invested when compared to the first quarter of 2007.  Total customer dollars invested were $27.9 billion during the first quarter of 2008, a 4% ($1.0 billion) increase from the first quarter of 2007.  The Partnership earned $20.50 on each $1,000 invested for the first quarters of 2008 and 2007.

Commission revenue decreased 10% ($46.6 million) for the first quarter of 2008 to $437.2 million.  Customers invested $17.6 billion in commission generating transactions in the first quarter of 2008 compared to $18.8 billion in the first quarter of 2007, a 6% decrease.  Revenue from mutual fund commissions decreased 15% ($51.4 million) while insurance commissions increased 15% ($8.7 million), and together represented 92% of the decrease in commissions revenue.  The following table summarizes commissions revenue quarter over quarter:

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Quarter ended (in millions)
	March 28,	March 30,	%
	2008	2007	Change
Mutual funds	$291.7	$343.1	(15)
Equities	77.0	80.8	(5)
Insurance	68.4	59.7	15
Corporate bonds	0.1	0.2	(50)
	$437.2	$483.8	(10)

Principal transactions revenue increased 87% ($57.7 million) to $124.1 million during the first quarter of 2008 due primarily to an increase in customer dollars invested.  Customers invested $10.1 billion in principal transactions in the first quarter of 2008 compared to $8.1 billion in the first quarter of 2007, an increase of 25%.  The Partnership’s margin earned on principal transactions on each $1,000 invested increased to $12.50 during the first quarter of 2008 from $8.20 during the first quarter of 2007 primarily due to a shift to higher margin, longer maturity fixed income products from lower margin, shorter maturity certificates of deposit.  Revenue from municipal bonds increased 198% ($41.3 million), corporate bonds increased 72% ($17.0 million), government bonds increased 24% ($1.1 million), collateralized mortgage obligations increased 14% ($0.5 million), and unit investment trust increased 8% ($0.3 million), while certificates of deposit decreased 25% ($2.5 million).  The increase in municipal bond revenue is due to the attractive yields on municipal bonds versus their historic yields relative to treasury securities.  The following table summarizes principal transaction revenue quarter over quarter:

	Quarter ended (in millions)
	March 28,	March 30,	%
	2008	2007	Change
Municipal bonds	$62.2	$20.9	198
Corporate bonds	40.5	23.5	72
Certificates of deposit	7.6	10.1	(25)
Government bonds	5.6	4.5	24
Unit investment trusts	4.2	3.9	8
Collateralized mortgage obligations	4.0	3.5	14
	$124.1	$66.4	87

Investment banking revenue increased 86% ($5.5 million) during the first quarter of 2008 to $11.9 million, due primarily to an increase in municipal offerings in the current quarter.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, increased 4% ($18.1 million) to $434.0 million during the first quarter of 2008.  Asset fees increased 12% ($29.9 million) to $282.3 million due primarily to net new money flowing into customer's mutual fund and insurance assets.  Average customer mutual fund, insurance, and money market assets increased $29.5 billion or 9% to $344.2 billion in the first quarter of 2008 compared to $314.7 billion in the first quarter of 2007.

Account and activity fees of $117.4 million increased 12% ($12.3 million) quarter over quarter.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 12% ($7.0 million) to $66.4 million, due to a 14% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services.  Other revenue which is a negative $4.7 million decreased $6.5 million quarter over quarter primarily due to an $8.5 million decrease in value in the non-qualified deferred compensation plan assets.  As the market value of the assets in that plan fluctuates, the gains or losses are reflected in other revenue.  There was an offsetting decrease in Compensation and Benefits Expense in the first quarter, as the expense for the plan is reflected there.  Each period, the net impact of the market value fluctuations on the partnership's financial performance is zero.

Net interest and dividend income decreased 31% ($17.5 million) to $39.0 million during the first quarter of 2008 due primarily to a decrease in interest rates.  Interest income decreased 24% ($18.2 million) to $58.6 million during the first quarter of 2008.  The average funds invested in cash equivalents and securities purchased under agreements to resell during the first quarter of 2008 were $2.4 billion, compared to $2.1 billion in the first quarter of 2007.  The average rate earned on these investments decreased to 3.2% during the first quarter of 2008 from 5.22% during the first quarter of 2007.  Interest income from customer loans decreased 24% ($10.2 million).  The average rate earned on customer loan balances decreased to approximately 7.17% during the first quarter of 2008 from approximately 9.14% during the first quarter of 2007.  Average customer loan balance decreased 1% ($26.2 million) to $1.9 billion.  Generally, the average interest rate earned on the Partnership's interest bearing assets was negatively impacted by the Federal Reserve's reduction in its target Federal Funds Rate from 5.25% in the first quarter of 2007, to 2.25% at the end of the first quarter 2008.

Operating expenses increased 5% ($45.5 million) to $903.8 million during the first quarter of 2008.  Compensation and benefits costs increased 6% ($35.5 million) to $619.3 million.  Within compensation and benefits costs, sales compensation increased 5% ($14.7 million) due to increased revenues.  Additionally, financial advisor salary and subsidy increased 36% ($10.2 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin, decreased 11% ($8.8 million).  Headquarters and branch payroll expense increased 12% ($19.0 million) due to increased salary and medical costs for existing and additional personnel support as the Partnership grows its sales force.  On a full time equivalent basis, the Partnership had 5,007 headquarters associates and 11,456 branch staff associates as of March 28, 2008, compared to 4,440 headquarters associates and 10,723 branch staff associates as of March 30, 2007.

Other operating expenses increased 8% ($3.7 million) during the first quarter of 2008 primarily due to increased travel and entertainment costs, Managed Account Program ("MAP") money manager expense due to increased MAP assets and related revenues, and legal reserve expense.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUND AND ANNUITY MATTERS

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

For additional discussions of mutual fund matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q.

There are regulatory proposals being considered that could significantly impact the disclosure and potentially the amount of compensation that broker-dealers derive from mutual funds and annuity products.  The Partnership believes it is likely in the future that broker-dealers will be required to provide more disclosure to their clients with respect to payments received by them from the sales of these products.  It is also possible that such payments may be restricted by law or regulation.  For additional discussion, refer to "Item 1A-Risk Factors, Regulatory Initiatives" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Partnership derived 65% of its total revenue from sales and services related to mutual fund and annuity products in the first three months of 2008 and 68% in the first three months of 2007.  The Partnership derived 32% of its total revenue for the first three months of 2008 and 2007 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at March 28, 2008, excluding the reserve for anticipated withdrawals, was $1.4 billion, compared to $1.3 billion at December 31, 2007.  The increase is primarily due to the retention of General Partner earnings ($21.8 million) and the issuance of  subordinated limited partner interests ($31.9 million), offset by redemption of limited partner and subordinated limited partner interests ($2.3 million and $1.1 million, respectively).

At March 28, 2008, the Partnership had $317.8 million in cash and cash equivalents.  In addition, the Partnership had $813.0 million in securities purchased under agreements to resell, which have maturities of less than one week.  Also, the Partnership had $1.605 billion in cash segregated under federal regulations, which was not available for general use.  Lines of credit are in place aggregating $1.17 billion (including $1.07 billion of uncommitted lines of credit and $0.1 million of unsecured lines of credit) where actual borrowing availability is based on securities owned and customers' margin securities which serve as collateral for the loans).   No amounts were outstanding under these lines during the quarters ended March 28, 2008 and March 30, 2007.

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

The Partnership has executed construction agreements for the construction of a 205,000 square foot building, an additional 370,000 square foot office building, and related parking garages on land the Partnership owns at its St. Louis, Missouri North Campus location, a 225,000 square foot addition and parking garage at an existing building at its St. Louis, Missouri South Campus location, and a parking garage at its Tempe, Arizona Campus.  The Partnership estimates that the total cost of the construction agreements to be $347.5 million, with estimated completion dates during 2008 and 2009.  As of March 28, 2008, the Partnership has executed $157.7 million in general and subcontractor commitments related to the above mentioned construction projects.  The Partnership plans to finance approximately 75% of the office and garage facility with loans secured by the facilities with the remaining 25% financed from the Partnership’s existing capital resources. The Partnership has not yet obtained commitments for such financing.

For the three months ended March 28, 2008, cash and cash equivalents decreased $60.4 million to $317.8 million.  Cash provided by operating activities was $69.2 million.  The primary sources of cash provided by operating activities include income before allocations to partners adjusted for depreciation expense, decreases in cash segregated under federal regulations, securities owned, other assets and an increase in net payable to customers.  These increases to cash and cash equivalents were offset by increases in securities purchased under agreements to resell, net receivables from brokers, dealers and clearing organizations, receivable from mutual funds, insurance companies and other, along with decreases in accounts payable and accrued expenses and accrued compensation and employee benefits.  Cash used in investing activities was $31.6 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for construction of new office space as noted above.  Cash used in financing activities was $97.9 million, consisting primarily of partnership withdrawals and distributions ($125.6 million), redemption of partnership interests ($3.4 million) and repayment of subordinated debt ($.9 million), offset by the issuance of partnership interests ($31.9 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions.  The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.  At March 28, 2008, Edward Jones's Net Capital of $809.0 million was 42.8% of aggregate debit items and its Net Capital in excess of the minimum required was $771.2 million.  Net Capital and the related capital percentage may fluctuate on a daily basis.

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

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

Securities owned and sold, not yet purchased, including inventory securities and investment securities, are valued at fair value.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  When observable prices are not available, the Partnership either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

The Partnership’s periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

The following significant accounting policies require estimates that involve a higher degree of judgment and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies”.  See Part II, Item 1 − Legal Proceedings, and Part I, Item 2 − Management’s Discussion and Analysis of Financial Condition and Results of Operations − Mutual Fund Matters for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

The Partnership enters into lease agreements for certain headquarters facilities as well as branch office locations.  The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

For additional discussions of the Partnership’s accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q and, in particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments.  Various levels of management within the Partnership manage the Partnership’s risk exposure.  Position limits in trading and inventory accounts are established and monitored on an ongoing basis.  Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral.  The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets.  At March 28, 2008, amounts receivable from customers were $1.990 billion.  Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $18.0 million.  Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership’s annual net interest income by up to $42.0 million.  A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no changes in the Partnership’s exposure to market risk and changes in interest rates during the three months ended March 28, 2008 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

Revenue Sharing Class Action - The Partnership was sued in nine civil class actions that were eventually consolidated into three proceedings namely:  (1) Bressler, et al. v. Edward D. Jones & Co., (2) Spahn IRA, et al. v. Edward D. Jones & Co., and (3) Enriquez et al. v. Edward D. Jones & Co., L. P.  In August 2006, the Partnership announced a preliminary settlement agreement to resolve all three groups of lawsuits.  Each of the suits claimed in part that the Partnership failed to adequately disclose its revenue sharing arrangements with certain designated preferred mutual fund families.  Final approval of the settlement was given on October 25, 2007 in the federal court case (Spahn) and on October 29, 2007 in the state action (Enriquez).  Pursuant to the foregoing approved settlement, the Bressler action was dismissed.  The time for appeals has past and the Partnership is beginning the process of effectuating the settlement.  The checks to former clients have been distributed and it is anticipated that the first credit vouchers will be made available by approximately mid-year.  For a more detailed description of the settlement, see Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The People of the State of California v. Edward D. Jones & Co., L.P., et al. – In addition to the foregoing civil class action litigation, the California Attorney General commenced a civil action against the Partnership on essentially the same allegations present in the civil class actions.  The court has granted the Partnership's motion to dismiss and dismissed the lawsuit, and further denied the Attorney General's request for reconsideration.  However, the California Attorney General filed an appeal.  On August 24, 2007, the California Court of Appeal issued its opinion, remanding the case to the trial court with instructions to vacate the order sustaining the demurrer without leave to amend and enter a new order overruling the demurrer.  On October 3, 2007, Edward Jones timely filed a Petition for Review with the California Supreme Court.  On November 28, 2007, the California Supreme Court denied the petition.  On December 6, 2007, the case was remitted back to the trial court.  The Partnership continues its defense of the lawsuit.

Tennessee Investigation – The filing in August 2007 of a legal action In Re Estate of Florence M. Wilkison and John E. Wilkison, Jr., Executor v. Robert E. Bell, William E. Hood and Edward D. Jones & Co., L.P., Seventh Circuit Court for Davidson County Tennessee Probate Division alleging misappropriation, has been settled.  As a result, additional clients claiming conversion of property by accountant Bell and Edward Jones Financial Advisor Hood similar to the Wilkison claim has resulted in additional investigation and monetary settlements.  In April 2008, two arbitrations were filed.  The first arbitration was filed by five clients of Edward Jones and demands approximately $4.9 million.  The second arbitration was filed by one client demanding $0.5 million in damages.  Edward Jones continues its investigation.  Edward Jones has notified the regulatory authorities including the State of Tennessee and FINRA and are cooperating with their investigation.

Wage and Hour Class Actions -  On September 28, 2007, Edward Jones, a subsidiary of the Partnership, entered into two settlement agreements (the "Settlement Agreements") related to several wage and hour class action lawsuits, which were filed against Edward Jones in the United States District Court for the Northern District of California (“Northern District of California”) and the United States District Court for the Western District of Pennsylvania (“Western District of Pennsylvania”).

The first Settlement Agreement resolves the federal and state claims of a California Class.  The second Settlement Agreement resolves the federal and state claims of individuals in all other states (the “National Class”). The Settlement Classes provided for by these agreements consist of all individuals who are (or

PART II. OTHER INFORMATION

Item 1. Legal Proceedings, continued

were) employed by Edward Jones in the position of Financial Advisor, a/k/a Investment Representative and/or salaried or commissioned Financial Advisor Trainee, in the United States during the relevant class periods, including any limited partners who hold such positions, and all current and former general partners who were in such positions during the class periods for the time period before they became general partners.

On September 28, 2007, the parties filed formal settlement stipulations with the Northern District of California and the Western District of Pennsylvania. Subsequently, on February 1, 2008, the Northern District of California granted the parties’ Joint Motion for Preliminary Approval.  The Final Approval Hearing in that case is set in June 2008.  On December 17, 2007, the Western District of Pennsylvania gave the parties permission to proceed with a settlement of the federal claims, but dismissed the state claims without prejudice, ruling in part that the state and federal claims could not proceed in the same action.

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

Despite the new filings, the two Settlement Agreements remain in place.  Edward Jones agreed to pay $21.0 million to settle the claims of the California Class (the "California Fund") and up to a maximum of $19.0 million to settle claims of the National Class (the "National Class Fund"). The California Fund, including all interest thereon, is a common fund that is not the separate property of Edward Jones and will not revert to Edward Jones, from which all claims of the California Class, as well as attorney’s fees, litigation expenses, enhancements and claims administration fees and costs associated with the California Class will be paid. The National Class Fund will be made on a claims-made basis with unclaimed funds to remain the property of Edward Jones. The National Class Fund will also include attorney’s fees, litigation expenses, enhancements, administrative costs, and any other fees or costs associated with the settlement.  The $21 million for the California Fund was transferred to an escrow account in February 2008 and was charged against previously established legal expense accruals.  The cost of the National Class settlement will also be charged against previously established expense accruals.

See also "Contingencies" in Part I, Item 1, "Financial Statements" and "Mutual Fund and Annuity Matters" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership's Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6. EXHIBITS

Exhibit
Number		Description

3.1	*
Sixteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 12, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.2	*	Sixteenth Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated as of July 11, 2007, as amended.

3.3	*	Form of Limited Partnership Agreement of Edward D. Jones & Co., L.P., incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

31.1	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*   Incorporated by reference to previously filed exhibits.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

THE JONES FINANCIAL COMPANIES, L.L.L.P.
                                        __________________________________________________________
(Registrant)

Date: May 9, 2008 /s/ James D. Weddle
                                        __________________________________________________________
                    James D. Weddle, Chief Executive Officer

Date: May 9, 2008 /s/ Steven Novik
                                        __________________________________________________________
                    Steven Novik, Chief Financial Officer