Form 10-Q
period 2008-06-27
JONES FINANCIAL COMPANIES LP LLP
filed 2008-08-08
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Exact name of registrant as specified in its Partnership Agreement)

MISSOURI	43-1450818

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12555 Manchester Road
Des Peres, Missouri 63131

(Address of principal executive office)
(Zip Code)

(314) 515-2000

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

Large accelerated filer [   ]                                                                                           Accelerated filer [   ]
Non-accelerated filer [ X ]                                                                                           Smaller reporting company [   ]
(do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

THE JONES FINANCIAL COMPANIES, L.L.L.P.

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	June 27,	December 31,
(Dollars in thousands)	2008	2007

Cash and cash equivalents	$318,218	$378,141

Cash segregated under federal regulations	1,317,000	1,620,129

Securities purchased under agreements to resell	697,000	595,000

Receivable from:
Customers	2,149,698	1,989,962
Brokers, dealers and clearing organizations	415,865	439,378
Mutual funds, insurance companies, and other	171,599	173,610

Securities owned, at fair value
Inventory securities	169,286	87,524
Investment securities	120,237	136,628

Equipment, property and improvements, at cost,
net of accumulated depreciation	378,401	328,668

Other assets	80,814	75,338

TOTAL ASSETS	$5,818,118	$5,824,378

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	June 27,	December 31,
(Dollars in thousands)	2008	2007

Payable to:
Customers	$3,405,836	$3,326,854
Brokers, dealers and clearing organizations	136,098	66,469

Securities sold, not yet purchased, at fair value	10,970	5,410

Accrued compensation and employee benefits	351,585	497,135

Accounts payable and accrued expenses	175,255	191,596

Long-term debt	9,472	10,834
	4,089,216	4,098,298

Liabilities subordinated to claims of general creditors	275,300	275,300

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,396,996	1,328,342

Reserve for anticipated withdrawals	56,606	122,438
Total partnership capital subject to mandatory redemption	1,453,602	1,450,780

TOTAL LIABILITIES	$5,818,118	$5,824,378

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 27,	June 29,	June 27,	June 29,
except per unit information)	2008	2007	2008	2007

Revenue:
Trade Revenue
Commissions	$436,649	$488,992	$873,801	$972,756
Principal transactions	127,128	97,633	251,230	163,991
Investment banking	12,986	4,133	24,885	10,544
Fee Revenue
Asset fees	287,026	272,573	569,288	524,949
Account and activity fees	117,078	109,051	234,512	214,208
Interest and dividends	48,251	79,930	106,805	156,636
Other revenue	3,520	11,575	(1,162)	13,409
Total revenue	1,032,638	1,063,887	2,059,359	2,056,493
Interest expense	18,475	20,063	38,010	40,232
Net revenue	1,014,163	1,043,824	2,021,349	2,016,261
Operating expenses:
Compensation and benefits	627,446	634,621	1,246,738	1,218,445
Communications and data processing	79,743	71,383	157,863	145,384
Occupancy and equipment	77,273	74,768	153,485	154,359
Payroll and other taxes	37,834	33,618	81,454	74,312
Advertising	19,041	14,102	37,746	29,344
Postage and shipping	13,920	14,054	27,812	28,150
Floor brokerage and clearance fees	5,464	4,743	8,687	8,493
Other operating expenses	54,931	37,075	105,700	84,160
Total operating expenses	915,652	884,364	1,819,485	1,742,647

Income before allocations to partners	98,511	159,460	201,864	273,614

Allocations to partners:
Limited partners	13,357	25,976	27,448	44,648
Subordinated limited partners	9,392	14,117	19,484	24,620
General partners	75,762	119,367	154,932	204,346

Net Income	$-	$-	$-	$-

Income before allocations to partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$27.23	$52.06	$55.81	$89.33

Weighted average $1,000 equivalent
limited partnership units outstanding	490,452	498,942	491,776	499,809

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
SIX MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007
(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2006	$229,270	$137,503	$636,606	$1,003,379
Reserve for anticipated withdrawals	(20,938)	(12,372)	(62,683)	(95,993)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2006	208,332	125,131	573,923	907,386
Issuance of partnership interests	293,562	21,222	8,038	322,822
Redemption of partnership interests	(3,802)	(612)	-	(4,414)
Income allocated to partners	44,648	24,620	204,346	273,614
Withdrawals and distributions	(1,602)	(19,203)	(102,187)	(122,992)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, JUNE 29, 2007	541,138	151,158	684,120	1,376,416
Reserve for anticipated withdrawals	(43,047)	(5,417)	(45,756)	(94,220)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, June 29, 2007	$498,091	$145,741	$638,364	$1,282,196

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, December 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342
Issuance of partnership interests	-	31,437	-	31,437
Redemption of partnership interests	(4,928)	(617)	-	(5,545)
Income allocated to partners	27,448	19,484	154,932	201,864
Withdrawals and distributions	(3,239)	(16,236)	(83,021)	(102,496)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, JUNE 27, 2008	513,767	180,745	759,090	1,453,602
Reserve for anticipated withdrawals	(24,209)	(3,248)	(29,149)	(56,606)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, June 27, 2008	$489,558	$177,497	$729,941	$1,396,996

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27,	June 29,
(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net
cash provided by (used in) operating activities -
Income before allocations to partners	201,864	273,614
Depreciation	43,155	46,928
Changes in assets and liabilities:
Cash segregated under federal regulations	303,129	37,806
Securities purchased under agreements to resell	(102,000)	(403,000)
Net payable to customers	(80,754)	85,494
Net receivable from brokers, dealers and
clearing organizations	93,142	(18,588)
Receivable from mutual funds, insurance companies
and other	2,011	(17,892)
Securities owned, net	(59,811)	10,523
Other assets	(5,476)	616
Accrued compensation and employee benefits	(145,550)	(36,520)
Accounts payable and accrued expenses	(24,039)	(25,580)
Net cash provided by/(used in) operating activities	225,671	(46,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(85,190)	(50,786)
Net cash used in investing activities	(85,190)	(50,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,362)	(1,748)
Issuance of partnership interests	31,437	322,822
Redemption of partnership interests	(5,545)	(4,414)
Withdrawals and distributions from partnership capital	(224,934)	(218,985)
Net cash (used in)/provided by financing activities	(200,404)	97,675

Net (decrease) increase in cash and cash equivalents	(59,923)	290

CASH AND CASH EQUIVALENTS,
Beginning of period	378,141	311,992
End of period	$318,218	$312,282

Cash paid for interest	$38,126	$39,840

NON-CASH ACTIVITIES
Additions of equipment, property and improvements in accounts payable and accrued expenses	$7,698	$-

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

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions, as a distributor of mutual fund shares, and from revenue related to assets held by and account services provided to its clients.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.  Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership, offers trust services to Edward Jones customers.

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

The results of operations for the six months ended June 27, 2008 and June 29, 2007 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition.  Customer transactions are recorded on a settlement date basis, and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis.  All other forms of revenue are recorded on an accrual basis in the period earned.

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

Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters.  When observable prices are not available, the Partnership either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows,

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

adjusted as appropriate for liquidity, credit, market and/or other risk factors.

The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), effective for the fiscal year beginning January 1, 2008.  The adoption of SFAS 157 had no financial impact on the Partnership's consolidated financial condition, results of operations, or cash flows.  Beginning January 1, 2008, assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The types of assets and liabilities categorized as Level II generally are municipal bonds, mortgage and asset backed securities and corporate debt.

Level III – Inputs are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Partnership does not have any assets or liabilities categorized as Level III.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	Assets at Fair Value as of June 27, 2008
In thousands	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$697,000	$-	$-	$697,000
Securities Owned:
Inventory Securities:
Certificates of Deposit	$-	$5,177	$-	$5,177
U.S. and Canadian Government and U.S. Agency Obligations	3,259	-	-	3,259
State and Municipal Obligations	-	132,442	-	132,442
Corporate Bonds and Notes	-	7,590	-	7,590
Collateralized Mortgage Obligations	-	4,067	-	4,067
Equities	16,566	-	-	16,566
Unit Investment Trusts	185	-	-	185
Total Inventory Securities	$20,010	$149,276	$-	$169,286
Investment Securities:
U.S. government and agency obligations held by U.S. broker dealer	$21,477	$-	$-	$21,477
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealers	24,642	-	-	24,642
Mutual Funds	72,757	-	-	72,757
Equities	-	1,361	-	1,361
Total Investment Securities	$118,876	$1,361	$-	$120,237

	Liabilities at Fair Value as of June 27, 2008
In thousands	Level I	Level II	Level III	Total

Securities Sold, Not Yet Purchased:
Certificates of Deposit	$-	$388	$-	$388
U.S. and Canadian Government and U.S. Agency Obligations	1,124	-	-	1,124
State and Municipal Obligations	-	236	-	236
Corporate Bonds and Notes	-	4,517	-	4,517
Collateralized Mortgage Obligations	-	51	-	51
Equities	4,469	-	-	4,469
Unit Investment Trusts	185	-	-	185
Total Securities Sold, Not Yet Purchased	$5,778	$5,192	$-	$10,970

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the statement's criteria requiring capital to be classified as a liability.

Since the Partnership is obligated to redeem a partner’s capital after a partner’s death, SFAS No. 150 requires all of the Partnership’s equity capital to be classified as a liability.  Income before allocations to partners prior to the issuance of the Statement was classified in the Partnership's statement of income as net income.  In accordance with SFAS No. 150, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the six month periods ended June 27, 2008 and June 29, 2007.  The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership’s treatment of income, income allocations or equity capital for any other purposes.  In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,396,996 consists of $489,558 of limited partnership capital issued in $1,000 units, $177,497 of subordinated limited partnership capital and $729,941 of general partnership capital as of June 27, 2008.  The reserve for anticipated withdrawals consists of current year profits to be withdrawn over the next year.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital.  Expense related to the 7.5% return was $18,400 and $18,800 for the six months ended June 27, 2008 and June 29, 2007, respectively, and is included as a component of interest expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

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

At June 27, 2008, Edward Jones's Net Capital of $816.5 million was 39.8% of aggregate debit items and its Net Capital in excess of the minimum required was $775.5 million.  Net capital and the related capital percentages may fluctuate on a daily basis.

At June 27, 2008, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

CONTINGENCIES

In the normal course of business, the Partnership has been named, as a defendant in various legal actions, including arbitrations, class actions and other litigation.  Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  The Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters, and as a result, has established appropriate accruals for potential litigation losses.  Based on current knowledge and after consultation with counsel, the Partnership believes that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership’s future operating results for a particular period or periods.  For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and "Legal Proceedings" in Part II, Item 1 of  this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership has executed construction agreements for the construction of two office buildings totaling 575,000 square feet and related parking garages on land the Partnership owns at its St. Louis, Missouri, North Campus location, a 225,000 square foot addition and parking garage at an existing building at its St. Louis, Missouri, South Campus location and a parking garage at its Tempe, Arizona, Campus.  The Partnership estimates that the total cost of the construction agreements as well as the related furniture, fixtures and equipment and information systems costs to be $383.6 million, with estimated completion dates during 2008 through 2010.  The Partnership has executed $242.7 million in general and subcontractor as well as other vendor commitments related to the construction projects, of which $86.9 million has been expended to date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

For the second quarter of 2008, net revenue decreased 3% ($29.7 million) to $1.01 billion, while income before allocations to partners decreased 38% ($60.9 million) to $98.5 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 9.5% in the second quarter of 2008, from 15.0% in the second quarter of 2007.

The primary factors contributing to the decline in the Partnership's net revenues were reduced trade revenues and net interest income.  Trade revenues were negatively impacted by a shift in customers' dollars invested (the principal amount of customers' buy and sell transactions) to products with lower margins while net interest income was reduced due primarily to the interest rate reductions that occurred starting in September 2007.  These reductions were partially offset by increased revenues from asset fees and account and activity fees.  Asset fees were positively impacted by higher asset balances while account and activity fees increased due to a higher number of accounts generating these revenues.  Operating expenses increased due primarily to costs associated with the continued expansion and enhancement of the Partnership's branch office network, as well as increases in advertising, travel, and legal expenses.  The Partnership added 1,044 financial advisors during the twelve months ended June 27, 2008, ending the quarter with 11,683 financial advisors, an increase of 10% from 10,639 as of June 29, 2007.

Trade Revenue

Trade revenue comprised 57% of net revenue for both the second quarters of 2008 and 2007.  Net fee revenue comprised 43% for the second quarters of 2008 and 2007.

Trade revenue of $576.8 million decreased 2% ($14.0 million) during the second quarter of 2008 compared to the same period in the prior year.  Trade revenue decreased primarily due to a decrease in margin earned when compared to the second quarter of 2007.  Partially offsetting the decline in margin was an increase in customer dollars invested.  The Partnership's margin earned on each $1,000 invested decreased to $19.40 for the second quarter of 2008 from $20.70 in 2007.  Total customer dollars invested were $29.7 billion during the second quarter of 2008, a 4% ($1.2 billion) increase from the second quarter of 2007.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commission revenue decreased 11% ($52.4 million) for the second quarter of 2008 to $436.6 million.  Customers invested $17.4 billion in commission generating transactions in the second quarter of 2008 compared to $18.8 billion in the second quarter of 2007, a 7% decrease.  Revenue from mutual fund commissions decreased 15% ($50.9 million) and equity commissions decreased 8% ($6.3 million) while insurance commissions increased 7% ($4.9 million).  The following table summarizes commissions revenue quarter over quarter:

	Quarter ended (in millions)
	June 27,	June 29,	%
	2008	2007	Change
Mutual funds	$288.3	$339.2	(15)
Equities	75.8	82.1	(8)
Insurance	72.4	67.5	7
Corporate bonds	0.1	0.2	(50)
	$436.6	$489.0	(11)

Principal transactions revenue increased 30% ($29.5 million) to $127.1 million during the second quarter of 2008 due primarily to an increase in customer dollars invested.  Customers invested $11.8 billion in principal transactions in the second quarter of 2008 compared to $9.5 billion in the second quarter of 2007, an increase of 24%.  The Partnership’s margin earned on principal transactions on each $1,000 invested increased to $10.70 during the second quarter of 2008 from $10.40 during the second quarter of 2007 due to a shift to higher margin, tax free fixed income products from lower margin, taxable fixed income products.  Revenue from municipal bonds increased 91% ($30.2 million) and certificates of deposit increased 31% ($3.6 million).   Revenue's from Government bonds decreased 31% ($2.2 million), corporate bonds decreased 4% ($1.6 million), and collateralized mortgage obligations decreased 14% ($0.6 million).  The increase in municipal bond revenue was due to the attractive yields on municipal bonds versus their historic yields relative to treasury securities.  The following table summarizes principal transaction revenue quarter over quarter:

	Quarter ended (in millions)
	June 27,	June 29,	%
	2008	2007	Change
Corporate bonds	$35.7	$37.3	(4)
Municipal bonds	63.5	33.3	91
Certificates of deposit	15.1	11.5	31
Government bonds	4.9	7.1	(31)
Collateralized mortgage obligations	3.6	4.2	(14)
Unit investment trusts	4.3	4.2	2
	$127.1	$97.6	30

Investment banking revenue increased 214% ($8.9 million) during the second quarter of 2008 to $13.0 million, due primarily to an increase in municipal offerings in the current quarter.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Fee Revenue

Net fee revenue, which is Fee Revenue net of interest expense, decreased 4% ($15.7 million) to $437.4 million during the second quarter of 2008.

Asset fees increased 5% ($14.5 million) to $287.0 million due primarily to increases in customer's mutual fund and insurance assets.  Average U.S. customer mutual fund, insurance, and money market assets increased $8.1 billion, or 2%, to $346.1 billion in the second quarter of 2008 compared to $338.0 billion in the second quarter of 2007.

Account and activity fees of $117.1 million increased 7% ($8.0 million) quarter over quarter.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 11% ($7.0 million) to $68.5 million, due to a 13% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services.  In addition, retirement account fees increased 14% ($3.8 million) to $30.1 million during the second quarter of 2008, due primarily to a 10% increase in the number of U.S. retirement accounts.

Other revenue of $3.5 million decreased 70% ($8.1 million) quarter over quarter primarily due to the decrease in value in the investments supporting the non-qualified deferred compensation plan.  The supporting investments had a loss in the market value of $0.8 million in the second quarter of 2008, versus a gain of $5.0 million in the same period last year, resulting in a $5.8 million decrease in revenue.  As the market value of the investments supporting  the non-qualified deferred compensation plan fluctuate, the gains or losses are reflected in other revenue.  There was an offsetting decrease in compensation and benefits expense in the second quarter of 2008, as the expense for the plan is reflected there.  Each period, the net impact of the market value fluctuations, on the investments supporting the non-qualified plan, to the Partnership's financial performance is zero.

Net interest and dividend income decreased 50% ($30.1 million) to $29.8 million during the second quarter of 2008 due primarily to a decrease in interest rates.  Interest income from cash equivalents and securities purchased under agreements to resell decreased 58% ($17.9 million).  The average funds invested in cash equivalents and securities purchased under agreements to resell during the second quarter of 2008 was $2.2 billion, compared to $2.3 billion in the second quarter of 2007.  The average rate earned on these investments decreased to 2.08% during the second quarter of 2008 from 5.21% during the second quarter of 2007.  While the average aggregate customer loan balance increased 6% ($114.1 million) to $2.0 billion, interest income from customer loans decreased 31% ($13.8 million).  The decrease was due to reduced interest rates.  The average rate earned on customer loan balances decreased to approximately 5.96% during the second quarter of 2008 from approximately 9.13% during the second quarter of 2007.  Generally, the average interest rate earned on the Partnership's interest bearing assets was negatively impacted by the Federal Reserve's reduction in its target Federal Funds Rate from 5.25% in the second quarter of 2007, to 2.00% at the end of the second quarter 2008.  In addition, interest expense decreased 8% ($1.6 million) to $18.5 million during the second quarter of 2008 due to lower subordinated and long-term debt balances.

Operating expenses increased 4% ($31.3 million) to $915.7 million during the second quarter of 2008 as compared to 2007.  Compensation and benefits costs decreased 1% ($7.2 million) to $627.4 million.  Within compensation and benefits costs, financial advisor commission compensation decreased 1% ($2.1 million) due to decreased revenues, while financial advisor

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Ssalary and subsidy increased 37% ($11.1 million) due to new financial advisor compensation programs as well as increased number of financial advisors participating in the programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin, decreased 40% ($40.6 million).  Headquarters and branch payroll expense increased 15% ($24.9 million) due to increased salary and benefit costs for existing and additional personnel support as the Partnership grows its financial advisor network.  On a full time equivalent basis, the Partnership had 5,105 headquarters associates and 11,846 branch staff associates as of June 27, 2008, compared to 4,580 headquarters associates and 11,039 branch staff associates as of June 29, 2007.

Other operating expenses increased 48% ($17.9 million) primarily due to increases in travel, and legal expenses.  Legal expenses increased 172% ($8.2 million) during the second quarter of 2008 due to the decrease in legal expense accruals associated with legal matters and regulatory settlements taken in the second quarter of 2007.  The Partnership reversed approximately $9.5 million of legal expense accruals in the second quarter of 2007 due to the final determination and refund of sales loads to current and former customers that were improperly imposed in prior years pertaining to certain mutual fund Net Asset Value transfer programs.  (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the Fiscal year ended December 31, 2007 and "Legal Proceedings" in Part II, Item 1 of this Form 10-Q for additional discussion on regulatory settlements).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

For the first six months of 2008, net revenue increased $5.1 million to $2.021 billion, while income before allocations to partners decreased 26% ($71.8 million) to $201.9 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 9.8% for the first six months of 2008, from 13.3% in the first six months of 2007.  The Partnership's modest increase in net revenues was primarily attributable to increased asset fee and account and activity fee revenues which were largely offset by reduced net interest income and other revenues.  Operating expenses increased due primarily to growth in new financial advisor  compensation, costs associated with the continued expansion and enhancement of the Partnership's branch office network, as well as increases in advertising, travel and legal expenses.

Trade Revenue

Trade revenue comprised 57% of net revenue for both the first six months of 2008 and 2007.  Conversely, net fee revenue comprised 43% for the first six months of 2008 and 2007.

Trade revenue of $1.150 billion increased 0.2% ($2.6 million) during the first six months of 2008 compared to the same period in the prior year.  The small increase in trade revenue was comprised of an increase in customer dollars invested which was largely offset by a decline in the margin earned on overall customer dollars invested.  Total customer dollars invested were $57.5 billion during the first six months of 2008, a 4% ($2.1 billion) increase from the first six months of 2007.  The Partnership's margin earned on each $1,000 invested decreased to $20.00 for the first six months of 2008 from $20.70 in 2007.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commission revenue decreased 10% ($99.0 million) for the first six months of 2008 to $873.8 million.  Commission revenue decreased year over year due primarily to a 7% ($2.7 billion) decrease in customer dollars invested in commission generating transactions to $34.7 billion.  Underlying the decrease in commission revenues, mutual fund commissions decreased 15% ($102.3 million) and equity commissions decreased 6% ($10.1 million), which were offset by an increase in insurance commissions 11% ($13.6 million).

The following table summarizes commission revenue year over year:

	Six Months ended (in millions)
	June 27,	June 29,	%
	2008	2007	Change
Mutual funds	$580.0	$682.3	(15)
Equities	152.8	162.9	(6)
Insurance	140.8	127.2	11
Corporate bonds	0.2	0.4	(50)
	$873.8	$972.8	(10)

Principal transactions revenue increased 53% ($87.2 million) to $251.2 million during the first six months of 2008 due primarily to an increase in customer dollars invested.  Customers invested $21.9 billion in principal transactions in the first six months of 2008 compared to $17.6 billion in the first six months of 2007.  The Partnership’s margin earned on principal transactions on each $1,000 invested increased to $11.50 during the first six months of 2008 from $9.40 during the first six months of 2007 primarily due to a shift into higher margin fixed income products from lower margin certificates of deposit.  Revenue from corporate bonds increased 25% ($15.5 million), municipal bonds increased 132% ($71.5 million), and certificates of deposit increased 5% ($1.1 million), while government bonds decreased 9% ($1.1 million).  The increase in municipal bond revenue is due to the attractive yields on municipal bonds versus their historic yields relative to treasury securities.  The following table summarizes principal transaction revenue year over year:

	Six Months ended (in millions)
	June 27,	June 29,	%
	2008	2007	Change
Municipal bonds	$125.7	$54.2	132
Corporate bonds	76.3	60.8	25
Certificates of deposit	22.7	21.6	5
Government bonds	10.6	11.7	(9)
Unit investment trusts	8.4	8.1	4
Collateralized mortgage obligations	7.5	7.6	(1)
	$251.2	$164.0	53

Investment banking revenue increased 136% ($14.3 million) during the first six months of 2008 to $24.9 million, due primarily to an increase in municipal offerings.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Fee Revenue

Net fee revenue, which is Fee Revenue net of interest expense, increased 0.3% ($2.5 million) to $871.4 million during the first six months of 2008.

Asset fees increased 8% ($44.3 million) to $569.3 million due primarily to increases in customer's mutual fund and insurance assets.  Average U.S. customer mutual fund, insurance, and money market assets increased 6% ($20.1 billion) to $347.5 billion in the first six months of 2008 compared to $327.4 billion in the first six months of 2007.

Account and activity fees of $234.5 million increased 9% ($20.3 million) year over year.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 12% ($14.0 million) to $134.9 million.  The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 13%.  In addition, retirement account fees increased 12% ($6.4 million) to $59.3 million during the first six months of 2008, due primarily to a 10% increase in the number of U.S. retirement accounts.

Other revenue decreased 109% ($14.6 million) year over year.  The decrease between years is primarily attributable to the decrease in value in the investments supporting the non-qualified deferred compensation plan.  The supporting investments had a loss in the market value of $7.5 million through June 2008, versus a gain of $6.8 million in the same period last year, resulting in a $14.3 million decrease in revenue.  As the market value of the investments supporting the non-qualified deferred compensation plan fluctuate, the gains or losses are reflected in other revenue.  There was an offsetting decrease in Compensation and Benefits Expense in the first six months of 2008, as the expense for the plan is reflected there.  Each period, the net impact of the market value fluctuations, on the investments supporting the non-qualified plan, to the partnership's financial performance is zero.

Net interest and dividend income decreased 41% ($47.6 million) to $68.8 million during the first six months of 2008 due primarily to a decrease in interest rates.  Interest income from cash equivalents and securities purchased under agreements to resell decreased 45% ($26.4 million).  The average funds invested in cash equivalents and securities purchased under agreements to resell during the first six months of 2008 was $2.3 billion, compared to $2.2 billion in the first six months of 2007.  The average rate earned on these investments decreased to 2.65% during the first six months of 2008 from 5.21% during the first six months of 2007.  Interest income from customer loans decreased 27% ($24.0 million) to $63.4 million.  While the average aggregate customer loan balance increased 2% ($45.2 million) to $2.0 billion, the average rate earned on customer loan balances decreased due to the decrease in short-term interest rates during the past year to approximately 6.54% during the first six months of 2008 from approximately 9.13% during the first six months of 2007.  In addition, interest expense decreased 6% ($2.2 million) to $38.0 million during the first six months of 2008 due to lower subordinated and long-term debt balances.

Operating expenses increased 4% ($76.8 million) to $1.819 billion during the first six months of 2008.  Compensation and benefits costs increased 2% ($28.3 million) to $1.247 billion.  Within compensation and benefits costs, financial advisor compensation increased 2% ($12.6 million) due to increased revenues, while financial advisor salary and subsidy increased 37% ($21.2 million) due to new financial advisor compensation programs as well as an increased number of financial advisors participating in the programs.  Variable compensation, including

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin decreased 27% ($49.4 million).  Headquarters salary and fringe expense increased 14% ($19.1 million) to $160.0 million in the first six months of 2008.  Branch salary and fringe expense increased 14% ($24.8 million) to $204.6 million.  Headquarters and branch salary and fringe expense increased due to increased salary and benefit costs for existing and additional personnel support as the Partnership grows its expands its financial advisor network.  On a full time equivalent basis, the Partnership had 5,105 headquarters associates and 11,846 branch staff associates as of June 27, 2008, compared to 4,580 headquarters associates and 11,039 branch staff associates as of June 29, 2007.

Communications and data processing expense increased 9% ($12.5 million) to $157.9 million in the first six months of 2008 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network (which was completed in the fall of 2007).

Other operating expenses increased 26% ($21.5 million) primarily due to increased legal expenses, travel and MAP money manager expense associated with increased MAP assets and revenues.  Legal expenses increased $9.1 million during the first six months of 2008 due to increased legal expense accruals associated with legal matters and regulatory settlements and the reversal of previously established expense accruals during the first six months of 2007 pertaining to the mutual fund NAV transfer programs (as discussed in the "Results of Operations for the Three Months ended June 27, 2008 and June 29, 2007").

MUTUAL FUNDS AND ANNUITIES

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

The Partnership derived 65% of its total revenue from sales and services related to mutual fund and annuity products in the first six months of 2008 and 67% in the first six months of 2007.  The Partnership derived 32% of its total revenue for the first six months of 2008 and 28% of its total revenue for the first six months of 2007 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at June 27, 2008, excluding the reserve for anticipated withdrawals, was $1.4 billion, compared to $1.3 billion at December 31, 2007.  The increase is primarily due to the retention of General Partner earnings ($42.8 million) and the issuance of subordinated limited partner interests ($31.4 million), offset by redemption

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

of limited partner and subordinated limited partner interests ($4.9 million and $0.6 million, respectively).

At June 27, 2008, the Partnership had $318.2 million in cash and cash equivalents.  In addition, the Partnership had $697.0 million in securities purchased under agreements to resell, which have maturities of less than one week.  Also, the Partnership had $1.317 billion in cash segregated under federal regulations, which was not available for general use.  Lines of credit are in place aggregating $1.17 billion ($1.07 billion of which is through uncommitted lines of credit and $0.2 billion of unsecured lines of credit) where actual borrowing availability is based on securities owned by customers' margin securities which serve as collateral on loans.  In the first six months of 2008, the Partnership had amounts outstanding under these lines of credit for only four days with an outstanding balance of $1.0 million on each of the four days.  No amounts were outstanding under these lines at June 27, 2008 and June 29, 2007.

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

The Partnership has executed a construction agreement for the construction of a 205,000 square foot building, an additional 370,000 square foot office building, and related parking garages on land the Partnership owns at its St. Louis, Missouri, North Campus location, a 225,000 square foot addition and parking garage at an existing building at its St. Louis, Missouri, South Campus location, and a parking garage at its Tempe, Arizona, Campus.  The Partnership estimates that the total cost of the construction agreements as well as the related furniture, fixture and equipment and information systems costs to be $383.6 million, with estimated completion dates during 2008 through 2010.  The Partnership has executed $242.7 million in general and subcontractor as well as other vendor commitments related to the above mentioned construction projects, of which $86.9 million has been expended to date. The Partnership plans to finance approximately 75% of the office and garage facility with loans secured by the facilities with the remaining 25% financed from the Partnership's existing capital resources.  The Partnership has not yet obtained commitments for such financing.

For the six months ended June 27, 2008, cash and cash equivalents decreased $59.9 million to $318.2 million.  Cash provided by operating activities was $225.7 million.  The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation expense, a decrease in cash segregated under federal regulations and a decrease in net receivable from brokers, dealers, and clearing organizations.  These increases to cash and cash equivalents were offset by increases in securities purchased under agreements to resell and securities owned, along with decreases in accounts payable and accrued expenses and accrued compensation and employee benefits.  Cash used in investing activities was $85.2 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for construction of new office space as noted above.  Cash used in financing

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

activities was $200.4 million, consisting primarily of partnership withdrawals and distributions ($224.9 million), redemption of partnership interests ($5.5 million), and repayment of long-term debt ($1.4 million), offset by the issuance of partnership interests ($31.4 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions.  The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.  At June 27, 2008, Edward Jones's Net Capital of $816.5 million was 39.8% of aggregate debit items and its Net Capital in excess of the minimum required was $775.5 million.  Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership provides for potential losses that may arise out of litigation, regulatory

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

proceedings and other contingencies to the extent that such losses can be estimated, in accordance with SFAS No. 5, Accounting for Contingencies.  See in Part II, Item 1 "Legal Proceedings" and Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations"  of the Form 10-Q for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, including overnight investments and receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets.  At June 27, 2008, amounts receivable from customers on margin balances were $2.092 billion.  Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $17.0 million.  Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership’s annual net interest income by up to $41.0 million.  A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

There were no material changes in the Partnership’s exposure to market risk and changes in interest rates during the six months ended June 27, 2008 that would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

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

PART II. FINANCIAL INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Revenue Sharing Class Action.  To effectuate the settlement in Spahn IRA et al. v.  Edward Jones & Co., and Enriquez et al. v. Edward D. Jones & Co., L.P., the Partnership distributed checks to former clients.  The first credit vouchers issued under the settlement became available for current clients' use on August 1, 2008.

Tennessee Investigation.  The Partnership is defending three FINRA arbitrations: McGee v. Edward D. Jones & Co. L.P., Wilks v. Edward D. Jones & Co., L.P. and Givens v. Edward D. Jones & Co., L.P. filed in April 2008 alleging $500,000, $600,000, and $4.9 million in actual damages, respectively.  Wilks v. Edward D. Jones & Co. L.P., et al. was also filed as a corresponding  lawsuit to the Wilks arbitration in the state court of Tennessee with the same allegations and demand of $600,000.  The lawsuit has been stayed as to the Partnership.  In addition, the State of Tennessee and FINRA have begun investigations related to this matter. The Partnership continues to cooperate with the State of Tennessee and FINRA in their investigations.

Wage and Hour Class Actions.  On June 5, 2008, the U.S. District Court for the Northern District of Ohio, Eastern Division granted preliminary approval of the National Class settlements.  In June 2008, the Partnership transferred $19 million to an escrow account for the National Class Fund and charged this expense against previously established legal expense accruals.

On June 27, 2008, the Northern District of California granted final approval of the California settlement.  Checks are anticipated to be mailed to class members in mid-to-late August.

The above-stated information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2008.

For additional discussion, see also "Contingencies" in Part I, Item 1, "Financial Statements" of this Form 10-Q.

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

3.2	**	Sixteenth Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated as of July 21, 2008, as amended.

3.3	*	Form of Limited Partnership Agreement of Edward D. Jones & Co., L.P., incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

31.1	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

THE JONES FINANCIAL COMPANIES, L.L.L.P.
(Registrant)

August 8, 2008	/s/ James D. Weddle
James D. Weddle, Chief Executive Officer

August 8, 2008	/s/ Steven Novik
Steven Novik, Chief Financial Officer