Form 10-Q
period 2008-09-26
JONES FINANCIAL COMPANIES LP LLP
filed 2008-11-07
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.
 ____________________________________________________________________________
(Exact name of registrant as specified in its Partnership Agreement)

MISSOURI	43-1450818
____________________________________________________________________________
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12555 Manchester Road
Des Peres, Missouri 63131
____________________________________________________________________________
(Address of principal executive office)
(Zip Code)

(314) 515-2000
____________________________________________________________________________
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

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	(Unaudited)
	September 26,	December 31,
(Dollars in thousands)	2008	2007

Cash and cash equivalents	$384,145	$378,141

Cash segregated under federal regulations	1,644,000	1,620,129

Securities purchased under agreements to resell	729,000	595,000

Receivable from:
Customers	2,264,950	1,989,962
Brokers, dealers and clearing organizations	462,304	439,378
Mutual funds, insurance companies, and other	177,010	173,610

Securities owned, at fair value
Inventory securities	174,568	87,524
Investment securities	104,575	136,628

Equipment, property and improvements, at cost,
net of accumulated depreciation	459,318	328,668

Other assets	69,979	75,338

TOTAL ASSETS	$6,469,849	$5,824,378

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	September 26,	December 31,
(Dollars in thousands)	2008	2007

Payable to:
Customers	$4,068,815	$3,326,854
Brokers, dealers and clearing organizations	100,898	66,469

Securities sold, not yet purchased, at fair value	12,322	5,410

Accrued compensation and employee benefits	362,548	497,135

Accounts payable and accrued expenses	189,498	191,596

Long-term debt	9,284	10,834
	4,743,365	4,098,298

Liabilities subordinated to claims of general creditors	261,100	275,300

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,409,266	1,328,342

Reserve for anticipated withdrawals	56,118	122,438
Total partnership capital subject to mandatory redemption	1,465,384	1,450,780

TOTAL LIABILITIES	$6,469,849	$5,824,378

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 26,	September 28,	September 26,	September 28,
except per unit information)	2008	2007	2008	2007

Revenue:
Trade Revenue
Commissions	$373,088	$444,875	$1,246,889	$1,417,631
Principal transactions	129,936	117,228	381,166	281,219
Investment banking	11,210	10,736	36,095	21,280
Fee Revenue
Asset fees	275,917	282,495	845,189	807,444
Account and activity fees	119,544	112,313	354,057	326,522
Interest and dividends	47,423	78,637	154,228	235,273
Other revenue	(9,138)	5,693	(10,286)	19,100
Total revenue	947,980	1,051,977	3,007,338	3,108,469
Interest expense	17,607	19,954	55,616	60,185
Net revenue	930,373	1,032,023	2,951,722	3,048,284
Operating expenses:
Compensation and benefits	575,661	637,530	1,822,399	1,855,975
Communications and data processing	81,694	78,007	239,556	223,391
Occupancy and equipment	80,081	72,718	233,566	227,077
Payroll and other taxes	34,302	33,622	115,756	107,933
Advertising	14,624	15,735	52,369	45,079
Postage and shipping	15,698	14,301	43,510	42,451
Floor brokerage and clearance fees	5,028	4,735	13,715	13,228
Other operating expenses	50,461	47,226	156,163	131,387
Total operating expenses	857,549	903,874	2,677,034	2,646,521

Income before allocations to partners	72,824	128,149	274,688	401,763

Allocations to partners:
Limited partners	9,819	20,792	37,267	65,440
Subordinated limited partners	6,770	10,946	26,254	35,566
General partners	56,235	96,411	211,167	300,757

Net Income	$-	$-	$-	$-

Income before allocations to partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$20.14	$41.84	$75.95	$131.17

Weighted average $1,000 equivalent
limited partnership units outstanding	487,537	496,968	490,678	498,903

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
NINE MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007
(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2006	$229,270	$137,503	$636,606	$1,003,379
Reserve for anticipated withdrawals	(20,938)	(12,372)	(62,683)	(95,993)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2006	208,332	125,131	573,923	907,386
Issuance of partnership interests	293,562	22,408	8,038	324,008
Redemption of partnership interests	(5,587)	(612)	-	(6,199)
Income allocated to partners	65,440	35,566	300,757	401,763
Withdrawals and distributions	(1,985)	(32,556)	(186,756)	(221,297)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, SEPTEMBER 28, 2007	559,762	149,937	695,962	1,405,661
Reserve for anticipated withdrawals	(63,454)	(3,010)	(30,990)	(97,454)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, September 28, 2007	$496,308	$146,927	$664,972	$1,308,207
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342
Issuance of partnership interests	-	31,438	-	31,438
Redemption of partnership interests	(7,664)	(1,132)	-	(8,796)
Income allocated to partners	37,267	26,254	211,167	274,688
Withdrawals and distributions	(3,477)	(24,175)	(132,636)	(160,288)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, SEPTEMBER 26, 2008	520,612	179,062	765,710	1,465,384
Reserve for anticipated withdrawals	(33,790)	(2,079)	(20,249)	(56,118)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, September 26, 2008	$486,822	$176,983	$745,461	$1,409,266

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities:
Income before allocations to partners	274,688	401,763
Depreciation	65,555	70,940

Changes in assets and liabilities:
Cash segregated under federal regulations	(23,871)	87,806
Securities purchased under agreements to resell	(134,000)	(537,000)
Net payable to customers	466,973	55,747
Net receivable from brokers, dealers and
clearing organizations	11,503	(25,337)
Receivable from mutual funds, insurance companies
and other	(3,400)	(17,444)
Securities owned, net	(48,079)	46,925
Other assets	5,359	8,809
Accrued compensation and employee benefits	(134,587)	41,720
Accounts payable and accrued expenses	(26,029)	(19,869)
Net cash provided by operating activities	454,112	114,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(172,274)	(81,134)
Net cash used in investing activities	(172,274)	(81,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,550)	(2,643)
Repayment of subordinated debt	(14,200)	(23,200)
Issuance of partnership interests	31,438	324,008
Redemption of partnership interests	(8,796)	(6,199)
Withdrawals and distributions from partnership capital	(282,726)	(317,290)
Net cash used in financing activities	(275,834)	(25,324)

Net increase in cash and cash equivalents	6,004	7,602

CASH AND CASH EQUIVALENTS,
Beginning of period	378,141	311,992
End of period	$384,145	$319,594

Cash paid for interest	$51,811	$56,295

NON-CASH ACTIVITIES
Additions of equipment, property and improvements in accounts payable and accrued expenses	$23,931	$-

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

The Partnership's Business and Basis of Accounting. The accompanying consolidated financial statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests owned are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada for the nine months ended August 31, 2008 and 2007 are included in the Partnership's consolidated financial statements because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions, as a distributor of mutual fund shares, and from revenue related to assets held by and account services provided to its customers.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.  Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership, offers trust services to Edward Jones customers.

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

The results of operations for the nine months ended September 26, 2008 and September 28, 2007 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Principal transactions revenue is the result of the Partnership's participation in market making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts, mortgage-backed securities and certificates of deposit.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters.  When observable prices are not available, the Partnership either uses

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

On October 10, 2008 the Financial Accounting Standards Board issued FSP FAS No. 157-3, "Fair Value Measurements" (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard as of September 26, 2008 did not have any impact on the Partnership's results of operations, cash flows or financial positions.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Assets at Fair Value as of September 26, 2008
In thousands	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$729,000	$-	$-	$729,000
Securities Owned:
Inventory Securities:
Certificate of Deposit	$-	$41,897	$-	$41,897
U.S. and Canadian Government and U.S.
Agency Obligations	5,329	-	-	5,329
State and Municipal Obligations	-	81,775	-	81,775
Corporate Bonds and Notes	-	25,435	-	25,435
Collateralized Mortgage Obligations	-	2,437	-	2,437
Equities	17,440	-	-	17,440
Unit Investment Trusts	255	-	-	255
Total Inventory Securities	$23,024	$151,544	$-	$174,568
Investment Securities
U.S. government and agency obligations held
by U.S. broker-dealer	$21,405	$-	$-	$21,405
U.S. and Canadian Government and U.S.
agency obligations held by foreign
broker-dealers	14,182	-	-	14,182
Mutual Funds	67,935	-	-	67,935
Equities	-	1,053	-	1,053
Total Investment Securities	$103,522	$1,053	$-	$104,575

	Liabilities at Fair Value as of September 26, 2008
In thousands	Level I	Level II	Level III	Total

Certificate of Deposit	$-	$2,462	$-	$2,462
U.S. and Canadian Government and U.S.
Agency Obligations	53	-	-	53
State and Municipal Obligations	-	81	-	81
Corporate Bonds and Notes	-	5,665	-	5,665
Collateralized Mortgage Obligations	-	11	-	11
Equities	3,753	-	-	3,753
Unit Investment Trusts	297	-	-	297
Total Inventory Securities	$4,103	$8,219	$-	$12,322

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.

Since the Partnership is obligated to redeem a partner’s capital after a partner’s death, SFAS No. 150 requires all of the Partnership’s equity capital to be classified as a liability.  Income before allocations to partners prior to the issuance of SFAS No. 150 was classified on the Partnership's consolidated statements of income as net income.  These allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the nine month periods ended September 26, 2008 and September 28, 2007.  The financial statement presentations required to comply with GAAP do not alter the Partnership’s treatment of income, income allocations or equity capital for any other purposes.  In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,409,266 consists of $486,822 of limited partnership capital issued in $1,000 units, $176,983 of subordinated limited partnership capital and $745,461 of general partnership capital as of September 26, 2008.  The reserve for anticipated withdrawals consists of current year profits to be withdrawn within the next 12 months or less.

Limited partnership capital is held by current and former employees, subordinated limited partners and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital.  Expense related to the 7.5% return was $27,583 and $28,072 for the nine months ended September 26, 2008 and September 28, 2007, respectively, and is included as a component of interest expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

At September 26, 2008, Edward Jones' Net Capital of $789.1 million was 37.6% of aggregate debit items and its Net Capital in excess of the minimum required was $684.2 million.  Net capital and the related capital percentages may fluctuate on a daily basis.

At September 26, 2008, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

CONTINGENCIES

In the normal course of business, the Partnership has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation.  Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  The Partnership also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters, and, as a result, has established appropriate accruals for potential litigation losses.  Based on current knowledge and after consultation with counsel, the Partnership believes that the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership’s future operating results for a particular period or periods.  For additional discussions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and "Legal Proceedings" in Part II, Item I of this Form 10-Q.

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

One of the buildings and related garage at the North Campus location was substantially completed in October 2008.  The Partnership estimates that the total cost of the construction as well as the furniture, fixtures and equipment and information systems costs related to this building and garage to be $84.5 million.  The Partnership has executed $74.9 million in general, subcontractor and other vendor commitments related to this building and garage, of which $49.5 million has been paid as of September 26, 2008.

The Partnership estimates that the total cost of the construction agreements as well as the related furniture, fixtures and equipment and information systems costs for the other two buildings and three parking garages to be $299.1 million, with estimated completion dates occurring through 2010.  The Partnership has executed $231.2 million in general, subcontractor and other vendor commitments related to the construction of these facilities, of which $70.8 million has been paid as of September 26, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

For the third quarter of 2008, net revenue decreased 10% ($101.7 million) to $930.4 million, while income before allocations to partners decreased 43% ($55.3 million) to $72.8 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 7.7% in the third quarter of 2008, from 12.2% in the third quarter of 2007.

The primary factors contributing to the decline in the Partnership’s net revenues were reduced trade revenue and net interest income in addition to decreases in asset fees and other revenue.  Trade revenues were negatively impacted by a shift in customer dollars invested (the principal amount of customers’ buy and sell transactions which generate commission revenue) to products with lower margins while net interest income was reduced due primarily to the interest rate reductions that have occurred starting in September 2007.  These reductions were partially offset by increased revenues from account and activity fees.  Operating expenses increased due primarily to costs associated with the continued expansion and enhancement of the Partnership's branch office network, as well as increases in advertising, travel and legal expenses.  The Partnership added 981 financial advisors during the twelve months ended September 26, 2008, ending the quarter with 11,900 financial advisors, an increase of 9% from 10,919 as of September 28, 2007.

Trade Revenue

Trade revenue comprised 55% of net revenue for the third quarter of 2008, down from 56% for the third quarter of 2007.  Conversely, net fee revenue comprised 45% for the third quarter of 2008, up from 44% in the third quarter of 2007.

Trade revenue of $514.2 million decreased 10% ($58.6 million) during the third quarter of 2008 compared to the same period in the prior year.  Trade revenue decreased primarily due to a decrease in margin earned on customer dollars invested when compared to the third quarter of 2007.  Partially offsetting the decline in margin was an increase in customer dollars invested.  The Partnership's margin earned on each $1,000 invested decreased to $17.80 for the third quarter of 2008 from $20.40 in 2007, primarily due to a shift from higher margin mutual funds to lower margin municipal bonds and certificates of deposit.  Total customer dollars invested were $29.0 billion during the third quarter of 2008, a 4% ($1.0 billion) increase from the third quarter of 2007.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

Commissions revenue decreased 16% ($71.8 million) for the third quarter of 2008 to $373.1 million.  Customers invested $15.0 billion in commission generating transactions in the third quarter of 2008 compared to $17.1 billion in the third quarter of 2007, a 12% decrease.  Revenue from mutual fund commissions decreased 25% ($71.5 million) and represented virtually all of the decrease in commissions revenue.  The following table summarizes commissions revenue quarter over quarter:

Quarter ended (in millions)
	September 26,	September 28,	%
	2008	2007	Change
Mutual funds	$219.2	$290.7	(25)
Equities	77.1	79.6	(3)
Insurance	76.7	74.5	3
Corporate bonds	0.1	0.1	-
	$373.1	$444.9	(16)

Principal transactions revenue increased 11% ($12.7 million) to $129.9 million during the third quarter of 2008 due primarily to an increase in customer dollars invested.  Customers invested $13.6 billion in principal transactions in the third quarter of 2008 compared to $10.5 billion in the third quarter of 2007, an increase of 30%.  The Partnership’s margin earned on principal transactions decreased to $9.70 per $1,000 invested during the third quarter of 2008 from $11.10 during the third quarter of 2007 primarily due to a shift from higher margin taxable fixed income products to lower margin municipal bonds and certificates of deposit.  Revenue from municipal bonds increased 50% ($21.9 million) and certificates of deposit increased 83% ($10.4 million).  Revenue from corporate bonds decreased 33% ($14.6 million), government bonds decreased 47% ($4.4 million), unit investment trust decreased 10% ($.4 million), and collateralized mortgage obligations decreased 5% ($.2 million).  The increase in municipal bond revenue was due to the attractive yields on municipal bonds versus their historic yields relative to treasury securities.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

The following table summarizes principal transaction revenue quarter over quarter:

Quarter ended (in millions)
	September 26,	September 28,	%
	2008	2007	Change
Municipal bonds	$65.3	$43.4	50
Corporate bonds	29.0	43.6	(33)
Certificates of deposit	23.0	12.6	83
Government bonds	5.0	9.4	(47)
Collateralized mortgage obligations	4.1	4.3	(5)
Unit investment trusts	3.5	3.9	(10)
	$129.9	$117.2	11

Investment banking revenue increased 5% ($0.5 million) during the third quarter of 2008 to $11.2 million, due primarily to an increase in municipal offerings.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 9% ($43.0 million) to $416.1 million during the third quarter of 2008.

Asset fees decreased 2% ($6.6 million) to $275.9 million due primarily to decreases in customers' mutual fund and insurance assets, partially offset by increases in money market revenue due to increases in those assets.  Average customer mutual fund and insurance assets decreased $25.9 billion or 8% to $305.0 billion in the third quarter of 2008 compared to $330.9 billion in the third quarter of 2007.  Average customer money market assets increased $1.4 billion or 7% to $22.7 billion in the third quarter of 2008, compared to $21.3 billion in the third quarter of 2007.

Account and activity fees of $119.5 million increased 6% ($7.2 million) quarter over quarter.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 10% ($6.1 million) to $67.1 million, due to a 12% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services.  In addition, retirement account fees increased 10% ($2.9 million) to $30.8 million during the third quarter of 2008, due primarily to a 9% increase in the number of retirement accounts.

Other revenue decreased 261% ($14.8 million) quarter over quarter primarily due to two factors.  The Partnership recognized an unrealized loss of $6.1 million due to declines in the market value of investments related to a non-qualified deferred compensation plan in the current quarter compared to a $2.8 million gain in 2007's third quarter.  As a result of the investments declining in value the Partnership's third quarter compensation and benefits expense was also reduced by an offsetting $6.1 million and similarly was increased by $2.8 million in last year's third quarter due to the investments increasing in market value.  The market value gains or losses from the investments related to the non-qualified deferred compensation plan have no net impact on the Partnership's financial performance due the dollar-for-dollar offsetting increase or decrease in compensation and benefits expense.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

Net interest and dividend income decreased 49% ($28.9 million) to $29.8 million during the third quarter of 2008 due primarily to a decrease in interest rates.  Interest income from cash segregated under federal regulations and securities purchased under agreements to resell decreased 60% ($17.6 million).  The average funds invested in cash segregated under federal regulations and securities purchased under agreements to resell during the third quarter of 2008 was $2.1 billion, compared to $2.2 billion in the third quarter of 2007.  The average rate earned on these investments decreased to 1.94% during the third quarter of 2008 from 5.08% during the third quarter of 2007.  Additionally, while average customer loan balances increased 12% ($225.2 million) to $2.1 billion during the third quarter of 2008, interest income from customer loans decreased 28% ($12.1 million).  The decrease was due to reduced interest rates.  The average rate earned on customer loan balances decreased to approximately 5.86% during the third quarter of 2008 from approximately 9.06% during the third quarter of 2007.  Generally, the average interest rate earned on the Partnership's interest bearing assets was negatively impacted by the Federal Reserve's reduction in its target Federal Funds Rate from 5.25% in the third quarter of 2007, to 2.00% at the end of the third quarter 2008.  In addition, interest expense decreased 12% ($2.3 million) to $17.6 million during the third quarter of 2008 due to lower subordinated and long-term debt balances.

Operating expenses decreased 5% ($46.3 million) to $857.5 million during the third quarter of 2008.  Compensation and benefits costs decreased 10% ($61.9 million) to $575.7 million.  Within compensation and benefits costs, financial advisor compensation decreased 8% ($27.9 million) due to decreased revenues, while salary and subsidy increased 27% ($9.3 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin, decreased 62% ($61.3 million).  Headquarters and branch payroll expense increased 9% ($6.9 million) due to increased salary and benefit costs for existing and additional personnel support as the Partnership grows its financial advisor network.  On a full time equivalent basis, the Partnership had 5,253 headquarters associates and 11,929 branch staff associates as of September 26, 2008, compared to 4,659 headquarters associates and 11,165 branch staff associates as of September 28, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

For the first nine months of 2008, net revenue decreased 3% ($96.6 million) to $3.0 billion, and income before allocations to partners decreased 32% ($127.1 million) to $274.7 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 9.1% for the first nine months of 2008, from 12.9% in the first nine months of 2007.  The Partnership’s decrease in net revenues was primarily due to reduced trade revenue, net interest income and other revenue, partially offset by increases in asset fee revenue and account and activity fee revenue.  Operating expenses increased due primarily to growth in new financial advisor compensation, costs associated with the continued expansion and enhancement of the Partnership's branch office network, as well as increases in advertising, travel and legal expenses.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

Trade Revenue

Trade revenue comprised 56% of net revenue for both the first nine months of 2008 and 2007.  Conversely, net fee revenue comprised 44% for both the first nine months of 2008 and 2007.

Trade revenue of $1.7 billion decreased 3% ($56.0 million) during the first nine months of 2008 compared to the same period in the prior year.  The decrease in trade revenue was due to a decline in the margin earned on overall customer dollars invested, which was partially offset by an increase in customer dollars invested.  Total customer dollars invested were $86.5 billion during the first nine months of 2008, a 4% ($3.1 billion) increase from the first nine months of 2007.  The Partnership's margin earned on each $1,000 invested decreased to $19.30 for the first nine months of 2008 from $20.60 in 2007.

Commissions revenue decreased 12% ($170.7 million) for the first nine months of 2008 to $1.2 billion.  Commissions revenue decreased year over year due primarily to a 9% ($4.9 billion) decrease in customer dollars invested in commission generating transactions to $49.7 billion.  Underlying the decrease in commissions revenues, mutual fund commissions decreased 18% ($173.8 million) and equity commissions decreased 5% ($12.5 million).  Partially offsetting the decline in commission revenue were increased insurance commissions of 8% ($15.8 million).

The following table summarizes commissions revenue year over year:

Nine Months ended (in millions)
	September 26,	September 28,	%
	2008	2007	Change
Mutual funds	$799.2	$973.0	(18)
Equities	229.9	242.4	(5)
Insurance	217.5	201.7	8
Corporate bonds	0.3	0.5	(40)
	$1,246.9	$1,417.6	(12)

Principal transactions revenue increased 36% ($100.0 million) to $381.2 million during the first nine months of 2008 due primarily to an increase in customer dollars invested.  Customers invested $35.5 billion in principal transactions in the first nine months of 2008 compared to $28.0 billion in the first nine months of 2007.  The Partnership’s margin earned on principal transactions on each $1,000 invested increased to $10.80 during the first nine months of 2008 from $10.00 during the first nine months of 2007 primarily due to a shift into higher margin tax-free fixed income products from lower margin taxable fixed income products.  Revenue from municipal bonds increased 96% ($93.6 million), certificates of deposit increased 33% ($11.4 million), and corporate bonds increased 1% ($.8 million), while government bonds decreased 26% ($5.5 million).  The increase in municipal bond revenue is due to the attractive yields on municipal bonds versus their historic yields relative to treasury securities.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

The following table summarizes principal transaction revenue year over year:

Nine Months ended (in millions)
	September 26,	September 28,	%
	2008	2007	Change
Municipal bonds	$191.1	$97.5	96
Corporate bonds	105.3	104.5	1
Certificates of deposit	45.7	34.3	33
Government bonds	15.5	21.0	(26)
Unit investment trusts	12.0	12.0	-
Collateralized mortgage obligations	11.6	11.9	(3)
	$381.2	$281.2	36

Investment banking revenue increased 70% ($14.8 million) during the first nine months of 2008 to $36.1 million, due primarily to an increase in municipal bond offerings.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 3% ($40.6 million) to $1.3 billion during the first nine months of 2008.

Asset fees increased 5% ($37.7 million) to $845.2 million due primarily to increases in customers' mutual fund and money market assets, partially offset by decreases in insurance assets.  Average customer mutual fund assets increased 1% ($2.5 billion) to $276.8 billion in the first nine months of 2008 compared to $274.3 billion in the first nine months of 2007.  Average customer money market assets increased 15% ($3.1 billion) to $23.2 billion in the first nine months of 2008 compared to $20.1 billion in the first nine months of 2007.  Insurance assets decreased 2% ($0.7 billion) to $40.4 billion in the first nine months of 2008 compared to $41.0 billion in the first nine months of 2007.

Account and activity fees of $354.1 million increased 8% ($27.5 million) year over year.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 12% ($20.4 million) to $197.5 million.  The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 14%.  In addition, retirement account fees increased 12% ($9.4 million) to $90.1 million during the first nine months of 2008, due primarily to a 10% increase in the number of retirement accounts.

Other revenue decreased 154% ($29.4 million) year over year.  The decrease between years is primarily attributable to the decrease in value in the investments related to the non-qualified deferred compensation plan and foreign currency translation losses.  The investments related to the non-qualified deferred compensation plan had a loss in the market value of $13.7 million through September 2008, versus a gain of $9.6 million in the same period last year, resulting in a $23.3 million decrease in revenue.  As the market value of the investments related to the non-qualified compensation plan fluctuate, the gains or losses are reflected in other revenue.  There is an offsetting decrease in compensation and benefits expense in the first nine months of 2008.  Each period, the net impact of the market value fluctuations on the investments supporting the

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

non-qualified plan to the Partnership's financial performance is zero.  The translation of the foreign subsidiary financial statements from local currencies to dollars resulted in a $5.2 million loss during the first nine months of 2008 compared to a $1.9 million gain in the first nine months of 2007.

Net interest and dividend income decreased 44% ($76.5 million) to $98.6 million during the first nine months of 2008 due primarily to a decrease in interest rates.  Interest income from cash segregated under federal regulations and securities purchased under agreements to resell decreased 50% ($44.1 million).  The average funds invested in cash segregated under federal regulations and securities purchased under agreements to resell during the first nine months of 2008 was $2.3 billion, compared to $2.2 billion in the first nine months of 2007.  The average rate earned on these investments decreased to 2.50% during the first nine months of 2008 from 5.16% during the first nine months of 2007.  Additionally, interest income from customer loans decreased 28% ($36.1 million) to $94.6 million.  While average customer loan balances in the third quarter increased 5% ($102.6 million) to $2.0 billion, the average rate earned on customer loan balances decreased due to the decrease in short-term interest rates during the past year to approximately 6.31% during the first nine months of 2008 from approximately 9.11% during the first nine months of 2007.  In addition, interest expense decreased 8% ($4.6 million) to $55.6 million during the first nine months of 2008 due to lower subordinated and long-term debt balances.

Operating expenses increased 1% ($30.5 million) to $2.7 billion during the first nine months of 2008.  Compensation and benefits costs decreased 2% ($33.6 million) to $1.8 billion.  Within compensation and benefits costs, sales compensation decreased 2% ($15.3 million) due to decreased trade revenues, while financial advisor salary and subsidy increased 33% ($30.5 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin decreased 39% ($110.6 million).  Headquarters salary and benefit expense increased 12% ($26.0 million) to $244.4 million in the first nine months of 2008.  Branch salary and benefit expense increased 13% ($36.7 million) to $311.0 million. Salary and benefit costs for existing and additional personnel increased as the Partnership grows its financial advisor network.  On a full time equivalent basis, the Partnership had 5,253 headquarters associates and 11,929 branch staff associates as of September 26, 2008, compared to 4,659 headquarters associates and 11,165 branch staff associates as of September 28, 2007.

Communications and data processing expense increased 7% ($16.2 million) to $239.6 million in the first nine months of 2008 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network (which was completed in the fall of 2007).

Other operating expenses increased 19% ($24.8 million) primarily due to increased legal expense, travel and entertainment, and Managed Account Program ("MAP") money manager expense due to increased MAP assets and related MAP revenues.   Legal expenses increased 149% ($6.6 million) during the first nine months of 2008 due to the reversal of legal expense accruals during the first nine months of 2007 pertaining to the mutual fund Net Asset Value

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

transfer programs.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part II, Item 1 "Legal Proceedings" in this Form 10-Q for additional discussions on legal matters and regulatory settlements.

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

The Partnership derived 64% of its total revenue from sales and services related to mutual fund and annuity products in the first nine months of 2008 and 66% in the first nine months of 2007.  The Partnership derived 35% of its total revenue for the first nine months of 2008 and 29% of its total revenue for the first nine months of 2007 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at September 26, 2008, excluding the reserve for anticipated withdrawals, was $1.4 billion, compared to $1.3 billion at December 31, 2007.  The increase is primarily due to the retention of general partner earnings ($58.3 million) and the issuance of subordinated limited partner interests ($31.4 million), offset by redemption of limited partner and subordinated limited partner interests ($7.7 million and $1.1 million, respectively).

At September 26, 2008, the Partnership had $384.1 million in cash and cash equivalents.  In addition, the Partnership had $729.0 million in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $1.6 billion in cash segregated under federal regulations, which was not available for general use.  Lines of credit are in place aggregating $1.2 billion ($1.1 billion of which is through secured uncommitted lines of credit and $0.1 billion of unsecured lines of credit).  Actual borrowing availability on the secured lines is based on customers' margin securities which serve as collateral on loans.  During the first nine months of 2008, the Partnership borrowed an average of $1.0 million for twelve days and $26.0 million for one day.  No amounts were outstanding under these lines of credit at September 26, 2008 or September 28, 2007.  In the third quarter of 2008, the Partnership entered into a $120 million revolving unsecured line of credit which the Partnership plans to use primarily for funding the construction of the new buildings and parking garages.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent that the Partnership obtains permanent financing on its South Campus facility currently under construction, such proceeds must be applied towards the amounts outstanding on the unsecured revolving line of credit if prior to the final maturity date.   Subsequent to September 26, 2008, there were two draws on the revolving unsecured line of credit totaling $19.0 million to fund the construction projects.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

The Partnership believes that the liquidity provided by existing cash balances and securities purchased under agreements to resell and borrowing arrangements will be sufficient to meet the Partnership's capital and liquidity requirements.  Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt, the proceeds of which could be used to meet growth needs or for other purposes.

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

One of the buildings and related garage at the North Campus location was substantially completed in October 2008.  The Partnership estimates that the total cost of the construction as well as the furniture, fixtures and equipment and information systems costs related to this building and garage to be $84.5 million.  The Partnership has executed $74.9 million in general, subcontractor and other vendor commitments related to this building and garage, of which $49.5 million has been paid as of September 26, 2008.

The Partnership estimates that the total cost of the construction agreements as well as the related furniture, fixtures and equipment and information systems costs for the other two buildings and three parking garages to be $299.1 million, with estimated completion dates occurring through 2010.  The Partnership has executed $231.2 million in general, subcontractor and other vendor commitments related to the construction of these facilities, of which $70.8 million has been paid as of September 26, 2008.

As of September 2008, the Partnership has paid a total of $120.3 million in connection with the construction projects discussed above.  The Partnership plans to ultimately finance a portion of the buildings subsequent to completion with permanent financing.  Until permanent financing is obtained, the Partnership will continue to use existing financial resources including the $120 million revolving line of credit to fund the construction as needed.

For the nine months ended September 26, 2008, cash and cash equivalents increased $6.0 million to $384.1 million.  Cash provided by operating activities was $454.1 million.  The primary sources of cash provided by operating activities include income before allocations to partners adjusted for depreciation expense, net payable to customers, net receivables from brokers, dealers and clearing organizations, and other assets.  These increases to cash and cash equivalents were partially offset by increases in cash segregated under federal regulations, increases in securities purchased under agreements to resell, securities owned, receivables from mutual funds, insurance companies and other along with decreases in accrued compensations and employee benefits and accounts payable and accrued expenses.  Cash

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations,
continued

used in investing activities was $172.3 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for construction of new office space as noted above.  Cash used in financing activities was $275.8 million, consisting primarily of partnership withdrawals and distributions ($282.7 million), redemption of partnership interests ($8.8 million) and repayment of subordinated debt ($14.2 million) and long-term debt ($1.6 million), offset by the issuance of partnership interests ($31.4 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the Net Capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 and the capital rules of the NYSE.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum Net Capital, as defined, equal to the greater of $0.250 million or 2% of aggregate debit items arising from customer transactions.  The Net Capital rules also provide that partnership capital may not be withdrawn if resulting Net Capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause Net Capital to be less than 5% of aggregate debit items.  At September 26, 2008, Edward Jones' Net Capital of $789.1 million was 37.6% of aggregate debit items and its Net Capital in excess of the minimum required was $684.2 million.  Net capital and the related capital percentage may fluctuate on a daily basis.

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

Securities owned and sold, not yet purchased, including inventory securities and investment securities, are valued at fair value which is determined by using quoted market or dealer prices.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies”.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

Some of the factors that might cause differences include, but are not limited to, the following: (1) regulatory actions; (2) litigation; (3) changes in legislation; (4) actions of competitors; (5) changes in technology; (6) a fluctuation or decline in the fair value of securities; (7) changes in interest rates; (8) securities theft; (9) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; and (10) general economic conditions.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets.  At September 26, 2008, amounts receivable from customers on margin balances were $2.1 billion.  Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $21 million.  Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership’s annual net interest income by up to $45 million.  A decrease in short-term interest rates has a more significant impact on net interest income because under the current low interest rate environment, the Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets.

Events over the past several months including the frozen credit markets and recent failures of a number of large financial services companies have made the capital markets increasingly volatile.  The Partnership has not been immune to the continued weakening economic conditions and market turmoil as evidenced by the Partnership's weaker financial results during the current year.

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

Wage and Hour Class Actions.  On June 5, 2008, the U.S. District Court for the Northern District of Ohio, Eastern Division granted preliminary approval of the settlements in both national class action cases.  In June 2008, the Partnership transferred $19 million to an escrow account for the national class settlement fund, and charged this expense against legal expense accruals that were established prior to 2008.   Required forms have been mailed to potential class members, which provide for potential class members to consent to join the class or be excluded from the settlement.  A final approval hearing is scheduled with the Court on January 5, 2009.

Financial Industry Regulatory Authority, Inc. ("FINRA") Official Statement Delivery Matter.  FINRA has conducted an inquiry into certain deficiencies the Partnership experienced in the mailing of official statements in various secondary market transactions in municipal securities during the period in which delivery of official statements was required.  The transactions in question, which were reported by the Partnership to the regulator, involved issues in which the Partnership was not a managing underwriter or a syndicate member.  FINRA has indicated that it will seek a censure, fine and the institution of certain new procedures.  The Partnership is currently in discussions to seek a prompt resolution of this matter.

The above-stated information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2008 and the Partnership's Current Report on Form 8-K filed on September 8, 2008.

For additional discussion, see also "Contingencies" in Part I, Item 1, "Financial Statements" of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1*
Sixteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 12, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.2*	Sixteenth Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated as of July 21, 2008, as amended.

3.3*	Form of Limited Partnership Agreement of Edward D. Jones & Co., L.P., incorporated by reference to Exhibit 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

31.1**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley act of 2002.

32.2**	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley act of 2002.

* Incorporated by reference to previously filed exhibits.
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

THE JONES FINANCIAL COMPANIES, L.L.L.P.
(Registrant)

Date: November 7, 2008	/s/ James D. Weddle
James D. Weddle, Chief Executive Officer

Date: November 7, 2008	/s/ Steven Novik
Steven Novik, Chief Financial Officer