Form 10-K
period 2008-12-31
JONES FINANCIAL COMPANIES LP LLP
filed 2009-03-30
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
(Mark One)
[ X ]                                                                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

[    ]                                                                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.

 (Exact name of registrant as specified in its Partnership Agreement)

MISSOURI	43-1450818

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12555 Manchester Road
Des Peres, Missouri	63131

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(314) 515-2000

Securities registered pursuant to Section 12(b) of the Act:
Name on each exchange
Title of each class	on which registered
____________________	____________________

NONE	NONE
____________________	____________________

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [   ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

As of June 27, 2008, 489,558 units of limited partnership interest ("Units") are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Units.

DOCUMENTS INCORPORATED BY REFERENCE     None

THE JONES FINANCIAL COMPANIES, L.L.L.P.
TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

The Jones Financial Companies, L.L.L.P. (the "Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri.  Unless expressly stated otherwise or the context otherwise requires, the terms "Registrant" and "Partnership" refer to The Jones Financial Companies, L.L.L.P. and any or all of its consolidated subsidiaries.  The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, the organization date of Edward D. Jones & Co., L.P. ("Edward Jones"), the Partnership's principal subsidiary. Edward Jones was reorganized on August 28, 1987, which date represents the organization date of The Jones Financial Companies, L.L.L.P.

The Partnership's principal operating subsidiary, Edward Jones, is a registered broker-dealer primarily serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom ("U.K.") with its customers, various brokers and dealers, clearing organizations, depositories and banks.

The Partnership is a registered broker-dealer with the Financial Industry Regulatory Authority, Inc. ("FINRA").  As of February 27, 2009, the Partnership was composed of 337 general partners, 10,852 limited partners and 206 subordinated limited partners.

ORGANIZATIONAL STRUCTURE

At December 31, 2008, the Partnership was organized as follows:  The Partnership owns 100% of the outstanding common stock of EDJ Holding Company, Inc., and 100% of the outstanding common stock of LHC, Inc. ("LHC"), each of which is a Missouri corporation.  EDJ Holding Company, Inc. is the sole general partner of Edward Jones and LHC, Inc. is the sole general partner of EDJ Leasing Co., L.P. ("Leasing"), respectively.  The Partnership also holds all of the limited partnership equity of Edward Jones and Leasing, each of which is a Missouri limited partnership.  The Partnership owns 100% of the equity of Edward Jones Trust Company ("EJTC").

Edward Jones owns 100% of the limited partnership equity of Edward Jones, an Ontario, Canada limited partnership ("Edward Jones Canada") and all of the common stock of Edward D. Jones & Co. Canada Holding Co., Inc., an Ontario, Canada corporation, sole general partner of Edward Jones Canada.  Edward Jones Canada owns all of the partnership equity of Edward Jones Insurance Agency, an Ontario, Canada limited partnership, all of the common stock of Edward D. Jones & Co. Agency Holding Co., Inc., an Ontario, Canada corporation, and 100% of the common stock of Edward Jones Insurance Agency (Quebec) Inc., a Canada corporation.  Edward Jones owns 100% of the equity of Edward Jones Limited ("EJL"), a U.K. private limited company, which owns 100% of the equity of Edward Jones Nominees Limited.

Edward Jones owns 100% of the equity of EJ Mortgage L.L.C., a Missouri limited liability company.  EJ Mortgage L.L.C. owns 49.9% of Edward Jones Mortgage, a joint venture.  Edward Jones owns 100% of the outstanding common stock of Conestoga Securities, Inc., a Missouri corporation.  Conestoga owns 100% of the outstanding stock of CIP Management, Inc., which is the managing general partner of CIP Management, L.P.  CIP Management, L.P. is the

PART I
Item 1. Business, continued

managing general partner of Community Investment Partners II, L.P., L.L.L.P., Community Investment Partners III, L.P., L.L.L.P., Community Investment Partners IV, L.P., L.L.L.P. and Community Investment Partners V, L.P., L.L.L.P., business development companies.  Edward Jones holds all of the limited partnership equity in EDJ Ventures, Ltd., a Missouri limited partnership.  Conestoga Securities, Inc. is the general partner of EDJ Ventures, Ltd.  Edward Jones owns, as a limited partner, 49.5% of Passport Research Ltd., a Pennsylvania limited partnership, which acts as an investment advisor to a money market mutual fund.  Edward Jones owns 7% of the Customer Account Protection Company Holdings, Inc. (“CAPCO”), a captive insurance group.

Edward Jones is the sole member of Edward Jones Insurance Agency Holding, L.L.C., a Missouri limited liability company, California Agency Holding, L.L.C., a California limited liability company and Edward Jones Insurance Agency of New Mexico, L.L.C., a New Mexico limited liability company.  Edward Jones and Edward Jones Insurance Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of Massachusetts, L.L.C., a Massachusetts limited liability company.  Edward Jones Insurance Agency Holding, L.L.C. and California Agency Holding, L.L.C. are members of Edward Jones Insurance Agency of California, L.L.C., a California limited liability company.  All of the insurance agencies engage in general insurance brokerage activities.

During 2004, Passport Research II Ltd., a Pennsylvania limited partnership, was organized and Edward Jones owned 49.5% of the limited partnership interest.  During 2004, S-J Capital Corp., a Missouri Corporation of which Edward Jones owned 50% of the issued common stock was dissolved.

During 2006, the Edward Jones affiliates, Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd. and Unison Capital Corp., Inc. were dissolved.  The Edward Jones affiliate, Passport Research II Ltd. was sold in 2006.  The Partnership's subsidiary Boone National Savings and Loan Association F.A. was renamed Edward Jones Trust Company.

During 2007, an Edward Jones affiliate, Edward Jones Insurance Agency of Wyoming, LLC, was dissolved.

PART I
Item 1. Business, continued

Revenues by Source. The following table sets forth, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands):

	2008	2007	2006
Commissions
Mutual funds	$958,435	$1,257,939	$1,109,905
Listed securities	282,812	271,014	259,676
Insurance	300,834	272,352	232,281
Over-the-counter securities	44,519	56,882	61,818
Asset fees	1,067,934	1,098,621	877,771
Principal transactions	527,569	384,609	267,038
Account and activity fees	473,088	441,027	378,905
Interest and dividends	188,939	309,357	253,607
Investment banking	52,747	34,723	32,505
Other revenue	(37,842)	20,343	44,249
Total revenue	$3,859,035	$4,146,867	$3,517,755

Because of the interdependence of the activities and departments of the Partnership's investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership's operations.  Furthermore, the net income of firms principally engaged in the securities business, including the Partnership's, is affected by net interest earnings as a result of customer and other credit balances and interest earned on customer margin accounts.

Customer transactions in securities are effected on either a cash or a margin basis.  In a margin account, the Partnership lends the customer a portion of the purchase price up to the limits imposed by the margin regulations of the Federal Reserve Board ("Regulation T''), New York Stock Exchange, Inc. ("NYSE") margin requirements, or the Partnership's internal policies, which may be more stringent than the regulatory minimum requirements.  Such loans are secured by the securities held in customer margin accounts.  These loans provide a source of income to the Partnership since it is able to lend to customers at rates which are higher than the rates at which it is able to borrow on a secured basis.  The Partnership is permitted to use securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts as collateral for the borrowings.  The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

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

PART I
Item 1. Business, continued

Commissions

Commissions revenue is primarily comprised of charges to customers for the purchase or sale of securities, mutual fund shares and insurance products.  The following briefly describes the Partnership’s sources of commissions revenue.

Mutual Funds.  The Partnership distributes mutual fund shares in continuous offerings and new underwritings.  As a dealer in mutual fund shares, the Partnership receives a dealer’s discount which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of the dealer agreement and the amount of the purchase.

Listed Securities Transactions.  A portion of the Partnership's revenue is derived from customer transactions in which the Partnership acts as an agent in the purchase and sale of listed corporate securities.  These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges.

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

The Partnership also earns revenue sharing from certain mutual fund and insurance vendors.  The revenue sharing agreements vary, with the investment advisors or distributors of some products providing a percentage of average assets held by the Partnership’s customers while others may pay the Partnership a flat dollar amount.

The Partnership does not manage any mutual funds, although it is a limited partner of Passport Research, Ltd., the advisor to certain money market funds made available to Edward Jones customers.  Revenue from this source is primarily based on customer assets in the funds.

The Partnership has registered an investment advisory program with the Securities and Exchange Commission ("SEC") under the Investment Advisors Act of 1940.  The registered investment advisory service is a managed account program that offers a single comprehensive fee structure to qualifying customers through independent investment managers.  During 2008, the Partnership introduced a new program, Advisory Solutions, which provides investment advisory services to its customers for a monthly fee based upon their monthly asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds.

PART I
Item 1. Business, continued

In addition to the managed account program and Advisory Solutions investment advisory programs mentioned above, the Partnership also offers trust and investment advisory services to its customers through EJTC.

Principal Transactions

The Partnership makes a market in over-the-counter corporate securities, municipal obligations, U.S. government obligations, including general obligations and revenue bonds, unit investment trusts, mortgage-backed securities and certificates of deposit.  The Partnership's market-making activities are conducted with other dealers in the "wholesale" market and "retail" market where the Partnership acts as a dealer buying from and selling to its customers.  In making markets in securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions.  It is the Partnership's practice not to trade for its own account.

Account and Activity Fees

Revenue sources include sub-transfer agent accounting services, Individual Retirement Account ("IRA") custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services.  Such fees are received for maintaining customer account information and providing other administrative services for the mutual funds.  Edward Jones is also the custodian for its IRA accounts and charges customers an annual fee for its services.  Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors, which are based on a specified number of basis points on the Partnership’s current year fund sales.  The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and through a co-branded credit card with a major credit card company.  In addition, the Partnership earns transaction fee revenue relating to customer purchases and sales of securities.

Interest and Dividends

Interest and dividend income is earned primarily on margin account balances, cash equivalents, cash segregated under federal and other regulations, securities purchased under agreement to resell, inventory securities and investment securities.  The Partnership is exposed to market risk for changes in interest rates.  The Partnership's interest income is impacted by the level of interest rates it charges its customers, the interest rate earned on overnight investments and the level of customers' loan balances and credit balances.

Investment Banking

The Partnership's investment banking activities are performed primarily by its Syndicate and Investment Banking Departments.  The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities, either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities.  The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters.  Each underwriter has a participation in the offering.

PART I
Item 1. Business, continued

Unlike many larger firms against which the Partnership competes, the Partnership does not presently engage in other investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to corporations.

In the case of an underwritten offering managed by the Partnership, the Syndicate and Investment Banking Departments may form underwriting syndicates and work closely with the branch office network for sales of the Partnership's own participation and with other members of the syndicate in the pricing and negotiation of other terms.  In offerings managed by others in which the Partnership participates as a syndicate member, these departments serve as active coordinators between the managing underwriter and the Partnership's branch office network.

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

Customer Account Administration and Operations.  Operations associates are responsible for activities relating to customer securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations.  These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, storage of customer securities and the handling of margin accounts.  The Partnership processes substantially all of its own transactions for its United States and United Kingdom entities.  In Canada, the Partnership plans to terminate its introducing/carrying agreement with National Bank Correspondent Network ("NBCN") and National Bank Financial ("NBF") and plans to convert to self-clearing in 2009.  The Partnership has an agreement with Broadridge Financial Solutions, Inc. ("Broadridge") to provide the securities processing systems that are currently provided by NBCN.  In a self-clearing environment, the Partnership will no longer rely on NBCN and NBF for processing customer transactions and maintaining the related customer books and records.  The Partnership will become the custodian for customer securities and manage all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting, and statements.  Trades will be executed by the Partnership directly with the Toronto Stock Exchange ("TSX"), and the firm will become a member of the Canadian Depository of Securities ("CDS") and FundServ for clearing and settlement of transactions.

It is important that the Partnership maintain current and accurate books and records from both a profit viewpoint as well as for regulatory compliance.  To expedite the processing of orders, the Partnership's branch office system is linked to a headquarters office through an extensive communications network.  Orders for securities are generally captured at the branch electronically, routed to headquarters and forwarded to the appropriate market for execution.

PART I
Item 1. Business, continued

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

The Partnership's United Kingdom operation clears and settles virtually all of its listed transactions through Euroclear UK & Ireland, ("Euroclear").  Euroclear effects clearing of securities on the London Stock Exchange.  In conjunction with clearing and settling transactions with Euroclear, the Partnership's United Kingdom operation holds customer securities on deposit with Euroclear in lieu of maintaining physical custody of the certificates.  The Partnership's United Kingdom operation also uses DTC for custody of United States securities, a major brokerage firm for custody of non-United Kingdom and non-United States securities, and individual unit trust vendors for custody of unit trust holdings.

As the carrying broker in Canada, NBCN handles the routing and settlement of customer transactions.  Transactions are settled through the CDS, of which NBCN is a member.  CDS effects clearing of securities on the Toronto, Montreal and TSX Venture stock exchanges.  Customer securities on deposit are also held with CDS.

The Partnership is substantially dependent upon the operational capacity and ability of NBCN, NSCC, DTC, Euroclear, FICC, and CDS.  Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership's customers.

Broadridge along with its U.S. business, Securities Processing Solutions, U.S. and its international business, Securities Processing Solutions, International and NBCN provide automated data processing services for customer account activity and related records for the United States, United Kingdom and Canada, respectively.  The Partnership does not employ its own floor broker for transactions on exchanges.  The Partnership has arrangements with other

PART I
Item 1. Business, continued

brokers to execute the Partnership's transactions in return for a commission based on the size and type of trade.  If, for any reason, any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss.  To the extent that the Partnership would not be able to meet the obligations of the customers, such customers might experience delays in obtaining the protections afforded them.

In the event of a Partnership insolvency, customers are protected from the loss of securities and cash held by Edward Jones through the Securities Investors Protection Corporation (SIPC") in the United States, Financial Services Compensation Scheme ("FSCS") in the U.K. and Canadian Investor Protection Fund ("CIPF") in Canada.  For customers in the United States, SIPC provides $500,000 of coverage for securities, including $100,000 for claims of cash awaiting investment.  For customers in the U.K., FSCS covers 100% of the first £30,000 and 90% for the next £20,000, for a maximum protection of £48,000 for all investment business.  For customers in Canada, CIPF limits coverage to CAD$1,000,000 in total, which can be any combination of securities and cash.

Throughout 2008, the Partnership maintained additional protection for U.S. and U.K. customers provided by CAPCO, of which the Partnership is an 7% owner.  CAPCO protected each customer's account net equity in excess of the SIPC and FSCS coverage.  CAPCO announced it will no longer provide additional account protection to the securities industry effective February 16, 2009.  Consequently, the Partnership has contracted with Underwriters at Lloyd's to provide additional account protection effective December 10, 2008.  This new policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of customer securities up to an aggregate limit of $1 billion for all claims of customers of Edward Jones and its U.K. subsidiary, EJL.  Market losses are not covered by SIPC or the additional protection.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate.  The possibility of securities thefts is a risk of the industry.  The Partnership has not had, to date, a significant problem with such thefts, other than that included in Item 3 – Legal Proceedings.  The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

Employees. Including its 337 general partners, the Partnership has approximately 40,000 full and part-time employees.  This includes 12,148 financial advisors as of February 27, 2009.  The Partnership's financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership has in the past paid bonuses to its non-registered employees on a discretionary basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules.  The annual aggregate amount of coverage is $50,000,000, subject to a $2,000,000 deductible provision per occurrence.

The Partnership maintains an initial training program for prospective financial advisors that spans four months which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, the trainee spends 60 days studying Series 7 examination materials and taking the examination.  Subsequently, the trainee prepares for and takes either the Series 66 or 63 examination.  After passing the requisite examinations, trainees spend one week in a comprehensive training

PART I
Item 1. Business, continued

program in one of the Partnership's headquarter training facilities followed by seven weeks of on-the-job training in their market and in a nearby branch location.  This training includes reviewing investments, office procedures and understanding customer needs, plus establishing a base of potential customers.  One final week is then spent in a headquarter training facility to complete the initial training program.  Five months later, the financial advisor attends an additional training class in a headquarter location, and subsequently, Edward Jones offers periodic continuing training to its experienced financial advisors for the entirety of their career.  Training programs for the more experienced financial advisors focus on meeting customer needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Branch Office Network.  The Partnership operated 10,878 branch offices as of February 27, 2009, primarily staffed by a single financial advisor and a branch office assistant.  The Partnership operates 9,978 offices in the United States located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs.  The Partnership also operates in Canada (through 602 offices as of February 27, 2009) and the United Kingdom (through 298 offices as of February, 27, 2009).

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual customers.  With minor exceptions, customers are free to transfer their business to competing organizations at any time, although a fee may be charged to do so.  There is intense competition among firms for financial advisors with good production records.  In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its financial advisors, although the Partnership believes that its rate of turnover of financial advisors is not higher than that of other comparable firms.

Regulation.  The securities industry in the United States is subject to extensive regulation under both federal and state laws.  The SEC is the federal agency responsible for the administration of the federal securities laws.  The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC.  Much of the regulation of broker-dealers has been delegated to SROs, principally FINRA.  FINRA is the securities industry's self-regulated body as a result of the consolidation of the NASD and NYSE Member Regulation effective July 30, 2007, which has been designated by the SEC as the Partnership's primary regulator.  FINRA adopts rules (which are subject to approval by the SEC) that govern the industry and conducts periodic examinations of the Partnership's operations.  Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.  Edward Jones or an affiliate is registered as a broker-dealer in all 50 states, Puerto Rico, Canada and the United Kingdom.  Edward Jones conducts business in Canada through a subsidiary partnership which is regulated by the Investment Industry Regulatory Organization of Canada and in the United Kingdom through a subsidiary which is regulated by

PART I
Item 1. Business, continued

the Financial Services Authority ("FSA").  EJTC is subject to regulation by the Office of Thrift Supervision.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, customer payment and margin requirements, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees.  Additional legislation, changes in rules promulgated by the SEC and SROs, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers.  Given recent market activity, there is a substantial likelihood that the U.S. government will enact changes in regulation for the financial services industry which may affect Edward Jones.  The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.  The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of the creditors and stockholders of broker-dealers.  In recent years, the Partnership has been the subject of significant regulatory actions by various agencies that have the authority to regulate its activities (see Item 3 – Legal Proceedings for more information).

Uniform Net Capital Rule.  As a broker-dealer and a member firm of the NYSE, Edward Jones is subject to the Uniform Net Capital Rule promulgated by the SEC.  The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers.  The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method.  Minimum required net capital under the alternative method is equal to the greater of $0.25 million or 2% of the aggregate debit items, as defined.  The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as a company's securities owned.  Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation.  Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Partnership has other operating subsidiaries, including EJTC and broker-dealer subsidiaries in Canada and the United Kingdom.  These wholly-owned subsidiaries are required to maintain specified levels of regulatory capital.  Each subsidiary was in compliance with the applicable capital requirements in the jurisdictions in which they operate during the years ended December 31, 2008 and 2007.  The U.K. subsidiary of Edward Jones is subject to an FSA supervisory review of its Internal Capital Adequacy Assessment Process, which establishes a measure of required capital for its business operations.  At this time the Partnership cannot determine the amount of additional regulatory capital, if any, that may be required to meet future U.K. capital requirements.

PART I

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

Nature of Business — The Partnership is in the securities industry, which is subject to dramatic and unpredictable swings that in the past have had and, could in the future have, a significant negative effect on revenues and profitability.

Risk factors common to the securities industry as a whole include the state of world affairs and the national economy.  General political and economic conditions such as a new federal administration, an economic recession, natural disasters, terrorist attacks, war, local economic and political conditions, regulatory changes or changes in the law or interest rate or currency rate fluctuations could create a downturn in the securities market.  In addition, another terrorist attack in a major financial center in the U.S. could have a disproportionate effect on the domestic securities industry in which the Partnership operates.

The securities industry, including the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature.  Events over the past several months including the global recession, frozen credit markets, institutional failures and government-sponsored bailouts of a number of large financial services companies have made the capital markets increasingly volatile.  The Partnership has not been immune to the continued weakening of global economic conditions of the current year.

Due to the acceleration of economic turmoil over the past several months and its very negative impact on the securities markets, the Partnership has recently experienced significant declines in its net revenues adversely impacting the firm's overall financial results.  Furthermore, in an economic recession, the Partnership, principally through Edward Jones, is subject to an increased risk of customers being unable to meet commitments (such as margin obligations).  If customers are unable to meet the commitments (including margin obligations), the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims.  Developments such as lower revenues and declining profit margins could reduce or eliminate firm profitability.

On the other hand, significantly increased volume may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and may also result in increased personnel and related processing costs.  Edward Jones is not able to control such occurrences, and there is no assurance that it will not encounter such problems and resulting losses in future periods.

In addition, if Edward Jones fails to keep current and accurate books and records it would be exposed to disciplinary action by governmental agencies and SROs.

PART I
Item 1A. Risk Factors, continued

Interest Rate Changes — The Partnership's net income could be impacted by significant interest rate changes.

The Partnership is exposed to market risk from changes in interest rates.  Such changes impact the interest income earned from customers' margin loans, the investment of excess funds, securities owned, as well as any interest expense incurred on liabilities financing these assets.  A decrease in short-term interest rates such as that which has been experienced since late 2007 significantly negatively impacts net interest income.  The Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to rate changes than interest expense.

Impact of Cyclical Nature of Business on Our Growth Rate — The instability of the securities markets can contribute to difficulty for the Partnership to achieve its hiring and training goals and to volatility in attrition rates for its financial advisors.

It may be more difficult to attract qualified applicants for financial advisor positions due to recent market downturns.  In addition, the Partnership relies heavily on referrals from current financial advisors in recruiting new financial advisors.  During an economic downturn, the Partnership's financial advisors can be less effective in recruiting potential new financial advisors through referrals.  As a result from 2002 through 2006, the Partnership was not able to achieve its hiring goals or train as many new financial advisors as expected.  While the Partnership was able to achieve its hiring and training goals in 2007 and 2008, there can be no assurance the Partnership will be able to hire at desired rates in future periods or that it will be able to attract comparable numbers of quality applicants in the future.  Furthermore, during an economic recession, the Partnership may be exposed to higher rates of attrition as some financial advisors are unable to meet performance objectives.  In the event of the failure to achieve hiring and training goals and with higher attrition rates, the result may be a decline in the revenue the Partnership receives from commissions and other securities related revenues.

Technological and Operational Systems — The Partnership replaced its satellite based communications systems and may engage in other significant technology initiatives in the future which will be costly and could lead to disruptions; any substantial disruption to these systems could lead to financial loss and harm relations with customers.

The Partnership's business is highly dependent on the ability to process, on a daily basis, a large number of transactions as well as the need to communicate internally and with customers.  Consequently, the Partnership relies heavily on the mainframe system and client server based computer system, communications, and software systems.  In order to support the Partnership's branch offices at current and projected growth rates, and to achieve the speed, response time and level of access to the Internet that our financial advisors desire, the Partnership updated these systems.  All branches converted to a new terrestrial communications network from a satellite network in 2006 and 2007.  In addition to the new terrestrial communication network, the Partnership anticipates a significant upgrade or replacement to branch video and telephony systems in the future.  The timing of any upgrade or replacement has not been decided,

If the Partnership's communications systems or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership

PART I
Item 1A. Risk Factors, continued

could experience unanticipated disruptions in service, slower response times, decreased customer service and satisfaction and delays in the introduction of new products and services, any of which could result in financial losses, liability to customers, regulatory intervention or reputational damage.  Further, the inability of the systems to accommodate an increasing volume of transactions could also constrain the Partnership's ability to expand business.

The Partnership's computer system and network are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, terrorist attack, computer viruses, intentional acts of vandalism and similar events.  The Partnership has established a second data center in Tempe, Arizona.  This data center operates as a backup of the primary data center located in St. Louis, Missouri in which the Partnership expects to be able to resume service during a system disruption contained to St. Louis following a short-term interruption in service.  However, the staff at the Tempe facility is not sufficient to operate the systems in the event of a prolonged disruption to the St. Louis systems.  In such event, the Partnership would need to re-locate staff to the Tempe facility, which might result in a delay in service during the transition and substantial additional costs and expenses.

Branch Office System — The Partnership's system of one-financial advisor branch offices may expose the Partnership to a greater risk of loss or liability from the activities of the financial advisors than if a more traditional office system is maintained.

Pursuant to our business plan, we have been increasing our number of branch offices and financial advisors, along with the home office and branch office staff and equipment to support them.  Our business plan is dependent upon our ability to grow our number of branch offices and financial advisors.

Most securities firms typically staff several financial advisors and one or more managers or other supervisory personnel in each of their branch offices.  In contrast, most of the Partnership's branch offices are staffed by a single financial advisor with primary supervisory activity being conducted from its headquarters office; a method of supervision which is designed to comply with all applicable industry and regulatory requirements.  However, as a result of such method of supervision it is possible that the Partnership is potentially exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors due to the lack of on site supervision within each office.

Actions By Regulatory Agencies — The securities industry is highly regulated, and as a result the Partnership is subject to various regulatory inquiries and investigations, which could lead to formal proceedings, and if adversely determined, could materially affect the business.

From time to time the Partnership may receive information requests or subpoenas from various regulatory and enforcement authorities in connection with industry-wide sweeps or other inquiries or investigations.  These inquiries or requests for information may at times result in additional inquiries by the regulators or more specific investigation of the Partnership.

PART I
Item 1A. Risk Factors, continued

Like all broker-dealers and investment advisors, Edward Jones is from time to time subject to examinations and investigations of which it may not be presently aware and such matters could lead to formal actions which may impact Edward Jones' business.  In view of the inherent difficulty of predicting the outcome of the matters, particularly in cases in which agencies may seek substantial or indeterminate fines or penalties, or actions which are in very preliminary stages, Edward Jones cannot predict with certainty the eventual loss or range of loss related to such matters.

Regulatory Initiatives —  Recently proposed regulations may significantly alter or restrict the Partnership's historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs within the industry.  The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significant increased regulation in recent years.  The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.  In the present environment, it is likely that there will be some substantial changes in both law and regulation as well as the architecture of the regulatory organizations.

The International Accounting Standards Board ("IASB") developed a core set of accounting standards to act as a framework for financial reporting known as the International Financial Reporting Standards ("IFRS"). By 2007, the majority of listed European Union companies, including banks and insurance companies, use IFRS to prepare financial statements.  In contrast, the majority of public companies in the United States prepare financial statements under the general accepted accounting principles in the U.S. ("GAAP").

The SEC has proposed a mandatory adoption of IFRS starting in 2014 with early adoption permitted before this date.  It is unclear at this time how the SEC will propose GAAP and IFRS be harmonized if the proposed change is adopted.  Similarly, the Partnership is currently unable to determine what if any impact IFRS would have in calculating net income of the Partnership which, pursuant to the Partnership Agreement, is calculated in accordance with GAAP.  When adopted, IFRS could significantly impact the way the Partnership determines net income and could adversely impact the Partnership's net income, allocations and returns.

In addition, switching to IFRS will be a complex endeavor for the Partnership.  The Partnership will need to develop new systems and controls around the principles of IFRS.  Since this is a new endeavor, the specific costs associated with this conversion are uncertain; however, the Partnership would expect such costs to be significant.

The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its customers.  Those payments include "Rule 12b-1 fees" and expense reimbursements.  Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the fund’s assets.  Although the SEC does not limit the size of Rule 12b-1 fees that funds may pay, FINRA does impose such limitations.  All of the Partnership's preferred mutual fund families, as well as some non-preferred mutual funds, pay such fees.

In February 2005, the SEC reopened for comment proposed rules that would require broker-

PART I
Item 1A. Risk Factors, continued

dealers to provide their customers with information regarding the costs and conflicts of interest that arise from the sales of mutual fund shares, including point-of-sale disclosures in both written and oral form.  In 2007, the SEC solicited additional public comments and held public forums and discussions on the issues as they relate to Rule 12b-1 fees.  Similarly, a Congressional subcommittee held hearings in July 2007 centered on Rule 12b-1 fees.  If rules with regard to 12b-1 fees are adopted, these rules could adversely impact or restrict the Partnership's business practices with respect to receipt and disclosure of Rule 12b-1 fees.  With the change in administration of the SEC it is unclear what priority this effort will be given.  In addition, if the SEC, FINRA or any state regulatory agencies limit or eliminate such fees, it could have a material impact on the Partnership's operating results for future periods, including reducing or eliminating the Partnership's net income, general and limited partnership returns, and compensation to the Partnership's financial advisors (including bonuses and profit sharing).  All of which could negatively affect the Partnership's ability to recruit and retain financial advisors.

There is continued uncertainty in the industry as to the status of regulations affecting whether an individual financial advisor is acting in certain circumstances as a broker as opposed to an investment advisor.  In light of this and other Partnership business initiatives, including the offering of certain financial planning services to the Partnership's customers, the Partnership has required all financial advisors be registered both as general securities representatives and as investment advisor representatives (“IARs”) in states where IAR registration is required, and if the financial advisor engages in offering services, where IAR registration is necessary.  Engaging in the conduct of an IAR may create a fiduciary relationship and could subject the Partnership's financial advisors and the Partnership to more stringent standards, inhibit certain types of proprietary transactions, and increase disclosure requirements and potential liability for the Partnership and its financial advisors.

Any of the foregoing regulatory initiatives could adversely affect the Partnership's business operations and business model by reducing or eliminating certain fees that are significant components of its revenues.

Today's environment calls into question the present regulatory structure and the laws and rules enforced thereunder.  As such, it is likely that rules and architecture with which the Partnership must comply will change.  No one can predict this change but it may well affect future revenues and results.

Competition — The Partnership is subject to intense competition for customers and personnel, and many of its competitors have greater resources.

All aspects of the Partnership's business are highly competitive.  The Partnership competes directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services.  Many of these entities have substantially greater capital and additional resources, and some entities offer a wider range of financial services.  Recently, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing.  Also, the Partnership continues to compete with a number of

PART I
Item 1A. Risk Factors, continued

firms offering discount brokerage services, usually with lower levels of personalized service to individual customers.

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

Litigation — Litigation involving civil plaintiffs seeking substantial damages from securities firms, including the Partnership, has increased over time, and it is expected to continue to increase.

Many aspects of the Partnership's business involve substantial risks of liability.  The Partnership is from time to time subject to examinations and informal inquiries.  Such matters could lead to formal actions, which may impact the Partnership's business.  Over time, there has been increasing litigation involving the securities industry and the Partnership, including class action suits that generally seek substantial damages.

The Partnership incurred significant expenses to defend and/or settle claims over the last few years, and anticipates the number of claims against the Partnership will increase in light of the current economic recession.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  See Item 3- Legal Proceedings for more information.

Underwriting, Syndicate and Trading Position Risks — The Partnership engages in underwriting activities, which can expose the Partnership to material losses and liability.

Participation as a manager or syndicate member in the underwriting of fixed income and equity securities will subject the Partnership to substantial risks.  As an underwriter, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against the underwriters under federal and state securities laws.  The Securities Act of 1933 and other applicable laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the prospectus used to describe the offered securities.  In addition, there exists a potential for possible conflict of interest between an underwriter's desire to sell its securities and its obligation to its customers not to recommend unsuitable securities.  In recent years, there has been an increasing incidence of litigation in these areas.  These lawsuits are frequently brought for the benefit of large classes of purchasers of underwritten securities.  Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

An underwriter may incur losses, if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price.  Furthermore, the commitment of capital to an underwriting may adversely affect the

PART I
Item 1A. Risk Factors, continued

capital position and, as such, the Partnership's participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC's Uniform Net Capital Rule, discussed below.  In maintaining inventory in fixed income and equity securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

Reliance on Organizations — The Partnership's dependence on third-party organizations exposes the Partnership to disruption if its products and services are no longer offered, supported or develop defects.

The Partnership incurs obligations to its customers which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed.  The inability of an organization, or to a lesser extent, any securities firm with which the Partnership does a large volume of business, to promptly meet its obligations could result in substantial losses to the Partnership.

The Partnership is particularly dependent on Broadridge in the United States.  Broadridge acts as the Partnership's primary vendor for providing customer accounting and record-keeping in the United States and the Partnership's communications and information systems are integrated with the information systems of Broadridge.  There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise.  Consequently, any new computer systems or software packages implemented by Broadridge which are not compatible with the Partnership's systems, or any other interruption or the cessation of service by Broadridge as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership's business which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

The Partnership recently entered into an agreement with Broadridge to support the firm becoming self-clearing in Canada.  The targeted implementation date is May 2009.  With any large conversion, there is the risk of business disruption during the process.  In addition, operating in a self-clearing environment will increase the Partnership's operational risk related to processing customer transactions and maintaining customer books and records. The Partnership is taking measures to ensure appropriate systems and controls are in place both during and after the conversion.

It is unclear what, if any, impact the current economic downturn, particularly in the financial services industry, will have on Broadridge as an independent company, and its ability to meet its service level commitments to the Partnership.  The Partnership experiences similar risks in foreign countries where its subsidiaries operate.  Such foreign subsidiaries currently rely on, or will soon rely on Broadridge affiliates for providing clearing, settlement and customer accounting and/or record keeping.

Edward Jones does not employ its own floor brokers for transactions on exchanges.  Edward Jones has arrangements with other brokers to execute its transactions in return for a commission based on the size and type of trade.  If, for any reason, any of these clearing, settling, or executing agents were to fail, Edward Jones and its customers would be subject to possible loss.  To the extent that Edward Jones would not be able to meet the obligations of its customers, such customers might experience delays in obtaining the protections afforded them.

PART I
Item 1A. Risk Factors, continued

International Expansion — The Partnership's foreign operations are not yet profitable; they will require significant infusions of capital and may never become profitable.

The Partnership's branch system has expanded into Canada and the United Kingdom.  Operations are at substantial deficits in these two countries, and it is anticipated that it will be a substantial number of years before the Partnership's expansion in these countries will reach a sufficient scale of operations to achieve profitability.  Additional investments will be incurred in the interim, which will be substantial.  Despite the substantial past and prospective investment in the foreign branch system, the Partnership's Canadian and U.K. operations are not yet profitable, nor is there any assurance at this time that either operation will ultimately attain profitability.

Capital Limitations; Uniform Net Capital Rule — The Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership's ability to engage in certain activities which are crucial to its business.

Adequacy of capital is vitally important to broker-dealers, and lack of sufficient capital may limit Edward Jones' ability to compete effectively.  In particular, lack of sufficient capital, or compliance with the Uniform Net Capital Rule (Rule 15c3-1) as promulgated by the SEC under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and incorporated into the rules of FINRA, may limit Edward Jones' ability to commit to certain securities activities such as underwriting and trading, which use significant amounts of capital, its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital.  Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones’ ability to expand or even maintain its present levels of business.

Rule 15c3-1 is designed to ensure financial soundness and liquidity through minimum net capital requirements deemed necessary to meet the broker-dealer's continuing commitments to its customers and other broker-dealers.  Edward Jones elected to use the Uniform Net Capital Rule’s alternative method of computation to calculate its net capital, which requires that net capital be not less than the greater of $0.25 million or 2% of our aggregate debit items, computed in accordance with the Exchange Act Rule 15c3-3 (primarily receivables and other amounts due from or on behalf of customers).  Rule 15c3-1 prohibits withdrawal of equity capital, whether by distribution, loan, repurchase or otherwise, if net capital would thereafter be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed certain defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  Under FINRA regulations Edward Jones will also be required to restrict withdrawal of subordinated debt and equity capital if its net capital becomes less than 4% of its aggregate debit items.  In addition, if Edward Jones' net capital becomes less than 5% of its aggregate debit items, it would not be able to expand its business operations, including opening new branch offices or hiring additional financial advisors.  Rule 15c3-1 further provides that the total outstanding principal amount of a broker/dealer’s indebtedness under certain subordination agreements, the proceeds of which are includable in net capital, may not exceed 70% of the sum of the total outstanding principal amounts of all subordinated indebtedness included in net capital and equity capital accounts for periods in excess of 90 days.

In computing net capital, various deductions are made from net worth and qualifying subordinated debt which exclude assets not readily convertible into cash and which

PART I
Item 1A. Risk Factors, continued

conservatively reduce the value of certain other assets (such as securities owned by Edward Jones) to reflect the possibility of a market decline pending their disposition.  At December 31, 2008, Edward Jones’ net capital of $801.2 million was 43.9% of aggregate debit items and its net capital in excess of the minimum required was $764.7 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was also 43.9%.  Net capital and the related capital percentage may fluctuate on a daily basis.  See Note 11 to the Consolidated Financial Statements in Part II.

In addition to this U.S. regulatory requirement of the U.S. broker-dealer, the Partnership’s foreign broker-dealer subsidiaries and EJTC are subject to regulatory capital requirements in the United States of America, Canada and the United Kingdom.  These subsidiaries were in compliance with their respective regulatory requirements as of December 31, 2008.  Failure to maintain the required net capital may subject a firm to disciplinary actions by the SEC or an SRO, which includes but not limited to suspension or expulsion by the SEC or FINRA that may ultimately require its liquidation. Consequently, Edward Jones may be prohibited from expanding its business and may be required to restrict withdrawal of subordinated debt and equity capital in order to meet these requirements.

Liquidity — The Partnership's business in the securities industry requires that sufficient liquidity be available to maintain business activities.

Liquidity, or ready access to funds, is essential to the Partnership's business.  The current credit market environment could have a negative impact on the Partnership's ability to maintain sufficient liquidity to meet its working capital needs.  Short term and long term financing are two sources of liquidity that could be affected by the current credit market.  As a result of the concerns about the stability of the markets in general, some lenders have reduced their lending to borrowers, including the Partnership.  There is no assurance that financing will be available at attractive terms, or at all, in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

PART I

ITEM 2.     PROPERTIES

The Partnership conducts its United States headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona.  As of December 31, 2008, the Partnership's U.S. headquarters consisted of twenty-three separate buildings.  Two of its St. Louis headquarters buildings were demolished during 2008 in order to prepare for further development of the St. Louis headquarters campus locations.  It is anticipated that additional buildings could be demolished over the next several years.

New construction is currently ongoing to replace those buildings and provide space for the Partnership to continue to expand its business operations in order to support the current and future growth projections of the Partnership.  As of the end of 2008, the Partnership has executed construction agreements for the construction of an office building and related parking garage at its North Campus location in St. Louis, Missouri, an addition to an existing building and related parking garage at its South Campus location in St. Louis, Missouri, and a parking garage at the Tempe, Arizona location.  In addition, a building and related parking garage was completed at the North Campus location in St. Louis, Missouri during 2008.  Other office buildings, as well as parking structures, may be developed over the next several years.

Two U.S. headquarters buildings are leased through operating leases.  In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its United Kingdom home office located in London, England.  The Partnership also maintains facilities in 10,878 branch locations (as of February 27, 2009) which are located in the United States, Canada and the United Kingdom and are rented under predominantly cancelable leases.

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

Tennessee Investigation. In April 2008, Wilks v. Edward D. Jones & Co., L.P. was filed with FINRA as an arbitration concerning allegations that a former Edward Jones financial advisor (who is now deceased) and a local accountant (not affiliated with Edward Jones) conspired to convert funds of Edward Jones' customers for their own personal use and benefit.  This action alleged $600,000 in actual damages.  In May 2008, the same claimant filed in Tennessee state court with similar allegations and demand of $600,000.  That lawsuit has been stayed by the court as to Edward Jones pending the outcome of the FINRA arbitration.  In April 2008, Givens, et al. v. Edward D. Jones & Co., L.P. was filed with FINRA as an arbitration alleging $4.9 million in actual damages and concerning alleged misconduct by the same former financial advisor.  In September 2008, Craighead v. Edward D. Jones & Co., et al., another lawsuit alleging similar misconduct by the former financial advisor, was filed in Tennessee state court.  That action seeks damages in excess of $893,000.  Edward Jones filed a motion to stay this court

PART I
Item 3. Legal Proceedings, continued

proceeding and compel the matter to FINRA arbitration.  In 2007, the State of Tennessee and FINRA began to make inquiries related to these matters.  Edward Jones is fully cooperating with those inquiries.

Lehman Bonds.  In October 2008, a class action suit was filed in Arkansas state court in Saline County, under Section 11, 12(a)(2) and 15 of the Securities Act of 1933, regarding the sale of Lehman Bonds pursuant to the registration statement and prospectus dated May 30, 2006, and various prospectus supplements dated October 22, 2006, and thereafter.  In November 2008, a similar suit was filed in Arkansas state court in Benton County regarding the sale of 6.5% Lehman Bonds maturing October 25, 2007, pursuant to the registration statement and prospectus and prospectus supplement dated August 2, 2007, (collectively referred to as "Lehman Bonds").  Both claims were filed against the officers and directors of Lehman Brothers Holdings, Inc., as well as numerous distributors, including Edward Jones, of certain series of Lehman Bonds.  Plaintiffs in both actions allege among other things that the officers and directors of Lehman Brothers Holdings, Inc., and distributors of the Lehman Bonds made material misrepresentations to the purchasers of the bonds.  While each lawsuit relates to a different series of Lehman Bonds, the Plaintiffs in each suit are seeking unspecified compensatory damages, attorneys' fees, costs and expenses.  In February 2009, the United States Judicial Panel on multi-district litigation agreed to transfer these two actions to the Southern District of New York ("SDNY") for coordinated or consolidated pretrial proceedings with the actions currently pending in the SDNY.

Virginia Matter.  In July 2007, the Commonwealth of Virginia State Corporation Commission, Division of Securities and Retail Franchising (the "Division") advised Edward Jones that a Rule to Show Cause may be issued against Edward Jones based upon the State’s investigation of the activities of a former Edward Jones financial advisor for the period January 1, 1998 through July 9, 2001.  Based on the Virginia Securities and Franchise Division's investigation, the Division alleged Edward Jones conducted activity that constituted a violation of the Virginia Securities Act including unlawful offers and sales, failure to supervise, failure to keep true, accurate records relating to its business and failure to examine customer accounts to detect and prevent irregularities or abuses.  Edward Jones has reached a tentative agreement with the Division, which would result in Edward Jones entering into a Settlement Order with the division and Edward Jones offering restitution to select customers in various amounts totaling approximately $380,000.

FINRA Official Statement Delivery Matter. In 2006, FINRA  conducted an inquiry into certain deficiencies Edward Jones experienced in the mailing of official statements in various secondary market transactions in municipal securities during the period in which delivery of official statements was required.  The transactions in question involved issues in which the firm was not a managing underwriter or a syndicate member.  FINRA sought a censure, fine and the institution of certain new procedures.  Edward Jones agreed to a settlement including the payment of $900,000 to FINRA, and the parties are in the process of finalizing the settlement.

Prospectus Delivery Matter. In March 2006, the NYSE initiated a review of Edward Jones' policies and procedures relating to the timely delivery of prospectuses and product descriptions in connection with purchases of certain product types.  The NYSE's review focused on the time period of July 1, 2003 through October 31, 2004.  The matter is still pending with FINRA who succeeded the NYSE upon the consolidation of its enforcement arm with the NASD.

PART I
Item 3. Legal Proceedings, continued

FINRA Investigation.  In February 2008, FINRA initiated an inquiry into an alleged misappropriation of customer funds by a former Edward Jones financial advisor. Edward Jones identified the customers involved.  A number of settlements have been completed and the remaining matters are in the settlement process.

Wage and Hour Class Actions.  On September 28, 2007, Edward Jones entered into a settlement agreement that resolved several wage and hour class action lawsuits, which were filed against Edward Jones.  These various cases were consolidated into two lawsuits in the United States District Court for the Northern District of Ohio (the “Court”).  One of these cases asserted primarily federal law claims (the “Collective Action”), and the other asserted primarily state law claims (the “State Law Class Action”).

Edward Jones reached a settlement in both the Collective Action and the State Law Class Action, which resolved the federal and state claims of certain individuals in each of the United States, excluding the State of California (the “National Settlements”).

In June 2008, the U.S. District Court for the Northern District of Ohio, Eastern Division (the “Court”) granted preliminary approval of the National Settlements, and Edward Jones transferred $19 million to an escrow account to fund the National Settlements (the “National Class Fund”).  The National Class Fund will also include attorney’s fees, litigation expenses, enhancements, administrative costs, and any other fees or costs associated with the settlement.  This expense was charged against previously established legal expense accruals.

On January 5, 2009, the Court entered several orders relating to the National Settlements.  The Court certified a Collective Action Class and entered judgment on the federal claims asserted in the Collective Action.  The Court also granted final approval of the settlement in the State Law Class Action, and entered a judgment dismissing all claims asserted in that case.  These judgments became final on February 5, 2009, and the checks were mailed to participating class members in late February.  The National Class Fund will be paid to class members on a claims-made basis with unclaimed funds to be returned as property of Edward Jones.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Limited Partnership interests and their assignment is prohibited.

ITEM 6.    SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data.

(All dollars in millions, except per unit information and units outstanding.)

Summary Consolidated Statements of Income Data:

	2008	2007	2006	2005	2004

Total revenue	$3,859	$4,147	$3,518	$3,196	$2,899
Interest expense	73	81	56	55	56
Net revenue	$3,786	$4,066	$3,462	$3,141	$2,843

Income before allocations
to partners	$312	$508	$391	$330	$217

Income before allocations
to partners/net income
per weighted average
$1,000 equivalent
limited partnership
unit outstanding	$86.21	$165.92	$161.95	$157.11	$126.43

Weighted average
$1,000 equivalent
limited partnership
units outstanding	489,920	498,132	210,157	214,366	219,885

In accordance with SFAS No. 150, the Partnership presents net income of $0 on its consolidated statement of income.  See Note 1 to the Consolidated Financial Statements for further discussion.

PART II
Item 6. Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

	2008	2007	2006	2005	2004

Total assets	$6,992	$5,824	$5,196	$4,317	$4,100

Bank loans	$43	$-	$-	$9	$-

Federal Home Loan Bank
advances	-	-	-	31	34

Long-term debt	9	11	14	24	32

Other liabilities exclusive
of subordinated
liabilities and partnership
capital subject to
mandatory redemption	5,203	4,087	3,880	2,993	2,839
	5,255	4,098	3,894	3,057	2,905

Subordinated liabilities	261	275	299	344	387

Partnership capital
subject to mandatory
redemption / partnership
capital (net of reserve for
anticipated withdrawals)	1,413	1,328	907	802	752

Reserve for anticipated
withdrawals	63	123	96	114	56

Partnership capital subject to
mandatory redemption/
partnership capital	1,476	1,451	1,003	916	808

Total liabilities and
partnership capital	$6,992	$5,824	$5,196	$4,317	$4,100

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership.  Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Partnership's financial statements and accompanying notes.

The following table summarizes the increase (decrease) in major categories of revenues and expenses for the last two years (dollar amounts in thousands).

	2008 vs. 2007			2007 vs. 2006
	Amount	Percentage		Amount	Percentage

Revenue:
Commissions	$(271,587)	(15	) %	$194,507	12%
Asset fees	(30,687)	(3)		220,850	25
Principal transactions	142,960	37		117,571	44
Account and activity fees	32,061	7		62,122	16
Interest and dividends	(120,418)	(39)		55,750	22
Investment banking	18,024	52		2,218	7
Other revenue	(58,185)	(286)		(23,906)	(54)

Total revenue	(287,832)	(7)		629,112	18

Interest expense	(8,045)	(10)		24,385	43

Net revenue	(279,787)	(7)		604,727	18

Operating Expenses:
Compensation and benefits	(148,171)	(6)		405,153	19
Communications and data
processing	21,975	7		27,695	10
Occupancy and equipment	13,495	4		27,512	10
Payroll and other taxes	2,929	2		18,446	15
Advertising	6,177	10		6,102	11
Postage and shipping	(965)	(2)		6,305	12
Clearance fees	1,478	9		(914)	(5)
Legal	(315)	(3)		(39,613)	(78)
Other operating expenses	20,020	11		36,488	27

Total operating expenses	(83,377)	(2)		487,174	16

Income before allocations to
partners / net income	$(196,410)	(39	) %	$117,553	30%

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

BASIS OF PRESENTATION

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income).  In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking.  Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense), and other revenues.

RESULTS OF OPERATIONS (2008 VERSUS 2007)

For 2008, net revenue decreased 7% ($279.8 million) to $3.8 billion, and income before allocations to partners decreased 39% ($196.4 million) to $311.8 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 8.1% in 2008, from 12.3% in 2007.  The Partnership’s decrease in net revenues was primarily due to reduced trade revenue, net interest income, asset fees and other revenue, partially offset by an increase in account and activity fee revenue.  Operating expenses decreased due primarily to a decrease in financial advisor compensation (due to reduced trade revenue) and in variable compensation (due to reduced net income), partially offset by costs associated with the continued expansion and enhancement of the Partnership's branch office network.  The Partnership added 953 financial advisors during the twelve months ended December 31, 2008, ending the year with 12,155 financial advisors, an increase of 9% from 11,202 as of December 31, 2007.

Trade revenue comprised 57% and 56% of net revenue for 2008 and 2007, respectively.  Conversely, net fee revenue comprised 43% and 44% for 2008 and 2007, respectively.

Trade revenue, which consists of revenue from commissions, principal transactions and investment banking, of $2.2 billion decreased 5% ($110.6 million) during 2008.  The decrease in trade revenue was due to a decline in the margin earned on overall customer dollars invested (the principal amount of customer's buy and sell transactions generating a commission), which was partially offset by an increase in customer dollars invested and two additional business days.  Total customer dollars invested were $114.2 billion during 2008, a 3% ($3.6 billion) increase from 2007.  The Partnership's margin earned on each $1,000 invested decreased to $19.00 for 2008 from $20.60 in 2007.

Commissions revenue decreased 15% ($271.6 million) for 2008 to $1.6 billion.  This decrease year over year was primarily due to a 12% ($8.6 billion) decrease in customer dollars invested in commission generating transactions to $63.4 billion.  The Partnership's margin earned on commission generating transactions on each $1,000 invested decreased to $25.00 during 2008 from $25.80 during 2007.  Underlying the decrease in commissions revenues, mutual fund commissions decreased 24% ($299.5 million).  Partially offsetting the decline in commission revenue were increased insurance commissions of 10% ($28.4 million).

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes commissions revenue year over year:

	Years ended (in millions)
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Mutual funds	$958.4	$1,257.9	$(299.5)	(24)
Equities	326.9	327.3	(0.4)	(0)
Insurance	300.8	272.4	28.4	10
Corporate bonds	0.5	0.6	(0.1)	(17)
	$1,586.6	$1,858.2	$(271.6)	(15)

Principal transactions revenue increased 37% ($143.0 million) to $527.6 million during 2008 due primarily to an increase in customer dollars invested.  Customers invested $48.8 billion in principal transactions in 2008 compared to $37.4 billion in 2007.  The Partnership’s margin earned on principal transactions on each $1,000 invested increased to $10.90 during 2008 from $10.30 during 2007 primarily due to a shift into higher margin tax-free fixed income products from lower margin taxable fixed income products.  Revenue from municipal bonds increased 105% ($143.5 million) and certificates of deposit increased 50% ($21.8 million), while corporate bonds decreased 11% ($16.7 million) and government bonds decreased 17% ($4.4 million).  The increase in municipal bond revenue is due to the relatively attractive yields on municipal bonds versus their historic yields relative to treasury securities.  The increase in certificates of deposit revenue is primarily due to the uncertainty in the securities markets in 2008 and customers seeking shorter-term fixed income investments.

The following table summarizes principal transaction revenue year over year:

	Years ended (in millions)
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Municipal bonds	$280.5	$137.0	$143.5	105
Corporate bonds	129.3	146.0	(16.7)	(11)
Certificates of deposit	65.3	43.5	21.8	50
Government bonds	21.5	25.9	(4.4)	(17)
Collateralized mortgage obligations	16.0	16.0	-	-
Unit investment trusts	15.0	16.2	(1.2)	(7)
	$527.6	$384.6	$143.0	37

Investment banking revenue increased 52% ($18.0 million) during 2008 to $52.7 million, due primarily to an increase in municipal and corporate tax exempt offerings in the current year.

Net fee revenue, which is fee revenue net of interest expense, decreased 9% ($169.2 million) to $1.6 billion during 2008.

Asset fees decreased 3% ($30.7 million) to $1.1 billion due primarily to a decrease in customers' mutual fund assets, partially offset by an increase in the new Advisory Solutions program revenue.  Average customer mutual fund assets decreased 8% ($21.7 billion) to $258.7 billion in

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2008 compared to $280.3 billion in 2007.  Average customer money market assets increased 12% ($2.4 billion) to $23.0 billion in 2008 compared to $20.7 billion in 2007.  Insurance assets decreased 8% ($3.1 billion) to $38.4 billion in 2008 compared to $41.5 billion in 2007.  The value of the assets in the Advisory Solutions program, first offered in June 2008, were $5.1 billion as of December 31, 2008.

As a 49.5% owner of Passport Research Limited, the investment advisor to money market funds made available to Edward Jones customers, the Partnership shares in the management fee charged to those funds.  Due to the current interest rate environment, the fees charged have been and may in the future be reduced to maintain a positive yield on the funds.  Any reduction in fees will reduce the income earned by the Partnership in the future.

Account and activity fees of $473.1 million increased 7% ($32.1 million) year over year.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 9% ($23.1 million) to $271.9 million.  The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 7%.  In addition, retirement account fees increased 9% ($9.8 million) to $120.7 million during 2008, due primarily to a 9% increase in the number of retirement accounts.

Other revenue decreased 286% ($58.2 million) year over year.  The decrease between years is primarily attributable to the decrease in value in the investments held related to the non-qualified deferred compensation plan (see discussion in Note 1 to the Consolidated Financial Statements) and foreign currency translation losses.  The investments held related to the non-qualified deferred compensation plan had a loss in the fair value of $28.4 million through December 2008, versus a gain of $8.0 million in the same period last year, resulting in a $36.4 million decrease in revenue.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue.  There was an offsetting decrease in compensation and benefits expense in 2008.  Each period, the net impact of the fair value fluctuations on the investments supporting the non-qualified plan to the Partnership's financial results is zero.  The translation of the foreign subsidiary financial statements from local currencies to dollars resulted in an $18.3 million loss during 2008 compared to a $2.3 million gain in 2007.

Net interest and dividend income decreased 49% ($112.4 million) to $116.4 million during 2008 due primarily to a decrease in interest rates.  Interest income from cash segregated under federal and other regulations and securities purchased under agreements to resell decreased 57% ($66.2 million).  The average funds invested in cash segregated under federal and other regulations and securities purchased under agreements to resell during 2008 were $2.4 billion, compared to $2.3 billion in 2007.  The average rate earned on these investments decreased to 1.99% during 2008 from 4.98% during 2007.  The rates earned on these investments trended down throughout 2008 with significant declines toward the end of the year.  The average rate earned on those investments in December 2008 was 0.33%.  Additionally, interest income from customer loans decreased 30% ($50.8 million) to $120.3 million.  While average customer loan balances in 2008 increased 4% ($73.2 million) to $2.0 billion, the average rate earned on customer loan balances decreased due to the decrease in short-term interest rates during the past year to approximately 6.04% during 2008 from approximately 8.94% during 2007.  In addition, interest expense decreased 10% ($8.0 million) to $72.6 million during 2008 due to lower subordinated and long-term debt balances as well as a decrease in customer credit interest expense.

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses decreased 2% ($83.4 million) to $3.5 billion during 2008.  Compensation and benefits costs decreased 6% ($148.2 million) to $2.3 billion.  Within compensation and benefits costs, financial advisor compensation decreased 6% ($80.7 million) due to decreased trade revenues, while financial advisor salary and subsidy increased 31% ($38.8 million) due to an increased number of new financial advisors participating in advisor compensation programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters' associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin decreased 53% ($196.5 million).  Headquarters salary and benefit expense increased 13% ($38.1 million) to $341.6 million in 2008.  Branch salary and benefit expense increased 15% ($53.6 million) to $423.8 million.  Salary and benefit costs for existing and additional personnel increased as the Partnership grew its financial advisor network.  On a full time equivalent basis, the Partnership had 5,301 headquarters associates and 12,067 branch staff associates as of December 31, 2008, compared to 4,894 headquarters associates and 11,319 branch staff associates as of December 31, 2007.

Communications and data processing expense increased 7% ($22.0 million) to $322.5 million in 2008 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network (which was completed in the fall of 2007).

RESULTS OF OPERATIONS (2007 VERSUS 2006)

For 2007, net revenue increased 18% ($604.7 million) to $4.1 billion, while income before allocations to partners increased 30% ($117.6 million) to $508.2 million.  The Partnership’s profit margin based on income before allocations to partners increased to 12.3% in 2007, from 11.1% in 2006.  Year over year, the Partnership’s net revenue increased due primarily to increased customer dollars invested, growth in customer asset values, higher account and activity fees, and higher net interest income.  Operating expenses increased in 2007 due primarily to growth in sales compensation related to the increase in net revenues and to costs associated with the continued expansion and enhancement of the Partnership's branch office network.  The Partnership added 914 financial advisors during the twelve months ended December 31, 2007, ending the year with 11,202 financial advisors, an increase of 9% from 10,288 as of December 31, 2006.

Trade revenue of $2.3 billion comprised 56% of net revenue for 2007, down from 57% for 2006.  Conversely, net fee revenue comprised 44% for 2007, up from 43% in 2006.  Trade revenue of $2.278 billion, increased 16% ($314.3 million) in 2007 due primarily to an increase in customer dollars invested (the principal amount of customer's buy and sell transactions generating a commission).  Total customer dollars invested were $110.6 billion during 2007, a 16% ($14.9 billion) increase from 2006.  The Partnership's margin earned on each $1,000 invested increased to $20.60 in 2007 from $20.30 in 2006.

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions revenue increased 12% ($194.5 million) during 2007 to $1.858 billion.  Commissions revenue increased year over year due primarily to a 15% ($9.6 billion) increase in customer dollars invested to $71.9 billion in 2007, compared to $62.3 billion in 2006.  Underlying the increase in commissions revenue, mutual fund commissions increased 13% ($148.0 million) and insurance commissions increased 17% ($40.1 million), which together represented 97% of the increase in commissions revenue.  The following table summarizes commissions revenue year over year:

	Years ended (in millions)
	December 31,	December 31,	$	%
	2007	2006	Change	Change
Mutual funds	$1,257.9	$1,109.9	$148.0	13
Equities	327.3	320.8	6.5	2
Insurance	272.4	232.3	40.1	17
Corporate bonds	0.6	0.7	(0.1)	(14)
	$1,858.2	$1,663.7	$194.5	12

Principal transactions revenue increased 44% ($117.6 million) to $384.6 million during 2007 due primarily to an increase in customer dollars invested.  Customers invested $37.4 billion in principal transactions in 2007 compared to $32.2 billion in 2006, an increase of 16% ($5.2 billion).  The Partnership's margin earned on principal transactions on each $1,000 invested increased to $10.30 during 2007 from $8.30 during 2006 primarily due to a shift to higher margin, longer maturity fixed income products from lower margin, shorter maturity certificates of deposit.  Revenue from corporate bonds increased 61% ($55.1 million), municipal bonds increased 62% ($52.3 million), collateralized mortgage obligations increased 18% ($2.4 million), unit investment trusts increased 13% ($1.9 million), certificates of deposit increased 10% ($3.9 million) and government bonds increased 8% ($2.0 million).  Increased revenue from corporate bonds and municipal bonds represent 91% of the increase in principal transactions revenue.  The increase was due to strong supply and higher yield spreads for investment grade municipal and corporate bonds.  The following table summarizes principal transaction revenue year over year:

	Years ended (in millions)
	December 31,	December 31,	$	%
	2007	2006	Change	Change
Municipal bonds	$137.0	$84.7	$52.3	62
Corporate bonds	146.0	90.9	55.1	61
Certificates of deposit	43.5	39.6	3.9	10
Government bonds	25.9	23.9	2.0	8
Collateralized mortgage obligations	16.0	13.6	2.4	18
Unit investment trusts	16.2	14.3	1.9	13
	$384.6	$267.0	$117.6	44

Investment banking revenue increased 7% ($2.2 million) during 2007 to $34.7 million, due primarily to an increase in municipal offerings in the current year.

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net fee revenue, which is fee revenue net of interest expense, increased 19% ($290.4 million) to $1.8 billion during 2007.  Asset fees increased 25% ($220.8 million) to $1.1 billion due to net new money flowing into mutual fund and insurance products coupled with the favorable impact of market conditions through the fall of 2007 on customers' mutual fund and insurance assets generating asset fees.  Average customer mutual fund, insurance, and money market assets increased $65.4 billion or 24% to $341.0 billion in 2007 compared to $275.6 billion in 2006.

Account and activity fees of $441.0 million increased 16% ($62.1 million) year over year.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 9% ($21.0 million) to $248.8 million, due to a 16% increase in the number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services.  Offsetting the increase in mutual fund sub-transfer agent fees was an $8.9 million (50%) decrease in fees received from sub-transfer agent services related to money market accounts due to a reduction in the number of money market accounts for which the Partnership provided sub-transfer agent services.  Custodial fee revenue grew 28% ($24.5 million) to $111.4 million, due to an 11% increase in the number of retirement accounts for which the Partnership is custodian.  In addition, the annual fees charged on most retirement accounts were increased beginning January 2007.  Other revenue of $20.3 million decreased 54% ($23.9 million) year over year primarily due to 2006 including $21 million in gains from three sources ($8.1 million from the sale of banking assets by the Partnership's banking subsidiary; $6.8 million from the exchange of the Partnership's NYSE membership for shares in Archipelago in connection with the NYSE's initial public offering; and $6.5 million from the sale of the Partnership's interest in the investment advisor to the Federated Capital Income Fund).

Net interest and dividend income increased 16% ($31.4 million) to $228.8 million during 2007 due primarily to an increase in overnight and short-term investing activities.  Interest income increased 22% ($55.8 million) to $309.4 million in 2007 due to investing increased liquidity from customer credit balances and investing the proceeds from an offering of Limited Partnership ("LP") interests, which closed on January 2, 2007.  The average rate on the overnight investment balances was relatively unchanged at 4.98% in 2007 and 4.97% in 2006, while the average investment balance increased 199% ($1.5 billion) to $2.2 billion due to increased customer credit balances and proceeds from an offering of LP interests. Interest income from customer loans decreased 10% ($19.7 million).  Average customer margin loan balances were $1.9 billion in 2007, compared to $2.2 billion in 2006, a decrease of 11%.  The average rate earned on customer loan balances increased to approximately 8.94% during 2007 from approximately 8.84% during 2006.

Operating expenses increased 16% ($487.2 million) to $3.6 billion during 2007. Compensation and benefits costs increased 19% ($405.2 million) to $2.5 billion.  Within compensation and benefits costs, sales compensation increased 19% ($214.3 million) due to increased revenues.  Additionally, financial advisor salary and subsidy increased 46% ($40.1 million) due to new financial advisor compensation programs as well as increased numbers of financial advisors participating in those programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants, and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin, increased 36% ($98.1 million).  Headquarters and branch payroll expense increased 9% ($55.5 million) due to increased salary and medical costs

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

for existing and additional personnel support as the Partnership grows its sales force.  This was offset by a $29.3 million decrease due to the elimination of a special bonus program for certain existing personnel in connection with the closing of the Partnership's LP offering.  On a full-time equivalent basis, the Partnership had 4,894 headquarters associates and 11,319 branch staff associates as of December 31, 2007, compared to 4,331 headquarters associates and 10,594 branch staff associates as of December 31, 2006.

Occupancy and equipment expense increased 10% ($27.5 million) to $301.1 million during 2007 due primarily to the growth in the number of branch offices as the Partnership expands the number of financial advisors.  Communications and data processing expense increased 10% ($27.7 million) to $300.6 million during 2007 due to increased costs related to the expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network.  Other operating expenses increased 27% ($36.5 million) to $174.1 million primarily due to increased travel and entertainment costs, professional and consulting expense and Managed Account Program ("MAP") money manager expense due to increased MAP assets and related revenues.  Legal expenses decreased 78% ($39.6 million) to $11.1 million during 2007 due to reduced legal expense accruals associated with legal matters and regulatory matters.  (See Mutual Fund and Annuities below and Item 3 – Legal Proceedings for more information).

MUTUAL FUNDS AND ANNUITIES

There are regulatory proposals being considered that could significantly impact the disclosure and potentially the amount of compensation that broker-dealers derive from mutual funds and annuity products.  The Partnership believes it is likely in the future that broker-dealers will be required to provide more disclosure to their customers with respect to payments received by them from the sales of these products.  It is also possible that such payments may be restricted by law or regulation.  For additional discussion of mutual fund regulatory initiatives, refer to "Item 1A – Risk Factors, Regulatory Initiatives" in this Form 10-K.

The Partnership derived 62% of its total revenue from sales and services related to mutual fund and annuity products in 2008 and 65% in 2007.  The Partnership derived 35% of its total revenue for 2008 and 29% of its total revenue for 2007 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at December 31, 2008, excluding the reserve for anticipated withdrawals, was $1.4 billion, compared to $1.3 billion at December 31, 2007.  The increase is primarily due to the retention of general partner earnings ($66.2 million) and the issuance of subordinated limited partner interests ($31.4 million), offset by redemption of limited partner and subordinated limited partner interests ($12.1 million and $1.2 million, respectively).  It has been the Partnership's practice to retain approximately 28% of income allocated to General Partners.  For 2008, 2007 and 2006, the Partnership retained 27.6%, 27.6% and 29.5%, respectively, of income allocated to General Partners.

As a partnership, any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership's available liquidity and capital.  In accordance

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

with the Partnership agreement, withdrawal requests by general and subordinated limited partners are subject to withdrawal restrictions and provide for payment over a 3 year time period, while withdrawal requests by limited partners are subject to withdrawal restrictions and provide for payment over a 2 year time period.  The Managing Partner can waive the withdrawal restrictions and accelerate the return of capital to partners (see Note 11 to the Consolidated Financial Statements for additional withdrawal restrictions).

At December 31, 2008, the Partnership had $216.6 million in cash and cash equivalents.  In addition, the Partnership had $1.4 billion in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $2.2 billion in cash segregated under federal and other regulations, which was not available for general use.  As of December 31, 2008, bank lines of credit were in place aggregating $1.2 billion ($1.1 billion of which is through secured uncommitted lines of credit and $0.1 billion of unsecured lines of credit).  Subsequent to December 31, 2008, the Partnership had bank lines of credit aggregating $0.9 billion, of which $0.8 billion were through uncommitted facilities.  Due to the tightening credit environment and the uncommitted nature of these credit facilities, they are subject to change and the Partnership cannot assume that these lines of credit will not decrease further.

Actual borrowing availability on the secured lines is based on customers' margin securities which serve as collateral on loans.  During 2008, the Partnership had borrowings outstanding for twenty-one days with an average daily outstanding balance over those twenty-one days of $9.9 million.  No amounts were outstanding under these lines of credit at December 31, 2008 or December 31, 2007.  In 2008, the Partnership entered into a $120 million revolving unsecured line of credit which the Partnership is currently using primarily for funding the construction of the new buildings and parking garages.

The revolving unsecured line of credit has a final termination date of August 22, 2010.  To the extent that the Partnership obtains permanent financing on its South Campus facility currently under construction, such proceeds must be applied towards the amounts outstanding on the revolving unsecured line of credit if obtained prior the final termination date.  As of December 31, 2008, $43.0 million was drawn on the revolving unsecured line of credit to fund the construction projects.  Subsequent to December 31, 2008, an additional $30.0 million was drawn on the revolving unsecured line of credit resulting in $73.0 million total outstanding on the revolving unsecured line of credit as of March 27, 2009.  Each draw is for a period of up to six months, at which time interest is due and the Partnership has the option to renew the draw.  The weighted average interest rate is 1.5% as of December 31, 2008, and fluctuates with LIBOR.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  The construction activities underway during 2008 included two office buildings and a parking garage on land it owns at its St. Louis, Missouri, North Campus location, a building addition and garage at its St. Louis, Missouri, South Campus location, and a parking garage at its Tempe, Arizona, campus.

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of December 31, 2008 and remaining estimated costs:

(All amounts in thousands)
					Amounts
					Remaining
	Building/			Amounts	to be Paid
	Addition			Paid as of	as of
	Square	Estimated	Executed	December	December
Construction Project	Footage	Costs	Agreements	31, 2008	31, 2008
170 Edward Jones Blvd. &
related garage*	205,000	$83,026	$82,244	$76,229	$6,797

130 Edward Jones Blvd.	370,000	133,397	106,957	54,108	79,289

12555 Manchester addition
and related garage	225,000	138,815	119,920	43,192	95,623

Tempe Campus garage	-	19,960	19,342	11,112	8,848

Total		$375,198	$328,463	$184,641	$190,557

*This building and garage were completed and placed into service in November 2008.
(See Note 6 to the Consolidated Financial Statements.)

The amount remaining of $190.6 million needed to complete the above construction projects will be financed through either the remaining balance of $47.0 million as of March 27, 2009 on the revolving unsecured line of credit, through the Partnership's existing working capital or by obtaining additional financing.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes the Partnership's long-term financing commitments and obligations, as of December 31, 2008.  Subsequent to December 31, 2008, these commitments and obligations may have fluctuated based on the changing business environment.  The interest on financing commitments is based upon the stated rates of the underlying instruments, which range from 7.28% to 7.79%.  For further disclosure regarding long-term debt, liabilities subordinated to claims of general creditors and rental commitments, see Notes 8, 9 and 15, respectively, to the Consolidated Financial Statements.

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$802	$863	$928	$997	$1,072	$4,430	$9,092
Liabilities subordinated to
claims of general creditors	3,700	53,700	53,700	50,000	50,000	50,000	261,100
Rental commitments	120,941	36,930	24,971	17,266	12,861	76,634	289,603
Financing commitments and
obligations	125,443	91,493	79,599	68,263	63,933	131,064	559,795
Interest on financing commitments	19,825	17,644	13,626	9,603	5,863	2,434	68,995
Total financing commitments
and obligations	$145,268	$109,137	$93,225	$77,866	$69,796	$133,498	$628,790

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2008 (see Note 7 to the Consolidated Financial Statements).

Subsequent to December 31, 2008, the Partnership executed an agreement to extend the lease on a headquarters office building.  The non-cancelable portion of this lease extension begins February 2010 and ends February 2011 and the related commitments are $3,596 for 2010 and $719 for 2011.

For the year ended December 31, 2008, cash and cash equivalents decreased $109.8 million to $216.6 million.  Cash provided by operating activities was $416.5 million.  The primary sources of cash provided by operating activities include income before allocations to partners adjusted for depreciation expense, net payable to customers, net receivable from brokers, dealers and clearing organizations, receivable from mutual funds, insurance companies and other, and securities owned.  These increases to cash and cash equivalents were partially offset by increases in cash segregated under federal and other regulations, increases in securities purchased under agreements to resell, and other assets along with decreases in accrued compensation and employee benefits and accounts payable and accrued expenses.  Cash used in investing activities was $266.0 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for construction of new office space as noted above.  Cash used in financing activities was $260.2 million, consisting primarily of partnership withdrawals and distributions ($305.4 million), redemption of partnership interests ($13.3 million) and repayment of subordinated debt ($14.2 million) and long-term debt ($1.7 million), offset by the issuance of bank loans ($43.0 million) and the issuance of partnership interests ($31.4 million).

For the year ended December 31, 2007, cash and cash equivalents increased $48.8 million.  Cash provided by operating activities was $248.5 million.  The primary sources of cash from operating activities include income before allocations to partners adjusted for depreciation, an increase in net payable to customers, a decrease in securities owned and an increase in accrued compensation and employee benefits.  These increases to cash and cash equivalents were partially offset primarily by increases in securities purchased under agreements to resell,

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

net receivable from brokers, dealers and clearing organizations and cash segregated under federal and other regulations, and a decrease in accounts payable and accrued expenses.  Cash used in investing activities was $112.1 million consisting primarily of capital expenditures supporting the Partnership’s operations and for construction of new office space.  (See Item 2 – Properties for more information).  Cash used in financing activities was $87.6 million, consisting primarily of partnership withdrawals and distributions ($376.6 million), redemption of partnership interests ($8.3 million) and repayment of subordinated debt ($23.2 million), offset by issuance of general partner, limited partner and subordinated limited partner interests ($324.0 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions.  The net capital rules also provide that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  At December 31, 2008, Edward Jones' net capital of $801.2 million was 43.9% of aggregate debit items and its net capital in excess of the minimum required was $764.7 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was also 43.9%.  Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership's growth has historically been financed through sales of limited partnership interests to its employees and existing limited partners, subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities.

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

Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value.

The following significant accounting policies require estimates that involve a higher degree of judgment and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.”  See Item 3 – Legal Proceedings, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mutual Fund and Annuities and Note 16 to the Consolidated Financial Statements for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

The Partnership’s periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

Included in the quantitative and qualitative disclosures about market risk and in the notes to the financial statements (see Note 1 to the Consolidated Financial Statements), are additional discussions of the Partnership's accounting policies.

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

NEW ACCOUNTING STANDARDS

In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP SFAS 157-3), which clarifies the application of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have any impact on the Partnership's results of operations, cash flows or financial positions for the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted

PART II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement became effective in November 2008.  Adoption of SFAS 162 did not have a material impact on the Consolidated Financial Statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2").  FSP SFAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until January 2009.  The implementation of FSP SFAS 157-2 did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160").  SFAS 160 requires non-controlling interests to be treated as a separate component of equity and not as a liability or other item outside of equity.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, the Partnership will adopt SFAS 160 in 2009 and does not anticipate the adoption will have a material impact on the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences include, but are not limited to, the following:  (1) regulatory actions; (2) litigation, (3) changes in legislation; (4) actions of competitors; (5) changes in technology; (6) a fluctuation or decline in the fair value of securities; (7) changes in interest rates; (8) securities theft; (9) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; and (10) general economic conditions.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and we do not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments.  Various

PART II
Item 7A	Quantitative and Qualitative Disclosures about Market Risk, continued

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets.  At December 31, 2008, amounts receivable from customers were $2.0 billion.  Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules.  Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $30 million.  Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership’s annual net interest income by up to $6 million.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets, customer receivables from margin accounts and overnight investments, which are comprised of cash segregated under federal and other regulations and securities purchased under agreements to resell.  The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.  Overnight investments have earned interest at an average rate of approximately 21 basis points (0.21%) for the two months ended February 27, 2009, and therefore the financial dollar impact of further decline in rates is minimal.

Events over the past several months, including the frozen credit markets and recent failures of a number of large financial services companies, have made the capital markets increasingly volatile.  The Partnership has not been immune to the continued weakening economic conditions and market turmoil as evidenced by the Partnership's weaker financial results during 2008.

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item
Page No.

Management's Report on Internal Control over Financial Reporting	44

Report of Independent Registered Public Accounting Firm	45

Consolidated Statements of Financial Condition as of
December 31, 2008 and 2007	47

Consolidated Statements of Income for the years ended
December 31, 2008, 2007 and 2006	49

Consolidated Statements of Changes in Partnership Capital
Subject to Mandatory Redemption for the years ended
December 31, 2008, 2007 and 2006	50

Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007 and 2006	51

Notes to Consolidated Financial Statements	52

PART II
Item 8.	Financial Statements and Supplementary Data, continued

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of The Jones Financial Companies, L.L.L.P. (the "Partnership"), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership's internal control over financial reporting is a process designed under the supervision of the Partnership's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Partnership's 2008 fiscal year, management conducted an assessment of the effectiveness of the Partnership's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Partnership's internal control over financial reporting as of December 31, 2008 was effective.

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

The Partnership's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2008.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of

PART II
Item 8.	Financial Statements and Supplementary Data, continued

financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2009

PART II
Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	December 31,	December 31,
(Dollars in thousands)	2008	2007

Cash and cash equivalents	$216,645	$326,404

Cash segregated under federal and other regulations	2,221,032	1,671,866

Securities purchased under agreements to resell	1,354,000	595,000

Receivable from:
Customers	1,966,972	1,989,962
Brokers, dealers and clearing organizations	332,349	439,378
Mutual funds, insurance companies, and other	147,808	173,610

Securities owned, at fair value
Inventory securities	50,844	87,524
Investment securities	92,194	136,628

Equipment, property and improvements, at cost,
net of accumulated depreciation	531,374	328,668

Other assets	78,676	75,338

TOTAL ASSETS	$6,991,894	$5,824,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	December 31,	December 31,
(Dollars in thousands)	2008	2007

Payable to:
Customers	$4,651,640	$3,326,854
Brokers, dealers and clearing organizations	40,612	66,469

Securities sold, not yet purchased, at fair value	12,135	5,410

Accrued compensation and employee benefits	324,328	497,135

Accounts payable and accrued expenses	174,672	191,596

Bank loans	43,000	-

Long-term debt	9,092	10,834
	5,255,479	4,098,298

Liabilities subordinated to claims of general creditors	261,100	275,300

Commitments and contingencies (Notes 15 and 16)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,412,695	1,328,342

Reserve for anticipated withdrawals	62,620	122,438

Total partnership capital subject to mandatory redemption	1,475,315	1,450,780

TOTAL LIABILITIES	$6,991,894	$5,824,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands,	For the Years Ended December 31,
except per unit information)	2008	2007	2006
Revenue:
Commissions	$1,586,600	$1,858,187	$1,663,680
Asset fees	1,067,934	1,098,621	877,771
Principal transactions	527,569	384,609	267,038
Account and activity fees	473,088	441,027	378,905
Interest and dividends	188,939	309,357	253,607
Investment banking	52,747	34,723	32,505
Other revenue	(37,842)	20,343	44,249
Total revenue	3,859,035	4,146,867	3,517,755
Interest expense	72,558	80,603	56,218
Net revenue	3,786,477	4,066,264	3,461,537
Operating expenses:
Compensation and benefits	2,345,474	2,493,645	2,088,492
Communications and data processing	322,549	300,574	272,879
Occupancy and equipment	314,614	301,119	273,607
Payroll and other taxes	143,351	140,422	121,976
Advertising	68,120	61,943	55,841
Postage and shipping	57,058	58,023	51,718
Clearance fees	18,574	17,096	18,010
Legal	10,783	11,098	50,711
Other operating expenses	194,145	174,125	137,637
Total operating expenses	3,474,668	3,558,045	3,070,871
Income before allocations to partners	311,809	508,219	390,666
Allocations to partners:
Limited partners	42,236	82,650	34,035
Subordinated limited partners	29,656	44,346	37,885
General partners	239,917	381,223	318,746
Net income	$-	$-	$-

Income before allocations to limited partners
per weighted average $1,000 equivalent
limited partnership unit outstanding	$86.21	$165.92	$161.95
Weighted average $1,000 equivalent
limited partnership units outstanding	489,920	498,132	210,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
Total Partnership Capital subject to
mandatory redemption, January 1, 2006	$234,032	$149,311	$533,028	$916,371
Reserve for anticipated withdrawals	(21,818)	(14,114)	(77,827)	(113,759)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, January 1, 2006	$212,214	$135,197	$455,201	$802,612

Issuance of partnership interests	-	8,270	30,217	38,487
Redemption of partnership interests	(3,882)	(18,336)	(5,554)	(27,772)
Income allocated to partners	34,034	37,885	318,747	390,666
Withdrawals and distributions	(13,096)	(25,513)	(162,005)	(200,614)

Total Partnership Capital subject to
mandatory redemption, December 31, 2006	229,270	137,503	636,606	1,003,379
Reserve for anticipated withdrawals	(20,938)	(12,372)	(62,683)	(95,993)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2006	$208,332	$125,131	$573,923	$907,386

Issuance of partnership interests	293,563	22,408	8,038	324,009
Redemption of partnership interests	(7,409)	(862)	-	(8,271)
Income allocated to partners	82,650	44,346	381,223	508,219
Withdrawals and distributions	(31,937)	(32,890)	(215,736)	(280,563)

Total Partnership Capital subject to
mandatory redemption, December 31, 2007	545,199	158,133	747,448	1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	$494,486	$146,677	$687,179	$1,328,342

Issuance of partnership interests	-	31,438	-	31,438
Redemption of partnership interests	(12,120)	(1,182)	-	(13,302)
Income allocated to partners	42,236	29,656	239,917	311,809
Withdrawals and distributions	(20,554)	(24,276)	(138,142)	(182,972)

Total Partnership Capital subject to
mandatory redemption, December 31, 2008	504,048	182,313	788,954	1,475,315
Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2008	$482,366	$176,933	$753,396	$1,412,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities:
Income before allocations to partners	311,809	508,219	390,666
Depreciation and amortization	89,838	94,451	90,281
Changes in assets and liabilities:
Cash segregated under federal and other regulations	(549,166)	(324,710)	(1,330,347)
Securities purchased under agreements to resell	(759,000)	(180,000)	64,000
Net payable to customers	1,347,776	218,649	1,340,509
Net receivable from brokers, dealers and
clearing organizations	81,172	(106,787)	(100,706)
Receivable from mutual funds, insurance companies
and other	25,802	(31,467)	(21,162)
Receivable from mortgages and loans	-	-	133,997
Securities owned, net	87,839	47,066	(9,379)
Other assets	(3,338)	(2,507)	1,979
Payable to depositors	-	-	(104,411)
Accrued compensation and employee benefits	(172,807)	58,638	84,231
Accounts payable and accrued expenses	(43,444)	(33,085)	(24,073)
Net cash provided by operating activities	416,481	248,467	515,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(266,024)	(112,132)	(84,249)
Net cash used in investing activities	(266,024)	(112,132)	(84,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance/(Repayment) of bank loans	43,000	-	(8,500)
Repayment of Federal Home Loan Bank
advances, net	-	-	(30,544)
Repayment of long-term debt	(1,742)	(3,555)	(9,324)
Repayment of subordinated liabilities	(14,200)	(23,200)	(45,700)
Issuance of partnership interests	31,438	324,009	38,487
Redemption of partnership interests	(13,302)	(8,271)	(27,772)
Withdrawals and distributions from partnership capital	(305,410)	(376,556)	(314,373)
Net cash used in financing activities	(260,216)	(87,573)	(397,726)
Net (decrease) increase in cash and cash equivalents	(109,759)	48,762	33,610
CASH AND CASH EQUIVALENTS,
Beginning of year	326,404	277,642	244,032
End of year	$216,645	$326,404	$277,642
Cash paid for interest	$73,311	$80,935	$57,623
Cash paid for taxes (Note 13)	$3,434	$3,922	$7,851
NON-CASH ACTIVITIES:
Additions of equipment, property and improvements
in accounts payable and accrued expenses	$26,520	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit information)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership's Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the twelve months ended November 30, 2008, 2007 and 2006 because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers primarily serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.  Trust services are offered to Edward Jones customers through Edward Jones Trust Company, a wholly-owned subsidiary of the Partnership.

The Consolidated Financial Statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination.  In the event of a partner’s death, the Partnership must redeem the partner’s capital within six months.  Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s managing partner has the discretion to waive these withdrawal restrictions.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including the liabilities subordinated to claims of general creditors.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

Transaction Risk.  The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers.  The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations.  For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.  Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk.  Additionally, the Partnership's foreign subsidiaries may also have cash deposits in excess of the applicable insured amounts.  The Partnership regularly monitors the credit ratings of these financial institutions in order to mitigate the credit risk that exists with the deposits in excess of insured amounts.

Revenue Recognition.  Customer transactions are recorded on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis.  All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the purchase or sale of securities, insurance products and mutual fund shares.

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  Asset-based revenues related to the Partnership's interest in the Edward Jones Money Market Fund are included in asset fees revenue.

Principal transactions revenue results from the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations, including general obligations and revenue bonds, unit investment trusts, mortgage-backed securities, and certificates of deposit.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees.  It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

Interest and dividend income is earned primarily on margin account balances, cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreement to resell, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership’s underwriting and distribution of securities on behalf of issuers.

The Partnership derived 35% of its total revenue for 2008 and 29% of its total revenue for 2007 from one mutual fund vendor.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnership's results of operations.

Foreign Exchange.  Assets and liabilities denominated in foreign currencies are translated at the exchange rates at the end of the period.  Revenue and expenses denominated in foreign currencies are translated using the weighted average exchange rate for each period.  Foreign

PART II
Item 8.	Financial Statements and Supplementary Data, continued

exchange gains and losses are included in other revenue on the Consolidated Statements of Income.

Fair Value.  Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.

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

Cash Segregated under Federal and Other Regulations.  Cash of $2,175,000 and $1,620,129 was segregated in special reserve bank accounts for the benefit of U.S. customers as of December 31, 2008 and 2007, respectively, under rule 15c3-3 of the Securities and Exchange Commission ("SEC").  Cash of $46,032 and $51,737 was segregated in a special reserve bank account for the benefit of U.K. customers as of December 31, 2008 and 2007, respectively, under rule CASS 7.4.1 of the Financial Services Authority.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

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

Securities Borrowing and Lending Activities.  Securities borrowed and securities loaned transactions are reported as collateralized financings.  Securities borrowed transactions require the Partnership to deposit cash or other collateral with the lender.  In securities loaned transactions, the Partnership receives collateral in the form of cash or other collateral.  Collateral for both securities borrowed and securities loaned is based on 102% of the fair value of the underlying securities loaned.  The Partnership monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned are included in receivable from and payable to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

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

Securities Owned and Sold, Not Yet Purchased. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value.

Equipment, Property and Improvements.  Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of two to twelve years.  Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years.  Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less.  The Partnership's construction in progress assets will be reclassified into the appropriate asset category and begin depreciation at the time the assets are put into service.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts.  The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable.  If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Income Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors.  The Partnership has recorded a liability for the future payments due to financial advisors participating in the non-qualified deferred compensation plan.  As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation and employee benefits expense.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

The Partnership has chosen, at its discretion, to hedge this future liability by purchasing investment securities in an amount similar to the future liability expected to be due in accordance with the plan.  The investment securities are the assets of the Partnership.  The financial advisors are unsecured creditors, and therefore do not have any right or claim against the investment securities.  As the fair value of the investment securities fluctuates, the gains or losses are reflected in other revenue.  Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and change in investment securities are approximately the same, resulting in no net impact on the Partnership's financial results.

Lease Accounting.  The Partnership enters into lease agreements for certain headquarters facilities as well as branch office locations.  The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes.  Income taxes have not been provided for in the Consolidated Financial Statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership and each partner is liable for its own tax payments.  Any subsidiaries' income tax provisions are insignificant (see Note 13).

Reclassification.  Certain prior year balances have been reclassified to conform with the current year presentation.

Partnership Capital Subject to Mandatory Redemption. The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of SFAS No. 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership is obligated to redeem a partner’s capital after a partner’s death, the Statement requires all of the Partnership’s equity capital to be classified as a liability.  Income allocable to limited, subordinated limited and general partners prior to the issuance of SFAS No. 150 was classified in the Partnership's Consolidated Statement of Income as net income.  In accordance with SFAS No. 150, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2008, 2007 and 2006.  The financial statement presentations required to comply with SFAS No. 150 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.  In addition, SFAS No. 150 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

Net income, as defined in the Partnership Agreement, is now equivalent to income before allocations to partners on the Consolidated Statements of Income.  Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement.  First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income.  Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated.  Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas in the Partnership Agreement.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

New Accounting Standards.  In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP SFAS 157-3), which clarifies the application of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have any impact on the Partnership's results of operations, cash flows or financial positions for the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement became effective in November 2008.  Adoption of SFAS 162 did not have a material impact on the Consolidated Financial Statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2").  FSP SFAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until January 2009.  The implementation of FSP SFAS 157-2 did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160").  SFAS 160 requires noncontrolling interests to be treated as a separate component of equity and not as a liability or other item outside of equity.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Accordingly, the Partnership will adopt SFAS 160 in 2009 and does not anticipate the adoption will have a material impact on the Consolidated Financial Statements.

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

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 3 - RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS
AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations are as follows:

	2008	2007
Receivable from carrying broker	$220,275	$361,303
Receivable from money market funds	51,563	47,390
Receivable from clearing organizations	39,874	7,396
Dividends receivable	11,883	10,256
Securities failed to deliver	5,748	7,071
Cash or collateral paid for securities borrowed	275	1,108
Other	2,731	4,854
Total receivable from brokers, dealers
and clearing organizations	$332,349	$439,378

Payable to clearing organizations	$21,689	$17,821
Securities failed to receive	17,521	47,623
Cash or collateral received for securities loaned	79	-
Other	1,323	1,025
Total payable to brokers, dealers
and clearing organizations	$40,612	$66,469

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

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 5 - FAIR VALUE OF SECURITIES

The following table sets forth the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of December 31,
	2008				2007*
In thousands	Level I	Level II	Level III	Total	Total
Securities purchased under
agreements to resell	$1,354,000	$-	$-	$1,354,000	$595,000
Securities owned:
Inventory securities:
Certificate of deposit	$-	$5,255	$-	$5,255	$1,022
U.S. and Canadian government
and U.S. agency obligations	1,200	-	-	1,200	4,800
State and municipal obligations	-	14,933	-	14,933	56,129
Corporate bonds and notes	-	9,269	-	9,269	7,434
Collateralized mortgage obligations	-	1,113	-	1,113	1,731
Equities	18,851	-	-	18,851	15,174
Unit investment trusts	223	-	-	223	1,234
Total inventory securities	$20,274	$30,570	$-	$50,844	$87,524
Investment Securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$22,120	$-	$-	$22,120	$25,114
U.S. and Canadian government
and U.S.agency obligations
held by foreign broker-dealers	14,206	-	-	14,206	24,335
Mutual funds	55,095	-	-	55,095	82,824
Equities	773	-	-	773	4,355
Total investment securities	$92,194	$-	$-	$92,194	$136,628

	Financial Liabilities at Fair Value as of December 31,
	2008				2007*
In thousands	Level I	Level II	Level III	Total	Total
Securities sold, not yet purchased:
Certificate of deposit	$-	$528	$-	$528	$246
U.S. and Canadian government
and U.S. agency obligations	95	-	-	95	1,139
State and municipal obligations	-	542	-	542	200
Corporate bonds and notes	-	5,847	-	5,847	2,629
Collateralized mortgage obligations	-	75	-	75	26
Equities	4,937	-	-	4,937	934
Unit investment trusts	111	-	-	111	236
Total inventory securities	$5,143	$6,992	$-	$12,135	$5,410

* SFAS No. 157 adopted January 1, 2008

PART II
Item 8.	Financial Statements and Supplementary Data, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts.  The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions.  Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts sold was $3,000 and $9,000 at December 31, 2008 and 2007, respectively.  The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements; however, the related mark-to-market adjustments of $46 and $42 are included in the consolidated statement of financial position as of December 31, 2008 and 2007, respectively.

NOTE 6 - EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements are summarized as follows:

	2008	2007
Land	$15,992	$15,706
Buildings and improvements	506,819	403,255
Equipment, furniture and fixtures	773,634	718,112
Construction in progress	118,104	17,797

Total equipment, property and improvements	1,414,549	1,154,870

Accumulated depreciation and amortization	(883,175)	(826,202)

Equipment, property and improvements, net	$531,374	$328,668

In November 2008, the Partnership placed into service a newly constructed office building and related parking garage.  The total amount capitalized related to this building and garage as of December 31, 2008 was $81,705, and is included in the buildings and improvements and equipment, furniture, and fixtures categories.  See Note 15 for the related remaining commitments for this construction.

The Partnership had construction in progress in the amount of $118,104 and $17,797 as of December 31, 2008 and 2007, respectively.  The construction in progress relates to the office buildings and parking garages currently under construction (see Note 15).

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income under Communications and Data Processing, and Occupancy and Equipment.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 7 - BANK LOANS AND LINES OF CREDIT

As of December 31, 2008, Edward Jones had bank lines of credit aggregating $1,165,000 of which $1,065,000 were through uncommitted facilities.  Actual borrowing availability is primarily based on the value of securities owned and customers' margin securities.  There were no borrowings outstanding under these lines as of December 31, 2008 or 2007.  Subsequent to December 31, 2008, the Partnership had bank lines of credit aggregating $945,000 of which $845,000 were through uncommitted facilities.

During the year ended December 31, 2008, Edward Jones had borrowings outstanding for twenty-one days with an average daily outstanding balance over those twenty-one days of $9,914 at an average interest rate of 2.0%.  During the year ended December 31, 2007, Edward Jones had borrowings outstanding for five days with an average daily outstanding balance over those five days of $157,200 at an average interest rate of 5.2%.

In the third quarter of 2008, the Partnership entered into a $120,000 revolving unsecured line of credit which the Partnership is currently using primarily for funding the construction of new buildings and parking garages (see Note 15).  The revolving unsecured line of credit has a final termination date of August 22, 2010.  To the extent that the Partnership obtains permanent financing on its South Campus facility currently under construction, such proceeds must be applied towards the amounts outstanding on the revolving unsecured line of credit if obtained prior the final termination date.  As of December 31, 2008, $43,000 was drawn on the revolving unsecured line of credit to fund the construction projects.  Subsequent to December 31, 2008, an additional $30,000 was drawn on the revolving unsecured line of credit resulting in $73,000 total outstanding on the revolving unsecured line of credit as of March 27, 2009.  Each draw is for a period of up to six months, at which time interest is due and the Partnership has the option to renew the draw.  The weighted average interest rate is 1.5% as of December 31, 2008, and fluctuates with LIBOR.

The line of credit agreement contains restrictions that, among other things, require maintenance of a fixed charge coverage ratio of 1.2 to 1.0 for EDJ Leasing Co., L.P. "Leasing," an affiliate of the Partnership, and minimum capital of $1.1 billion and total indebtedness of less than 50% of total capital at the Partnership, respectively.  The Partnership and Leasing were in compliance with all debt covenants and restrictions as of December 31, 2008.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 8 - LONG-TERM DEBT

Long-term debt is composed of the following:

	2008	2007
Note payable, collateralized by real estate, fixed rate
of 7.28%, principal and interest due in monthly
installments, with a final installment on June 1, 2017	$9,092	$9,838

Note payable, collateralized by real estate, fixed rate
of 8.23%, principal and interest due in monthly
installments, with a final installment on April 1, 2008	-	588

Note payable, collateralized by real estate, fixed rate
of 4.31%, principal and interest due in monthly
installments, with a final installment on April 5, 2008	-	408

	$9,092	$10,834

Scheduled annual principal payments, as of December 31, 2008, are as follows:

Principal
Year	Payment

2009	$802
2010	863
2011	928
2012	997
2013	1,072
Thereafter	4,430

$9,092

The note payable of $9,092 at December 31, 2008 is collateralized by a building with a cost basis of $15,481 and a carrying value of $11,811 at December 31, 2008.

The Partnership has estimated the fair value of the long-term debt to be approximately $7,911 and $11,416 as of December 31, 2008 and 2007, respectively.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 9 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors consist of:

	2008	2007
Capital notes 7.33%, due in annual installments of
$50,000 commencing on June 12, 2010 with a
final installment on June 12, 2014	$250,000	$250,000

Capital notes 7.79%, due in annual installments
of $3,700 commencing on August 15, 2005,
with a final installment of $3,700 on August 15, 2011	11,100	14,800

Capital notes 8.18%, due in annual installments of
$10,500 with a final installment on
September 1, 2008	-	10,500

	$261,100	$275,300

Required annual principal payments, as of December 31, 2008, are as follows:

Year	Principal Payment

2009	$3,700
2010	53,700
2011	53,700
2012	50,000
2013	50,000
Thereafter	50,000

$261,100

The capital note agreements contain restrictions which, among other things, require Edward Jones to maintain certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital.  As of December 31, 2008, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and net capital of $136,906.  Edward Jones was in compliance with all restrictions as of December 31, 2008 and 2007.

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in Edward Jones' computation of net capital under the SEC’s

PART II
Item 8.	Financial Statements and Supplementary Data, continued

Uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $238,000 and $292,000 as of December 31, 2008 and 2007, respectively.

NOTE 10 - PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under “Partnership Capital Subject to Mandatory Redemption” in Note 1, the Partnership's capital has been classified as a liability under SFAS No. 150 as “Partnership capital subject to mandatory redemption.”  The firm’s partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals of $1,412,695 consists of $482,366 of limited partnership capital issued in $1,000 units, $176,933 of subordinated limited partnership capital and $753,396 of general partnership capital as of December 31, 2008.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital which was $36,661, $37,355, and $15,765, for the years ended December 31, 2008, 2007 and 2006, respectively, and is included as a component of Interest Expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership.  Each subordinated limited partner receives a varying percentage of the net income of the Partnership.  The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

NOTE 11 - NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions.  The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.

At December 31, 2008, Edward Jones' net capital of $801,249 was 43.9% of aggregate debit items and its net capital in excess of the minimum required was $764,741.  Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was also 43.9%.  Net capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2008, the Partnership’s foreign broker-dealer subsidiaries and Edward Jones Trust Company were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 12 - OTHER REVENUE

Other revenue of $(37,842) and $20,343 for the years ended December 31, 2008 and 2007, respectively, consists primarily of the change in the fair value of the assets related to the Partnership's non-qualified deferred compensation plan (see Note 1) as well as the foreign currency translation gain or loss.  The change in fair value of the investments related to the non-qualified deferred compensation plan resulted in a loss of $28,400 in 2008, and a gain of $8,000 in 2007.  The translation of the foreign subsidiary financial statements from local currencies to U.S. dollars resulted in a loss of $18,300 in 2008, and a gain of $2,300 in 2007.

Included in other revenue in 2006 is an $8,100 gain from the sale of the banking operations of the Partnership's wholly-owned subsidiary, Boone National Savings and Loan Association, F.A., (the "Association").  The Association made commercial, real estate, and other loans primarily to customers in central Missouri.  In addition, the Association offered trust services to Edward Jones' customers.  During April 2006, the Association, the Partnership and Commerce Bank, N.A. ("Commerce") entered into a Purchase and Assumption Agreement (the "Purchase Agreement") pursuant to which Commerce agreed to acquire substantially all of the assets and assume substantially all of the liabilities of the Association related to its banking business.  With the closing of the Purchase Agreement, the Association is no longer engaged in the business of banking through Boone National Savings and Loan.  The Association was renamed Edward Jones Trust Company and continues the trust business that was conducted by Edward Jones Trust Company, formerly a division of the Association.  Also included in other revenue in 2006 are $6,800 in unrealized gains from the receipt of shares in exchange for the Partnership's New York Stock Exchange ("NYSE") membership as a result of the merger between the NYSE and Archipelago, and a $6,500 gain from the sale of the Partnership's interest in the investment advisor to Federated's Capital Income Fund.

NOTE 13 – INCOME TAXES

The Partnership is treated as such for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of its individual partners.  However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2008 and 2007, the Partnership's tax basis of assets and liabilities exceeds book basis by $192,548 and $256,694, respectively.  The primary difference between financial statement basis and tax basis of assets is related to the timing in deducting prepaid expenses and depreciation expense related to fixed assets.  The primary difference between financial statement basis and tax basis of liabilities is related to the deferral for tax purposes in deducting certain reserves and accrued expenses until they are paid.  Since the Partnership is treated as such for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

The Partnership has accumulated net operating losses with respect to its U.K. subsidiary.  The Partnership has consistently assessed the likelihood as to whether or not the benefit of these net operating losses would be realized based on the amount of evidence available on an annual basis.  The Partnership determined that a full valuation allowance would be required for the future benefit of the carry forward of these losses based on the analysis of this evidence.  Therefore, the net deferred tax asset recorded for net operating losses with respect to this subsidiary is $0 as of December 31, 2008 and 2007.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Partnership maintains profit sharing plans covering all eligible employees.  Contributions to the plans are at the discretion of the Partnership.  Additionally, participants may contribute on a voluntary basis.  Approximately $73,300, $127,100 and $94,600 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15 - COMMITMENTS

The Partnership leases headquarters office space, furniture, computers and communication equipment under various operating leases.  Additionally, branch offices are leased generally for terms of three to five years.  Rent expense, which is recognized on a straight-line basis over the minimum lease term, was $200,000, $202,100, and $188,800 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Partnership's non-cancelable lease commitments greater than one year as of December 31, 2008, are summarized below:

Principal
Year	Payment

2009	$120,941
2010	36,930
2011	24,971
2012	17,266
2013	12,861
Thereafter	76,634

$289,603

Subsequent to December 31, 2008, the Partnership executed an agreement to extend the lease on a headquarters office building.  The non-cancelable portion of this lease extension begins February 2010 and ends February 2011 and the related commitments are $3,596 for 2010 and $719 for 2011.

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  The construction activities underway during 2008 included two office buildings and a parking garage on land it owns at its St. Louis, Missouri, North Campus location, a building addition and garage at its St. Louis, Missouri, South Campus location, and a parking garage at its Tempe, Arizona, campus.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of December 31, 2008 and remaining estimated costs:

					Amounts
					Remaining
	Building/			Amounts	to be Paid
	Addition			Paid as of	as of
	Square	Estimated	Executed	December	December
Construction Project	Footage	Costs	Agreements	31, 2008	31, 2008
170 Edward Jones Blvd. &
related garage*	205,000	$83,026	$82,244	$76,229	$6,797

130 Edward Jones Blvd.	370,000	133,397	106,957	54,108	79,289

12555 Manchester addition
and related garage	225,000	138,815	119,920	43,192	95,623

Tempe Campus garage	-	19,960	19,342	11,112	8,848

Total		$375,198	$328,463	$184,641	$190,557

*This building and garage were completed and placed into service in November 2008 (see Note 6).

The amount remaining of $190,577 needed to complete the above construction projects will be financed through either the remaining balance of $47,000 as of March 27, 2009 on the revolving unsecured line of credit, through the Partnership's existing working capital or by obtaining additional financing.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.

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

PART II
Item 8.	Financial Statements and Supplementary Data, continued

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, such as purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements.  Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership’s past conduct if other parties fail to perform, or if certain events occur.  These indemnification provisions will vary based upon the contract.  The Partnership may in turn obtain indemnifications from other parties in certain contracts.  These indemnification provisions are not expected to have a material impact on the Partnership’s results of operations or financial condition.

NOTE 17 - RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment advisor to the Edward Jones Money Market Fund.  The Partnership does not have management responsibility with regard to the advisor.  Approximately 3.3%, 2.7% and 2.3% of the Partnership's revenues were derived from the advisor and the fund during 2008, 2007 and 2006, respectively.

PART II
Item 8.	Financial Statements and Supplementary Data, continued

NOTE 18 - QUARTERLY INFORMATION

(Unaudited)

	2007
	Quarters Ended
	March 30	June 29	September 28	December 31

Total revenue	$992,605	$1,063,887	$1,051,977	$1,038,398
Income before allocations
to partners	114,154	159,460	128,149	106,456
Income before allocations to
partners per weighted
average $1,000 equivalent
limited partnership unit
outstanding	$37.27	$52.06	$41.84	$34.75

	2008
	Quarters Ended
	March 28	June 27	September 26	December 31

Total revenue	$1,026,720	$1,032,638	$947,980	$851,697
Income before allocations
to partners	103,354	98,511	72,824	37,120
Income before allocations to
partners per weighted
average $1,000 equivalent
limited partnership unit
outstanding	$28.58	$27.23	$20.14	$10.26

In accordance with SFAS No. 150, the Partnership presents net income of $0 on its consolidated statement of income.  See Note 1 to the Consolidated Financial Statements for further discussion.

PART II

ITEM 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15e under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation with the participation of its management of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's report on internal control over financial reporting and the report of independent registered public accounting firm are set forth in Part II, Item 8, of this annual report on  Form 10-K.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have individuals associated with it designated as officers or directors.  As of February 27, 2009, the Partnership was composed of 337 general partners, 10,852 limited partners and 206 subordinated limited partners.  Under the terms of the Partnership Agreement, the Managing Partner in said capacity has primary responsibility for administering the Partnership’s business, determining its policies, controlling the management and conduct of the Partnership’s business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership.  The Partnership does not have a formal code of ethics for executives, as it relies on the core values and beliefs of the Partnership as well as the Partnership Agreement.  Subject to the foregoing, the Partnership is managed by its 337 general partners.

The Executive Committee of the Partnership, throughout 2008, was composed of James D. Weddle, Brett A. Campbell, Norman Eaker, Tim Kirley, Steven Novik, Gary Reamey and James A. Tricarico.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.

None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.

The following table is a listing of the names of the Executive Committee, ages, year of becoming an Executive Committee member, year of becoming a general partner and area of responsibility for each as of February 27, 2009.  Effective January 1, 2009, Steven Novik retired as a General Partner and member of the Partnership's Executive Committee.

		Executive		Area of
Name	Age	Committee	Partner	Responsibility
James D. Weddle	55	2005	1984	Managing Partner
Brett A. Campbell	49	2006	1993	Client Solutions
Norman Eaker	52	2005	1984	Firm Administration
Tim Kirley	54	2006	1994	United Kingdom Operations
Gary Reamey	53	2006	1984	Canadian Operations
Dan Timm	50	2009	1998	Branch Development
James A. Tricarico	56	2007	2006	Legal and Compliance

James D. Weddle is a member of the Board of Directors of the Securities Industry & Financial Markets Association.

Brett A. Campbell is a member of the Executive Committee of the Securities Industry & Financial Markets Association Private Client Services Committee.

Norman Eaker is a member of the Board of Directors of the Depository Trust & Clearing Corporation and the Operations Chairman of the Securities Industry & Financial Markets Association.

Gary Reamey is a director for the Investment Industry Association of Canada.

James A. Tricarico is a member of the Executive Committee of the Compliance and Legal Division of the Securities Industry & Financial Markets Association and the Securities Industry & Financial Markets Association General Counsel Committee.

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

Net Income Allocated to General Partners  Each general partner is entitled to participate in the annual net income of the Partnership based upon the respective percentage interest in the Partnership of each partner.  Interests in the Partnership held by each general partner ranged from 0.03% to 2.90% in 2008, 0.03% to 3.0% in 2007 and 0.03% to 3.05% in 2006.  At the discretion of the Managing Partner, the Partnership Agreement provides that, generally, the first eight percent of net income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner.  Thereafter, the remaining net income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.  Net income allocated to general partners is the amount remaining after payment of guaranteed interest and allocation of net income to limited partners.  Subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas in the Partnership Agreement.

In addition to base salary, under the Partnership Agreement, the Managing Partner has the discretion to allocate an additional $1.5 million (in the aggregate) in compensation to general partners.  In 2008, 2007 and 2006, $0.2 million, $0.2 million and $0.3 million, respectively was allocated by the Managing Partner.  None of these amounts were paid to the individuals listed below.

PART III
Item 11. Executive Compensation, continued

The Partnership is not required to have a compensation committee.

The following table identifies the compensation of the firm's Managing Partner ("CEO"), the Principal Financial Officer ("CFO"), and the three other most highly compensated executive officers, based on total compensation in 2008 (including respective shares of profit participation).

Summary Compensation Table

				Net Income
			Deferred	Allocated
			Compen-	to General
	Year	Salaries	sation	Partners	Total

James D. Weddle	2008	$250,000	$7,337	$6,401,001	$6,658,338
CEO	2007	250,000	13,140	10,521,751	10,784,891
	2006	250,000	11,682	9,108,322	9,370,004

Steven Novik	2008	$175,000	$7,337	$4,392,411	$4,574,748
CFO*	2007	175,000	13,140	7,891,313	8,079,453
	2006	175,000	11,682	7,167,204	7,353,886

Gary D. Reamey	2008	$175,000	$7,337	$5,297,380	$5,479,717
General Partner -	2007	175,000	13,140	9,469,575	9,657,715
Canadian Operations	2006	175,000	11,682	8,361,738	8,548,420

Norman Eaker	2008	$175,000	$7,337	$5,187,018	$5,369,355
General Partner -	2007	175,000	13,140	8,417,401	8,605,541
Firm Administration	2006	175,000	11,682	7,167,204	7,353,886

Brett Campbell	2008	$175,000	$7,337	$5,076,656	$5,258,993
General Partner -	2007	175,000	13,140	7,715,951	7,904,091
Client Solutions	2006	175,000	11,682	6,181,714	6,368,396

*Effective January 1, 2009, Kevin Bastien assumed the role of Chief Financial Officer.

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

In connection with outstanding limited and subordinated limited partnership interests (non-voting securities), 287 of the general partners also own limited partnership interests and 43 of the general partners also own subordinated limited partnership interests, as noted in the table below.

As of February 27, 2009:

	Name of	Amount of
	Beneficial	Beneficial	% of
Title of Class	Owner	Owner	Class

	All General Partners
Limited Partnership Interests	as a Group	$45,665,000	10%

Subordinated Limited	All General Partners
Partnership Interests	as a Group	$59,961,457	30%

PART III

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)

	2008	2007
Fees paid by the Partnership:

Audit fees	$2,455	$2,403
Audit-related fees (1)	744	695
Tax fees (2)	942	1,027
All other (3)	-	175

Total fees	$4,141	$4,300

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for tax compliance, consultation on tax matters, and other tax planning and advice.

(3)	All other fees consist primarily of advisory services.

The audit committee pre-approved all audit and non-audit related services in fiscal year 2008 and 2007.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management's Report on Internal Control over Financial Reporting	44

		Report of Independent Registered Public Accounting Firm	45

		Consolidated Statements of Financial Condition as of December 31, 2008 and 2007	47

		Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	49

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2008, 2007 and 2006	50

		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	51

		Notes to Consolidated Financial Statements	52

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2008 and 2007	83

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2008, 2007 and 2006	84

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	85

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	THE JONES FINANCIAL COMPANIES, L.L.L.P.

By (Signature and Title)	/s/ James D. Weddle
James D. Weddle, Chief Executive Officer

Date	March 27, 2009

By (Signature and Title)	/s/ Kevin Bastien
Kevin Bastien, Chief Financial Officer (Principal Accounting Officer)

Date	March 27, 2009

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
FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit Number		Description

3.1	*
Sixteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 12, 2006, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.2	*
Sixteenth Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated as of July 11, 2007, as amended, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on  Form 10-Q  for  the  quarter  ended  June 29, 2007.

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

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, continued

10.5	*
Master Lease Agreement between EDJ Leasing Company and Edward D. Jones & Co., L.P., dated March 9, 1993, and First Amendment to Lease dated March 9, 1994, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1994.

10.6	*
Mortgage Note; Deed of Trust and Security Agreement; Assignment of Leases, Rents and Profits; and Subordination and Attornment Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated April 6, 1994, incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1994

10.7	*
Master Lease Agreement and Addendum by and between Edward D. Jones & Co., L.P. and General Electric Capital Corporated dated April 21, 1994, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 1994

10.8	*
Agreement and Plan of Acquisition between The Jones Financial Companies and Boone National Savings and Loan Association, F.A., incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.9	*
Note Purchase Agreement by Edward D. Jones & Co., L.P. for $75,000,000 aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due September 15, 2011, incorporated herein by reference to the Company's Quarterly Report on   Form 10-Q  for the quarter ended September 24, 1999.

10.10	*
Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., a Missouri Limited Partnership, as Tenant, dated February 3, 2000, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, continued

10.11	*
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

10.12	*
Master Lease Agreement dated as of November 30, 2000 between Atlantic Financial Group, Ltd. (registered to do business in Arizona as AFG Equity, Limited Partnership), as Lessor, and Edward D. Jones & Co., L.P., as Lessee, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.13	*
Master Lease Agreement between Edward D. Jones & Co., L.P. and Fleet Capital Corporation dated as of August 22, 2001, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.14	*
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

10.15	*
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

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, continued

10.17	*
Purchase and Assumption Agreement dated April 4, 2006, among Boone National Savings and Loan Association, F.A., The Jones Financial Companies, L.L.L.P. and Commerce Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 7, 2006.

10.18	*
Stipulation of Settlement of Class Action , dated December 11, 2006 and Amendment to Stipulation of Settlement of Class Action dated July 1, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 28, 2007.

10.19	*	Joint Stipulation of Class Action Settlement and Release dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated October 4, 2007.

10.20	*	Amended Joint Stipulation of Class Action Settlement and Release dated October 4, 2007, incorporate herein by reference to Exhibit 10.2 to the Company's Form 8-K dated October 4, 2007.

10.21	**	Lease Agreement between EDJ Leasing Co., L.P. and Edward D. Jones & Co., L.P., dated April 4, 2008, and First Amendment to Lease dated January 1, 2009.

10.22	**	Lease Agreement between EDJ Leasing Co., L.P. and Edward D. Jones & Co., L.P., dated November 1, 2008.

10.23	**	Amendment to Lease Agreement between Scottrade, Inc. and Edward D. Jones & Co., L.P., dated March 20, 2009.

10.24	**	Third Amendment to Master Lease Agreement between EDJ Leasing Company and Edward D. Jones & Co., L.P., dated April 9, 2008.

10.25	**	Ninth Amendment to Agreements of Lease between EDJ Leasing Company and Edward D. Jones & Co., L.P., dated January 1, 2009.

21	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	*	Delegation of Power of Attorney to Managing Partner contained within Exhibit 3.1

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K, continued

99.1	*
Order Instituting Administrative and Cease and Desist proceedings, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21C of the Securities Exchange Act of 1934, dated December 22, 2004, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 27, 2004.

99.2	*	NASD Letter of Acceptance, Waiver and Consent, dated December 22, 2004, incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K dated December 27, 2004.

99.3	*	NYSE Stipulation of Facts and Consent to Penalty, dated December 22, 2004, incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 27, 2004.

99.4	*	Deferred Consideration Agreement, dated December 22, 2004, incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K dated December 27, 2004.

99.5	*	Class Action Settlement Agreement, dated August 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K dated August 31, 2006.

*     Incorporated by reference to previously filed exhibits.
**   Filed herewith.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in thousands)	2008	2007

ASSETS:

Cash and cash equivalents	$4,343	$8,884

Securities purchased under agreements to resell	-	91,000

Investment in subsidiaries	1,464,235	1,351,545

Other assets	6,930	5,876

TOTAL ASSETS	$1,475,508	$1,457,305

LIABILITIES

Payable to limited partners, accounts payable
and accrued expenses	$193	$6,525

Partnership capital subject to mandatory
redemption	1,475,315	1,450,780

TOTAL LIABILITIES	$1,475,508	$1,457,305

These financial statements should be read in conjunction with the notes to the
Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

		Years Ended
(Dollars in thousands)	December 31,	December 31,	December 31,
	2008	2007	2006

NET REVENUE
Subsidiary earnings	$311,206	$499,416	$396,554
Management fee income	63,280	61,628	36,007
Other	1,128	9,030	(359)

Total revenue	375,614	570,074	432,202
Interest expense	36,665	37,364	15,753

Net revenue	338,949	532,710	416,449

OPERATING EXPENSES
Compensation and benefits	26,837	24,566	20,455
Payroll and other taxes	249	(96)	85
Other operating expenses	54	21	5,243

Total operating expenses	27,140	24,491	25,783

INCOME BEFORE ALLOCATIONS
TO PARTNERS	$311,809	$508,219	$390,666

Allocations to partners	(311,809)	(508,219)	(390,666)

NET INCOME	$-	$-	$-

These financial statements should be read in conjunction with the notes to the
Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

		Years Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$-	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities -
Income before allocations to partners	311,809	508,219	390,666
Decrease (increase) in securities
purchased under agreements to resell	91,000	(91,000)	-
Increase in investment in subsidiaries	(112,690)	(350,790)	(95,293)
(Increase) decrease in other assets
and liabilities, net	(7,386)	1,666	6,011
Net cash provided by operating activities	282,733	68,095	301,384

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	31,438	324,009	38,487
Redemption of partnership interests	(13,302)	(8,271)	(27,772)
Withdrawals and distributions from
partnership capital	(305,410)	(376,556)	(314,373)

Net cash used in financing activities	(287,274)	(60,818)	(303,658)

Net (decrease) increase in cash and
cash equivalents	(4,541)	7,277	(2,274)

CASH AND CASH EQUIVALENTS,

Beginning of year	8,884	1,607	3,881

End of year	$4,343	$8,884	$1,607

These financial statements should be read in conjunction with the notes to the
Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.