Form 10-Q
period 2009-03-27
JONES FINANCIAL COMPANIES LP LLP
filed 2009-05-08
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q
(Mark One)
[ X ]                                                                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

THE JONES FINANCIAL COMPANIES, L.L.L.P.

INDEX

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Income	5
	Consolidated Statements of Changes in Partnership Capital Subject to
	Mandatory Redemption	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	(Unaudited)
	March 27,	December 31,
(Dollars in thousands)	2009	2008

Cash and cash equivalents	$225,140	$216,645

Cash segregated under federal and other regulations	2,443,973	2,221,032

Securities purchased under agreements to resell	438,761	1,354,000

Receivable from:
Customers	1,837,103	1,966,972
Brokers, dealers and clearing organizations	309,015	332,349
Mutual funds, insurance companies, and other	128,771	147,808

Securities owned, at fair value
Inventory securities	132,197	50,844
Investment securities	75,526	92,194

Equipment, property and improvements, at cost,
net of accumulated depreciation	569,871	531,374

Other assets	73,435	78,676

TOTAL ASSETS	$6,233,792	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	March 27,	December 31,
(Dollars in thousands)	2009	2008

Payable to:
Customers	$3,886,438	$4,651,640
Brokers, dealers and clearing organizations	109,979	40,612

Securities sold, not yet purchased, at fair value	11,986	12,135

Accrued compensation and employee benefits	251,807	324,328

Accounts payable and accrued expenses	167,598	174,672

Bank loans	73,000	43,000

Long-term debt	8,897	9,092
	4,509,705	5,255,479

Liabilities subordinated to claims of general creditors	261,100	261,100

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,435,435	1,412,695

Reserve for anticipated withdrawals	27,552	62,620
Total partnership capital subject to mandatory redemption	1,462,987	1,475,315

TOTAL LIABILITIES	$6,233,792	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(Dollars in thousands,	March 27,	March 28,
except per unit information)	2009	2008
Revenue:
Trade revenue
Commissions	$320,777	$437,152
Principal transactions	125,810	124,102
Investment banking	18,237	11,899
Fee revenue
Asset fees	203,972	282,262
Account and activity fees	119,594	117,434
Interest and dividends	25,272	58,553
Other revenue	(2,853)	(4,682)
Total revenue	810,809	1,026,720
Interest expense	14,904	19,535
Net revenue	795,905	1,007,185
Operating expenses:
Compensation and benefits	495,138	619,292
Occupancy and equipment	81,551	76,212
Communications and data processing	74,267	78,120
Payroll and other taxes	37,517	43,619
Advertising	15,097	18,705
Postage and shipping	11,359	13,892
Clearance fees	3,727	3,223
Other operating expenses	41,003	50,768
Total operating expenses	759,659	903,831
Income before allocations to partners	36,246	103,354
Allocations to partners:
Limited partners	4,374	14,091
Subordinated limited partners	3,689	10,092
General partners	28,183	79,171
Net income	$-	$-

Income before allocations to limited partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$9.14	$28.58
Weighted average $1,000 equivalent
limited partnership units outstanding	478,556	493,037

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008

 (Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342

Issuance of partnership interests	-	31,945	-	31,945
Redemption of partnership interests	(2,260)	(1,124)	-	(3,384)
Income allocated to partners	14,091	10,092	79,171	103,354
Withdrawals and distributions	(23)	(378)	(2,734)	(3,135)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 28, 2008	506,294	187,212	763,616	1,457,122
Reserve for anticipated withdrawals	(14,068)	(9,713)	(54,588)	(78,369)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, March 28, 2008	$492,226	$177,499	$709,028	$1,378,753

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2008	$504,048	$182,313	$788,954	$1,475,315
Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2008	482,366	176,933	753,396	1,412,695

Issuance of partnership interests	-	23,484	-	23,484
Redemption of partnership interests	(5,903)	(2,618)	-	(8,521)
Income allocated to partners	4,374	3,689	28,183	36,246
Withdrawals and distributions	(7)	(114)	(796)	(917)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 27, 2009	480,830	201,374	780,783	1,462,987
Reserve for anticipated withdrawals	(4,367)	(3,575)	(19,610)	(27,552)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, March 27, 2009	$476,463	$197,799	$761,173	$1,435,435

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27,	March 28,
(Dollars in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities
Income before allocations to partners	36,246	103,354
Depreciation	23,286	21,392
Changes in assets and liabilities:
Cash segregated under federal and other regulations	(222,941)	8,015
Securities purchased under agreements to resell	915,239	(218,000)
Net payable to customers	(635,333)	313,464
Net receivable to brokers, dealers and
clearing organizations	92,701	(20,716)
Receivable from mutual funds, insurance companies
and other	19,037	(572)
Securities owned, net	(64,834)	16,174
Other assets	5,241	990
Accrued compensation and employee benefits	(72,521)	(150,116)
Accounts payable and accrued expenses	1,147	(11,941)
Net cash provided by operating activities	97,268	62,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(70,004)	(31,577)
Net cash used in investing activities	(70,004)	(31,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	30,000	-
Repayment of long-term debt	(195)	(926)
Issuance of partnership interests	23,484	31,945
Redemption of partnership interests	(8,521)	(3,384)
Withdrawals and distributions from partnership capital	(63,537)	(125,573)
Net cash used in financing activities	(18,769)	(97,938)
Net increase (decrease) in cash and cash equivalents	8,495	(67,471)
CASH AND CASH EQUIVALENTS:
Beginning of period	216,645	326,404
End of period	$225,140	$258,933

Cash paid for interest	$10,575	$15,429

Cash paid for taxes	$285	$293

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements
in accounts payable and accrued expenses	$18,299	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

The Partnership's Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the three months ended February 28, 2009 and February 29, 2008 because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business by selling listed and unlisted securities and insurance products, providing investment banking services, engaging in principal transactions, serving as a distributor of mutual fund shares, providing services related to assets held on the behalf of its customers, and providing account services.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers, dealers, clearing organizations, depositories and banks.  Edward Jones offers trust services to its customers through Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership.

The Consolidated Financial Statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination.  In the event of a partner’s death, the Partnership must redeem the partner’s capital within six months.  Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s managing partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital to the partners.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including any current or future Partnership liabilities subordinated to claims of general creditors.

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

The results of operations for the three months ended March 27, 2009 and March 28, 2008 are not necessarily indicative of the results to be expected for the full year.  These Consolidated Financial Statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition.  The Partnership records customer transactions on a settlement date basis, and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis.  All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the purchase or sale of securities, insurance products and mutual fund shares.

Asset fees revenue consists primarily of service fees and revenue received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  Asset-based revenues related to the Partnership’s interest in the Edward Jones Money Market Fund are included in asset fees revenue.

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations, U.S. Government obligations (including general obligations and revenue bonds), unit investment trusts, mortgage-backed securities and certificates of deposit.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees.  It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

Interest and dividend income is earned primarily on margin account balances, cash and cash equivalents, cash segregated under federal and other regulations, securities purchased under agreements to resell, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership’s underwriting and distribution of securities on behalf of issuers.

The Partnership derived 35% of its total revenue for the three months ended March 27, 2009 and 32% of its total revenue for the three months ended March 28, 2008 from one mutual fund vendor.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnership's results of operations.

FAIR VALUE OF SECURITIES

Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.

The Partnership's assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the period.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

The following tables set forth the Partnership's financial instruments measured at fair value as of March 27, 2009 and December 31, 2008:

	Financial Assets at Fair Value as of
	March 27, 2009
In thousands	Level I	Level II	Level III	Total
Securities purchased under
agreements to resell	$438,761	$-	$-	$438,761
Securities owned:
Inventory securities:
Certificate of deposit	$-	$9,856	$-	$9,856
U.S. and Canadian government
and U.S. agency obligations	2,649	-	-	2,649
State and municipal obligations	-	89,838	-	89,838
Corporate bonds and notes	-	14,585	-	14,585
Collateralized mortgage obligations	-	1,311	-	1,311
Equities	13,780	-	-	13,780
Unit investment trusts	178	-	-	178
Total inventory securities	$16,607	$115,590	$-	$132,197
Investment Securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$11,924	$-	$-	$11,924
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	14,084	-	-	14,084
Mutual funds	48,979	-	-	48,979
Equities	539	-	-	539
Total investment securities	$75,526	$-	$-	$75,526

	Financial Liabilities at Fair Value as of
	March 27, 2009
In thousands	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificate of deposit	$-	$1,202	$-	$1,202
U.S. and Canadian government
and U.S. agency obligations	193	-	-	193
State and municipal obligations	-	259	-	259
Corporate bonds and notes	-	8,020	-	8,020
Collateralized mortgage obligations	-	22	-	22
Equities	2,244	-	-	2,244
Unit investment trusts	46	-	-	46
Total inventory securities	$2,483	$9,503	$-	$11,986

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2008
In thousands	Level I	Level II	Level III	Total
Securities purchased under
agreements to resell	$1,354,000	$-	$-	$1,354,000
Securities owned:
Inventory securities:
Certificate of deposit	$-	$5,255	$-	$5,255
U.S. and Canadian government
and U.S. agency obligations	1,200	-	-	1,200
State and municipal obligations	-	14,933	-	14,933
Corporate bonds and notes	-	9,269	-	9,269
Collateralized mortgage obligations	-	1,113	-	1,113
Equities	18,851	-	-	18,851
Unit investment trusts	223	-	-	223
Total inventory securities	$20,274	$30,570	$-	$50,844
Investment Securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$22,120	$-	$-	$22,120
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	14,206	-	-	14,206
Mutual funds	55,095	-	-	55,095
Equities	773	-	-	773
Total investment securities	$92,194	$-	$-	$92,194

	Financial Liabilities at Fair Value as of
	December 31, 2008
In thousands	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificate of deposit	$-	$528	$-	$528
U.S. and Canadian government
and U.S. agency obligations	95	-	-	95
State and municipal obligations	-	542	-	542
Corporate bonds and notes	-	5,847	-	5,847
Collateralized mortgage obligations	-	75	-	75
Equities	4,937	-	-	4,937
Unit investment trusts	111	-	-	111
Total inventory securities	$5,143	$6,992	$-	$12,135

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts.  The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions.  Futures contracts are settled daily, and the related gain or loss is recognized in principal transactions revenue.  The notional amount of futures contracts sold was $7,000 and $3,000 at March 27, 2009 and December 31, 2008, respectively.  The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements.

BANK LOANS AND LINES OF CREDIT

As of March 27, 2009, the Partnership had lines of credit in place totaling $945,000 ($745,000 of which was through uncommitted secured lines of credit, $100,000 of which was through uncommitted unsecured lines of credit and $100,000 of which was through committed lines).  Subsequent to March 27, 2009, one bank with a $150,000 line of credit will no longer confirm uncommitted lines of credit due to its more conservative lending practices to financial institutions based upon the current credit market environment.  In addition, the Partnership chose to cancel another $50,000 line of credit due to a newly imposed availability fee.  As a result, the Partnership's bank lines of credit have decreased to $745,000, of which $645,000 is through uncommitted facilities.  Due to the tightening credit environment and the uncommitted nature of these credit facilities, the lines of credit are subject to change and the Partnership cannot assume that these lines of credit will not decrease further.

Actual borrowing availability on the secured lines is based on customers' margin securities which serve as collateral on loans.  There were no amounts outstanding on these lines of credit at March 27, 2009 or March 28, 2008.  In addition, the Partnership did not borrow against these lines of credit during the first quarters of 2009 and 2008.

In 2008, the Partnership entered into a $120,000 revolving unsecured line of credit which the Partnership used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent that the Partnership obtains permanent financing on its South Campus facility prior to this maturity date, such proceeds from this financing must be applied towards the amounts outstanding on the revolving unsecured line of credit.  Further, any financing obtained on the South Campus facility will not reduce the total availability of the revolving unsecured line of credit.  As of March 27, 2009, $73,000 was drawn on the revolving unsecured line of credit (of which $30,000 was drawn in the first quarter of 2009) to fund the construction projects.  There have been no additional borrowings on this revolving unsecured line of credit as of May 8, 2009.  Each draw is for a period of up to six months, at which time interest is due and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $120,000.  The weighted average interest rate is 1.3% as of March 27, 2009, and fluctuates with LIBOR.

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Financial Accounting Standards Board ("FASB") SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") established standards for classifying and measuring certain financial instruments with

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

characteristics of both liabilities and equity.  Under the provisions of SFAS 150, the obligation to redeem a partner’s capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, the Statement requires all of the Partnership’s equity capital be classified as a liability.  Income allocable to limited, subordinated limited and general partners prior to the issuance of SFAS 150 was classified in the Partnership's Consolidated Statement of Income as net income.  In accordance with SFAS 150, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three month periods ended March 27, 2009 and March 28, 2008.  The financial statement presentations required to comply with SFAS 150 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.  In addition, SFAS 150 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income.  Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement.  First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income.  Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated.  Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas in the Partnership Agreement.

The partnership capital subject to mandatory redemption, net of the reserve for anticipated withdrawals, of $1,435,435 consists of $476,463 of limited partnership capital issued in $1,000 units, $197,799 of subordinated limited partnership capital and $761,173 of general partnership capital as of March 27, 2009.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital, which was $8,975 and $9,246 for the three months ended March 27, 2009 and March 28, 2008, respectively, and is included as a component of Interest Expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership.  Each subordinated limited partner receives a varying percentage of the net income of the Partnership.  The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by the rule, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions.  The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

Securities and Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.

At March 27, 2009, Edward Jones' Net Capital of $812.0 was 46.7% of aggregate debit items and its net capital in excess of the minimum required was $777.2.  Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 46.5%.  Net capital and the related capital percentages may fluctuate on a daily basis.

At March 27, 2009, the Partnership's foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.  The United Kingdom ("U.K.") subsidiary of Edward Jones is subject to an ongoing Financial Services Authority ("FSA") supervisory review of its Internal Capital Adequacy Assessment Process, which establishes a measure of required capital for its business operations.  At this time the Partnership cannot determine the amount of additional regulatory capital, if any, that may be requested by the FSA.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

COMMITMENTS

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  The construction activities underway during 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its St. Louis, Missouri, South Campus location, and a parking garage at its Tempe, Arizona campus.  The costs related to these construction activities are included in construction in process, which is reflected in the equipment, property and improvements line item on the Consolidated Statement of Financial Condition.  The Partnership had $160,863 and $118,104 in construction in progress as of March 27, 2009 and December 31, 2008, respectively.

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of March 27, 2009 and remaining estimated costs.

					Amounts
					Remaining
	Building/			Amounts	to be Paid
	Addition			Paid as of	as of
	Square	Estimated	Executed	March 27,	March 27,
Construction Project	Footage	Costs	Agreements	2009	2009
170 Edward Jones Blvd. &
related garage (North Campus)*	205,000	$83,541	$83,302	$83,220	$321

130 Edward Jones Blvd.
(North Campus)	370,000	129,147	109,187	76,234	52,913

12555 Manchester addition and
related garage (South Campus)	225,000	137,651	118,748	63,233	74,418

Tempe Campus garage		19,960	19,690	13,851	6,109

Total		$370,299	$330,927	$236,538	$133,761

*This building and garage were completed and placed into service in November 2008.

The total estimated amount remaining of $133,761 needed to complete the above construction projects will be financed by the remaining undrawn balance of $47,000 as of May 8, 2009 on the $120,000 revolving unsecured line of credit (which matures August 2010), as well as the Partnership's existing working capital.  In addition, the Partnership plans to obtain additional financing.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.  The Partnership anticipates the estimated amounts remaining to be paid of $133,761 will be incurred and paid throughout 2009 and the first quarter of 2010.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue).  In the Partnership’s Consolidated Statements of Income, trade revenue is composed of revenues from commissions, principal transactions and investment banking.  Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense) and other revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008

For the first three months of 2009, net revenue decreased 21% ($211.3 million) to $795.9 million, and income before allocations to partners decreased 65% ($67.1 million) to $36.2 million.  The Partnership's profit margin based on income before allocations to partners decreased to 4.5% in 2009, from 10.1% in 2008.  The Partnership’s decrease in net revenues was primarily due to reduced trade revenue, net interest income, and asset fees, partially offset by increases in account and activity fee revenue and other revenue.  For further details on these fluctuations, see discussion in the Trade Revenue and Net Fee Revenue sections below.  Operating expenses decreased due primarily to a decrease in financial advisor compensation (due to reduced trade revenue and reduced asset fees) and in variable compensation (due to reduced net income and reduced profit margin), which was partially offset by costs associated with the continued expansion and enhancement of the Partnership's branch office network.  The Partnership added 866 financial advisors during the twelve months ended March 27, 2009, ending the current quarter with 12,264 financial advisors, an increase of 8% from 11,398 as of March 28, 2008.

Trade Revenue

Trade revenue comprised 58% and 57% of net revenue for the first quarters of 2009 and 2008, respectively.  Conversely, net fee revenue comprised 42% and 43% for the first quarters of 2009 and 2008, respectively.

Trade revenue of $464.8 million, which consists of revenue from commissions, principal transactions and investment banking, decreased 19% ($108.3 million) during the first quarter of 2009.  The decrease in trade revenue was due to a decrease in customer dollars invested (the principal amount of customer's buy and sell transactions generating a commission) and one less business day in the first quarter of 2009, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $22.0 billion during the first quarter of 2009, a 21% ($5.8 billion) decrease from the first quarter of 2008.  The Partnership's margin earned on each $1,000 invested increased to $21.10 for the first quarter of 2009 from $20.70 for the first quarter of 2008.

Commissions revenue decreased 27% ($116.4 million) for the first quarter of 2009 to $320.8 million.  This quarter over quarter decrease was primarily due to a 28% ($4.8 billion) decrease in customer dollars invested in commission generating transactions to $12.4 billion.  The Partnership's margin earned on commission generating transactions on each $1,000 invested increased to $25.90 during the first quarter of 2009 from $25.40 during the first quarter of 2008 primarily due to increases in margins earned on equity products.  Underlying the decrease in commissions revenues in the first quarter of 2009, mutual fund commissions

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

decreased 40% ($117.7 million) and equities commissions decreased 6% ($4.9 million).  Partially offsetting the decline in commission revenue were increased insurance commissions of 9% ($6.2 million).

The following table summarizes commissions revenue quarter over quarter:

	Three months ended (in millions)
	March 27,	March 28,	$	%
	2009	2008	Change	Change
Mutual funds	$174.0	$291.7	$(117.7)	(40)
Insurance	74.6	68.4	6.2	9
Equities	72.1	77.0	(4.9)	(6)
Corporate bonds	0.1	0.1	-	-
	$320.8	$437.2	$(116.4)	(27)

Principal transactions revenue increased 1% ($1.7 million) to $125.8 million during the first quarter of 2009.  Customers invested $9.0 billion in principal transaction products in the first quarter of 2009 compared to $10.1 billion in the first quarter of 2008.  The Partnership’s margin earned on principal transaction products on each $1,000 invested increased to $13.90 during the first quarter of 2009 from $12.50 during the first quarter of 2008 primarily due to a shift into higher margin, tax-free fixed income products from lower margin certificates of deposit and taxable fixed income products.  In the first quarter of 2009, revenue from municipal bonds increased 22% ($13.6 million), certificates of deposit increased 32% ($2.4 million) and unit investment trusts increased 76% ($3.2 million), while corporate bonds decreased 41% ($16.6 million), government bonds decreased 4% ($0.2 million) and collateralized mortgage obligations decreased 18% ($0.7 million).  The increase in municipal bond revenue is due to the attractive yields on municipal bonds versus their historic yields relative to treasury securities.  The increase in certificates of deposit revenue is primarily due to the uncertainty in the securities markets in 2008 and the first quarter of 2009 and customers seeking shorter-term fixed income investments as a result.  Unit investment trusts revenue increased due to an increase in the sales of municipal unit investments trusts related to the attractive tax-free yields in the current market.  Corporate bond revenue decreased as a result of reduced activity due to the current interest rate and market environment.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes principal transaction revenue quarter over quarter:

	Three months ended (in millions)
	March 27,	March 28,	$	%
	2009	2008	Change	Change
Municipal bonds	$75.8	$62.2	$13.6	22
Corporate bonds	23.9	40.5	(16.6)	(41)
Certificates of deposit	10.0	7.6	2.4	32
Government bonds	5.4	5.6	(0.2)	(4)
Collateralized mortgage obligations	3.3	4.0	(0.7)	(18)
Unit investment trusts	7.4	4.2	3.2	76
	$125.8	$124.1	$1.7	1

Investment banking revenue increased 53% ($6.3 million) during the first quarter of 2009 to $18.2 million, due primarily to an increase in municipal and corporate tax exempt offerings in the current year.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 24% ($103.0 million) to $331.1 million during the first quarter of 2009.

Asset fees decreased 28% ($78.3 million) to $204.0 million due primarily to a decrease in customers' mutual fund assets held, partially offset by an increase in the Advisory Solutions program revenue.  The Advisory Solutions program provides investment advisory services to its customers for a monthly fee based upon their monthly asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds and was first offered by the Partnership in June 2008.  Average customer mutual fund assets held decreased 34% ($95.5 billion) to $185.7 billion in the first quarter of 2009 compared to $281.2 billion in the first quarter of 2008.  Average customer money market assets decreased 5% ($1.1 billion) to $22.7 billion in the first quarter of 2009 compared to $23.8 billion in the first quarter of 2008.  Insurance assets decreased 24% ($9.7 billion) to $31.2 billion in the first quarter of 2009 compared to $40.9 billion in the first quarter of 2008.  The revenue from the Advisory Solutions program was $14.1 million for the first quarter of 2009 as compared to $0 last year, as it was a new program in June 2008.  The values of customer assets in the program were $5.8 billion as of March 27, 2009.

As a 49.5% owner of Passport Research Limited, the investment advisor to money market funds made available to Edward Jones customers, the Partnership participates in the income of the investment advisor.  Due to the current low interest rate environment, the investment advisor has voluntarily chosen to reduce certain fees charged to the funds and may continue to do so in the future, to a level that will maintain a positive yield on the funds.  Depending upon the overall interest rate environment, the reduction in fees charged to the funds in future periods may be more than the reduction in fees in the first quarter of 2009.  This reduction in fees had no material effect on the first quarter of 2009.

Account and activity fees of $119.6 million increased 2% ($2.2 million) quarter over quarter.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue received from sub-transfer agent services performed for mutual fund companies increased 2% ($1.1 million) to $67.4 million.  The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 3%.  In addition, retirement account fees increased 7% ($2.1 million) to $31.3 million during the first quarter of 2009, due primarily to a 7% increase in the number of retirement accounts.

Net interest and dividend income decreased 73% ($28.7 million) to $10.4 million during the first quarter of 2009 due primarily to a decrease in interest rates.  Interest income from cash segregated under federal and other regulations and securities purchased under agreements to resell decreased 93% ($18.3 million).  The average funds invested in cash segregated under federal and other regulations and securities purchased under agreements to resell during the first quarter of 2009 were $2.9 billion, compared to $2.5 billion in the first quarter of 2008.  The average rate earned on these investments decreased to 0.21% during the first quarter of 2009 from 3.24% during the first quarter of 2008.  The rates earned on these investments trended down throughout 2008 and into the first quarter of 2009 with the most significant declines toward the end of the 2008.  Additionally, interest income from customer loans decreased 34% ($11.1 million) to $22.0 million.  Average customer loan balances in the first quarter of 2009 decreased 3% ($51.4 million) to $1.9 billion and the average rate earned on customer loan balances decreased due to the decrease in short-term interest rates during the past year to approximately 5.01% during the first quarter of 2009 from 7.17% during the first quarter of 2008.  In addition, interest expense decreased 24% ($4.6 million) to $14.9 million during the first quarter of 2009 due to lower subordinated and long-term debt balances as well as a decrease in customer credit interest expense.

Other revenue increased 39% ($1.8 million) quarter over quarter.  The increase between quarters is primarily attributable to the increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan, offset by foreign currency translation losses.  The investments held related to the non-qualified deferred compensation plan had a loss in their fair value of $3.0 million through March 27, 2009, versus a loss of $6.7 million in the same period last year, resulting in a $3.7 million increase in revenue between the comparable quarters.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, resulting in no impact to the Partnership's financial results.  The translation of all the Partnership's foreign subsidiary financial statements from local currencies to dollars resulted in a $1.8 million loss during the first quarter of 2009 compared to a $0.1 million loss in the first quarter of 2008.

Operating expenses decreased 16% ($144.2 million) to $759.7 million during the first quarter of 2009.  Compensation and benefits costs decreased 20% ($124.2 million) to $495.1 million.  Within compensation and benefits costs, financial advisor compensation decreased 21% ($70.0 million) due to decreased trade revenues and service fees, while financial advisor salary and subsidy increased 7% ($2.6 million) due to an increased number of new financial advisors participating in new advisor compensation programs.  Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin, decreased 88% ($66.2 million).  Headquarters salary and benefit expense increased 8% ($6.2 million) to $82.4 million in the first quarter of 2009.  Branch salary and benefit expense increased 4% ($4.0 million) to $104.8 million.  Salary and benefit costs for existing and additional personnel increased as the

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership grew its financial advisor network.  On a full time equivalent basis, the Partnership had 5,154 headquarters associates and 12,141 branch staff associates as of March 27, 2009, compared to 5,007 headquarters associates and 11,456 branch staff associates as of March 28, 2008.

All other operating expenses decreased 7% ($20.0 million) to $264.5 million during the first quarter of 2009 due primarily to the Partnership's focus on reducing operating costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 27, 2009 AND DECEMBER 31, 2008

Events over the past several months, including the frozen credit markets, market volatility and the reluctance of individual investors to purchase securities have impacted the financial services industry.  The Partnership has not been immune to the continued weakening economic conditions and market turmoil as evidenced by the Partnership's weaker financial results in the first quarter of 2009 as compared to the same period in 2008, which is evident in the previous discussion.  The decline in financial results was first seen in the fourth quarter of 2008.  This discussion compares the first quarter of 2009 to the fourth quarter of 2008 to provide a more current comparison than a year over year comparison.

Total revenue decreased 5% ($40.9 million) in the first quarter of 2009 to $810.8 million as compared to $851.7 million in the fourth quarter of 2008.  Income before allocations to partners decreased 2% ($0.9 million) in the first quarter of 2009 to $36.2 million as compared to $37.1 million in the fourth quarter of 2008.

Trade revenue of $464.8 million decreased 8% ($37.9 million) from $502.7 million for the fourth quarter of 2008.  The decrease in trade revenue was due to a decrease in customer dollars invested and seven less business days (an 11% decrease) in the first quarter of 2009, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $22.0 billion during the first quarter of 2009, a 20% ($5.6 million) decrease from the fourth quarter of 2008.  The Partnership's margin earned on each $1,000 invested increased to $21.10 for the first quarter of 2009 from $18.30 for the fourth quarter of 2008, primarily due to a shift in product mix to higher margin mutual fund products from certificates of deposit and other fixed income securities.  Net fee revenue of $331.1 million for the first quarter of 2009 remained relatively consistent as compared to $332.0 million for the fourth quarter of 2008.  Operating expenses decreased 5% ($37.9 million) to $759.7 million for the first quarter of 2009 from $797.6 million for the fourth quarter of 2008.  This decrease in operating expenses was due primarily to the Partnership's focus on reducing operating costs.

MUTUAL FUNDS AND ANNUITIES

There are regulatory proposals being considered that could significantly impact the related disclosure and potentially the amount of compensation that broker-dealers derive from mutual funds and annuity products.  The Partnership believes it is likely in the future that broker-dealers will be required to provide more disclosure to their customers with respect to payments received by them from the sales of these products.  It is also possible that such payments may be restricted by law or regulation.  For additional discussion of mutual fund regulatory initiatives, refer to "Item 1A - Risk Factors, Regulatory Initiatives" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership derived 58% of its total revenue from sales and services related to mutual fund and annuity products in the first three months of 2009 and 65% in the first three months of 2008.  The Partnership derived 35% of its total revenue for the first three months of 2009 and 32% for the first three months of 2008 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at March 27, 2009, excluding the reserve for anticipated withdrawals, was $1.4 billion, an increase of $22.7 million from December 31, 2008.  The increase is primarily due to the retention of general partner earnings ($7.8 million) and the issuance of subordinated limited partner interests ($23.5 million), offset by redemption of limited partner and subordinated limited partner interests ($5.9 million and $2.6 million, respectively).  It has been the Partnership's practice to retain approximately 28% of income allocated to General Partners.  For both the first quarters of 2009 and 2008, the Partnership retained 27.6% of income allocated to General Partners.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination.  In the event of a partner’s death, the Partnership must redeem the partner’s capital within six months.  Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s managing partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership's available liquidity and capital.  Factors that could result in an increased level of individual partner capital withdrawal requests could include reduced profitability or potential operating losses of the Partnership or financial needs of the individual partners.  To date, individual partner withdrawal requests as indicated above have not been significant nor have the withdrawal requests had a significant impact on the Partnership's liquidity or capital resources.

At March 27, 2009, the Partnership had $225.1 million in cash and cash equivalents.  In addition, the Partnership had $438.8 million in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $2.4 billion in cash segregated under federal and other regulations, which was not available for general use.  As of March 27, 2009, the Partnership had lines of credit in place totaling $945.0 million ($745.0 million of which was through uncommitted secured lines of credit, $100.0 million of which was through uncommitted unsecured lines of credit and $100.0 million of which was through committed lines).  Subsequent to March 27, 2009, one bank with a $150.0 million line of credit will no longer confirm uncommitted lines of credit due to its more conservative lending practices to financial institutions based upon the current credit market environment.  In addition, the Partnership chose to cancel another $50.0 million line of credit due to a newly imposed

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

availability fee.  As a result, the Partnership's bank lines of credit have decreased to $745.0 million, of which $645.0 million is through uncommitted facilities.  Due to the tightening credit environment and the uncommitted nature of these credit facilities, the lines of credit are subject to change and the Partnership cannot assume that these lines of credit will not decrease further.

Actual borrowing availability on the secured lines is based on customers' margin securities which serve as collateral on loans.  There were no amounts outstanding on these lines of credit at March 27, 2009 or March 28, 2008.  In addition, the Partnership did not borrow against these lines of credit during the first quarters of 2009 and 2008.

In 2008, the Partnership entered into a $120 million revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent that the Partnership obtains permanent financing on its South Campus facility prior to this maturity date, such proceeds from this financing must be applied towards the amounts outstanding on the revolving unsecured line of credit.  Further, any financing obtained on the South Campus facility will not reduce the total availability of the revolving unsecured line of credit.  As of March 27, 2009, $73.0 million was drawn on the revolving unsecured line of credit (of which $30,000 was drawn in the first quarter of 2009) to fund the construction projects.  There have been no additional borrowings on this revolving unsecured line of credit as of May 8, 2009.  Each draw is for a period of up to six months, at which time interest is due and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $120 million.  The weighted average interest rate is 1.3% as of March 27, 2009, and fluctuates with LIBOR.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  The construction activities underway during 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its St. Louis, Missouri, South Campus location, and a parking garage at its Tempe, Arizona, campus.  The costs related to these construction activities are included in construction in process, which is reflected in the equipment, property and improvements line item on the Consolidated Statement of Financial Condition.  The Partnership had $160.9 million and $118.1 million in construction in progress as of March 27, 2009 and December 31, 2008, respectively.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of March 27, 2009 and remaining estimated costs.

(All amounts in thousands)
					Amounts
					Remaining
	Building/			Amounts	to be Paid
	Addition			Paid as of	as of
	Square	Estimated	Executed	March 27,	March 27,
Construction Project	Footage	Costs	Agreements	2009	2009
170 Edward Jones Blvd. &
related garage (North Campus)*	205,000	$83,541	$83,302	$83,220	$321

130 Edward Jones Blvd.
(North Campus)	370,000	129,147	109,187	76,234	52,913

12555 Manchester addition and
related garage (South Campus)	225,000	137,651	118,748	63,233	74,418

Tempe Campus garage		19,960	19,690	13,851	6,109

Total		$370,299	$330,927	$236,538	$133,761

*This building and garage were completed and placed into service in November 2008.

The total estimated amount remaining of $133.8 million needed to complete the above construction projects will be financed by the remaining undrawn balance of $47.0 million as of May 8, 2009 on the $120.0 million revolving unsecured line of credit (which matures August 2010), as well as with the Partnership's existing working capital. In addition, the Partnership plans to obtain additional financing.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.  The Partnership anticipates the estimated amounts remaining to be paid of $133.8 million will be incurred and paid throughout 2009 and the first quarter of 2010.

In the first quarter of 2009, cash and cash equivalents increased $8.5 million to $225.1 million.  Cash provided by operating activities was $97.3 million.  The primary sources of cash provided by operating activities include income before allocations to partners adjusted for depreciation expense, decreases in securities purchased under agreements to resell, net receivable from brokers, dealers and clearing organizations, other assets, receivable from mutual funds, insurance companies and other, and increases in accounts payable and accrued expenses.  These increases to cash and cash equivalents were partially offset by increases in cash segregated under federal and other regulations and securities owned (net), along with decreases in net payable to customers and accrued compensation and employee benefits.  In the first quarter of 2009, cash used in investing activities was $70.0 million consisting of capital expenditures supporting the growth of the Partnership's operations and for the construction of new office space as noted above.  In the first quarter of 2009, cash used in financing activities was $18.8 million, consisting primarily of partnership withdrawals and distributions ($63.5 million), redemption of partnership interests ($8.5 million) and repayment of long-term

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

debt ($0.2 million), offset by the issuance of bank loans ($30.0 million) and the issuance of partnership interests ($23.5 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions.  The net capital rules also provide that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  At March 27, 2009, Edward Jones' net capital of $812.0 million was 46.7% of aggregate debit items and its net capital in excess of the minimum required was $777.2 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was 46.5%.  Net capital and the related capital percentage may fluctuate on a daily basis.

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

The Partnership's growth has historically been financed through the sale of limited partnership interests to its employees and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Partnership further believes that of its significant accounting policies, the following significant accounting policies require estimates that involve a higher degree of judgment and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.”  See Part II, Item 1 − Legal Proceedings, and Part I, Item 2 − Management’s Discussion and Analysis of Financial Condition and Results of Operations − Mutual Funds and Annuities for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

The Partnership’s periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

For additional discussions of the Partnership’s accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash, securities inventories and receivables less liabilities.  Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation.  Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets.  As a result, profitability and capital may be impacted by inflation and inflationary expectations.  Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

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

Some of the factors that might cause differences include, but are not limited to, the following: (1) regulatory actions; (2) litigation; (3) changes in legislation; (4) actions of competitors; (5) changes in technology; (6) fluctuation or decline in the fair value of securities; (7) changes in interest rates; (8) securities theft; (9) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; and (10) general economic conditions.  These forward-looking statements were based on information, plans and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets.  As of March 27, 2009, amounts receivable from customers were $1.8 billion.  Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the rules.  Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point increase in short-term interest rates could increase its annual net interest income by approximately $24.0 million.  Conversely, the Partnership estimates that a 100 basis point decrease in short-term interest rates could decrease the Partnership's annual net interest income by up to $3.0 million.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets, customer receivables from margin accounts and overnight investments, which are comprised of cash segregated under federal and other regulations and securities purchased under agreements to resell.  The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.  Overnight investments have earned interest at an average rate of approximately 21 basis points (0.21%) for the three months ended March 27, 2009, and therefore the financial dollar impact of further decline in rates is minimal.

Events over the past several months, including the frozen credit markets, market volatility and the reluctance of individual investors to purchase securities have impacted the financial services industry.  The Partnership has not been immune to the continued weakening economic conditions and market turmoil as evidenced by the Partnership's weaker financial results in the first quarter of 2009 as compared to the same period in 2008.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

The Wilks v. Edward D. Jones & Co., L.P. arbitration is scheduled for a hearing to begin in the summer, 2009.  All but two individual claims within the Givens, et al. v. Edward D. Jones & Co., L.P. litigation have been settled as of March 9, 2009 for the aggregate sum of $2.5 million.  The remaining two claims are scheduled for a hearing to begin in the late summer, 2009.

For further discussion of legal proceedings, see Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Partnership's Current Report on Form 8-K filed on April 10, 2009.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership's Form 10-K for the fiscal year ended December 31, 2008.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1	*
Sixteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of May 12, 2006, incorporated by reference to Exhibit 3.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.2	*
Sixteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of July 11, 2007, as amended, incorporated herein by reference to Exhibit 3.2 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

3.3	*	Form of Limited Partnership Agreement of Edward D. Jones & Co., L.P., incorporated by reference to Exhibit 2 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*   Incorporated by reference to previously filed exhibits.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

THE JONES FINANCIAL COMPANIES, L.L.L.P.
(Registrant)

Date: May 8, 2009	/s/	James D. Weddle
James D. Weddle, Chief Executive Officer

Date: May 8, 2009	/s/	Kevin D. Bastien
Kevin D. Bastien, Chief Financial Officer
(Principal Accounting Officer)