Form 10-Q
period 2009-06-26
JONES FINANCIAL COMPANIES LP LLP
filed 2009-08-07
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009
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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	(Unaudited)
	June 26,	December 31,
(Dollars in thousands)	2009	2008

Cash and cash equivalents	$356,445	$216,645

Cash segregated under federal and other regulations	2,223,154	2,221,032

Securities purchased under agreements to resell	390,832	1,354,000

Receivable from:
Customers	1,952,737	1,966,972
Brokers, dealers and clearing organizations	192,145	332,349
Mutual funds, insurance companies and other	152,357	147,808

Securities owned, at fair value
Inventory securities	139,083	50,844
Investment securities	92,335	92,194

Equipment, property and improvements, at cost,
net of accumulated depreciation	599,816	531,374

Other assets	81,341	78,676

TOTAL ASSETS	$6,180,245	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	June 26,	December 31,
(Dollars in thousands)	2009	2008

Payable to:
Customers	$3,793,864	$4,651,640
Brokers, dealers and clearing organizations	120,296	40,612

Securities sold, not yet purchased, at fair value	10,165	12,135

Accrued compensation and employee benefits	282,243	324,328

Accounts payable and accrued expenses	159,861	174,672

Bank loans	73,000	43,000

Long-term debt	8,698	9,092
	4,448,127	5,255,479

Liabilities subordinated to claims of general creditors	261,100	261,100

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,440,595	1,412,695

Reserve for anticipated withdrawals	30,423	62,620
Total partnership capital subject to mandatory redemption	1,471,018	1,475,315

TOTAL LIABILITIES	$6,180,245	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 26,	June 27,	June 26,	June 27,
except per unit information)	2009	2008	2009	2008
Revenue:
Trade Revenue
Commissions	$338,560	$436,649	$659,337	$873,801
Principal transactions	119,427	127,128	245,236	251,230
Investment banking	22,441	12,986	40,679	24,885
Fee Revenue
Asset fees	225,803	287,010	429,776	569,272
Account and activity fees	121,793	117,078	241,388	234,512
Interest and dividends	27,745	48,251	53,018	106,805
Other revenue	25,309	3,536	22,453	(1,146)
Total revenue	881,078	1,032,638	1,691,887	2,059,359
Interest expense	14,339	18,475	29,243	38,010
Net revenue	866,739	1,014,163	1,662,644	2,021,349
Operating expenses:
Compensation and benefits	541,712	627,446	1,036,850	1,246,738
Occupancy and equipment	80,477	77,273	162,028	153,485
Communications and data processing	73,683	79,743	147,950	157,863
Payroll and other taxes	35,792	37,834	73,309	81,454
Postage and shipping	12,920	13,920	24,278	27,812
Advertising	11,426	19,041	26,523	37,746
Clearance fees	4,290	5,464	8,017	8,687
Other operating expenses	41,279	54,931	82,283	105,700
Total operating expenses	801,579	915,652	1,561,238	1,819,485

Income before allocations to partners	65,160	98,511	101,406	201,864

Allocations to partners:
Limited partners	7,772	13,357	12,146	27,448
Subordinated limited partners	6,551	9,392	10,240	19,484
General partners	50,837	75,762	79,020	154,932

Net Income	$-	$-	$-	$-

Income before allocations to partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$16.43	$27.23	$25.57	$55.81

Weighted average $1,000 equivalent
limited partnership units outstanding	473,037	490,452	474,941	491,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
SIX MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008
(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, December 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342

Issuance of partnership interests	-	31,437	-	31,437
Redemption of partnership interests	(4,928)	(617)	-	(5,545)
Income allocated to partners	27,448	19,484	154,932	201,864
Withdrawals and distributions	(3,239)	(16,236)	(83,021)	(102,496)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, JUNE 27, 2008	$513,767	$180,745	$759,090	$1,453,602
Reserve for anticipated withdrawals	(24,209)	(3,248)	(29,149)	(56,606)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, June 27, 2008	489,558	177,497	729,941	1,396,996

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2008	$504,048	$182,313	$788,954	$1,475,315
Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2008	482,366	176,933	753,396	1,412,695

Issuance of partnership interests	-	23,984	-	23,984
Redemption of partnership interests	(10,740)	(5,226)	(1,924)	(17,890)
Income allocated to partners	12,146	10,240	79,020	101,406
Withdrawals and distributions	(1,944)	(7,917)	(39,316)	(49,177)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, JUNE 26, 2009	$481,828	$198,014	$791,176	$1,471,018
Reserve for anticipated withdrawals	(10,202)	(2,323)	(17,898)	(30,423)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, June 26, 2009	471,626	195,691	773,278	1,440,595

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26,	June 27,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities -
Income before allocations to partners	101,406	201,864
Depreciation	44,968	43,155
Changes in assets and liabilities:
Cash segregated under federal and other regulations	(2,122)	303,129
Securities purchased under agreements to resell	963,168	(102,000)
Net payable to customers	(843,541)	(80,754)
Net receivable from brokers, dealers and
clearing organizations	219,888	93,142
Receivable from mutual funds, insurance companies
and other	(4,549)	2,011
Securities owned, net	(90,350)	(59,811)
Other assets	(2,665)	(5,476)
Accrued compensation and employee benefits	(42,085)	(145,550)
Accounts payable and accrued expenses	(1,403)	(24,039)
Net cash provided by operating activities	342,715	225,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(126,818)	(85,190)
Net cash used in investing activities	(126,818)	(85,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	30,000	-
Repayment of long-term debt	(394)	(1,362)
Issuance of partnership interests	23,984	31,437
Redemption of partnership interests	(17,890)	(5,545)
Withdrawals and distributions from partnership capital	(111,797)	(224,934)
Net cash used in financing activities	(76,097)	(200,404)

Net increase (decrease) in cash and cash equivalents	139,800	(59,923)

CASH AND CASH EQUIVALENTS:
Beginning of period	216,645	378,141
End of period	$356,445	$318,218

Cash paid for interest	$29,288	$38,126

Cash paid for taxes	$2,421	$2,737

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$13,112	$7,698

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

The Partnership's Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the six months ended May 31, 2009 and 2008 because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers serving individual investors.  Edward Jones primarily derives its revenues from the retail brokerage business by selling listed and unlisted securities and insurance products, providing investment banking services, engaging in principal transactions, serving as a distributor of mutual fund shares, providing services related to assets held on behalf of its customers, and providing account services.  Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom with its customers, various brokers and dealers, clearing organizations, depositories and banks.  Edward Jones offers trust services to its customers through Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership.

The Consolidated Financial Statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.

Under the terms of the Partnership Agreement, the Partnership will redeem a partner’s capital in the event of the partner’s death, resignation or termination.  In the event of the partner’s death, the Partnership must redeem the partner’s capital within six months of death.  Limited partners withdrawing from the Partnership due to termination or resignation must redeem their capital in three equal annual installments beginning the month after their resignation or termination.  However, the capital of general partners resigning or being terminated from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments (beginning the month after their request for withdrawal of contributed capital).  The Partnership’s managing partner has the discretion to waive these withdrawal restrictions and to accelerate the return of capital to the partners.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership, including any current or future Partnership liabilities subordinated to claims of general creditors.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

accruals, which are necessary for a fair presentation of the results of interim operations.  Certain prior period amounts have been reclassified to conform to the current year presentation.

The results of operations for the six months ended June 26, 2009 and June 27, 2008 are not necessarily indicative of the results to be expected for the full year.  The Partnership has evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission ("SEC").  These Consolidated Financial Statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  The Partnership also receives asset fee revenue from its Advisory Solutions and Managed Account Programs, which provide investment advisory services to its customers for a fee based upon their asset values in the program.  Asset-based revenues related to the Partnership’s interest in the advisor (Passport Research Limited) to the Edward Jones Money Market Fund are included in asset fees revenue.

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

The Partnership derived 25% of its total revenue for the six months ended June 26, 2009 and 32% of its total revenue for the six months ended June 27, 2008 from one mutual fund vendor.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnership's results of operations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Recently Issued Accounting Standards.  In April 2009, the Financial Accounting Standards Board ("FASB") issued two Staff Positions ("FSP") that are intended to provide additional application guidance and enhance disclosures about fair value measurements. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods.  These pronouncements were effective beginning April 1, 2009.  Adoption of these pronouncements did not have a material impact on the Partnership's Consolidated Financial Statements.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although this standard is based on the same principles as those that existed in previous accounting standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  Adoption of SFAS 165 did not have a material impact on the Partnership's Consolidated Financial Statements.  See the "Basis of Presentation" section for this new disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168").  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of Generally Accepted Accounting Principles ("GAAP") in the United States of America.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Partnership does not expect adoption to have a material impact on the Partnership's Consolidated Financial Statements.

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

The Partnership's assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS No. 157, Fair Value Measurements, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

The types of assets and liabilities categorized as Level II generally are certificates of deposit, municipal bonds, mortgage and asset backed securities and corporate debt.

Level III – Inputs are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the quarter and six months ended June 26, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following tables set forth the Partnership's financial instruments measured at fair value as of June 26, 2009 and December 31, 2008:

	Financial Assets at Fair Value as of
	June 26, 2009
In thousands	Level I	Level II	Level III	Total
Securities purchased under
agreements to resell	$390,832	$-	$-	$390,832
Securities owned:
Inventory securities:
Certificates of deposit	$-	$4,566	$-	$4,566
U.S. and Canadian government
and U.S. agency obligations	2,556	-	-	2,556
State and municipal obligations	-	92,809	-	92,809
Corporate bonds and notes	-	19,251	-	19,251
Collateralized mortgage obligations	-	831	-	831
Equities	18,831	-	-	18,831
Unit investment trusts	239	-	-	239
Total inventory securities	$21,626	$117,457	$-	$139,083
Investment Securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$11,853	$-	$-	$11,853
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	16,258	-	-	16,258
Municipal bonds	-	6,941	-	6,941
Mutual funds	56,491	-	-	56,491
Equities	792	-	-	792
Total investment securities	$85,394	$6,941	$-	$92,335

	Financial Liabilities at Fair Value as of
	June 26, 2009
In thousands	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificate of deposit	$-	$792	$-	$792
U.S. and Canadian government
and U.S. agency obligations	188	-	-	188
State and municipal obligations	-	283	-	283
Corporate bonds and notes	-	4,812	-	4,812
Collateralized mortgage obligations	-	40	-	40
Equities	3,962	-	-	3,962
Unit investment trusts	88	-	-	88
Total inventory securities	$4,238	$5,927	$-	$10,165

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2008
In thousands	Level I	Level II	Level III	Total
Securities purchased under
agreements to resell	$1,354,000	$-	$-	$1,354,000
Securities owned:
Inventory securities:
Certificates of deposit	$-	$5,255	$-	$5,255
U.S. and Canadian government
and U.S. agency obligations	1,200	-	-	1,200
State and municipal obligations	-	14,933	-	14,933
Corporate bonds and notes	-	9,269	-	9,269
Collateralized mortgage obligations	-	1,113	-	1,113
Equities	18,851	-	-	18,851
Unit investment trusts	223	-	-	223
Total inventory securities	$20,274	$30,570	$-	$50,844
Investment Securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$22,120	$-	$-	$22,120
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	14,206	-	-	14,206
Mutual funds	55,095	-	-	55,095
Equities	773	-	-	773
Total investment securities	$92,194	$-	$-	$92,194

	Financial Liabilities at Fair Value as of
	December 31, 2008
In thousands	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificate of deposit	$-	$528	$-	$528
U.S. and Canadian government
and U.S. agency obligations	95	-	-	95
State and municipal obligations	-	542	-	542
Corporate bonds and notes	-	5,847	-	5,847
Collateralized mortgage obligations	-	75	-	75
Equities	4,937	-	-	4,937
Unit investment trusts	111	-	-	111
Total inventory securities	$5,143	$6,992	$-	$12,135

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts.  The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions.  Futures contracts are settled daily, and the related gain or loss is recognized in principal transactions revenue.  The notional amount of futures contracts sold as of June 26, 2009 and December 31, 2008 were $10,000 and $3,000, respectively.  The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements.

The Partnership estimates the fair value of long-term debt and liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt.  The estimated fair value of long-term debt was approximately $7,164 and $7,911 as of June 26, 2009 and December 31, 2008, respectively.  The estimated fair value of liabilities subordinated to claims of general creditors was approximately $238,533 and $238,000 as of June 26, 2009 and December 31, 2008, respectively.

BANK LOANS AND LINES OF CREDIT

As of June 26, 2009, the Partnership had aggregate bank lines of credit in place totaling $745,000.  These lines of credit are comprised of uncommitted secured lines of credit of $595,000, a committed secured line of $100,000 and a $50,000 uncommitted unsecured line.  The $100,000 committed secured line of credit matures on August 12, 2009 and the Partnership plans to renew all or part of this line of credit.  Subsequent to June 26, 2009, one bank reduced an uncommitted secured $20,000 line of credit to $10,000 due to its anticipated participation in future Partnership borrowings related to the construction projects discussed below.  This decrease reduced the aggregate bank lines of credit to $735,000.  The Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, the Partnership cannot assume that these lines of credit will not decrease further.

Actual borrowing availability on the secured lines is based on customers' margin securities, which serve as collateral on loans.  There were no amounts outstanding on these lines of credit as of June 26, 2009 and June 27, 2008.  In addition, the Partnership did not borrow against these lines of credit during the first six months of 2009 and 2008.

In 2008, the Partnership entered into a $120,000 revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent the Partnership obtains permanent financing on its St. Louis, Missouri South Campus facility ("South Campus") prior to August 22, 2010, the Partnership must apply the proceeds from the financing towards the amounts outstanding on the revolving unsecured line of credit.  However, any financing obtained for the South Campus facility will not reduce the total $120,000 availability under the revolving unsecured line of credit.  As of June 26, 2009, the Partnership has drawn $73,000 on the revolving unsecured line of credit (of which $30,000 was drawn in the first six months of 2009) to fund construction projects.  There have been no additional borrowings on this revolving unsecured line of credit as of August 7, 2009.  Each draw is for a period of up to six months, at which time interest is due, and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

outstanding of $120,000.  The weighted average interest rate was 1.1% as of June 26, 2009, and fluctuates with the London Interbank Offered Rate ("LIBOR").

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of SFAS 150, the obligation to redeem a partner's capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, the Statement requires all of the Partnership’s equity capital be classified as a liability.  Income allocable to limited, subordinated limited and general partners prior to the issuance of SFAS 150 was classified in the Partnership's Consolidated Statement of Income as net income.  In accordance with SFAS 150, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three and six month periods ended June 26, 2009 and June 27, 2008.  The financial statement presentations required to comply with SFAS 150 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.  In addition, SFAS 150 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

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

The partnership capital subject to mandatory redemption, net of the reserve for anticipated withdrawals, of $1,440,595 consists of $471,626 of limited partnership capital issued in $1,000 units, $195,691 of subordinated limited partnership capital and $773,278 of general partnership capital as of June 26, 2009.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on the face amount of their capital, which is included as a component of interest expense.  This return was $8,871 and $9,194 for the three months ended June 26, 2009 and June 27, 2008, respectively, and $17,846 and $18,441 for the six months ended June 26, 2009 and June 27, 2008, respectively.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

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

At June 26, 2009, Edward Jones' Net Capital of $710.6 was 38.4% of aggregate debit items and its net capital in excess of the minimum required was $673.6.  Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 38.2%.  Net capital and the related capital percentages may fluctuate on a daily basis.

At June 26, 2009, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

During the second quarter of 2009, the Financial Services Authority ("FSA") completed a new supervisory review requirement of the Internal Capital Adequacy Assessment Process ("ICAAP") for the United Kingdom ("U.K.") subsidiary of Edward Jones.  This review established an amount of required capital for the Partnership's U.K. subsidiary.  The existing capital of the U.K. subsidiary was already in excess of the increased minimum capital required by the FSA and therefore no additional capital was required to be contributed to the U.K. subsidiary as a result of the ICAAP review.

CONTINGENCIES

In the normal course of business, the Partnership has been named, as a defendant in various legal actions, including arbitrations, class actions and other litigation.  Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  The Partnership is also involved from time to time in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  The Partnership has determined it is likely that an ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters, and as a result, has established appropriate accruals for potential litigation losses.  Based on current knowledge and after consultation with counsel, the Partnership believes the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership’s future operating results for a particular period or periods.

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, such as purchase contracts, service agreements, escrow

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

agreements, sales of assets, outsourcing agreements and leasing arrangements.  Under the provisions of these contracts, the Partnership may indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if such counterparties fail to perform, or if certain events occur.  These indemnification provisions will vary based upon the contract.  The Partnership may in turn obtain indemnifications from other parties in certain contracts.  These indemnification provisions are not expected to have a material impact on the Partnership's results of operations or financial condition.

COMMITMENTS

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  The construction activities underway during 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The parking garage at the Tempe, Arizona campus was completed and placed into service on July 6, 2009.  The costs related to these construction activities are reflected in the construction in progress, which is reflected in the equipment, property and improvements line item on the Consolidated Statement of Financial Condition.  The Partnership had $196,106 and $118,104 in construction in progress as of June 26, 2009 and December 31, 2008, respectively.

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of June 26, 2009 and remaining estimated costs.

					Estimated
					Costs
	Building/			Amounts	Remaining
	Addition			Paid as of	as of
	Square	Estimated	Executed	June 26,	June 26,
Construction Project	Footage	Costs	Agreements	2009	2009
130 Edward Jones Blvd.
(North Campus)	370,000	$129,147	$114,532	$94,732	$34,415

12555 Manchester addition and
related garage (South Campus)	225,000	137,651	118,964	82,535	55,116

Tempe Campus garage		19,960	19,098	16,569	3,391

Total		$286,758	$252,594	$193,836	$92,922

The total estimated amount needed to complete the above construction projects of $92,922 will be financed by the remaining available balance of $47,000, as of August 7, 2009, from the $120,000 revolving unsecured line of credit (which matures August 2010) and the Partnership's existing working capital.  The Partnership plans to obtain additional financing in the future, including the refinancing of the $120.0 million revolving unsecured line of credit.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.  The Partnership anticipates the estimated amounts remaining to be paid of $92,922 will be incurred and paid throughout 2009 and the first quarter of 2010.  Of this amount, the Partnership has recorded $13,112 as accrued expenses in the Consolidated Financial Statements as of June 26, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

In addition to the cost of expanding the home office facilities, the Partnership expects operating expenses to increase as the new facilities are placed into service.

FOREIGN OPERATIONS MATTERS

During the second quarter of 2009, the Partnership's Canadian subsidiary began clearing on its own account.  In this new self-clearing environment, the Partnership no longer relies on National Bank Correspondent Network and National Bank Financial for processing customer transactions and maintaining the related customer books and records.  The Partnership has become the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting, and statements.  Trades are now executed by the Partnership directly with the Toronto Stock Exchange, and the firm has become a member of the Canadian Depository of Securities and FundServ for clearing and settlement of transactions.  In order to support this new self-clearing environment, the Partnership executed agreements with Broadridge Financial Solutions, Inc. to provide the securities processing systems.

As of July 29, 2009, the FSA approved the Partnership's UK subsidiary's request to become a limited license firm.  As a result of the elimination of the firm's fixed income principal trading activities, fixed income trading is being continued by the UK subsidiary on an agency basis.

FINANCIAL SERVICES REGULATORY MATTERS

During the second quarter of 2009, significant financial services industry regulatory reform was proposed by the current presidential administration.  This proposed regulatory reform includes creating a new Consumer Financial Protection Agency, adding new fiduciary standards for broker-dealers, and other provisions that could potentially impact the Partnership's operations.  While this regulatory reform is only proposed, the industry and the Partnership are still assessing the specific impact.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from customers' buy or sell transactions of securities) and net fee revenue (sources other than trade revenue).  In the Partnership’s Consolidated Statements of Income, trade revenue is composed of revenues from commissions, principal transactions and investment banking.  Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense) and other revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

For the second quarter of 2009, net revenue decreased 15% ($147.5 million) to $866.7 million, while income before allocations to partners decreased 34% ($33.3 million) to $65.2 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 7.4% in the second quarter of 2009 from 9.5% in the second quarter of 2008.

The Partnership's decrease in net revenues was primarily due to reduced trade revenue, net interest income and asset fees, which were partially offset by increases in account and activity fee revenue and other revenue.  For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Compensation and benefits expenses decreased primarily due to reduced revenues and reduced Partnership profitability.  Remaining operating expenses (excluding compensation and benefits expenses) decreased primarily due to the Partnership's focus on reducing operating costs, most notably in advertising, travel and entertainment, consulting, supplies and shipping.  The Partnership added 874 financial advisors during the twelve months ended June 26, 2009, ending the current quarter with 12,557 financial advisors, an increase of 7% from 11,683 as of June 27, 2008.

Trade Revenue

Trade revenue comprised 55% and 57% of net revenue for the second quarters of 2009 and 2008, respectively.  Conversely, net fee revenue comprised 45% and 43% for the second quarters of 2009 and 2008, respectively.

Trade revenue of $480.4 million, which consists of revenue from commissions, principal transactions and investment banking, decreased 17% ($96.3 million) during the second quarter of 2009.  The decrease in trade revenue was due to a decrease in customer dollars invested (the principal amount of customers' buy and sell transactions generating a commission) and one less business day in the second quarter of 2009 compared to the second quarter of 2008, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $21.5 billion during the second quarter of 2009, a 28% ($8.2 billion) decrease from the second quarter of 2008.  The Partnership's margin earned on each $1,000 invested increased to $22.30 for the second quarter of 2009 from $19.40 for the second quarter of 2008.

Commissions revenue decreased 22% ($98.0 million) for the second quarter of 2009 to $338.6 million.  This quarter-over-quarter decrease was primarily due to a 25% ($4.4 billion)

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

decrease in customer dollars invested in commission generating transactions to $13.0 billion.  The Partnership's margin earned on commission generating transactions for each $1,000 invested increased to $26.10 during the second quarter of 2009 from $25.00 during the second quarter of 2008.  Underlying the decrease in commissions revenues in the second quarter of 2009, mutual fund commissions decreased 33% ($96.2 million) and insurance commissions decreased 6% ($4.5 million).  Partially offsetting the decline in mutual fund and insurance commission revenue were increased equities commissions of 3% ($2.6 million).

The following table summarizes commissions revenue quarter over quarter:

	Three months ended (in millions)
	June 26,	June 27,	$	%
	2009	2008	Change	Change
Mutual funds	$192.1	$288.3	$(96.2)	(33)
Equities	78.4	75.8	2.6	3
Insurance	67.9	72.4	(4.5)	(6)
Corporate bonds	0.2	0.1	0.1	100
	$338.6	$436.6	$(98.0)	(22)

Principal transactions revenue decreased 6% ($7.7 million) to $119.4 million during the second quarter of 2009.  Customers invested $7.9 billion in products that resulted in principal transactions in the second quarter of 2009, a 33% decrease compared to $11.8 billion in the second quarter of 2008.  The Partnership’s margin earned on these products for each $1,000 invested increased to $15.10 during the second quarter of 2009 from $10.70 during the second quarter of 2008 primarily due to a shift into higher margin, tax-free fixed income products from lower margin certificates of deposit.  Certificates of deposit are the Partnership's lowest margin product averaging $3.20 per thousand invested in the current quarter compared to an average of $2.30 per thousand invested in the second quarter of 2008.  In the second quarter of 2009, revenue from municipal bonds increased 5% ($3.1 million), unit investment trusts increased 214% ($9.2 million) and government bonds increased 49% ($2.4 million), while corporate bonds decreased 40% ($14.3 million), certificates of deposit decreased 44% ($6.6 million) and collateralized mortgage obligations decreased 42% ($1.5 million).  Unit investment trusts revenue increased because of an increase in the sales of municipal unit investments trusts due to the attractive tax-free yields in the current market.  Corporate bonds revenue decreased as a result of reduced activity due to the current interest rate and market environment.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes principal transactions revenue quarter over quarter:

	Three months ended (in millions)
	June 26,	June 27,	$	%
	2009	2008	Change	Change
Municipal bonds	$66.6	$63.5	$3.1	5
Corporate bonds	21.4	35.7	(14.3)	(40)
Unit investment trusts	13.5	4.3	9.2	214
Certificates of deposit	8.5	15.1	(6.6)	(44)
Government bonds	7.3	4.9	2.4	49
Collateralized mortgage obligations	2.1	3.6	(1.5)	(42)
	$119.4	$127.1	$(7.7)	(6)

Investment banking revenue increased 73% ($9.4 million) during the second quarter of 2009 to $22.4 million primarily because of an increase in municipal and corporate tax exempt offerings in the current year.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 12% ($51.1 million) to $386.3 million during the second quarter of 2009.

Asset fees decreased 21% ($61.2 million) to $225.8 million due primarily to a decrease in the market value of customers' mutual fund assets held, partially offset by an increase in Advisory Solutions program revenue.  Average customer mutual fund assets held outside the advisory solutions program decreased $81.0 billion, or 29%, to $200.9 billion in the second quarter of 2009 compared to $281.9 billion in the second quarter of 2008.  Average customer money market assets decreased 6% ($1.3 billion) to $22.0 billion in the second quarter of 2009 compared to $23.3 billion in the second quarter of 2008.  Insurance assets decreased 17% ($6.8 billion) to $34.1 billion in the second quarter of 2009 compared to $40.9 billion in the second quarter of 2008.  These decreases were due to the significant decline in asset values which is a reflection of the decline in the stock market since June 2008.  The Advisory Solutions program, first offered by the Partnership in June 2008, provides investment advisory services to its customers for a monthly fee based upon the customers' monthly asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds.  The revenue from the Advisory Solutions program was $23.5 million for the second quarter of 2009 as compared to $0.2 million for the second quarter of 2008, a $23.3 million increase.  The value of customer assets in the Advisory Solutions program was $9.7 billion as of June 26, 2009.

As a 49.5% limited partner of Passport Research Limited, the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Due to the current low interest rate environment, the investment advisor has voluntarily chosen to reduce certain fees charged to the funds to a level that will maintain a positive yield on the funds and may continue to do so in the future.  This reduction in fees reduced the Partnership's revenue by $10.8 million in the second quarter of 2009.  Depending upon the overall interest rate environment, the reduction in fees charged to

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

the funds in future periods may be more than the reduction in fees in the second quarter of 2009.

Account and activity fees of $121.8 million increased 4% ($4.7 million) quarter over quarter.  Revenue received from sub-transfer agent services performed for mutual fund companies decreased 2% ($1.4 million) to $67.1 million.  In addition, retirement account fees increased 5% ($1.4 million) to $31.5 million during the first quarter of 2009 due primarily to a 4% increase in the number of retirement accounts.

Net interest and dividend income decreased 55% ($16.4 million) to $13.4 million during the second quarter of 2009 primarily because of a decrease in interest rates.  Interest income from cash segregated under federal and other regulations and securities purchased under agreements to resell decreased 89% ($11.4 million).  The average funds invested in cash equivalents, cash segregated under federal and other regulations and securities purchased under agreements to resell during the second quarter of 2009 were $3.0 billion compared to $2.3 billion in the second quarter of 2008.  The average rate earned on these investments decreased to 0.19% during the second quarter of 2009 from 2.17% during the second quarter of 2008.  The rates earned on these investments trended down throughout 2008 and into the first quarter of 2009 with the most significant declines toward the end of 2008, and have remained at historically low rates through the second quarter.  Additionally, interest income from customer loans decreased 20% ($6.1 million) to $24.2 million.  The average aggregate customer loan balance in the second quarter of 2009 decreased 9% ($180.0 million) to $1.8 billion, and the average rate earned on those customer loan balances decreased as a result of the decline in interest rates during the past year to approximately 5.31% during the second quarter of 2009 from 7.77% during the second quarter of 2008.  In addition, interest expense decreased 22% ($4.1 million) to $14.3 million during the second quarter of 2009 due to reductions in bank interest, subordinated debt interest and limited partner interest as well as a decrease in customer credit interest expense.

Other revenue increased $21.8 million quarter over quarter.  The increase between quarters is primarily attributable to gains resulting from an increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan and foreign currency translation gains.  These investments increased in fair value by $6.7 million during the three months ended June 26, 2009, versus a loss of $0.8 million in the same period last year, resulting in a $7.5 million increase in revenue between the comparable quarters.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, resulting in no impact to the Partnership's financial results.  The translation of the Partnership's foreign subsidiary financial statements from local currencies to U.S. dollars resulted in an $11.4 million gain during the second quarter of 2009 compared to a $0.2 million gain in the second quarter of 2008.

Operating Expenses

Operating expenses decreased 12% ($114.1 million) to $801.6 million during the second quarter of 2009.  Compensation and benefits costs decreased 14% ($85.7 million) to $541.7 million.  Within compensation and benefits costs, financial advisor compensation decreased 18% ($59.3 million) due to decreased trade revenues and service fee revenue, while financial advisor salary and subsidy increased 19% ($7.5 million) due to an increased number of new financial

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

advisors participating in new advisor compensation programs.  Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin.  In the second quarter of 2009, variable compensation decreased 69% ($42.2 million) as compared to the second quarter of 2008.  Headquarters salary and benefit expense increased 4% ($3.3 million) to $87.0 million in the second quarter of 2009.  Branch salary and benefit expense increased 6% ($5.7 million) to $109.7 million.  Salary and benefit costs for existing and additional personnel increased as the Partnership grew its financial advisor network.

On a full-time equivalent basis, the Partnership had 5,077 headquarters associates and contractors and 12,389 branch staff associates as of June 26, 2009, compared to 5,105 headquarters associates and contractors and 11,846 branch staff associates as of June 27, 2008.   The decrease in headquarter associates and contractors during the past year is primarily the result of reduced Information System and other third-party contractors due to the Partnership's efforts to reduce costs.

Occupancy and equipment expense increased 4% ($3.2 million) to $80.5 million during the second quarter of 2009 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

All other operating expenses decreased 15% ($31.5 million) to $179.4 million during the second quarter of 2009 primarily due to the Partnership's focus on reducing operating costs most notably in advertising, travel and entertainment, consulting, supplies and shipping.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 26, 2009 AND MARCH 27, 2009

As noted in the Partnership's first quarter Form 10-Q filing as of March 27, 2009, the Partnership has not been immune to the weakening economic conditions and market turmoil that has occurred over the past several months.  Although the Partnership is still experiencing the impact of weak economic conditions, the Partnership's quarterly results have improved from the first quarter of 2009 due to the general market recovery, as well as cost saving measures put into place in 2009.  This discussion compares the second quarter of 2009 to the first quarter of 2009 to provide a more current comparison than a year-over-year comparison.

Net revenue increased 9% ($70.8 million) in the second quarter of 2009 to $866.7 million as compared to $795.9 million in the first quarter of 2009.  Income before allocations to partners increased 80% ($29.0 million) in the second quarter of 2009 to $65.2 million as compared to $36.2 million in the first quarter of 2009.

Trade revenue of $480.4 million increased 3% ($15.6 million) from $464.8 million for the first quarter of 2009.  The increase in trade revenue was primarily the result of an increase in the margin earned on overall customer dollars invested and four more business days (a 7% increase) in the second quarter of 2009, which was partially offset by a decrease in customer dollars invested.  Total customer dollars invested were $21.5 billion during the second quarter of 2009, a 2% ($0.5 billion) decrease from the first quarter of 2009.  The Partnership's margin earned on each $1,000 invested increased to $22.30 for the second quarter of 2009 from $21.10 for the first quarter of 2009, primarily due to a shift in product mix to higher margin mutual fund products from certificates of deposit.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net fee revenue of $386.3 million for the second quarter of 2009 increased 17% ($55.2 million) as compared to $331.1 million for the first quarter of 2009.  The primary drivers of this increase were increased asset fee revenue of $21.8 million, due to the increase in the second quarter of 2009 in the market value of the assets on which the fees are earned, and an increase of $13.2 million in foreign currency gains, as a result of translating foreign balance sheets to U.S. dollars for consolidated reporting.

Operating expenses increased 6% ($41.9 million) to $801.6 million for the second quarter of 2009 from $759.7 million for the first quarter of 2009.  This increase in operating expenses was primarily the result of higher salary and benefits costs due to one additional business week in the second quarter of 2009, partially offset by decreases in occupancy, communications and other operating expenses resulting from increased cost savings measures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

For the first six months of 2009, net revenue decreased 18% ($358.7 million) to $1.7 billion, while income before allocations to partners decreased 50% ($100.5 million) to $101.4 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 6.0% for the first six months of 2009 from 9.8% in the first six months of 2008.

The Partnership's decrease in net revenues was primarily attributable to decreased trade and asset fee revenues and net interest income, which were partially offset by an increase in account and activity fee revenue and other revenue.  For further details on these fluctuations, see discussion in the Trade Revenue and Net Fee Revenue sections below.

Compensation and benefits expenses decreased primarily due to reduced revenues and reduced Partnership profitability.  Remaining operating expenses (excluding compensation and benefits expenses) decreased primarily due to the Partnership's focus on reducing operating costs, most notably in advertising, travel and entertainment, consulting, supplies and shipping.  The Partnership added 874 financial advisors during the twelve months ended June 26, 2009, ending the current quarter with 12,557 financial advisors, an increase of 7% from 11,683 as of June 27, 2008.

Trade Revenue

Trade revenue comprised 57% of net revenue for the first six months of both 2009 and 2008.  Conversely, net fee revenue comprised 43% for the first six months of 2009 and 2008.

Trade revenue of $945.3 million decreased 18% ($204.7 million) during the first six months of 2009 compared to the same period in the prior year.  This decrease in trade revenue was due to a decrease in customer dollars invested (the principal amount of customers' buy and sell transactions generating a commission) and two less business days in the first six months of 2009, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $43.6 billion during the first six months of 2009, a 24% ($13.9 billion) decrease from the first six months of 2008.  The Partnership's margin earned on each $1,000 invested increased to $21.70 for the first six months of 2009 from $20.00 in 2008.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions revenue decreased 25% ($214.5 million) for the first six months of 2009 to $659.3 million.  Commission revenue decreased year over year due primarily to a 27% ($9.3 billion) decrease in customer dollars invested in commission generating transactions to $25.4 billion.  Underlying the decrease in commission revenues, mutual fund commissions decreased 37% ($213.9 million) and equity commissions decreased 1% ($2.2 million), which were partially offset by an increase in insurance commissions of 1% ($1.6 million).

The following table summarizes commissions revenue year over year:

	Six months ended (in millions)
	June 26,	June 27,	$	%
	2009	2008	Change	Change
Mutual funds	$366.1	$580.0	$(213.9)	(37)
Equities	150.6	152.8	(2.2)	(1)
Insurance	142.4	140.8	1.6	1
Corporate bonds	0.2	0.2	-	-
	$659.3	$873.8	$(214.5)	(25)

Principal transactions revenue decreased 2% ($6.0 million) to $245.2 million during the first six months of 2009, primarily attributable to a decrease in customer dollars invested, partially offset by an increase in the margin earned on overall customer dollars invested.  Customers invested $16.9 billion in products that resulted in principal transactions in the first six months of 2009 compared to $21.9 billion in the first six months of 2008.  The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $14.50 during the first six months of 2009 from $11.50 during the first six months of 2008 primarily a result of a shift into higher margin fixed income products from lower margin certificates of deposit.  Year-over-year, revenue from municipal bonds increased 13% ($16.7 million), unit investment trust revenue increased 149% ($12.5 million), and government bond revenue increased 20% ($2.1 million), while revenue from corporate bonds decreased 41% ($31.1 million), certificate of deposit revenue decreased 19% (4.2 million), and revenue from collateralized mortgage obligations decreased 27% ($2.0 million).  The increase in municipal bonds revenue was due to the attractive yields on municipal bonds relative to treasury securities.  In addition, unit investment trusts revenue increased because of an increase in the sales of municipal unit investments trusts due to the attractive tax-free yields in the current market.  The following table summarizes principal transaction revenue year over year:

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Six months ended (in millions)
	June 26,	June 27,	$	%
	2009	2008	Change	Change
Municipal bonds	$142.4	$125.7	$16.7	13
Corporate bonds	45.2	76.3	(31.1)	(41)
Unit investment trusts	20.9	8.4	12.5	149
Certificates of deposit	18.5	22.7	(4.2)	(19)
Government bonds	12.7	10.6	2.1	20
Collateralized mortgage obligations	5.5	7.5	(2.0)	(27)
	$245.2	$251.2	$(6.0)	(2)

Investment banking revenue increased 63% ($15.8 million) during the first six months of 2009 to $40.7 million, due primarily to an increase in municipal and corporate tax exempt offerings in the current year.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 18% ($154.0 million) to $717.4 million during the first six months of 2009.

Asset fees decreased 25% ($139.5 million) to $429.8 million due primarily to a decrease in the market value of customers' mutual fund assets held, partially offset by an increase in the Advisory Solutions program revenue.  Average customer mutual fund assets held outside of the advisory solutions program decreased $88.2 billion, or 31%, to $194.5 billion in the first six months of 2009 compared to $282.7 billion in the first six months of 2008.  Average customer money market assets decreased 5% ($1.2 billion) to $22.3 billion in the first six months of 2009 compared to $23.5 billion in the first six months of 2008.  Insurance assets decreased 20% ($8.2 billion) to $32.8 billion in the first six months of 2009 compared to $41.0 billion in the first six months of 2008.  These decreases were due to the significant decline in asset values which is a reflection of the decline in the stock market since June 2008.  The Advisory Solutions program, first offered by the Partnership in June 2008, provides investment advisory services to its customers for a monthly fee based upon the customers' monthly asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds.  The revenue from the Advisory Solutions program was $37.6 million for the first six months of 2009 as compared to $0.2 million for the first six months of 2008, a $37.4 million increase.  The values of customer assets in the Advisory Solutions program were $9.7 billion as of June 26, 2009.

Account and activity fees of $241.4 million increased 3% ($6.9 million) year over year.  Revenue received from sub-transfer agent services performed for mutual fund companies decreased $0.3 million to $134.5 million.  In addition, retirement account fees increased 6% ($3.5 million) to $62.8 million during the first six months of 2009, due primarily to a 6% increase in the number of U.S. retirement accounts.

Net interest and dividend income decreased 65% ($45.0 million) to $23.8 million during the first six months of 2009 due primarily to a decrease in interest rates.  Interest income from cash equivalents and cash segregated under federal and other regulations and securities purchased under agreements to resell decreased 91% ($29.7 million).  The average funds invested in cash equivalents and securities purchased

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

under agreements to resell during the first six months of 2009 was $2.9 billion, compared to $2.4 billion in the first six months of 2008.  The average rate earned on these investments decreased to 0.20% during the first six months of 2009 from 2.72% during the first six months of 2008.  Additionally, interest income from customer loans decreased 27% ($17.2 million) to $46.2 million.  The average aggregate customer loan balance decreased 6% ($109.6 million) to $1.9 billion, and the average rate earned on those customer loan balances decreased as a result of the decline in interest rates during the past year to approximately 5.11% during the first six months of 2009 from approximately 6.55% during the first six months of 2008.  In addition, interest expense decreased 23% ($8.8 million) to $29.2 million during the first six months of 2009 due to reductions in bank interest, subordinated debt interest and limited partner interest as well as a decrease in customer credit interest expense.

Other revenue increased $23.6 million year over year.  The increase between years is primarily attributable to the increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan and foreign currency translation gains.  The investments held related to the non-qualified deferred compensation plan had a gain in their market value of $3.7 million through June 26, 2009, versus a loss of $7.5 million in the same six-month period last year, resulting in a $11.2 million increase in revenue.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no impact to the Partnership's financial results.  The translation of the Partnership's foreign subsidiary financial statements from local currencies to U.S. dollars resulted in a $9.6 million gain during the first six months of 2009 compared to a $0.1 million gain in the same period of 2008.

Operating Expenses

Operating expenses decreased 14% ($258.3 million) to $1.6 billion during the first six months of 2009.  Compensation and benefits costs decreased 17% ($209.8 million) to $1.0 billion.  Within compensation and benefits costs, financial advisor compensation decreased 19% ($129.3 million) due to decreased trade and service fee revenues, while financial advisor salary and subsidy increased 13% ($10.2 million) as a result of new financial advisor compensation programs as well as an increased number of financial advisors participating in the programs.  Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin.  In the first six months of 2009, variable compensation decreased 80% ($108.3 million) as compared to the first six months of 2008.  Headquarters salary and fringe expense increased 6% ($9.4 million) to $169.4 million in the first six months of 2009.  Branch salary and fringe benefit expense increased 5% ($9.8 million) to $214.4 million.  Headquarters and branch salary and fringe benefit expense increased due to increased salary and benefit costs for existing and additional personnel support as the Partnership expands its financial advisor network.

On a full-time equivalent basis, the Partnership had 5,077 headquarters associates and contractors and 12,389 branch staff associates as of June 26, 2009, compared to 5,105 headquarters associates and contractors and 11,846 branch staff associates as of June 27, 2008.  The decrease in headquarter associates and contractors during the past year is primarily the results of reduced Information System and other third-party contractors due to the Partnerships efforts to reduce costs.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Occupancy and equipment expense increased 6% ($8.5 million) to $162.0 million during the first six months of 2009 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

Other operating expenses decreased 14% ($56.9 million) primarily due to the Partnership's focus on reducing operating costs, most notably in advertising, travel and entertainment, consulting, supplies and shipping.

FOREIGN OPERATIONS MATTERS

During the second quarter of 2009, the Partnership's Canadian subsidiary began clearing on its own account.  In this new self-clearing environment, the Partnership no longer relies on National Bank Correspondent Network and National Bank Financial for processing customer transactions and maintaining the related customer books and records.  The Partnership has become the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting, and statements.  Trades are now executed by the Partnership directly with the Toronto Stock Exchange, and the firm has become a member of the Canadian Depository of Securities and FundServ for clearing and settlement of transactions.  In order to support this new self-clearing environment, the Partnership executed agreements with Broadridge Financial Solutions, Inc. to provide the securities processing systems.

As of July 29, 2009, the FSA approved the Partnership's UK subsidiary's request to become a limited license firm.  As a result of the elimination of the firm's fixed income principal trading activities, fixed income trading is being continued by the UK subsidiary on an agency basis.

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

The Partnership derived 59% of its total revenue from sales and services related to mutual fund and annuity products in the first six months of 2009 and 65% in the first six months of 2008.  The Partnership derived approximately 25% of its total revenue for the first six months of 2009 and 32% of its total revenue for the first six months of 2008 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

FINANCIAL SERVICES REGULATORY MATTERS

During the second quarter of 2009, significant financial services industry regulatory reform was proposed by the current presidential administration.  This proposed regulatory reform includes creating a new Consumer Financial Protection Agency, adding new fiduciary standards for broker-dealers, and other provisions that could potentially impact the Partnership's operations.  While this regulatory reform is only proposed, the industry and the Partnership are still assessing the specific impact.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at June 26, 2009, excluding the reserve for anticipated withdrawals, was $1.4 billion, an increase of $27.9 million from December 31, 2008.  The increase is primarily due to the retention of General Partner earnings ($21.8 million) and the issuance of subordinated limited partner interests ($24.0 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($10.7 million, $5.2 million and $1.9 million, respectively).  It has been the Partnership's practice to retain approximately 28% of income allocated to General Partners.  For both the second quarters of 2009 and 2008, the Partnership retained 27.6% of income allocated to General Partners.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership.  In the event of a partner’s death, the Partnership must redeem the partner’s capital within six months of death.  Limited partners withdrawing from the Partnership due to the partner's termination or resignation from the Partnership are repaid the partner's capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s managing partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

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

At June 26, 2009, the Partnership had $356.4 million in cash and cash equivalents.  In addition, the Partnership had $390.8 million in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $2.2 billion in cash segregated under federal and other regulations, which was not available for general use.  As of June 26, 2009, the Partnership had aggregate bank lines of credit in place totaling $745.0 million.  These lines of credit are comprised of uncommitted secured lines of $595.0 million, a committed secured line of $100.0 million and a $50.0 million uncommitted unsecured line.  The $100.0 million committed secured line of credit matures on August 12, 2009 and the Partnership

PART I. FINANCIAL INFORMATION

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

plans to renew all or part of this line of credit.  Subsequent to June 26, 2009, one bank reduced an uncommitted secured $20.0 million line of credit to $10.0 million due to its planned participation in future Partnership borrowings related to the construction projects discussed below.  This decrease reduced the aggregate bank lines of credit to $735.0 million.  The Partnership's uncommitted lines of credit are subject to change at the discretion of the bank and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, the Partnership cannot assume that these lines of credit will not decrease further.

Actual borrowing availability on the secured lines is based on customers' margin securities which serve as collateral on loans.   There were no amounts outstanding on these lines of credit at June 26, 2009 or June 27, 2008.  In addition, the Partnership did not borrow against these lines of credit during the first six months of 2009 and 2008.

In 2008, the Partnership entered into a $120 million revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent that the Partnership obtains permanent financing for its South Campus facility prior to this maturity date, such proceeds from this financing must be applied towards the amounts outstanding on the revolving unsecured line of credit.  Further, any financing obtained on the South Campus facility will not reduce the total availability of the revolving unsecured line of credit.  As of June 26, 2009, $73.0 million was drawn on the revolving unsecured line of credit (of which $30.0 million was drawn in the first six months of 2009) to fund the construction projects.  There have been no additional borrowings on this revolving unsecured line of credit as of August 7, 2009.  Each draw is for a period of up to six months, at which time interest is due and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $120 million.  The weighted average interest rate is 1.1% as of June 26, 2009, and fluctuates with LIBOR.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  The construction activities underway during 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona, campus.  The parking garage at the Tempe, Arizona campus was completed and placed into service on July 6, 2009.  The costs related to these construction activities are included in construction in process, which is reflected in the equipment, property and improvements line item on the Consolidated Statement of Financial Condition.  The Partnership had $196.1 million and $118.1 million in construction in progress as of June 26, 2009 and December 31, 2008, respectively.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of June 26, 2009 and remaining estimated costs.

(All amounts in thousands)
					Estimated
					Costs
	Building/			Amounts	Remaining
	Addition			Paid as of	as of
	Square	Estimated	Executed	June 26,	June 26,
Construction Project	Footage	Costs	Agreements	2009	2009
130 Edward Jones Blvd.
(North Campus)	370,000	$129,147	$114,532	$94,732	$34,415

12555 Manchester addition and
related garage (South Campus)	225,000	137,651	118,964	82,535	55,116

Tempe Campus garage		19,960	19,098	16,569	3,391

Total		$286,758	$252,594	$193,836	$92,922

The total estimated amount remaining of $92.9 million needed to complete the above construction projects will be financed by the remaining available balance of $47.0 million, as of August 7, 2009, on the $120.0 million revolving unsecured line of credit (which matures August 2010) and the Partnership's existing working capital. The Partnership plans to obtain additional financing in the future, including the refinancing of the $120.0 million revolving unsecured line of credit.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.  The Partnership anticipates the estimated amounts remaining to be paid of $92.9 million will be incurred and paid throughout 2009 and the first quarter of 2010.  Of this amount, the Partnership has recorded $13.1 million as accrued expenses in the Consolidated Financial Statements as of June 26, 2009.  In addition to the cost of expanding the home office facilities, the Partnership expects operating expenses to increase as the new facilities are placed into service.

In the first six months of 2009, cash and cash equivalents increased $139.8 million to $356.4 million.  Cash provided by operating activities was $342.7 million.  The primary sources of cash provided by operating activities include income before allocations to partners adjusted for depreciation expense, decreases in securities purchased under agreements to resell, and decreases in net receivable from brokers, dealers and clearing organizations.  These sources of cash were partially offset by increases in cash segregated under federal and other regulations, receivable from mutual funds, insurance companies and other, securities owned (net), and other assets, along with decreases in net payable to customers, accrued compensation and employee benefits, and accounts payable and accrued expenses.  In the first six months of 2009, cash used in investing activities was $126.8 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above.  In the first six months of 2009, cash used in financing activities was $76.1 million, consisting primarily of partnership withdrawals and distributions ($111.8 million), redemption of

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

partnership interests ($17.9 million) and repayment of long-term debt ($0.4 million), offset by the issuance of bank loans ($30.0 million) and the issuance of partnership interests ($24.0 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions.  The net capital rules also provide that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  At June 26, 2009, Edward Jones' net capital of $710.6 million was 38.4% of aggregate debit items and its net capital in excess of the minimum required was $673.6 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was 38.2%.  Net capital and the related capital percentage may fluctuate on a daily basis.  At June 26, 2009, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.  During the second quarter of 2009, the Financial Services Authority completed a new supervisory review requirement of the Internal Capital Adequacy Assessment Process for the United Kingdom subsidiary of Edward Jones.  This review established an amount of required capital for the Partnership's U.K. subsidiary.  The existing capital of the U.K. subsidiary was already in excess of the increased minimum capital required by the FSA and therefore no additional capital was required to be contributed to the U.K. subsidiary as a result of the ICAAP review.

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

THE EFFECTS OF INFLATION

The Partnership's net assets are primarily monetary, consisting of cash and cash equivalents, securities inventories and receivables less liabilities.  Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation.  Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets.  As a result, profitability and capital may be impacted by inflation and inflationary expectations.  Additionally, inflation's impact on the Partnership's operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board ("FASB") issued two Staff Positions ("FSP") that are intended to provide additional application guidance and enhance disclosures about fair value measurements.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

measured.  FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of  Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods.  These pronouncements were effective beginning April 1, 2009.  Adoption of these pronouncements did not have a material impact on the Partnership's Consolidated Financial Statements.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although this standard is based on the same principles as those that existed in previous accounting standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  Adoption of SFAS 165 did not have a material impact on the Partnership's Consolidated Financial Statements.  See the "Basis of Presentation" section for this new disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168").  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of Generally Accepted Accounting Principles ("GAAP") in the United States of America.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Partnership does not expect adoption to have a material impact on the Partnership's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q and, in particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "1933 Act") and Section 21E of the Securities and Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, and may have an impact on the expense from liabilities that finance these assets.  As of June 26, 2009, amounts receivable from customers on margin balances were $1.9 billion.  Liabilities include amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $22.0 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $4.0 million.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets, customer receivables from margin accounts and overnight investments, which are comprised of cash segregated under federal and other regulations and securities purchased under agreements to resell.  The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.  Overnight investments have earned interest at an average rate of approximately 20 basis points (0.20%) for the six months ended June 26, 2009, and therefore the financial dollar impact of further declines in rates is minimal.

Events over the past nine months, including the frozen credit markets, market volatility and the reluctance of individual investors to purchase securities have impacted the financial services industry.  The Partnership has not been immune to the continued weakening economic conditions and market turmoil as evidenced by the Partnership's weaker financial results in the first six months of 2009 as compared to the same period in 2008.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The following information supplements the discussion in Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009:

Tennessee Investigation.  The Wilks v. Edward D. Jones & Co., L.P. arbitration has been settled.  All but one individual claim within the Givens, et al. v. Edward D. Jones & Co., L.P. litigation has been settled for the aggregate sum of $4.4 million.  The remaining claim is scheduled for a hearing to begin in August of 2009.

FINRA Official Statement Delivery Matter.  On April 9, 2009, pursuant to an Acceptance, Waiver, and Consent with Edward Jones, FINRA imposed a censure and $900,000 fine, finding that Edward Jones violated Rule G-32 in failing to timely deliver official statements to certain customers in various transactions when Edward Jones was not an underwriter or member of the syndicate.  This matter was previously described in the Partnership's periodic filings under the Securities Exchange Act of 1934 on Form 8-K, 10-Q and Form 10-K.  FINRA also found that Edward Jones violated MSRB Rules G-8, G-27 and G-17 in regards to certain record keeping requirements.  Edward Jones certified that it had adopted procedures reasonably designed to ensure compliance with MSRB Rules G-32 and G-8.  The cost of the settlement was charged against previously established expense accruals.

Lehman Bonds.  In October 2008, a class action suit was filed in Arkansas state court, Saline County, under Sections 11, 12(a)(2) and 15 of the 1933 Act, against certain officers and directors of Lehman brothers Holdings, Inc. and a syndicate of underwriters, including Edward Jones, of Lehman Bonds sold pursuant to the registration statement and prospectus dated May 30, 2006 and various prospectus supplements dated October 22, 2006 and thereafter.  In November 2008, a similar suit was filed in Arkansas state court, Benton County against the same defendants stemming from the sale of 6.5% Lehman Bonds maturing October 25, 2007 pursuant to the registration statement and prospectus and prospectus supplement dated August 2, 2007 (collectively referred to as "Lehman Bonds").  Plaintiffs in both actions allege that the defendants made material misrepresentations to the purchasers of the Lehman Bonds.  While each lawsuit relates to a different series of Lehman Bonds, the Plaintiffs in each suit are seeking unspecified compensatory damages, attorneys' fees, costs and expenses.  In February 2009, the United States Judicial Panel on Multidistrict Litigation transferred these two actions to the Southern District of New York ("SDNY") for coordinated or consolidated pretrial proceedings with similar actions currently pending in the SDNY.

Countrywide.  In November of 2007, a class action lawsuit was initiated in the Superior Court of the State of California, Los Angeles County, asserting claims under Sections 11, 12(a) (2) and 15 of the 1933 Act, on behalf of a putative class of individuals who purchased, or otherwise acquired, certain Mortgage Pass-Through certificates of CWALT, Inc. ("CWALT") and other related entities, pursuant to registration statements distributed by issuers and prospectus supplements issued in connection therewith between January 2005 and June 2007.  The claims were filed against CWALT, Countrywide Home Loans Servicing LP, Countrywide Home Loans, Inc., Countrywide Securities Corporation, as well as against numerous issuers and numerous underwriters.  Plaintiffs allege Edward Jones is among the underwriter defendants and, in that regard, have asserted claims against Edward Jones under Sections 11 and 12(a) (2) of the 1933 Act.  The original action was consolidated with another related matter in October of 2008.  Plaintiffs are seeking unspecified compensatory damages, attorneys' fees, costs, expenses, and

PART II. OTHER INFORMATION

Item 1. Legal Proceedings, continued

rescission.  In June of 2009, the state court issued an order staying the proceeding, and ordered plaintiffs to file the action in federal court.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

THE JONES FINANCIAL COMPANIES, L.L.L.P.
(Registrant)

Date: August 7, 2009	/s/ James D. Weddle
James D. Weddle, Chief Executive Officer

Date: August 7, 2009	/s/ Kevin D. Bastien
Kevin D. Bastien, Chief Financial Officer
(Principal Accounting Officer)