Form 10-Q
period 2009-09-25
JONES FINANCIAL COMPANIES LP LLP
filed 2009-11-06
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	(Unaudited)
	September 25,	December 31,
(Dollars in thousands)	2009	2008

Cash and cash equivalents	$265,779	$216,645

Cash and investments segregated under federal and other regulations	2,528,551	2,221,032

Securities purchased under agreements to resell	618,650	1,354,000

Receivable from:
Customers	2,013,711	1,966,972
Brokers, dealers and clearing organizations	182,357	332,349
Mutual funds, insurance companies, and other	149,374	147,808

Securities owned, at fair value
Inventory securities	183,119	50,844
Investment securities	88,631	92,194

Equipment, property and improvements, at cost, net of accumulated depreciation	623,457	531,374

Other assets	73,377	78,676

TOTAL ASSETS	$6,727,006	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	September 25,	December 31,
(Dollars in thousands)	2009	2008

Payable to:
Customers	$4,232,942	$4,651,640
Brokers, dealers and clearing organizations	158,669	40,612

Securities sold, not yet purchased, at fair value	7,998	12,135

Accrued compensation and employee benefits	323,832	324,328

Accounts payable and accrued expenses	185,493	174,672

Bank loans	74,000	43,000

Long-term debt	8,496	9,092
	4,991,430	5,255,479

Liabilities subordinated to claims of general creditors	257,400	261,100

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,441,898	1,412,695

Reserve for anticipated withdrawals	36,278	62,620
Total partnership capital subject to mandatory redemption	1,478,176	1,475,315

TOTAL LIABILITIES	$6,727,006	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 25,	September 26,	September 25,	September 26,
except per unit information)	2009	2008	2009	2008

Revenue:
Trade Revenue
Commissions	$349,576	$373,088	$1,008,913	$1,246,889
Principal transactions	115,363	129,936	360,599	381,166
Investment banking	23,293	11,210	63,972	36,095
Fee Revenue
Asset fees	251,651	275,917	681,426	845,189
Account and activity fees	125,313	119,544	366,701	354,057
Interest and dividends	28,745	47,423	81,763	154,228
Other revenue	7,086	(9,138)	29,539	(10,286)
Total revenue	901,027	947,980	2,592,913	3,007,338
Interest expense	14,147	17,607	43,389	55,616
Net revenue	886,880	930,373	2,549,524	2,951,722
Operating expenses:
Compensation and benefits	573,398	575,661	1,610,248	1,822,399
Occupancy and equipment	84,927	80,081	246,955	233,566
Communications and data processing	72,355	81,694	220,305	239,556
Payroll and other taxes	34,876	34,302	108,185	115,756
Postage and shipping	17,593	15,698	41,871	43,510
Advertising	11,485	14,624	38,008	52,369
Clearance fees	2,656	5,028	10,673	13,715
Other operating expenses	38,943	50,461	121,226	156,163
Total operating expenses	836,233	857,549	2,397,471	2,677,034

Income before allocations to partners	50,647	72,824	152,053	274,688

Allocations to partners:
Limited partners	5,990	9,819	18,136	37,267
Subordinated limited partners	5,048	6,770	15,288	26,254
General partners	39,609	56,235	118,629	211,167

Net Income	$-	$-	$-	$-

Income before allocations to partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$12.78	$20.14	$38.35	$75.95

Weighted average $1,000 equivalent
limited partnership units outstanding	468,701	487,537	472,907	490,678

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
NINE MONTHS ENDED SEPTEMBER 25, 2009 AND SEPTEMBER 26, 2008
(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342

Issuance of partnership interests	-	31,438	-	31,438
Redemption of partnership interests	(7,664)	(1,132)	-	(8,796)
Income allocated to partners	37,267	26,254	211,167	274,688
Withdrawals and distributions	(3,477)	(24,175)	(132,636)	(160,288)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, SEPTEMBER 26, 2008	$520,612	$179,062	$765,710	$1,465,384
Reserve for anticipated withdrawals	(33,790)	(2,079)	(20,249)	(56,118)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, September 26, 2008	486,822	176,983	745,461	1,409,266

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2008	$504,048	$182,313	$788,954	$1,475,315
Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2008	482,366	176,933	753,396	1,412,695

Issuance of partnership interests	-	25,312	-	25,312
Redemption of partnership interests	(14,476)	(5,904)	(8,467)	(28,847)
Income allocated to partners	18,136	15,288	118,629	152,053
Withdrawals and distributions	(2,124)	(13,493)	(67,420)	(83,037)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, SEPTEMBER 25, 2009	$483,902	$198,136	$796,138	$1,478,176
Reserve for anticipated withdrawals	(16,012)	(1,795)	(18,471)	(36,278)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, September 25, 2009	467,890	196,341	777,667	1,441,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25,	September 26,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	152,053	274,688
Depreciation	68,533	65,555

Changes in assets and liabilities:
Cash and investments segregated under federal and other regulations	(307,519)	(23,871)
Securities purchased under agreements to resell	735,350	(134,000)
Net payable to customers	(465,437)	466,973
Net receivable from brokers, dealers and clearing organizations	268,049	11,503
Receivable from mutual funds, insurance companies and other	(1,566)	(3,400)
Securities owned, net	(132,849)	(48,079)
Other assets	5,299	5,359
Accrued compensation and employee benefits	(496)	(134,587)
Accounts payable and accrued expenses	17,554	(26,029)
Net cash provided by operating activities	338,971	454,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(167,349)	(172,274)
Net cash used in investing activities	(167,349)	(172,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	31,000	-
Repayment of long-term debt	(596)	(1,550)
Repayment of subordinated debt	(3,700)	(14,200)
Issuance of partnership interests	25,312	31,438
Redemption of partnership interests	(28,847)	(8,796)
Withdrawals and distributions from partnership capital	(145,657)	(282,726)
Net cash used in financing activities	(122,488)	(275,834)

Net increase in cash and cash equivalents	49,134	6,004

CASH AND CASH EQUIVALENTS:
Beginning of period	216,645	378,141
End of period	$265,779	$384,145

Cash paid for interest	$39,113	$51,811

Cash paid for taxes	$2,770	$3,216

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$19,787	$23,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands, except per unit information)

BASIS OF PRESENTATION

The Partnership's Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the nine months ended August 31, 2009 and 2008 because of the timing of the Partnership's financial reporting process.

The Partnership operates as a single business segment.  The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. ("Edward Jones"), is comprised of three registered broker-dealers serving individual investors as of September 25, 2009.  Edward Jones primarily derives its revenues from the retail brokerage business by selling listed and unlisted securities and insurance products, providing investment banking services, engaging in principal transactions, serving as a distributor of mutual fund shares, providing services related to assets held on behalf of its customers, and providing other account services.  As of September 25, 2009, Edward Jones conducts business throughout the United States of America, Canada and the United Kingdom ("U.K.") with its customers, various brokers and dealers, clearing organizations, depositories and banks.  See Subsequent Events note for further details on the U.K. subsidiary.  Edward Jones offers trust services to its customers through Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership.

The Consolidated Financial Statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.

Under the terms of the Partnership Agreement, the Partnership will redeem a partner’s capital in the event of the partner’s death, resignation or termination.  In the event of the partner’s death, the Partnership must redeem the partner’s capital within six months of death.  The capital of limited partners withdrawing from the Partnership due to termination or resignation must be redeemed by the Partnership in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in four equal annual installments (beginning the month after their request for withdrawal of contributed capital).  The Partnership’s managing partner has the discretion to waive these withdrawal restrictions and to accelerate the return of capital to the partners.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

The results of operations for the nine months ended September 25, 2009 and September 26, 2008 are not necessarily indicative of the results to be expected for the full year.  The Partnership has evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission ("SEC").  These Consolidated Financial Statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  The Partnership also receives asset fee revenue from its Advisory Solutions and Managed Account Programs, which provide investment advisory services to its customers for a fee based upon their asset values in the program.  Asset-based revenues related to the Partnership’s interest in the advisor (Passport Research Limited) to the Edward Jones Money Market Fund are also included in asset fees revenue.

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

Interest and dividend income is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal and other regulations, securities purchased under agreements to resell, inventory securities and investment securities.

Investment banking revenues are derived from the Partnership’s underwriting and distribution of securities on behalf of issuers.

The Partnership derived 34% of its total revenue for the nine months ended September 25, 2009 and 35% of its total revenue for the nine months ended September 26, 2008 from one mutual fund vendor.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnership's results of operations.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

Recently Issued Accounting Standards.  In July 2009, the Financial Accounting Standards Board ("FASB") launched the Accounting Standards Codification ("ASC"), a structural overhaul to U.S. GAAP that changes from a standards-based model to a topically based model. The topics are organized by ASC number and are updated with Accounting Standards Updates ("ASUs"). ASUs will replace accounting changes that historically were issued as FASB Statements (SFASs), FASB Interpretations (FINs), FASB Staff Positions (FSPs), or other types of FASB standards.  FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105") identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States of America.  It also identifies rules and interpretive releases of the SEC under federal securities laws also as sources of authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In April 2009, the FASB issued two pronouncements intended to provide additional application guidance and enhance disclosures about fair value measurements. The first pronouncement, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  The second position, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments, within the scope of FASB ASC 825, Financial Instruments, to interim periods.  These pronouncements were effective beginning April 1, 2009.  Adoption of these pronouncements did not have a material impact on the Partnership's Consolidated Financial Statements.

In April 2009, the FASB issued FASB ASC 855, Subsequent Events ("ASC 855").  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although this standard is based on the same principles as those that existed in previous accounting standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  Adoption of ASC 855 did not have a material impact on the Partnership's Consolidated Financial Statements.  See the "Basis of Presentation" section for this new disclosure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Partnership's assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by FASB ASC 820, Fair Value Measurements and Disclosures, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

PART I.FINANCIAL INFORMATION

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

The Partnership did not have any assets or liabilities categorized as Level III during the quarter and nine months ended September 25, 2009.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

The following tables set forth the Partnership's financial instruments measured at fair value as of September 25, 2009 and December 31, 2008:

	Financial Assets at Fair Value as of
	September 25, 2009
(Dollars in thousands)	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
Certificates of deposit	$-	$450,000	$-	$450,000

Securities purchased under agreements to resell	$618,650	$-	$-	$618,650

Securities owned:
Inventory securities:
Certificates of deposit	$-	$2,188	$-	$2,188
U.S. and Canadian government and U.S.
agency obligations	1,620	-	-	1,620
State and municipal obligations	-	154,812	-	154,812
Corporate bonds and notes	-	13,929	-	13,929
Collateralized mortgage obligations	-	1,374	-	1,374
Equities	8,657	-	-	8,657
Unit investment trusts	539	-	-	539
Total inventory securities	$10,816	$172,303	$-	$183,119

Investment securities
U.S. government and agency obligations held
by U.S. broker-dealer	$11,761	$-	$-	$11,761
U.S. and Canadian government and U.S.
agency obligations held by foreign
broker-dealers	4,687	-	-	4,687
Municipal bonds	-	6,941	-	6,941
Mutual funds	64,451	-	-	64,451
Equities	791	-	-	791
Total investment securities	$81,690	$6,941	$-	$88,631

	Financial Liabilities at Fair Value as of
	September 25, 2009
(Dollars in thousands)	Level I	Level II	Level III	Total

Certificates of deposit	$-	$602	$-	$602
U.S. and Canadian government and U.S.
agency obligations	263	-	-	263
State and municipal obligations	-	708	-	708
Corporate bonds and notes	-	4,029	-	4,029
Collateralized mortgage obligations	-	31	-	31
Equities	2,302	-	-	2,302
Unit investment trusts	63	-	-	63
Total inventory securities	$2,628	$5,370	$-	$7,998

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2008
(Dollars in thousands)	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$1,354,000	$-	$-	$1,354,000

Securities owned:
Inventory securities:
Certificates of deposit	$-	$5,255	$-	$5,255
U.S. and Canadian government
and U.S. agency obligations	1,200	-	-	1,200
State and municipal obligations	-	14,933	-	14,933
Corporate bonds and notes	-	9,269	-	9,269
Collateralized mortgage obligations	-	1,113	-	1,113
Equities	18,851	-	-	18,851
Unit investment trusts	223	-	-	223
Total inventory securities	$20,274	$30,570	$-	$50,844

Investment securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$22,120	$-	$-	$22,120
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	14,206	-	-	14,206
Mutual funds	55,095	-	-	55,095
Equities	773	-	-	773
Total investment securities	$92,194	$-	$-	$92,194

	Financial Liabilities at Fair Value as of
	December 31, 2008
(Dollars in thousands)	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$-	$528	$-	$528
U.S. and Canadian government
and U.S. agency obligations	95	-	-	95
State and municipal obligations	-	542	-	542
Corporate bonds and notes	-	5,847	-	5,847
Collateralized mortgage obligations	-	75	-	75
Equities	4,937	-	-	4,937
Unit investment trusts	111	-	-	111
Total inventory securities	$5,143	$6,992	$-	$12,135

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts.  The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions.  Futures contracts are settled daily, and the related gain or loss is recognized in principal transactions revenue.  The notional amount of futures contracts sold as of September 25, 2009 and December 31, 2008 were $13,000 and $3,000, respectively.  The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements.

Due to the short-term nature of the Partnership's bank loans, the fair value of bank loans is estimated at carrying value.  The estimated fair value of bank loans was approximately $74,000 and $43,000 as of September 25, 2009 and December 31, 2008.  The Partnership estimates the fair value of long-term debt and liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt.  The estimated fair value of long-term debt was approximately $8,000 and $7,900 as of September 25, 2009 and December 31, 2008, respectively.  The estimated fair value of liabilities subordinated to claims of general creditors was approximately $277,400 and $238,000 as of September 25, 2009 and December 31, 2008, respectively.  The estimated fair values of long-term debt and liabilities subordinated to claims of general creditors at September 25, 2009 are higher compared to December 31, 2008 due to the impact of lower interest rates.

BANK LOANS AND LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of September 25, 2009, June 26, 2009 and December 31, 2008.

(Dollars in thousands)	September 25,	June 26,	December 31,
	2009	2009	2008
Uncommitted secured	$510,000	$595,000	$745,000
Uncommitted unsecured	50,000	50,000	100,000
Committed secured	-	100,000	100,000
Total	$560,000	$745,000	$945,000

In addition to the lines of credit included in the table above the Partnership is currently in the process of renewing lines of credit consisting of a $100,000 uncommitted secured line of credit and a $50,000 committed secured line of credit.  These renewal lines of credit will replace lines of credit which expired on August 12, 2009 and consisted of a $100,000 committed secured line of credit and a $75,000 uncommitted secured line of credit.  The Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans.  There were no amounts outstanding on these lines of credit as of September 25, 2009 and December 31, 2008.  In addition, the Partnership did not borrow against these lines of credit during the first nine months of 2009 and 2008.  However, on October 15, 2009, the Partnership had one overnight draw in the amount of $35,000 against an uncommitted unsecured line of credit.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

In 2008, the Partnership entered into a $120,000 revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent the Partnership obtains permanent financing on its St. Louis, Missouri South Campus facility ("South Campus") prior to August 22, 2010, the Partnership must apply the proceeds from the financing towards the amounts outstanding on the revolving unsecured line of credit.  However, any financing obtained for the South Campus facility will not reduce the total $120,000 availability under the revolving unsecured line of credit.  As of September 25, 2009, the Partnership had drawn $74,000 on the revolving unsecured line of credit (of which $31,000 was drawn in the first nine months of 2009) to fund construction projects.  Subsequent to September 25, 2009, an additional $5,000 was drawn on the revolving unsecured line of credit resulting in $79,000 total outstanding on the revolving unsecured line of credit as of November 6, 2009.  Each draw is for a period of up to six months, at which time interest is due, and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $120,000.  The weighted average interest rate for outstanding amounts under the line of credit was 1.0% as of September 25, 2009, and fluctuates with the London Interbank Offered Rate ("LIBOR").

PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

FASB ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of ASC 480, the obligation to redeem a partner's capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, the Statement requires all of the Partnership’s equity capital be classified as a liability.  Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership's Consolidated Statement of Income as net income.  In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three and nine month periods ended September 25, 2009 and September 26, 2008.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.  In addition, ASC 480 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income.  Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement.  First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income.  Limited partners do not share in the annual net loss in any year, unless the Partnership is dissolved or liquidated.  Thereafter, subordinated limited partners and general partners are allocated any remaining net income or annual net loss based on formulas in the Partnership Agreement.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

The partnership capital subject to mandatory redemption, net of the reserve for anticipated withdrawals, of $1,441,898 consists of $467,890 of limited partnership capital issued in $1,000 units, $196,341 of subordinated limited partnership capital and $777,667 of general partnership capital as of September 25, 2009.  As of December 31, 2008, the partnership capital subject to mandatory redemption, net of the reserve for anticipated withdrawals, of $1,412,695 consisted of $482,366 of limited partnership capital issued in $1,000 units, $176,933 of subordinated limited partnership capital and $753,396 of general partnership capital.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership.  Limited partners are guaranteed a minimum 7.5% return on their capital, which is included as a component of interest expense.  This return was $8,794 and $9,142 for the three months ended September 25, 2009 and September 26, 2008, respectively, and $26,640 and $27,583 for the nine months ended September 25, 2009 and September 26, 2008, respectively.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership.  Each subordinated limited partner receives a varying percentage of the net income of the Partnership.  The subordinated limited partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

The general partnership capital subject to mandatory redemption is held by current general partners of the Partnership.  Each general partner receives a varying percentage of the net income of the Partnership.  The general partner capital subject to mandatory redemption is subordinated to the limited partnership capital.

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

At September 25, 2009, Edward Jones' net capital of $704,165 was 36.6% of aggregate debit items and its net capital in excess of the minimum required was $665,708.  Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 36.6%.  Net capital and the related capital percentages may fluctuate on a daily basis.

At September 25, 2009, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

During the second quarter of 2009, the Financial Services Authority ("FSA") completed a new supervisory review requirement of the Internal Capital Adequacy Assessment Process ("ICAAP") for the U.K. subsidiary of Edward Jones.  This review established an amount of required capital for the Partnership's U.K. subsidiary.  The existing capital of the U.K. subsidiary was already in excess of the increased minimum capital required by the

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

FSA and therefore no additional capital was required to be contributed to the U.K. subsidiary as a result of the ICAAP review.  See Subsequent Events note for further details on the U.K. subsidiary.

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

COMMITMENTS

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  Construction activities for 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The office building at the St. Louis, Missouri, North Campus location was completed and placed into service in September 2009.  The total capitalized costs related to this building as of September 25, 2009 was $111,018 and is included in the buildings and improvements and equipment, furniture and fixtures categories of equipment, property and improvements.  The remaining estimated costs related to this building consist of estimated costs accrued for but not yet paid, as well as costs not yet incurred primarily related to office equipment.  The parking garage at the Tempe, Arizona campus was completed and placed into service in July 2009.  The total capitalized costs related to this parking garage as of September 25, 2009 was $19,611 and is included in the buildings and improvements category of equipment, property and improvements.  The costs related to construction activities not yet placed into service are reflected in the construction in

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

progress, which is reflected in the equipment, property and improvements line item on the Consolidated Statement of Financial Condition. The Partnership had $110,050 and $118,104 in construction in progress as of September 25, 2009 and December 31, 2008, respectively.

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of September 25, 2009 and remaining estimated costs.

						Estimated
						Costs
		Building/			Amounts	Remaining
		Addition			Paid as of	as of
	Completion	Square	Estimated	Executed	Sept. 25,	Sept. 25,
Construction Project	Date	Footage	Costs	Agreements	2009	2009
130 Edward Jones Blvd.
(North Campus)	September 2009	370,000	$129,147	$115,110	$107,115	$22,032

12555 Manchester addition and	Estimated
related garage (South Campus)	December 2009	225,000	137,651	119,482	97,074	40,577

Tempe Campus garage	July 2009		19,960	19,098	18,258	1,702

Total			$286,758	$253,690	$222,447	$64,311

The total estimated amount needed to complete the above construction projects of $64,311 will be financed by the remaining available balance of $41,000, as of November 6, 2009, from the $120,000 revolving unsecured line of credit (which matures August 2010) and the Partnership's existing working capital.  The Partnership plans to obtain additional financing in the future, including the refinancing of the $120,000 revolving unsecured line of credit.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.  The Partnership anticipates the estimated amounts remaining to be paid of $64,311 will be incurred and paid throughout 2009 and the first quarter of 2010.  Of this amount, the Partnership has recorded $19,787 as accrued costs included in equipment, property and improvements in the Consolidated Financial Statements as of September 25, 2009.  In addition to the cost of expanding the home office facilities, the Partnership expects operating expenses including depreciation to increase as the new facilities are placed into service.

In addition to the construction activities previously mentioned, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location.  The costs associated with constructing this parking garage are estimated to be $24,000 and will be paid for throughout 2010 and into the early portion of 2011 from the Partnership's existing working capital.

FOREIGN OPERATION MATTERS

During the second quarter of 2009, the Partnership's Canadian subsidiary became self-clearing.  In this new self-clearing environment, the Canadian subsidiary no longer relies on National Bank Correspondent Network and National Bank Financial for processing customer transactions and maintaining the related customer books and records.  The Canadian subsidiary has become the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting, and statements.  Trades are executed by the Canadian subsidiary directly with the Toronto Stock Exchange or other venues, and the firm

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

has become a member of the Canadian Depository of Securities and FundServ for clearing and settlement of transactions.  In order to support this new self-clearing environment, the Canadian subsidiary executed agreements with Broadridge Financial Solutions, Inc. to provide the securities processing systems along with other agreements with other providers to perform selected services.

As of July 29, 2009, the FSA approved the EDJ Limited's request to become a limited license firm, at which point the U.K. subsidiary's fixed income trading is done on an agency basis only.  See Subsequent Events note for further details on the U.K. subsidiary.

FINANCIAL SERVICES REGULATORY MATTERS

During the second quarter of 2009, significant financial services industry regulatory reform was proposed by the current presidential administration.  This proposed regulatory reform includes creating a new Consumer Financial Protection Agency, adding new fiduciary standards for broker-dealers, and other provisions that could potentially impact the Partnership's operations.  While this regulatory reform is only proposed, the industry and the Partnership are still assessing the specific impact.  Currently, financial services regulatory reform is being discussed and considered by various governmental agencies, financial services firms and other industry participants.

SUBSEQUENT EVENTS

On October 22, 2009, Edward Jones entered into a Share Purchase Agreement ("Agreement") to sell all of the issued and outstanding shares of the Partnership's subsidiary EDJ Limited.  Pursuant to the Agreement, Edward Jones has agreed to sell its operations in the U.K. through the sale of all of the issued and outstanding shares of EDJ Limited.  In connection with the sale, Edward Jones will receive an amount equal to EDJ Limited's net assets in excess of approximately £36,000 (approximately $60,000), determined as of the closing date.  EDJ Limited had net assets of approximately £44,000 (approximately $73,000) as of the date of the agreement and therefore the net assets in excess £36,000 (approximately $60,000) of at that time were approximately £8,000 (approximately $13,000).  The actual amount to be received upon closing will vary depending on the actual date of the closing.  Any losses incurred by EDJ Limited before closing will reduce net assets and therefore the excess distributed to the Partnership.  The Partnership is obligated to maintain a minimum of £36,000 (approximately $60,000) in net assets as of the closing date.An additional £5,000 (approximately $8,000) is to be paid to Edward Jones on the one-year anniversary of the closing).  In addition, Edward Jones may receive additional payments from the purchaser based on any utilization of tax loss carry-forwards in the 12 years following the closing.  Although there is no assurance that the purchaser will be able to utilize the tax loss carry-forwards and therefore that Edward Jones will receive any additional future payments.  In connection with this sale transaction, the Partnership anticipates that it will record charges ranging from approximately $70,000 to $75,000.  The charges include a loss on the sale, as well as future cash expenditures, including approximately $15,000 of contract termination costs primarily related to the head office lease.  In addition, Edward Jones has agreed to provide certain transition services to the purchaser for up to nine months following the closing of the transaction.  The Partnership anticipates the transaction, which is subject to receipt of necessary regulatory approvals by the FSA and other customary closing conditions, to close in the fourth quarter of 2009 or in the first quarter of 2010.  The major categories of assets and liabilities as of September 25, 2009 and December 31, 2008 related to EDJ Limited are as follows:

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements, continued

	(Unaudited)
	September 25,	December 31,
(Dollars in millions)	2009	2008

Cash and cash equivalents including segregated cash	$128.5	$71.8
Receivables	11.6	6.6
Securities owned, at fair value	2.7	8.2
Equipment, property and improvements, at cost,
net of accumulated depreciation	9.6	8.1
Other assets	3.2	2.9

TOTAL ASSETS	$155.6	$97.6

Payables	70.3	41.7
Securities sold, not yet purchased, at fair value	0.4	2.1
Accounts payable and accrued expenses	13.3	12.3

TOTAL LIABILITIES	$84.0	$56.1

NET ASSETS	$71.6	$41.5

In October 2009, the Partnership entered into a $30,000 financing agreement with three banks to fund the purchases of office equipment.  This financing agreement will be paid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of LIBOR and is secured by the equipment being financed.  On October 30, 2009, the Partnership drew $13,671 on this agreement to fund the purchase of branch office equipment.  Additional amounts are expected to be executed in future periods to fund additional purchases of office equipment.

Subsequent to September 25, 2009, an additional $5,000 was drawn on the Partnership's $120,000 revolving unsecured line of credit resulting in $79,000 total outstanding on the revolving unsecured line of credit as of November 6, 2009.

PART I.FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2009 AND SEPTEMBER 26, 2008

As noted in the Partnership's second quarter Form 10-Q filing for the three months ended June 26, 2009, the Partnership has not been immune to the weakening economic conditions and market turmoil that has occurred since September 2008.  Although the market conditions have recently improved, the quarter to date results as of September 25, 2009 are down as compared to the same period last year due to the significant market declines related to the severe economic contraction that occurred towards the end of 2008 and into 2009.   This discussion compares the three months ended September 25, 2009 to the three months ended September 26, 2008.

Net revenue decreased 5% ($43.5 million) to $886.9 million for the third quarter of 2009 as compared to the third quarter of 2008, primarily due to reduced trade revenue, net interest income and asset fees, which were partially offset by increases in account and activity fee revenue and other revenue.  For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Compensation and benefits expenses decreased primarily due to reduced revenues and reduced Partnership profitability.  Remaining operating expenses (excluding compensation and benefits expenses) decreased primarily due to the Partnership's focus on reducing operating costs.  The Partnership added 220 financial advisors, an increase of 2% during the three months ended September 25, 2009 and September 26, 2008, compared to an increase of 217 financial advisors during the three months ended September 26, 2008.  During the twelve months ended September 25, 2009, the Partnership added 877 financial advisors ending the period with 12,777 financial advisors, an increase of 7% from 11,900 as of September 26, 2008.

Income before allocations to partners decreased 30% ($22.2 million) to $50.6 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 5.6% in the third quarter of 2009 from 7.7% in the third quarter of 2008.

Trade Revenue

Trade revenue comprised 55% of net revenue for the third quarters of both 2009 and 2008.  Conversely, net fee revenue comprised 45% for the third quarters of both 2009 and 2008.

Trade revenue of $488.2 million, which consists of revenue from commissions, principal transactions and investment banking, decreased 5% ($26.0 million) compared to the third quarter of 2008.  The decrease in trade revenue was due to a decrease in customer dollars invested (the principal

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

amount of customer buy and sell transactions generating a commission) in the third quarter of 2009 compared to the third quarter of 2008, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $21.1 billion during the third quarter of 2009, a 27% ($7.9 billion) decrease from the third quarter of 2008.  The Partnership's margin earned on each $1,000 invested increased to $23.10 for the third quarter of 2009 from $17.80 for the third quarter of 2008. This increase was caused by customers shifting from lower margin certificate of deposit products to higher margin equity and mutual fund products.

Commissions revenue decreased 6% ($23.5 million) for the third quarter of 2009 to $349.6 million due to a decrease in customer dollars invested partially offset by an increase in margins earned.  Customer dollars invested decreased 10% ($1.5 billion) to $13.5 billion.  The Partnership's margin earned on commission generating transactions for each $1,000 invested increased to $25.90 during the third quarter of 2009 from $24.90 during the third quarter of 2008.  The overall decrease in commissions revenues in the third quarter of 2009 was a result of customers investing less in mutual fund and insurance products compared to the same period last year.

The following table summarizes commissions revenue quarter-over-quarter:

(Dollars in millions)	Three Months Ended
	September 25,	September 26,	$	%
	2009	2008	Change	Change
Mutual funds	$199.5	$219.2	$(19.7)	(9)
Equities	83.5	77.1	6.4	8
Insurance	66.1	76.7	(10.6)	(14)
Corporate bonds	0.5	0.1	0.4	400
	$349.6	$373.1	$(23.5)	(6)

Principal transactions revenue decreased 11% ($14.5 million) to $115.4 million compared to the third quarter of 2008.  Customers invested $6.8 billion in products that resulted in principal transactions revenue in the third quarter of 2009, a 50% decrease compared to $13.6 billion in the third quarter of 2008.  The Partnership’s margin earned on these products for each $1,000 invested increased to $16.70 during the third quarter of 2009 from $9.70 during the third quarter of 2008 primarily due to a shift into higher margin, tax-free fixed income products from lower margin certificates of deposit.  Certificates of deposit are the Partnership's lowest margin product averaging $3.20 per $1,000 invested in the current quarter.  In the third quarter of 2009, revenue from municipal bonds increased 1% ($0.9 million), unit investment trusts increased 463% ($16.2 million) and government bonds increased 32% ($1.6 million), while corporate bonds decreased 57% ($16.5 million), certificates of deposit decreased 65% ($14.9 million) and collateralized mortgage obligations decreased 44% ($1.8 million).  Unit investment trusts revenue increased because of an increase in traditional tax free trusts and the introduction of a new trust for taxable municipal bonds.  Corporate bonds revenue decreased as a result of reduced activity due to the current interest rate and market environment as well as a shift from customers investing in taxable corporate bonds to investing in taxable municipal bonds.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes principal transactions revenue quarter-over-quarter:

(Dollars in millions)	Three Months Ended
	September 25,	September 26,	$	%
	2009	2008	Change	Change
Municipal bonds	$66.2	$65.3	$0.9	1
Unit investment trusts	19.7	3.5	16.2	463
Corporate bonds	12.5	29.0	(16.5)	(57)
Certificates of deposit	8.1	23.0	(14.9)	(65)
Government bonds	6.6	5.0	1.6	32
Collateralized mortgage obligations	2.3	4.1	(1.8)	(44)
	$115.4	$129.9	$(14.5)	(11)

Investment banking revenue increased 108% ($12.1 million) to $23.3 million compared to the third quarter of 2008 primarily because of increased unit investment trust underwriting and taxable municipal bond offerings in the current quarter.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 4% ($17.5 million) to $398.6 million compared to the third quarter of 2008.

Asset fees decreased 9% ($24.3 million) to $251.7 million due primarily to a decrease in the market value of customer mutual fund assets held resulting from the significant decline in asset values which is a reflection of the decline in the stock market as compared to September 2008.  This decrease was partially offset by an increase in Advisory Solutions program revenue, which was first offered by the Partnership in June 2008.  This program provides investment advisory services to its customers for a monthly fee based upon the customers' average asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds.  The revenue from the Advisory Solutions program was $43.2 million for the third quarter of 2009 as compared to $5.6 million for the third quarter of 2008, a $37.6 million increase, due to the increase in customer dollars invested in Advisory Solutions.  Gross customer dollars invested in the Advisory Solutions program were $7.4 billion for the third quarter of 2009.  This was an increase of 95% ($3.6 billion) compared to $3.8 billion for the same period of 2008.

The following table summarizes average U.S. customer asset values quarter-over-quarter, which relate to U.S. asset fee revenue representing the vast majority of consolidated asset fee revenue for the three months ended September 25, 2009.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in billions)	Average U.S. customer asset
	values as of
	September 25,	September 26,	$	%
	2009	2008	Change	Change
Mutual fund assets held outside
of Advisory Solutions	$228.5	$265.8	$(37.3)	(14)
Money market	20.8	22.7	(1.9)	(8)
Insurance	38.2	39.3	(1.1)	(3)
Advisory Solutions	14.2	2.1	12.1	576
	$301.7	$329.9	$(28.2)	(9)

As a 49.5% limited partner of Passport Research Limited, the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Beginning in March 2009, the investment advisor has voluntarily chosen to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds due to the current low interest rate environment.  This reduction in fees reduced the Partnership's revenue by $18.0 million in the third quarter of 2009.  Depending upon the overall interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods.

Account and activity fees of $125.3 million increased 5% ($5.8 million) quarter-over-quarter.  Revenue received from sub-transfer agent services performed for mutual fund companies decreased 3% ($1.8 million) to $67.2 million.  In addition, retirement account fees increased 6% ($1.9 million) to $32.7 million for the third quarter of 2009 compared to the third quarter of 2008, primarily due to an increase in the number of retirement accounts.

Net interest and dividend income decreased 51% ($15.2 million) to $14.6 million compared to the third quarter of 2008 primarily because of a decrease in interest rates.  Interest income from cash and investments segregated under federal and other regulations and securities purchased under agreements to resell decreased 82% ($9.6 million).  The average funds invested in cash and cash equivalents, cash and investments segregated under federal and other regulations and securities purchased under agreements to resell during the third quarter of 2009 were $3.0 billion compared to $2.2 billion in the third quarter of 2008.  The average rate earned on these investments decreased to 0.26% during the third quarter of 2009 from 2.06% during the third quarter of 2008.  The rates earned on these investments trended down throughout 2008 and into the first quarter of 2009 with the most significant declines toward the end of 2008, and have remained at historically low rates through the third quarter of 2009.  Additionally, interest income from customer loans decreased 18% ($5.7 million) to $25.5 million.  The average aggregate customer loan balance in the third quarter of 2009 decreased 9% ($180 million) to $1.9 billion, and the average rate earned on those customer loan balances decreased as a result of the decline in interest rates during the past year to approximately 5.29% during the third quarter of 2009 from 5.91% during the third quarter of 2008.  In addition, interest expense decreased 20% ($3.5 million) to $14.1 million during the third quarter of 2009 primarily due to reductions in customer credit interest and bank interest expense.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Other revenue increased $16.2 million quarter-over-quarter.  The increase between quarters is primarily attributable to gains resulting from an increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan and foreign currency translation gains.  The investments held related to the non-qualified deferred compensation plan increased in fair value by $7.3 million during the three months ended September 25, 2009, versus a decrease of $6.1 million in the same period last year, resulting in a $13.4 million increase in revenue between the comparable quarters.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, resulting in no impact to the Partnership's income before allocations to partners.  The translation of the Partnership's foreign subsidiary financial statements from local currencies to U.S. dollars resulted in a $1.9 million loss during the third quarter of 2009 compared to a $5.3 million loss in the third quarter of 2008, resulting in a $3.4 million increase in other revenue.  The Partnership records foreign currency gains or losses when it translates the balance sheets of its Canadian and U.K. subsidiaries from local currency into U.S. dollars.  When the U.S. dollar strengthens against the Canadian dollar and the British pound, the Partnership records a loss.  Likewise, when the U.S. dollar weakens against the Canadian dollar and the pound, the Partnership records a gain.

Operating Expenses

Operating expenses decreased 2% ($21.3 million) to $836.2 million compared to the third quarter of 2008.  Compensation and benefits costs decreased $2.3 million, net of the $13.5 million increase related to the Partnership's non-qualified deferred compensation plan mentioned above, to $573.4 million.  Within compensation and benefits costs, financial advisor compensation decreased 1% ($3.2 million) due to decreased trade revenues and service fee revenue, while financial advisor salary and subsidy increased 5% ($1.9 million) as a result of new financial advisor compensation programs as well as an increased number of financial advisors participating in the programs.  Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin.  In the third quarter of 2009, variable compensation decreased 17% ($6.5 million) as compared to the third quarter of 2008.  Headquarters salary and benefit expense increased 2% ($1.9 million) to $86.3 million in the third quarter of 2009.  Branch salary and benefit expense increased 4% ($4.1 million) to $110.6 million.  Salary and benefit costs increased as the Partnership grew its financial advisor network.

On a full-time equivalent basis, the Partnership had 5,061 headquarters associates and contractors and 12,427 branch staff associates as of September 25, 2009, compared to 5,253 headquarters associates and contractors and 11,929 branch staff associates as of September 26, 2008.   The decrease in headquarter associates and contractors during the past year is primarily the result of reduced Information System and other third-party contractors due to the Partnership's efforts to reduce costs.  The increase in branch associates is to directly support the increased number of financial advisors.

Occupancy and equipment expense increased 6% ($4.8 million) to $84.9 million compared to the third quarter of 2008 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

The remaining operating expenses decreased 12% ($23.9 million) to $177.9 million compared to the third quarter of 2008 primarily due to the Partnership's focus on reducing operating costs most notably in the communications and data processing, advertising and other operating expense categories.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2009 AND JUNE 26, 2009

As noted above, the Partnership has not been immune to the weakening economic conditions and market turmoil that has occurred over the past year.  Although the Partnership is still experiencing the impact of weak economic conditions, the Partnership's net revenue has improved from the second quarter of 2009 due to the continued recovery in the stock market.  The Dow Jones Industrial Average was up 15% for the quarter, which marked the best quarterly gain since the fourth quarter of 1998.  The overall market recovery has resulted in market averages being up over 50% from their low in March 2009, but still down 33% from the high reached in October 2007.  This discussion compares the third quarter of 2009 to the second quarter of 2009 to provide a more current comparison than a year-over-year comparison.

Net revenue increased 2% ($20.2 million) in the third quarter of 2009 to $886.9 million as compared to $866.7 million in the second quarter of 2009.

Trade revenue of $488.2 million increased 2% ($7.8 million) from $480.4 million for the third quarter of 2009.  The increase in trade revenue was primarily the result of an increase in the margin earned on overall customer dollars invested in the third quarter of 2009, which was partially offset by a decrease in customer dollars invested.  Total customer dollars invested were $21.1 billion during the third quarter of 2009, a 3% ($0.7 billion) decrease from the second quarter of 2009.  The Partnership's margin earned on each $1,000 invested increased to $23.10 for the third quarter of 2009 from $22.00 for the second quarter of 2009, primarily due to a shift in product mix to higher margin mutual fund products from lower margin certificates of deposit.

Net fee revenue of $398.7 million for the third quarter of 2009 increased 3% ($12.4 million) as compared to $386.3 million for the second quarter of 2009.  The primary drivers of this increase were increased asset fee revenue of $25.9 million, due to the increase in the third quarter of 2009 in the market value of the assets on which the fees are earned in addition to an increase in Advisory Solutions revenue, which increased 84% ($19.7 million) quarter-over-quarter.  This increase was partially offset by a decrease of $13.3 million in foreign currency gains, as a result of translating foreign balance sheets to U.S. dollars for consolidated reporting.

Operating expenses increased 4% ($34.7 million) to $836.3 million for the third quarter of 2009 from $801.6 million for the second quarter of 2009.  This increase in operating expenses was primarily the result of higher compensation and benefits costs due to increased revenue subject to payout to financial advisors and variable compensation in the third quarter of 2009, partially offset by decreases in communications and other operating expenses resulting from increased cost savings measures.

Income before allocations to partners decreased 22% ($14.5 million) in the third quarter of 2009 to $50.6 million as compared to $65.2 million in the second quarter of 2009, primarily as a result of an increase in variable compensation, which is based on the Partnership's profit margin, quarter over quarter.  This increase in variable compensation was attributed to additional bonus expense recorded in the third quarter for financial advisors, branch staff and headquarters associates, which is based on the Partnership's profit margin.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2009 AND SEPTEMBER 26, 2008

As of the end of the third quarter of 2009, the stock market has significantly improved from the severe decline that the market experienced beginning in the third quarter of 2008, which had caused investors to sell securities and purchase more conservative products such as certificates of deposit and other fixed income products.  This discussion incorporates the impact of the improving conditions on the Partnership's results of operations in the later portion of the nine months ended September 25, 2009 as compared to the declining conditions in the later portion of the nine months ended September 26, 2008.

For the first nine months of 2009, net revenue decreased 14% ($402.2 million) to $2.5 billion, which was primarily attributable to decreased trade revenue, asset fee revenue and net interest income, which were partially offset by an increase in account and activity fee revenue and other revenue.  For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Compensation and benefits expenses decreased primarily due to reduced revenues and reduced Partnership profitability.  Remaining operating expenses (excluding compensation and benefits expenses) decreased primarily due to the Partnership's focus on reducing operating costs.  The Partnership added 622 financial advisors, and increase of 5%, during the nine months ended September 25, 2009, compared to an increase of 6%, or 698 financial advisors, during the nine months ended September 26, 2008.  During the twelve months ended September 25, 2009, the Partnership added 877 financial advisors ending the period with 12,777 financial advisors, an increase of 7% from 11,900 as of September 26, 2008.

Income before allocations to partners decreased 45% ($122.6 million) to $152.1 million.  The Partnership’s profit margin based on income before allocations to partners decreased to 5.9% for the first nine months of 2009 from 9.1% in the first nine months of 2008.

Trade Revenue

Trade revenue comprised 56% of net revenue for the first nine months of both 2009 and 2008.  Conversely, net fee revenue comprised 44% for the first nine months of 2009 and 2008.

Trade revenue of $1.4 billion decreased 14% ($230.7 million) during the first nine months of 2009 compared to the same period in the prior year.  This decrease in trade revenue was due to a decrease in customer dollars invested (the principal amount of customers' buy and sell transactions generating a commission) and two less business days in the first nine months of 2009, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $65.2 billion during the first nine months of 2009, a 25% ($21.3 billion) decrease from the first nine months of 2008 primarily caused by current market conditions and weakened investor confidence.  The Partnership's margin earned on each $1,000 invested increased to $22.00 for the first nine months of 2009 from $19.30 in 2008.  This increase was caused by customers shifting from lower margin certificate of deposit products to higher margin insurance and fixed income products.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions revenue decreased 19% ($238.0 million) for the first nine months of 2009 to $1.0 billion.  Commissions revenue decreased year-over-year due primarily to a 21% ($10.3 billion) decrease in customer dollars invested in commission generating transactions to $39.4 billion, which was partially offset by an increase in the margin earned on customer dollars invested.  The Partnership's margin earned on each $1,000 invested increased to $25.60 for the first nine months of 2009 from $25.10 in 2008.  Underlying the decrease in commission revenues, mutual fund commissions decreased 29% ($233.6 million) and insurance commissions decreased 4% ($8.9 million), which were partially offset by an increase in equity commissions of 2% ($4.1 million).

The following table summarizes commissions revenue year-over-year:

(Dollars in millions)	Nine Months Ended
	September 25,	September 26,	$	%
	2009	2008	Change	Change
Mutual funds	$565.6	$799.2	$(233.6)	(29)
Equities	234.0	229.9	4.1	2
Insurance	208.6	217.5	(8.9)	(4)
Corporate bonds	0.7	0.3	0.4	133
	$1,008.9	$1,246.9	$(238.0)	(19)

Principal transactions revenue decreased 5% ($20.6 million) to $360.6 million compared to the first nine months of 2008, primarily attributable to a decrease in customer dollars invested, partially offset by an increase in the margin earned on overall customer dollars invested.  Customers invested $23.8 billion in products that resulted in principal transactions revenue in the first nine months of 2009 compared to $35.5 billion in the first nine months of 2008.  The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.10 during the first nine months of 2009 from $10.80 during the first nine months of 2008 primarily a result of a shift into higher margin, longer-term fixed income products from lower margin certificates of deposit.  Year-over-year, revenue from municipal bonds increased 9% ($17.5 million), unit investment trust revenue increased 238% ($28.5 million), and government bond revenue increased 25% ($3.8 million), while revenue from corporate bonds decreased 45% ($47.5 million), certificate of deposit revenue decreased 42% ($19.1 million), and revenue from collateralized mortgage obligations decreased 33% ($3.8 million).  The increase in municipal bonds revenue was due to the attractive yields on municipal bonds relative to treasury securities.  In addition, unit investment trusts revenue increased because of an increase in traditional tax free trusts and the introduction of a new trust for taxable municipal bonds.  Corporate bonds revenue decreased as a result of reduced activity due to the current interest rate and market environment as well as a shift from taxable corporate bonds to taxable municipal bonds.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes principal transaction revenue year-over-year:

(Dollars in millions)	Nine Months Ended
	September 25,	September 26,	$	%
	2009	2008	Change	Change
Municipal bonds	$208.6	$191.1	$17.5	9
Corporate bonds	57.8	105.3	(47.5)	(45)
Unit investment trusts	40.5	12.0	28.5	238
Certificates of deposit	26.6	45.7	(19.1)	(42)
Government bonds	19.3	15.5	3.8	25
Collateralized mortgage obligations	7.8	11.6	(3.8)	(33)
	$360.6	$381.2	$(20.6)	(5)

Investment banking revenue increased 77% ($27.9 million) compared to the first nine months of 2008 to $64.0 million, due primarily to increased unit investment trust underwriting and taxable municipal bond offerings in the current year.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 13% ($171.5 million) to $1.1 billion compared to the first nine months of 2008.

Asset fees decreased 19% ($163.8 million) to $681.4 million due primarily to a decrease in the market value of customer mutual fund assets held resulting from the significant decline in asset values which is a reflection of the decline in the stock market as compared to September 2008.  This decrease was partially offset by an increase in the Advisory Solutions program revenue, which was first offered by the Partnership in June 2008.  This program provides investment advisory services to its customers for a monthly fee based upon the customers' average asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds.  The revenue from the Advisory Solutions program was $80.7 million for the first nine months of 2009 as compared to $5.8 million for the first nine months of 2008, a $74.9 million increase.  Gross customer dollars invested in the Advisory Solutions program were $12.0 billion for the nine months ended September 25, 2009.  This was an increase of 186% ($7.8 billion) compared to $4.2 billion for the same period of 2008.  The value of customer assets in the Advisory Solutions program was $18.1 billion as of September 25, 2009 compared to $4.0 billion as of September 26, 2008.

The following table summarizes average U.S. customer asset values for the first nine months of 2009 compared to the first nine months of 2008, which relate to U.S. asset fee revenue representing the vast majority of consolidated asset fee revenue for the nine months ended September 25, 2009.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in billions)	Average U.S. customer asset
	values as of
	September 25,	September 26,	$	%
	2009	2008	Change	Change
Mutual fund assets held outside
of Advisory Solutions	$206.4	$276.8	$(70.4)	(25)
Money market	21.8	23.2	(1.4)	(6)
Insurance	34.7	40.4	(5.7)	(14)
Advisory Solutions	9.0	1.3	7.7	592
	$271.9	$341.7	$(69.8)	(20)

As a 49.5% limited partner of Passport Research Limited, the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Beginning in March 2009, the investment advisor has voluntarily chosen to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds due to the current low interest rate environment.  This reduction in fees reduced the Partnership's revenue by $29.7 million in the first nine months of 2009.  Depending upon the overall interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods.

Account and activity fees of $366.7 million increased 4% ($12.6 million) year-over-year.  Revenue received from sub-transfer agent services performed for mutual fund companies decreased $2.2 million to $201.7 million.  In addition, retirement account fees increased 6% ($5.4 million) to $95.5 million compared to the first nine months of 2009, due primarily to an increase in the number of U.S. retirement accounts.

Net interest and dividend income decreased 61% ($60.2 million) to $38.4 million year-over-year due primarily to a decrease in interest rates.  Interest income from cash and cash equivalents, cash and investments segregated under federal and other regulations and securities purchased under agreements to resell decreased 89% ($39.3 million).  The average funds invested in cash and cash equivalents, cash and investments segregated under federal and other regulations and securities purchased under agreements to resell during the first nine months of 2009 was $3.1 billion, compared to $2.3 billion in the first nine months of 2008.  The average rate earned on these investments decreased to 0.21% during the first nine months of 2009 from 2.50% during the first nine months of 2008.  Additionally, interest income from customer loans decreased 24% ($22.9 million) to $71.7 million.  The average aggregate customer loan balance decreased 6% ($129.9 million) to $1.9 billion, and the average rate earned on those customer loan balances decreased as a result of the decline in interest rates during the past year to approximately 5.17% during the first nine months of 2009 from approximately 6.34% during the first nine months of 2008.  In addition, interest expense decreased 22% ($12.2 million) to $43.4 million during the first nine months of 2009 due primarily to reductions in customer credit interest and bank interest expense.

Other revenue increased $39.8 million year-over-year.  The increase between years is primarily attributable to the increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan and foreign currency translation gains.  The investments held related to the non-qualified deferred compensation plan increased in fair value by $11.0 million through September 25, 2009, versus a decrease of

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

$13.7 million in the same nine-month period last year, resulting in a $24.7 million increase in revenue year-over-year.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no impact to the Partnership's income before allocations to partners.  The translation of the Partnership's foreign subsidiary financial statements from local currencies to U.S. dollars resulted in a $7.7 million gain during the first nine months of 2009 compared to a $5.2 million loss in the same period of 2008, resulting in a $12.9 million increase in revenue.  The Partnership records foreign currency gains or losses when it translates the balance sheets of its Canadian and U.K. subsidiaries from local currency into U.S. dollars.  When the U.S. dollar strengthens against the Canadian dollar and the pound, the Partnership records a loss.  Likewise, when the U.S. dollar weakens against the Canadian dollar and the British pound, the Partnership records a gain.

Operating Expenses

Operating expenses decreased 10% ($279.6 million) to $2.4 billion compared to the first nine months of 2008.  Compensation and benefits costs decreased 12% ($212.2 million), net of the $24.7 million increase related to the Partnership's non-qualified deferred compensation plan mentioned above, to $1.6 billion.  Within compensation and benefits costs, financial advisor compensation decreased 14% ($132.5 million) due to decreased trade and service fee revenues, while financial advisor salary and subsidy increased 10% ($12.1 million) as a result of new financial advisor compensation programs as well as an increased number of financial advisors participating in the programs.  Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin.  In the first nine months of 2009, variable compensation decreased 66% ($114.8 million) as compared to the first nine months of 2008.  Headquarters salary and fringe expense increased 5% ($11.3 million) to $255.7 million year-over-year.  Branch salary and fringe benefit expense increased 5% ($13.9 million) to $324.9 million.  Headquarters and branch salary and fringe benefit expense increased due to increased salary and benefit costs as the Partnership expands its financial advisor network.

On a full-time equivalent basis, the Partnership had 5,061 headquarters associates and contractors and 12,427 branch staff associates as of September 25, 2009, compared to 5,253 headquarters associates and contractors and 11,929 branch staff associates as of September 26, 2008.  The decrease in headquarter associates and contractors during the past year is primarily the result of reduced Information System and other third-party contractors due to the Partnership's efforts to reduce costs.  The increase in branch associates is to directly support the increased number of financial advisors.

Occupancy and equipment expense increased 6% ($13.4 million) to $247.0 million compared to the first nine months of 2008 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

The remaining operating expenses decreased 13% ($80.8 million) primarily due to the Partnership's focus on reducing operating costs, most notably in the communications and data processing, advertising and other operating expense categories.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

FOREIGN OPERATION MATTERS

During the second quarter of 2009, the Partnership's Canadian subsidiary became self-clearing.  In this new self-clearing environment, the Canadian subsidiary no longer relies on National Bank Correspondent Network and National Bank Financial for processing customer transactions and maintaining the related customer books and records.  The Canadian subsidiary has become the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting, and statements.  Trades are executed by the Canadian subsidiary directly with the Toronto Stock Exchange or other venues, and the firm has become a member of the Canadian Depository of Securities and FundServ for clearing and settlement of transactions.  In order to support this new self-clearing environment, the Canadian subsidiary executed agreements with Broadridge Financial Solutions, Inc. to provide the securities processing systems along with other agreements with other providers to perform selected services.

As of July 29, 2009, the FSA approved the EDJ Limited's request to become a limited license firm, at which point the U.K. subsidiary's fixed income trading is done on an agency basis only.  See Subsequent Events note for further details of the U.K. subsidiary.

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

The Partnership derived 56% of its total revenue from sales and services related to mutual fund and annuity products in the first nine months of 2009 and 64% in the first nine months of 2008.  The Partnership derived approximately 34% of its total revenue for the first nine months of 2009 and 35% of its total revenue for the first nine months of 2008 from one mutual fund vendor.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

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

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's capital subject to mandatory redemption at September 25, 2009, excluding the reserve for anticipated withdrawals, was $1.4 billion, an increase of $29.2 million from December 31, 2008.  The increase in the Partnership's capital subject to mandatory redemption is primarily due to the retention of General Partner earnings ($32.8 million) and the issuance of subordinated limited partner interests ($25.3 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($14.5 million, $5.9 million and $8.5 million, respectively).  It has been the Partnership's practice to retain approximately 28% of income allocated to General Partners.  During the first nine months of 2009 and 2008, the Partnership retained 27.6% of income allocated to General Partners.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership.  In the event of a partner’s death, the Partnership must redeem the partner’s capital within six months of death.  Limited partners withdrawing from the Partnership due to the partner's termination or resignation from the Partnership are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital or redeemed by the Partnership.  Subordinated limited partners are repaid their capital in four equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s managing partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership's available liquidity and capital.  Factors that could result in an increased level of individual partner capital withdrawal requests could include reduced profitability or potential operating losses of the Partnership or financial needs of the individual partners.  To date, individual partner withdrawal requests as indicated above have not had a significant impact on the Partnership's liquidity or capital resources.

At September 25, 2009, the Partnership had $265.8 million in cash and cash equivalents.  In addition, the Partnership had $618.7 million in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $2.5 billion in cash and investments segregated under federal and other regulations, which was not available for general use.  The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of September 25, 2009, June 26, 2009 and December 31, 2008.

(Dollars in thousands)
	September 25,	June 26,	December 31,
	2009	2009	2008
Uncommitted secured	$510,000	$595,000	$745,000
Uncommitted unsecured	50,000	50,000	100,000
Committed secured	-	100,000	100,000
Total	$560,000	$745,000	$945,000

In addition to the lines of credit noted above, as of September 25, 2009, the Partnership is currently in the process of renewing lines of credit consisting of a $100.0 million uncommitted secured line of credit and a $50.0 million committed secured line of credit.  These lines of credit expired on August 12, 2009 and consisted of a $100.0 million committed secured line of credit and a $75.0 million uncommitted secured line of credit.  The

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities which serve as collateral on loans.   There were no amounts outstanding on these lines of credit at September 25, 2009 or December 31, 2008.  In addition, the Partnership did not borrow against these lines of credit during the first nine months of 2009 and 2008.  However, on October 15, 2009, the Partnership had an overnight draw in the amount of $35.0 million on an uncommitted unsecured line of credit.

In October 2009, the Partnership entered into a $30.0 million financing agreement with three banks to fund the purchases of office equipment.  This financing agreement will be paid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of LIBOR and is secured by the equipment being financed.  On October 30, 2009, the Partnership drew $13.7 million on this agreement to fund the purchase of branch office equipment.  Additional amounts are expected to be executed in future periods to fund additional purchases of office equipment.

In 2008, the Partnership entered into a $120 million revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent that the Partnership obtains permanent financing for its South Campus facility prior to this maturity date, such proceeds from this financing must be applied towards the amounts outstanding on the revolving unsecured line of credit.  However, any financing obtained on the South Campus facility will not reduce the total availability of the revolving unsecured line of credit.  As of September 25, 2009, $74.0 million was drawn on the revolving unsecured line of credit (of which $31.0 million was drawn in the first nine months of 2009) to fund the construction projects.  Subsequent to September 25, 2009, an additional $5.0 million was drawn on the revolving unsecured line of credit resulting in $79.0 million total outstanding on the revolving unsecured line of credit as of November 6, 2009.  Each draw is for a period of up to six months, at which time interest is due and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $120 million.  The weighted average interest rate for outstanding amounts under the line of credit is 1.0% as of September 25, 2009, and fluctuates with LIBOR.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  Construction activities for 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The office building at the St. Louis, Missouri, North Campus location was completed and placed into service in September 2009.  The total capitalized costs related to this building as of September 25, 2009 was $111.0 million and is included in the buildings and improvements and equipment, furniture and fixtures categories of equipment, property and improvements.  The remaining estimated costs related to this building consist of estimated costs accrued for but not yet paid, as well as costs not yet incurred primarily related to office equipment.  The parking garage at the Tempe, Arizona campus was completed and placed into service in July 2009.  The total

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

capitalized costs related to this parking garage as of September 25, 2009 was $19.6 million and is included in the buildings and improvements category of equipment, property and improvements.  The costs related to construction activities not yet placed into service are reflected in the construction in progress, which is reflected in the equipment, property and improvements line item on the Consolidated Statement of Financial Condition.  The Partnership had $110.1 million and $118.1 million in construction in progress as of September 25, 2009 and December 31, 2008, respectively.

The following table shows the estimated construction, furniture, fixtures and equipment and infrastructure costs for each construction project, the amounts associated with executed agreements, amounts paid as of September 25, 2009 and remaining estimated costs.

(All amounts in thousands)
						Estimated
						Costs
		Building/			Amounts	Remaining
		Addition			Paid as of	as of
	Completion	Square	Estimated	Executed	Sept. 25,	Sept. 25,
Construction Project	Date	Footage	Costs	Agreements	2009	2009
130 Edward Jones Blvd.
(North Campus)	September 2009	370,000	$129,147	$115,110	$107,115	$22,032

12555 Manchester addition and	Estimated
related garage (South Campus)	December 2009	225,000	137,651	119,482	97,074	40,577

Tempe Campus garage	July 2009		19,960	19,098	18,258	1,702

Total			$286,758	$253,690	$222,447	$64,311

The total estimated amount remaining of $64.3 million needed to complete the above construction projects will be financed by the remaining available balance of $41.0 million, as of November 6, 2009, on the $120.0 million revolving unsecured line of credit (which matures August 2010) and the Partnership's existing working capital. The Partnership plans to obtain additional financing in the future, including the refinancing of the $120.0 million revolving unsecured line of credit.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.  The Partnership anticipates the estimated amounts remaining to be paid of $64.3 million will be incurred and paid throughout 2009 and the first quarter of 2010.  Of this amount, the Partnership has recorded $19.8 million as accrued costs included in equipment, property and improvements in the Consolidated Financial Statements as of September 25, 2009.  In addition to the cost of expanding the home office facilities, the Partnership expects operating expenses including depreciation to increase as the new facilities are placed into service.

In addition to the construction activities previously mentioned, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location.  The costs associated with constructing this parking garage are estimated to be $24.0 million and will be paid for throughout 2010 and into the early portion of 2011 from the Partnership's existing working capital.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In the first nine months of 2009, cash and cash equivalents increased $49.1 million to $265.8 million.  Cash provided by operating activities was $339.0 million.  The primary sources of cash provided by operating activities include income before allocations to partners ($152.1 million) adjusted for depreciation expense ($68.5 million) and a net decrease in assets ($566.8 million), partially offset by a net decrease in liabilities ($448.4).  In the first nine months of 2009, cash used in investing activities was $167.3 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above.  In the first nine months of 2009, cash used in financing activities was $122.5 million, consisting primarily of partnership withdrawals and distributions ($145.7 million), redemption of partnership interests ($28.8 million), repayment of subordinated debt ($3.7 million) and repayment of long-term debt ($0.6 million), offset by the issuance of bank loans ($31.0 million) and the issuance of partnership interests ($25.3 million).

As a result of its activities as a broker-dealer, Edward Jones, the Partnership's principal subsidiary, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions.  The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  At September 25, 2009, Edward Jones' net capital of $704.2 million was 36.6% of aggregate debit items and its net capital in excess of the minimum required was $665.7 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was 36.6%.  Net capital and the related capital percentage may fluctuate on a daily basis.  At September 25, 2009, the Partnership’s foreign broker-dealer subsidiaries and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.  During the second quarter of 2009, the FSA completed a new supervisory review requirement of the ICAAP for the U.K. subsidiary of Edward Jones.  This review established an amount of required capital for the Partnership's U.K. subsidiary.  The existing capital of the U.K. subsidiary was already in excess of the increased minimum capital required by the FSA and therefore no additional capital was required to be contributed to the U.K. subsidiary as a result of the ICAAP review.  See Subsequent Events note for further details on the U.K. subsidiary.

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

A portion of the Partnership's growth in capital has historically been expanded through the sale of limited partnership interests to its employees and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities.  In October 2009, the Partnership announced its intent to undertake a registered offering of limited partnership interests during 2010.  There can be no assurance that such offering will take place in 2010 or, if it does, the amount of limited partnership interests that will be offered or purchased.  For further information on this offering, see the Current Report on Form 8-K filed with the SEC on October 13, 2009.

PART I.FINANCIAL INFORMATION

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

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with FASB ASC 450, Contingencies.  See Part II, Item 1 − Legal Proceedings, and Part I, Item 2 − Management’s Discussion and Analysis of Financial Condition and Results of Operations − Mutual Funds and Annuities for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Additionally, inflation's impact on the Partnership's operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2009, the Financial Accounting Standards Board ("FASB") launched the Accounting Standards Codification ("ASC"), a structural overhaul to U.S. GAAP that changes from a standards-based model to a topically-based model. The topics are organized by ASC number and are updated with Accounting Standards Updates ("ASUs"). ASUs will replace accounting changes that historically were issued as FASB Statements (SFASs), FASB Interpretations (FINs), FASB Staff Positions (FSPs), or other types of FASB standards.  FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105") identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States of America.  It also identifies rules and interpretive releases of the SEC under federal securities laws also as sources of authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105 did not have a material impact on the Partnership's Consolidated Financial Statements.

In April 2009, the FASB issued two pronouncements intended to provide additional application guidance and enhance disclosures about fair value measurements. The first pronouncement, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  The second position, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments, within the scope of FASB ASC 825, Financial Instruments, to interim periods.  These pronouncements were effective beginning April 1, 2009.  Adoption of these pronouncements did not have a material impact on the Partnership's Consolidated Financial Statements.

In April 2009, the FASB issued FASB ASC 855, Subsequent Events ("ASC 855").  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although this standard is based on the same principles as those that existed in previous accounting standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  Adoption of ASC 855 did not have a material impact on the Partnership's Consolidated Financial Statements.  See the "Basis of Presentation" section for this new disclosure.

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

PART I.FINANCIAL INFORMATION

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

PART I.FINANCIAL INFORMATION

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances, which were $2.0 billion as of September 25, 2009.  The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $25.0 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $5.0 million.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and overnight investments, which are comprised of cash segregated under federal and other regulations and securities purchased under agreements to resell.  The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.  Overnight investments have earned interest at an average rate of approximately 21 basis points (0.21%) for the nine months ended September 25, 2009, and therefore the financial dollar impact of further declines in rates is minimal.

PART I.FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

The Partnership maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Partnership in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Partnership’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.

An evaluation performed as of the end of the period covered by this report, provided reasonable assurance to the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, that the Partnership's disclosure controls and procedures were effective as of September 25, 2009.

There have been no changes in the Partnership's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.FINANCIAL INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information supplements the discussion in Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2009:

Tennessee Investigation.  One individual claim within the Givens, et al. v. Edward D. Jones & Co., L.P. arbitration remains.  This claim is scheduled for a hearing in January of 2010.  Another matter known as Craighead vs. Edward D. Jones & Co., et al., which was pending in state court in Tennessee, has been compelled to arbitration by the court. No arbitration has been filed to date.

FINRA Hood Investigation.  Financial Industry Regulatory Authority ("FINRA") notified Edward Jones that it has made a preliminary determination to recommend that a formal disciplinary action be brought against Edward Jones for failing to establish and maintain procedures designed to review and monitor transmittal of funds from customer accounts to third party accounts and failed to establish a reasonably adequate supervisory system.  Edward Jones has been invited to provide FINRA with a Wells submission detailing why this determination is incorrect.  This arises out of actions by a deceased Edward Jones financial advisor.

Lehman Bonds.  In October 2008, a class action suit was filed in Arkansas state court, Saline County, under Sections 11, 12(a)(2) and 15 of the 1933 Act, against certain officers and directors of Lehman Brothers Holdings, Inc. and a syndicate of underwriters, including Edward Jones, of Lehman Bonds sold pursuant to the registration statement and prospectus dated May 30, 2006 and various prospectus supplements dated October 22, 2006 and thereafter.  In November 2008, a similar suit was filed in Arkansas state court, Benton County against the same defendants stemming from the sale of 6.5% Lehman Bonds maturing October 25, 2007 pursuant to the registration statement and prospectus and prospectus supplement dated August 2, 2007 (collectively referred to as "Lehman Bonds").  Plaintiffs in both actions allege that the defendants made material misrepresentations to the purchasers of the Lehman Bonds.  While each lawsuit relates to a different series of Lehman Bonds, the plaintiffs in each suit are seeking unspecified compensatory damages, attorneys' fees, costs and expenses.  In February 2009, the United States Judicial Panel on Multidistrict Litigation transferred these two actions to the Southern District of New York ("SDNY") for coordinated or consolidated pretrial proceedings with similar actions currently pending in the SDNY.  Defendants filed a Motion to Dismiss plaintiffs' Securities Act Claims in April of 2009, which is currently pending in the SDNY.

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

PART II.FINANCIAL INFORMATION

In June 2008, the Court granted preliminary approval of the National Settlements, and Edward Jones transferred $19 million to an escrow account to fund the National Settlements (the “National Class Fund”).  The National Class Fund also included attorney’s fees, litigation expenses, enhancements, administrative costs, and any other fees or costs associated with the settlements.  This expense was charged against previously established legal expense accruals.

On January 5, 2009, the Court entered several orders relating to the National Settlements.  The Court certified a Collective Action Class and entered judgment on the federal claims asserted in the Collective Action.  The Court also granted final approval of the settlements in the State Law Class Action, and entered a judgment dismissing all claims asserted in that case.  These judgments became final on February 5, 2009, and the checks were mailed to participating class members in late February.  The National Class Fund was paid to class members on a claims-made basis and unclaimed funds were returned to Edward Jones in June of 2009.

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

PART II.FINANCIAL INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

THE JONES FINANCIAL COMPANIES, L.L.L.P.
(Registrant)

Date: November 6, 2009	/s/	James D. Weddle
James D. Weddle, Chief Executive Officer

Date: November 6, 2009	/s/	Kevin D. Bastien
Kevin D. Bastien, Chief Financial Officer
(Principal Accounting Officer)