Form 10-K
period 2009-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2010-03-31
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 0-16633
THE JONES FINANCIAL COMPANIES, L.L.L.P. _________________________________________________________________________________________________________
 (Exact name of registrant as specified in its Charter)

MISSOURI	43-1450818
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12555 Manchester Road
Des Peres, Missouri	63131
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(314) 515-2000
__________________
Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered
__________________	__________________

NONE	NONE
__________________	__________________

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [   ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]

As of February 26, 2010, 460,721 units of limited partnership interest ("Units") are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Units.

DOCUMENTS INCORPORATED BY REFERENCE     None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1.  BUSINESS

The Jones Financial Companies, L.L.L.P. (the "Partnership") is organized under the Revised Uniform Limited Partnership Act of the State of Missouri.  Unless expressly stated otherwise or the context otherwise requires, the terms "Registrant" and "Partnership" refer to The Jones Financial Companies, L.L.L.P. and any or all of its consolidated subsidiaries.  The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, the organization date of Edward D. Jones & Co., L.P. ("Edward Jones"), the Partnership's principal operating subsidiary.  Edward Jones was reorganized on August 28, 1987, which was the organization date of The Jones Financial Companies, L.L.L.P.

The Partnership's principal operating subsidiary, Edward Jones, is a registered broker-dealer primarily serving individual investors.  As the ultimate parent company of Edward Jones, the Partnership is a holding company with no direct operations.  Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.  Edward Jones conducts business in the United States of America ("U.S.") and Canada, with its customers, various brokers, dealers, clearing organizations, depositories and banks.  As of December 31, 2009, the Partnership operates in two geographic operating segments, the U.S. and Canada.  For financial information related to these two operating segments for the years ended December 31, 2009, 2008 and 2007, see Note 18 to the Consolidated Financial Statements.  In addition, the Partnership conducted business in the United Kingdom ("U.K.") through November 12, 2009 when its U.K. subsidiary was sold.  See Note 2 to the Consolidated Financial Statements for further details on this sale.

Edward Jones is a registered broker-dealer with the Financial Industry Regulatory Authority, Inc. ("FINRA") and its Canadian subsidiary, Edward Jones, an Ontario, Canada limited partnership ("Edward Jones Canada") is a registered broker-dealer with the Investment Industry Regulatory Organization of Canada ("IIROC").  As of February 26, 2010, the Partnership was composed of 348 general partners, 10,385 limited partners and 230 subordinated limited partners.

PART I
Item 1.  Business, continued

ORGANIZATIONAL STRUCTURE

At December 31, 2009, the Partnership was organized as follows:

[Missing

The Jones Financial Companies, LLLP
(MO Limited Liability Limited Partnership)
Individual General & Limited Partners
100% Wholly-Owned Subsidiary
Edward Jones Trust Company
(Federal Chartered Savings Association)
100% Wholly-Owned Subsidiary
EDJ Holding Company, Inc.
(MO Corp.)
1% General Partner Interest
99% Limited Partner Interest
Edward D. Jones & Co., LP
(MO Limited Partnership)
The Registered Broker/Dealer
100% Wholly-Owned Subsidiary
LHC, Inc.
(MO Corp.)
1% General Partner Interest
99% Limited Partner Interest
EDJ Leasing Co., LP
(MO Ltd. Ptnp.)
49.5% Ltd. Partner Interest
Passport Research Ltd.
(PA Ltd. Ptnp.)
Edward D. Jones & Co. Canada Holding Co., Inc.
(Cdn. Corp.)
100% Wholly-Owned Subsidiary
99% Limited Partner Interest
1% General Partner Interest
Edward Jones
(Ontario Limited Partnership)
100% Wholly-Owned Subsidiary
EJ Mortgage, LLC
(MO Ltd. Liability Company)
49.9% Interest
Edward Jones Mortgage LLC
(DE Ltd. Liability Company)
Other Subsidiaries and Affiliates
(Not Shown Here)

In addition to the entities in the above organizational chart, Edward Jones owns 7% of the Customer Account Protection Company Holdings, Inc. (“CAPCO”), a captive insurance group. For additional information about the Partnership's other subsidiaries and affiliates, see Exhibit 21.

During 2006, the Edward Jones affiliates, Unison Investment Trusts, L.P., d/b/a Unison Investment Trusts, Ltd. and Unison Capital Corp., Inc. were dissolved.  Also in 2006, the Partnership sold the banking related assets and liabilities of its subsidiary Boone National Savings and Loan Association F.A.  The remaining entity was renamed Edward Jones Trust Company ("EJTC") and continues the trust business that was conducted by Edward Jones Trust Company, formerly a division of Boone National Savings and Loan Association F.A.

PART I
Item 1.  Business, continued

During 2009, Edward Jones sold 100% of the issued and outstanding shares of its subsidiary, Edward Jones Limited ("EDJ Limited"), a U.K. private limited company engaged in the retail financial services business in the U.K., and dissolved the Edward Jones affiliate, Community Investment Partners III, L.P., L.L.L.P., which was a business development company.

Governance. The Partnership is a Missouri limited liability limited partnership.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as officers or directors.  Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that apply to many Securities and Exchange Commission ("SEC") reporting companies do not apply to it.  Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling the management and conduct of the Partnership’s business, and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership.  Subject to the foregoing, the Partnership is managed by its 348 general partners.  See Item 10 - Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source. The following table sets forth on a continuing operations basis, for the past three years, the sources of the Partnership's revenues by dollar amounts (all amounts in thousands).  Due to the interdependence of the activities and departments of the Partnership's investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership's operations.  Further information on revenue related to the Partnership's reportable segments is provided in Note 18 to the Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2009	2008	2007
Commissions
Mutual funds	$766,192	$946,609	$1,246,311
Listed securities	281,549	279,095	266,984
Insurance	271,605	282,336	251,368
Over-the-counter securities	41,581	44,519	56,882
Asset fees	967,386	1,061,593	1,093,579
Principal transactions	492,979	524,030	382,864
Account and activity fees	489,605	470,978	439,255
Interest and dividends	112,637	184,919	305,525
Investment banking	88,926	52,747	34,723
Other revenue (loss)	35,558	(25,572)	19,745
Total revenue	$3,548,018	$3,821,254	$4,097,236

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

Listed Securities Transactions.  The Partnership receives a commission when it acts as an agent for a customer in the purchase or sale of listed corporate securities.  These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges.  The commission is based on the value of the securities purchased or sold.

Insurance.  Edward Jones sells life insurance, long-term care insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its customers through its financial advisors who hold insurance sales licenses.  As an agent for the insurance companies, the Partnership receives commissions on the purchase price of the policies.

Over-the-Counter Securities Transactions.  Partnership activities in unlisted (over-the-counter) securities transactions are essentially similar to its activities as a broker in listed securities.  In connection with customer orders to buy or sell securities, the Partnership charges a commission for agency transactions.

Asset Fees

The Partnership earns service fees on its customers' assets which are held by the mutual fund companies and insurance companies.  The fees generally range from 15 to 25 basis points (0.15% to 0.25%) of the value of the customer assets so held.

The Partnership also earns revenue sharing from certain mutual fund and insurance vendors.  The revenue sharing agreements vary, with the investment advisors or distributors of some products paying a percentage of average assets held by the Partnership’s customers while others may pay the Partnership a fixed dollar amount or an amount based on the overall amount of sales with a given vendor.

The Partnership does not manage any mutual funds, although it is a 49.5% limited partner of Passport Research, Ltd., the advisor to certain money market funds made available to Edward Jones customers.  Revenue from this source is primarily based on customer assets in the funds.  The Partnership has registered an investment advisory program with the SEC under the Investment Advisers Act of 1940.  The registered investment advisory service is a Managed Account Program that offers a single comprehensive fee structure to qualifying customers through independent investment managers.  In addition, the Partnership introduced a new program in 2008, Advisory Solutions©, which provides investment advisory services to its customers for a monthly fee based upon their monthly asset values in the program.  This advisory program consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds.  Edward Jones assumes full investment discretion on accounts in which a customer elects a Research Model, of which there are 24 different models that are developed and managed by the Mutual Fund Research Department at Edward Jones, and limited investment discretion on accounts in which a customer elects to build a Custom Model, a model which is developed by the customer and the financial advisor for the account.

PART I
Item 1.  Business, continued

In addition to the managed account program and Advisory Solutions investment advisory programs mentioned above, the Partnership also offers trust and investment management services to its customers through EJTC.

Principal Transactions

The Partnership makes a market in over-the-counter corporate securities, municipal obligations (including general obligation and revenue bonds), U.S. government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit.  The Partnership's market-making activities are conducted with other dealers in the "wholesale" and "retail" markets where the Partnership acts as a dealer buying from and selling to its customers.  In making markets in securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions.  The Partnership maintains securities positions solely to support its business of buying and selling securities to its retail customers and does not seek to profit by engaging in proprietary trading for its own account.

Account and Activity Fees

Revenue sources include sub-transfer agent accounting services, Individual Retirement Account ("IRA") custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services, including maintaining customer account information and providing other administrative services for the mutual funds.  Edward Jones is also the custodian for its IRA accounts and charges customers an annual fee for its services.  Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors, which are based on a specified number of basis points on the Partnership’s current year fund sales.  The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and through a co-branded credit card with a major credit card company.  In addition, the Partnership earns transaction fee revenue relating to customer purchases and sales of securities.

Interest and Dividends

Interest and dividend income is earned primarily on margin account balances, cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreement to resell, inventory securities and investment securities.  Loans secured by securities held in customer margin accounts provide a source of income to the Partnership.  The Partnership is permitted to use securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts as collateral for the borrowings.  The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

The Partnership is exposed to market risk for changes in interest rates and market prices on its inventory and investment securities.  The Partnership's interest income is impacted by the level of interest rates it charges its customers, the interest rate earned on overnight investments and the level of customers' loan balances and credit balances.

PART I
Item 1.  Business, continued

Investment Banking

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

Unlike many larger firms against which the Partnership competes, the Partnership historically has not, and does not presently engage in other investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to corporations.

In the case of an underwritten offering managed by the Partnership, the Syndicate and Investment Banking departments may form underwriting syndicates and work with the branch office network for sales of the Partnership's own participation and with other members of the syndicate in the pricing and negotiation of other terms.  In offerings managed by others in which the Partnership participates as a syndicate member, these departments serve as active coordinators between the managing underwriter and the Partnership's branch office network.

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

Significant Revenue Source

As of December 31, 2009, Edward Jones distributed mutual funds for approximately 75 mutual fund sponsors, including American Funds Distributors, Inc. which represents 25% of the Partnership's total revenue for the year ended December 31, 2009.  This revenue consisted of commissions, asset fees and account and activity fees, which are described above.  All of the revenue generated from this vendor relates to business conducted with the Partnership's U.S. segment.

BUSINESS OPERATIONS

Research Department.  The Partnership maintains a Research Department to provide specific investment recommendations and market information for retail customers.  The Department supplements its own research with the services of an independent research service.  In addition, the Research Department provides recommendations for asset allocation, portfolio rebalancing and investment selections for Advisory Solutions customer accounts.

Customer Account Administration and Operations.  Operations associates are responsible for activities relating to customer securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations.  These activities include receipt, identification,

PART I
Item 1.  Business, continued

and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, custody of customer securities and the handling of margin accounts.  The Partnership processes substantially all of its own transactions.

During 2009, the Canadian broker-dealer began self-clearing and terminated its introducing/carrying agreement with National Bank Correspondent Network ("NBCN") and National Bank Financial ("NBF").  The Partnership has an agreement with Broadridge Financial Solutions, Inc. ("Broadridge") to provide the securities processing systems formerly provided by NBCN.  The Partnership also has an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by customers in their individual retirement accounts.  Except for the facilitation of a Managed Account Program, the Partnership no longer relies on NBCN and NBF for processing customer transactions or maintaining the related customer books and records.  The Partnership is the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting and statements.

The Partnership, as a self-clearing broker-dealer in Canada, handles the routing and settlement of customer transactions.  The Partnership became a member of the Canadian Depository of Securities ("CDS") and FundServ for clearing and settlement of transactions.  CDS effects clearing of securities on the Toronto, Montreal and Toronto Stock Exchange ("TSX") Venture stock exchanges.  Customer securities on deposit are also held with CDS.

It is important that the Partnership maintain current and accurate books and records for financial reporting as well as regulatory compliance.  To expedite the processing of orders, the Partnership's branch office system is linked to a headquarters office through an extensive communications network.  Orders for securities are generally captured at the branch electronically, routed to headquarters and forwarded to the appropriate market for execution.  The Partnership's processing of paperwork following the execution of a security transaction is automated and operations are generally on a current basis.

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes.  The Partnership records transactions and posts its books on a daily basis.  The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various customer account information, and cash and security receipts functions.  Headquarters personnel including operations and compliance personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations.  Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations ("SROs").

The Partnership clears and settles virtually all of its listed and over-the-counter equities, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through the National Securities Clearing Corporation ("NSCC"), Fixed Income Clearing Corporation ("FICC") and Depository Trust Company ("DTC"), which are all subsidiaries of the Depository Trust and Clearing Corporation and are located in New York, New York.

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with the DTC in lieu of maintaining physical custody of the certificates.  The Partnership also uses a major bank for custody and settlement of treasury securities and Government National Mortgage Association (“GNMA”), Federal National

PART I
Item 1.  Business, continued

Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) issues.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC, DTC, FICC, and CDS.  Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership's customers.

Broadridge, along with its U.S. business, Securities Processing Solutions, U.S., and its international business, Securities Processing Solutions, International, provide automated data processing services for customer account activity and related records for the U.S. and Canada, respectively.  The Partnership does not employ its own floor broker for transactions on exchanges.  The Partnership has arrangements with other brokers to execute the Partnership's transactions in return for a commission based on the size and type of trade.  If, for any reason, any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss.  To the extent that the Partnership would not be able to meet the obligations to the customers, such customers might experience delays in obtaining the protections afforded them.

In the event of Partnership insolvency, customers are protected from the loss of securities and cash held by Edward Jones through the Securities Investors Protection Corporation ("SIPC") in the U.S. and Canadian Investor Protection Fund ("CIPF") in Canada.  For customers in the U.S., SIPC provides $500,000 of coverage for securities, including $100,000 for claims of cash awaiting investment.  For customers in Canada, CIPF limits coverage to CAD$1,000,000 in total, which can be any combination of securities and cash.

Throughout 2009, the Partnership maintained additional protection for U.S. customers provided by Underwriters at Lloyd's.  The additional protection contract provided by Underwriters at Lloyd's protects customers' accounts in excess of the SIPC coverage subject to specified limits.  This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of customer securities up to an aggregate limit of $1 billion for covered claims of all customers of Edward Jones.  Market losses are not covered by SIPC or the additional protection.  Effective in February 2010, the aggregate protection limit for all claims changed from $1 billion to $900 million.

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate.  The possibility of securities thefts is an industry-wide risk.  The Partnership has not had, to date, a significant problem with such thefts, other than in connection with the Tennessee matter described in Item 3 – Legal Proceedings.  The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

Employees.  The Partnership has approximately 40,500 full and part-time employees, including its 348 general partners and 12,662 financial advisors as of February 26, 2010.  The Partnership's financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership has in the past paid bonuses to its non-registered employees on a discretionary basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

PART I
Item 1.  Business, continued

Employees of the Partnership are bonded under a blanket policy as required by NYSE rules.  The annual aggregate amount of coverage is $50.0 million, subject to a $2.0 million deductible provision per occurrence.

The Partnership maintains an initial training program for prospective financial advisors that spans nearly four months which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, the U.S. trainee spends nearly two months studying Series 7 and Series 66 examination materials and taking the examinations.  In Canada, financial advisors have the requisite examinations completed prior to being hired.  After passing the requisite examinations, trainees spend one week in a comprehensive training program in one of the Partnership's headquarter training facilities followed by seven weeks of on-the-job training in their market and in a nearby branch location.  This training includes reviewing investments, compliance requirements, office procedures and understanding customer needs, plus establishing a base of potential customers.  One final week is then spent in a headquarter training facility to complete the initial training program.  Five months later, the financial advisor attends an additional training class in a headquarter location, and subsequently, the Partnership offers periodic continuing training to its experienced financial advisors for the entirety of their career.  Training programs for the more experienced financial advisors focus on meeting customer needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Branch Office Network.  The Partnership operated 11,207 branch offices as of February 26, 2010, primarily staffed by a single financial advisor and a branch office assistant.  Of this total, the Partnership operated 10,584 offices in the U.S. (located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs) and operated 623 offices in Canada.

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

Regulation.  The securities industry in the U.S. is subject to extensive regulation under both federal and state laws.  The SEC is the federal agency responsible for the administration of the federal securities laws.  The Partnership's principal subsidiary is registered as a broker-dealer and investment advisor with the SEC.  Much of the regulation of broker-dealers has been delegated to SROs, principally FINRA.  FINRA is the securities industry's self-regulated body as a result of the consolidation of the NASD and NYSE Member Regulation effective July 30, 2007,

PART I
Item 1.  Business, continued

which has been designated by the SEC as the Partnership's primary regulator.  FINRA adopts rules (which are subject to approval by the SEC) that govern the industry and conducts periodic examinations of the Partnership's operations.  Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.  Edward Jones is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  A wholly owned subsidiary of Edward Jones conducts business in Canada through a partnership which is regulated by the provincial securities regulators and by IIROC.  EJTC is subject to regulation by the Office of Thrift Supervision ("OTS").  As a Unitary Savings and Loan Holding Company, the Partnership itself is subject to oversight and periodic examination by the OTS.

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

Uniform Net Capital Rule.  As a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule promulgated by the SEC.  The Uniform Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers.  The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method.  Minimum required net capital under the alternative method is equal to the greater of $0.25 million or 2% of the aggregate debit items, as defined.  The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as a company's securities owned.  Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require its liquidation.  Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Partnership has other operating subsidiaries, including EJTC and Edward Jones Canada.  These wholly-owned subsidiaries are required to maintain specified levels of regulatory capital.  Each subsidiary was in compliance with the applicable capital requirements in the jurisdictions in which they operate during the years ended December 31, 2009 and 2008.

PART I

ITEM 1A.  RISK FACTORS

The Partnership is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows.  In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, or in the Partnership's other filings with the SEC, the following are some important factors that could cause the Partnership's actual results to differ materially from results experienced in the past or those projected in any forward-looking statement.  The risks and uncertainties described below are not the only ones facing the Partnership.  Additional risks and uncertainties not presently known to the Partnership or that the Partnership currently deems immaterial could also have a material adverse effect on the Partnership's business and operations.  If any of the matters included in the following risks were to occur, the Partnership's business, financial condition, results of operations and cash flows could be materially adversely affected.

Market Conditions — The Partnership is in the securities industry, and a downturn in the U.S. and global securities markets has in the past had, and could in the future have, a significant negative effect on revenues and could significantly reduce or eliminate profitability.

General political and economic conditions such as an economic recession, natural disasters, terrorist attacks, war, local economic and political conditions, regulatory changes or changes in the law or interest rate or currency rate fluctuations could create a downturn in the U.S and global securities markets.  In addition, another terrorist attack in the U.S. could have a disproportionate effect on the domestic securities industry in which the Partnership operates.

The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature.  Events over the last eighteen months including the global recession, frozen credit markets, institutional failures and government-sponsored bailouts of a number of large financial services companies have made the capital markets increasingly volatile.  The Partnership has been affected by the weakened global economic conditions and the ongoing unsettled nature of the financial markets.  The Partnership's results could decline further in the event the recovery from the recent market downturn continues to stretch out at a labored pace or in the event of a further economic downturn.

Due to the acceleration of economic turmoil in late 2008 and 2009, and its very negative impact on the securities markets, the Partnership experienced significant declines in its net revenues which adversely impacted its overall financial results.  In response to these events, the Partnership implemented significant cost reduction and cost savings measures.  There is no assurance that in future periods of economic downturn or reduced revenue such measures will be sufficient to offset revenue declines or that the Partnership can implement further cost reductions to sustain profitable operations.

As the Partnership has experienced over the past year, a material reduction in volume and lower securities prices results in lower commission revenue, reduced fees due to lower average value of client assets and losses in dealer inventory accounts and syndicate positions, which have reduced and could eliminate the profitability of its operations.  Furthermore, in an economic recession, the Partnership, principally through Edward Jones, is subject to an increased risk of customers being unable to meet their commitments (such as margin obligations).  If customers are unable to meet their commitments (including margin obligations),

PART I
Item 1A.  Risk Factors, continued

the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims.  Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership's profitability.

Transaction Volume Volatility— Significant increases in the number of transactions by the Partnership’s customers can have a material negative effect on the Partnership’s revenues and profitability.

Significantly increased customer transaction volume may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and may also result in increased personnel and related processing costs.  In past periods, Edward Jones has experienced adverse effects on profitability resulting from significant reductions in securities sales and, likewise, has encountered operations problems arising from unanticipated high volume.  Edward Jones is not able to control such occurrences, and there is no assurance that it will not encounter such problems and resulting losses in future periods.

In addition, if Edward Jones fails to keep current and accurate books and records it would be exposed to disciplinary action by governmental agencies and SROs.

Interest Rate Changes — The Partnership's profitability could be impacted by significant interest rate changes.

The Partnership is exposed to market risk from changes in interest rates.  Such changes impact the interest income earned from customers' margin loans, the investment of excess funds, and securities owned.  Any changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.  In addition, such changes can impact the fees earned by the Partnership through its minority ownership in the advisor to the Edward Jones Money Market Funds (see further discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).  A decrease in short-term interest rates such as that experienced since late 2007 significantly negatively impacts net interest income.  The Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to rate changes than interest expense.

Risk of Inflation — An increase in inflation could affect securities prices and as a result, profitability and capital.

Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation.  Inflation and future expectations of inflation can negatively influence securities prices, as well as activity levels in the securities markets.  As a result, the Partnership's profitability and capital may be impacted by inflation and inflationary expectations.  Additionally, the impact of inflation on the Partnership's operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

Impact of Cyclical Nature of Business on the Partnership's Growth Rate — The instability of the securities markets has made it difficult to fully achieve the Partnership's hiring and training goals and attrition rates of its financial advisors remains a concern, all of which makes it difficult for the Partnership to consistently meet its planned growth rates.

PART I
Item 1A.  Risk Factors, continued

It has been and may continue to be more difficult to attract qualified applicants for financial advisor positions due to recent market downturns.  In addition, the Partnership relies heavily on referrals from current financial advisors in recruiting new financial advisors.  During an economic downturn, the Partnership's financial advisors can be less effective in recruiting potential new financial advisors through referrals.

For example, in 2009 the Partnership was below its hiring and training objectives.  The Partnership ended 2009 with 12,615 financial advisors, while the Partnership's goal was to have 12,745 financial advisors by December 31, 2009.  There can be no assurance that the Partnership will be able to hire at desired rates in future periods or that it will be able to attract sufficient numbers of quality applicants in the future.

During market downturns, the Partnership has experienced higher rates of financial advisor attrition due to difficulties that less experienced financial advisors encounter in developing or expanding their business.

Either the failure to achieve hiring and training goals or an attrition rate higher than anticipated may result in a decline in the revenue the Partnership receives from commissions and other securities related revenues.  As a result, the Partnership may not be able to achieve the level of net growth upon which the Partnership's business model is based and its revenues and results of operations may be adversely impacted.  For further information of the Partnership's attrition rates, see the overview table in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Limitations; Uniform Net Capital Rule — The Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership's ability to engage in certain activities which are crucial to its business.

Adequacy of capital is vitally important to broker-dealers, and lack of sufficient capital may limit Edward Jones' ability to compete effectively.  In particular, lack of sufficient capital or compliance with the Uniform Net Capital Rule may limit Edward Jones' ability to commit to certain securities activities such as underwriting and trading, which use significant amounts of capital, its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital.  FINRA regulations and the Net Capital Rule may restrict Edward Jones' ability to expand its business operations, including opening new branch offices or hiring additional financial advisors.  Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones’ ability to expand or even maintain its present levels of business.  Further, many of Edward Jones' competitors have substantially greater capital and other resources than it does.

In addition to this regulatory requirement of the U.S. broker-dealer, Edward Jones Canada and EJTC are subject to regulatory capital requirements in Canada and the U.S., respectively. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC or other regulatory bodies, which could ultimately require its liquidation.  In the U.S., Edward Jones may be unable to expand its business and may be required to restrict its withdrawal of subordinated debt and equity capital in order to meet the Net Capital requirements.  For more information, see Item 1 – Business – Business Operations – Uniform Net Capital Rule.

PART I
Item 1A.  Risk Factors, continued

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

In addition, many individual partners have financed the initial or subsequent purchases of their partnership interest by obtaining personal bank loans.  Any such bank loan agreement is between the individual partner and the bank.  The Partnership does not guarantee the bank loans nor can the individual partner pledge their partnership interest as collateral for the bank loan.  Individual partners who finance all or a portion of their partnership interest with bank financing may be more likely to request the withdrawal of capital to meet bank financing repayment requirements should the individual partners experience a period of reduced earnings from the Partnership including the elimination of partner's earnings due to potential operating losses of the Partnership.  As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership's available liquidity and capital.  Furthermore, many of the same banks which provide financing to individual limited and general partners also provide various forms of financing to the Partnership.   To the extent banks maintain or increase credit available to individual partners, financing available to the Partnership may be reduced.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, for further information.

Lack of Capital Permanency — Since the Partnership's capital is subject to mandatory liquidation either upon the death or upon the withdrawal request of an individual partner, the capital is not permanent and a significant mandatory liquidation could lead to a substantial reduction in the Partnership's capital.

Under the terms of the Partnership Agreement, an individual partner's capital balance is liquidated upon death.  In addition, individual partners may request withdrawals of their Partnership capital, subject to certain limitations on the timing of those withdrawals. Accordingly, capital of the Partnership is not permanent and is dependent upon current and future partners to both maintain their existing capital investment and make additional capital investments in the Partnership.  Any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership's available liquidity and capital.

The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the individual partner.  Limited partners who request the withdrawal of their capital are repaid their capital in three equal annual installments beginning the month after their withdrawal request.  The capital of general partners requesting the withdrawal of capital from the Partnership is converted to subordinated limited partnership capital.  The withdrawal of subordinated limited partner capital is repaid in six equal annual installments beginning the month after their request for withdrawal.  Liquidations upon the death of a partner are generally required to be made within six months of the date of death.  The Partnership’s managing partner has the discretion to waive the withdrawal restrictions.  Due to the nature of the liquidation requirements of the capital, the Partnership accounts for its capital

PART I
Item 1A.  Risk Factors, continued

as a liability, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 480, Distinguishing Liabilities from Capital.

Canadian Operations — The Partnership is focusing heavily on efforts to support the potential profitability of its Canadian operation.

The Partnership plans to expand its branch system in Canada.  The Partnership's Canadian operation has operated at a substantial deficit from its inception and the Partnership plans to make additional investments which may be substantial.  There is no assurance the Canadian operations will ultimately attain profitability.  For further information on the Partnership's Canadian operations, see Note 18 to the Consolidated Financial Statements.

Actions By Regulatory Agencies — The securities industry is highly regulated, and the Partnership is subject to various regulatory inquiries and investigations, which could lead to formal proceedings, and if adversely determined, could materially affect the business.

From time to time the Partnership has received and may in the future receive information requests or subpoenas from various regulatory and enforcement authorities.  These inquiries or requests for information have in the past, and may in the future result in additional inquiries by the regulators or more specific investigation of the Partnership.

Edward Jones is from time to time subject to examinations and investigations of which it may not be presently aware and such matters could lead to formal actions which may impact Edward Jones' business.  In view of the inherent difficulty of predicting the outcome of the matters, particularly in cases in which agencies may seek substantial or indeterminate fines or penalties, or actions which are in very preliminary stages, Edward Jones cannot predict with certainty the eventual loss or range of loss, if any, related to such matters.

Although the Partnership believes that the outcome of these actions will not have a material adverse effect on its consolidated financial condition, the outcome could be material to its future operating results for a particular period or periods.  See Item 3 – Legal Proceedings for more information.

Legislative and Regulatory Initiatives — There is pending federal legislation intended to reform the financial services industry which, if enacted into law, could significantly impact the regulation and operation of the Partnership and its subsidiaries, its revenue and its profitability.  In addition, recently proposed laws and regulations may significantly alter or restrict the Partnership's historic business practices, which could negatively affect its operating results.

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

During 2009, significant financial services industry regulatory reform has been proposed and is currently being debated by the federal government.  This proposed regulatory reform includes creating a new consumer financial protection agency, adding new fiduciary standards for broker-

PART I
Item 1A.  Risk Factors, continued

dealers, and other provisions that could potentially impact the Partnership's operations.

In addition to these legislative proposals, there are regulatory proposals being considered by FINRA and the SEC. These regulatory proposals include proposals to increase the disclosure obligations of broker/dealers with respect to mutual funds, annuity products and retirement accounts as well as proposals that could result in the restriction or elimination of compensation the firm receives concerning mutual fund and annuity products.  Significant reductions in the revenues from mutual fund sources could have a material impact on the Partnership's results of operations.

These legislative and regulatory initiatives have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, enacted subject to further revisions or not enacted at all. If enacted, these proposals could significantly and adversely impact the Partnership's operating costs, its structure, its ability to generate revenue and its overall profitability.

International Financial Reporting Standards.  The International Accounting Standards Board (“IASB”) developed a core set of accounting standards to act as a framework for financial reporting known as the International Financial Reporting Standards ("IFRS"). By 2007, the majority of listed European Union companies, including banks and insurance companies, began using IFRS to prepare financial statements.  In contrast, the majority of public companies in the U.S. prepare financial statements under the general accepted accounting principles in the U.S. ("GAAP").

The SEC has proposed a mandatory adoption of IFRS starting in 2015 with early adoption permitted before that date.  It is unclear at this time how the SEC will propose GAAP and IFRS be harmonized if the proposed change is adopted.  In addition, Canadian Accounting Standards Board has announced a mandatory adoption of IFRS in Canada starting in 2011.  The Partnership is currently unable to determine what impact, if any, IFRS would have on its financial position or results of operations.  When adopted IFRS could significantly impact the way the Partnership determines income before allocations to partners, allocations to partners, or returns on partnership capital.

In addition, switching to IFRS will be a complex endeavor for the Partnership.  The Partnership will need to develop new systems and controls around the principles of IFRS.  Since this is a new endeavor, the specific costs associated with this conversion are uncertain, but are not expected to be material.

Rule 12b-1 Fees.  The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its customers.  Those payments include "Rule 12b-1 fees" and expense reimbursements.  Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the fund’s assets.  Although the SEC does not limit the size of Rule 12b-1 fees that funds may pay, FINRA does impose such limitations.

In February 2005, the SEC reopened for comment proposed rules that would require broker-dealers to provide their customers with information regarding the costs and conflicts of interest that arise from the sales of mutual fund shares, including point-of-sale disclosures in both written and oral form.  In 2007, the SEC solicited additional public comments and held public forums and discussions on the issues as they relate to Rule 12b-1 fees.  Similarly, a Congressional subcommittee held hearings in July 2007 centered on Rule 12b-1 fees.  While no proposals have come out of this activity as yet, the Chairman of the SEC has expressed a

PART I
Item 1A.  Risk Factors, continued

concern about these fees and has requested that the SEC staff prepare a recommendation to address the issue in 2010.  If the SEC, FINRA or any state regulatory agencies limit or eliminate such fees, it could have a material adverse effect on the Partnership's operating results for future periods, including reducing or eliminating its income before allocations to partners, general and limited partnership returns, and compensation to its financial advisors (including bonuses and profit sharing).  This could negatively affect the Partnership's ability to recruit and retain financial advisors.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion and the amount of Rule 12b-1 fees (i.e., service fees) earned by the Partnership.

Fiduciary Obligations as a Financial Advisor.  There is continued uncertainty in the industry as to the status of regulations affecting whether an individual financial advisor is acting in certain circumstances as a broker as opposed to an investment advisor.  The Partnership currently requires all financial advisors be registered both as general securities representatives and as investment advisor representatives (“IARs”) in states where the IAR registration is required and if the financial advisor engages in offering services where the IAR registration is necessary.  An IAR is considered a fiduciary and could subject the Partnership and its financial advisors to more stringent standards, inhibit proprietary transactions, fees and/or commissions, increase disclosure requirements and increase potential liability for such financial advisors and the Partnership.

Any of the foregoing regulatory initiatives could adversely affect the Partnership's business operations and business model by reducing or eliminating certain fees that are significant components of its revenues.

Branch Office System — The Partnership's continued growth will depend on its ability to expand its branch office system; however, its system of one-financial advisor branch offices may expose the Partnership to a greater risk of loss or liability from the activities of the financial advisors than if a more traditional office system is maintained.

Pursuant to the Partnership's business plan, it has been increasing its number of branch offices and financial advisors, along with the home office and branch office staff and equipment to support them.  The business plan is dependent upon the ability to grow the number of branch offices and financial advisors.

Most securities firms typically staff several financial advisors and one or more managers or other supervisory personnel in each of their branch offices.  In contrast, most of the Partnership's branch offices are staffed by a single financial advisor and a branch office assistant with primary supervisory activity being conducted from its headquarters offices; a method of supervision which is designed to comply with all applicable industry and regulatory requirements.  However, as a result of such method of supervision it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors due to the lack of on site supervision within each office.  Furthermore, more time may elapse for the Partnership's supervisory personnel to detect problem activity than if managers were located within each office, which may expose the Partnership to further losses.

In addition, the Partnership maintains personal financial and account information and other documents and instruments for its customers at its branch offices, both physically and in electronic format.  Because the branch offices are relatively small and some are in remote locations, the security systems at these branch offices may not be adequate in all cases to

PART I
Item 1A.  Risk Factors, continued

prevent theft of such information.  If it is unable to maintain the security of this personal financial and account information, the Partnership and its customers may suffer financial harm.  The Partnership could also suffer reputational damage and regulatory issues if any personal financial and account information is stolen.

Litigation — Litigation involving civil plaintiffs seeking substantial damages from securities firms, including the Partnership, has increased over time, and it is expected to continue to increase even as global market conditions improve.

Many aspects of the Partnership's business involve substantial litigation risk.  The Partnership is from time to time subject to examinations and informal inquiries.  Such matters have in the past, and could in the future, lead to formal actions, which may impact the Partnership's business.  Over time, there has been increasing litigation involving the securities industry in general and the Partnership in particular, including class action suits that generally seek substantial damages.

The Partnership incurred significant expenses to defend and/or settle claims over the last few years, and anticipates the number of claims against the Partnership will increase in light of the current economic recession.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  Due to the uncertainty related to litigation, the Partnership cannot determine if future litigation will have a material adverse effect on its consolidated financial condition. Such legal actions may be material to future operating results for a particular period or periods.  See Item 3 – Legal Proceedings for more information regarding unresolved claims.

Upgrade of Technological Systems — The Partnership may engage in significant technology initiatives in the future which may be costly and could lead to disruptions.

From time to time, the Partnership has engaged in significant technology initiatives and expects to continue to do so in the future.  With any major system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the system.  Following any upgrade or replacement, if the Partnership's systems or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new products and services, any of which could result in financial losses, liability to customers, regulatory intervention or reputational damage.  Further, the inability of the Partnership's systems to accommodate a significant increase in volume of transactions could also constrain its ability to expand its business.

Interruption of Technological Systems — Any substantial disruption to the Partnership's information systems could lead to financial loss and harm relations with its customers.

The Partnership's existing computer system and network, including its backup systems, are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events.  The Partnership has established a second data center in Tempe, Arizona which operates as a secondary data center

PART I
Item 1A.  Risk Factors, continued

to its own primary data center located in St. Louis, Missouri and expects to be able to maintain service during a system disruption contained to St. Louis with a short-term interruption in service.  However, the staff at the Partnership's Tempe facility would likely not be sufficient to operate the systems in the event of a prolonged disruption to the St. Louis data center and office facilities as well as the geographic region, which would prevent staff from working from either in the St. Louis headquarters or from home.  In such event, the Partnership would need to re-locate staff to the Tempe facility, which might result in a delay in service during the transition and substantial additional costs and expenses.

Operational Systems — The Partnership's Canadian operations became self-clearing, which entails the Partnership taking on increased risk and responsibilities previously performed by a third party clearing firm.

During the second quarter of 2009, Edward Jones Canada became self-clearing.  As a result Edward Jones Canada has become the custodian for customer securities and manages all related securities and cash processing.  Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions.  Self-clearing securities firms are subject to substantially more regulatory examination than firms that rely on others to perform clearing functions.  Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by Edward Jones Canada on behalf of its customers, could lead to losses and liability in related lawsuits brought by customers and others, and proceedings and investigations by regulators.

The Partnership has been exposed to similar risks in the U.S. for many years, as noted above in the Business Operations section.

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

The Partnership is particularly dependent on Broadridge, which acts as the Partnership's primary vendor for providing customer accounting and record-keeping in both the U.S. and Canada. The Partnership's communications and information systems are integrated with the information systems of Broadridge.  There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise.  Consequently, any new computer systems or software packages implemented by Broadridge which are not compatible with the Partnership's systems, or any other interruption or the cessation of service by Broadridge as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership's business which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

PART I
Item 1A.  Risk Factors, continued

It is unclear what, if any, impact the current economic downturn, particularly in the financial services industry, will have on Broadridge, and its ability to meet its service level commitments to the Partnership.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC, DTC, FICC, and CDS.  Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership's customers.  If for any reason, any of the Partnership's clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss.

The Partnership also uses a bank for custody and settlement of treasury securities for custody and settlement of treasury securities and GNMA, FNMA and FHLMC issues.  If this bank experiences any disruption in service, the Partnership may suffer financial, regulatory or reputational harm.

Edward Jones does not employ its own floor brokers for transactions on exchanges in either the U.S. or Canada.  Edward Jones has arrangements with other brokers to execute its transactions in return for a commission based on the size and type of trade.  If, for any reason, any of these clearing, settling, or executing agents were to fail, Edward Jones and its customers would be subject to possible loss.  To the extent that Edward Jones would not be able to meet the obligations of its customers, such customers might experience delays in obtaining the protections afforded them.

In addition, the Partnership derived 25% of its total revenue for 2009 from one mutual fund vendor.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnerships results of operations.

Credit Risk — The Partnership is subject to credit risk due to the very nature of the transactions it processes for its customers.

The Partnership is exposed to the risk that third parties that owe it money, securities or other assets will not meet their obligations.  Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or customer.  In addition, the Partnership's credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership.  See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for more information about the Partnership's credit risk.

PART I
Item 1A.  Risk Factors, continued

Underwriting, Syndicate and Trading Position Risks — The Partnership engages in underwriting activities, which can expose the Partnership to material losses and liability.

Participation as a manager or syndicate member in the underwriting of fixed income and equity securities subjects the Partnership to substantial risk.  As an underwriter, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against it as an underwriter under federal and state securities laws.  The Securities Act of 1933 and other applicable laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the prospectus used to describe the offered securities.  In addition, there exists a potential for possible conflict of interest between an underwriter's desire to sell its securities and its obligation to its customers not to recommend unsuitable securities.  In recent years, there has been an increasing incidence of litigation in these areas.  These lawsuits are frequently brought by large classes of purchasers of underwritten securities.  Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

Further, as an underwriter, the Partnership may incur losses, if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price.  Furthermore, the commitment of capital to an underwriting may adversely affect the Partnership's capital position and, as such, the Partnership's participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC's Uniform Net Capital Rule.  In maintaining inventory in fixed income and equity securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

Competition — The Partnership is subject to intense competition for customers and personnel, and many of its competitors have greater resources.

All aspects of the Partnership's business are highly competitive.  The Partnership competes directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks, insurance companies, and others offering financial services.  Many of these organizations have substantially greater capital and additional resources, and some entities offer a wider range of financial services.  Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing.  Also, the Partnership continues to compete with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual customers.  With minor exceptions, customers are free to transfer their business to competing organizations at any time, although there may be a fee to do so.

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

PART I
Item 1A.  Risk Factors, continued

The competitive pressure the Partnership experiences could have an adverse effect on its business, results of operations, financial condition and cash flow.  See Item 1 – Business Operations – Competition for additional information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Partnership conducts its U.S. headquarters operations from three locations in St. Louis County, Missouri and one location in Tempe, Arizona.

Throughout 2009, the Partnership continued to expand its business operations through the construction of additional buildings in order to support the current and future growth projections of the Partnership.  As of December 31, 2009, the Partnership has completed the construction of an office building and related parking garage at its North Campus location in St. Louis, Missouri, an addition to an existing building and related parking garage at its South Campus location in St. Louis, Missouri, and a parking garage at the Tempe, Arizona location. (see Note 7 to the Consolidated Financial Statements).  Other office buildings, as well as parking structures, may be developed over the next several years.

As of December 31, 2009, the Partnership's U.S. headquarters consisted of 22 separate buildings totaling approximately 2.4 million square feet.  Two of its St. Louis headquarters buildings were demolished during 2009 in order to prepare for further development of the St. Louis headquarters campus locations.  Additional buildings could be demolished over the next several years to accommodate new buildings included in growth plans.

Two U.S. headquarters buildings are leased through operating leases.  In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease and has an operating lease for its former U.K. home office located in London, England (see Note 2 to the Consolidated Financial Statements for further information on the sale of the U.K. subsidiary).  The Partnership also maintains facilities in 11,207 branch locations as of February 26, 2010, which are located in the U.S. and Canada and are rented under predominantly cancelable leases.  See Note 16 to the Consolidated Financial Statements for additional information regarding non-cancelable lease commitments.

PART I

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Partnership is named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation.  Certain of these legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  The Partnership is involved, from time to time, in investigations and proceedings by governmental and SRO's, certain of which may result in adverse judgments, fines or penalties.

Tennessee Investigation. In April 2008, three FINRA arbitration cases were filed against Edward Jones (collectively, the "Tennessee Investigation"): McGee v. Edward D. Jones & Co. L.P., Wilks v. Edward D. Jones & Co., L.P. and Givens, et al. v. Edward D. Jones & Co., L.P., alleging $500,000, $600,000, and $4.9 million in actual damages, respectively.  These matters concerned allegations that a former Edward Jones financial advisor (who is now deceased) and a local accountant (not affiliated with Edward Jones) conspired to convert funds of Edward Jones' customers for their own personal use and benefit.  The McGee and Wilks arbitration have been settled.  The Givens arbitration involved claims by five separate claimants.  Claims brought by four of the claimants were settled in 2009 and in January, 2010, and an agreement in principle was reached to settle the remaining claim.  Another matter known as Craighead vs. Edward D. Jones & Co., et al., which was pending in state court in Tennessee, was compelled to arbitration by the court in April 2009.  No arbitration has been filed to date in the Craighead matter.

FINRA Disciplinary Action.  In connection with the Tennessee matters described above, FINRA notified Edward Jones that it has made a preliminary determination to recommend a formal disciplinary action be brought against Edward Jones.  Edward Jones has been invited to provide FINRA with a submission detailing why this determination is incorrect.  Edward Jones continues to cooperate with FINRA in their investigations.

Lehman Brothers.  In October 2008, a class action suit was filed in Arkansas state court, Saline County, under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 Act ("the 1933 Act"), against certain officers and directors of Lehman Brothers Holdings, Inc. and a syndicate of underwriters, including Edward Jones, of Lehman Bonds sold pursuant to the registration statement and prospectus dated May 30, 2006 and various prospectus supplements dated October 22, 2006 and thereafter.  In November 2008, a similar suit was filed in Arkansas state court, Benton County against the same defendants stemming from the sale of 6.5% Lehman Bonds maturing October 25, 2007 pursuant to the registration statement and prospectus and prospectus supplement dated August 2, 2007 (collectively referred to as "Lehman Bonds").  Plaintiffs in both actions allege the defendants made material misrepresentations to the purchasers of Lehman Bonds.  While each lawsuit relates to a different series of Lehman Bonds, the plaintiffs in each suit seek unspecified compensatory damages, attorneys' fees, costs and expenses.  In February 2009, the United States Judicial Panel on Multidistrict Litigation transferred these two actions to the Southern District of New York ("SDNY") for coordinated or consolidated pretrial proceedings with similar actions currently pending in the SDNY.  Defendants filed a Motion to Dismiss Plaintiffs' Securities Act Claims in April 2009, which is currently pending in the SDNY.

PART I
Item 3.  Legal Proceedings, continued

Countrywide.  Three matters (David H. Luther, et al. v. Countrywide Financial Corporation, et al; Washington State Plumbing & Pipefitting Pension Trust, et al. v. Countrywide Financial Corporation, et al.; and Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al.) were filed in 2007, 2008, and 2010 respectively in California.  In these matters, plaintiffs allege against numerous issuers and underwriters, including Edward Jones, certain violations of the 1933 Act in connection with registration statements and prospectus supplements issued between January 2005 and June 2007 for certain mortgage-backed certificates.  Luther and Washington State Plumbing were filed in California state court, and were consolidated in October 2008.  In January 2010, the court in Luther granted the defendants' demurrer and dismissed the matter.  In March 2010, plaintiffs appealed the dismissal.  In January 2010, plaintiffs filed Maine State Retirement System matter in the U.S. District Court for the Central District of California.  In both matters, the plaintiffs seek unspecified compensatory damages, attorneys' fees, costs, expenses and rescission.

Yavapi County Litigation.  Three matters, Covin, et al., vs. Baird & Co., Inc., et al., Allstate Life Ins. Co. vs. Robert W. Baird, et al., and Wells Fargo Bank N.A. vs. Robert W. Baird, et al., were filed in September 2009 in Arizona.  The actions relate to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona.  The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the Preliminary Official Statement dated November 4, 2005 and/or in the Official Statement dated November 18, 2005.  The plaintiffs specifically allege the defendants violated Rule 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), SEC Rule 10b-5, certain state securities acts, and committed common law torts.  The Covin matter was filed as a putative class action in which the plaintiffs seek to represent all purchasers of the issued bonds.  Allstate is suing as a purchaser of the bonds, and Wells Fargo filed a separate action as Trustee on behalf of all bond holders.  In all three matters, the plaintiffs are seeking an unspecified amount of damage including attorneys' fees, costs, expense, rescission or statutory damages, out-of-pocket damages and prejudgment interest.

FINRA Missouri Investigation.  In February 2008, FINRA initiated an inquiry into an alleged misappropriation of customer funds by a former Edward Jones financial advisor.  Edward Jones terminated the financial advisor, who is currently facing criminal charges.  Edward Jones has identified the customers involved and paid restitution to those individuals.  The FINRA inquiry is still pending.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  The Partnership has determined that it is likely that ultimate resolution in favor of the plaintiffs will result in losses to the Partnership on some of these matters and as a result, has established appropriate reserves for potential litigation losses.  Based on current knowledge and after consultation with counsel, the Partnership believes the outcome of these actions will not have a material adverse effect on the consolidated financial condition of the Partnership, although the outcome could be material to the Partnership’s future operating results for a particular period or periods.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Limited Partnership interests and their assignment is prohibited.

ITEM 6.  SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data determined from audited financial statements.

All information included in the Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

Summary Consolidated Statements of Income Data:

(All dollars in millions, except per unit information and units outstanding.)

	2009	2008	2007	2006	2005

Total revenue	$3,548	$3,821	$4,097	$3,481	$3,177
Interest expense	58	72	80	56	55
Net revenue	$3,490	$3,749	$4,017	$3,425	$3,122

Income from continuing
operations	$269	$385	$561	$426	$367

Loss from discontinued
operations	(105)	(73)	(53)	(35)	(37)

Income before allocations
to partners	$164	$312	$508	$391	$330

Income before allocations
to partners per
weighted average
$1,000 equivalent
limited partnership
unit outstanding	$41.44	$86.21	$165.92	$161.95	$157.11

Weighted average
$1,000 equivalent
limited partnership
units outstanding	471,597	489,920	498,132	210,157	214,366

In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity ("ASC 480"), the Partnership presents net income of $0 on its consolidated statement of income.  See Note 1 to the Consolidated Financial Statements for further discussion.

PART II

Item 6. Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

(All dollars in millions, except per unit information and units outstanding.)

	2009	2008	2007	2006	2005

Total assets(1)	$7,168	$6,992	$5,824	$5,196	$4,317

Bank loans	$58	$43	$-	$-	$9

Long-term debt	59	9	11	14	24

Other liabilities exclusive
of subordinated
liabilities and partnership
capital subject to
mandatory redemption(2)	5,327	5,203	4,087	3,880	3,024
	5,444	5,255	4,098	3,894	3,057

Subordinated liabilities	257	261	275	299	344

Partnership capital
subject to mandatory
redemption / partnership
capital (net of reserve for
anticipated withdrawals)	1,437	1,413	1,328	907	802

Reserve for anticipated
withdrawals	30	63	123	96	114

Partnership capital subject to
mandatory redemption/
partnership capital	1,467	1,476	1,451	1,003	916

Total liabilities and
partnership capital	$7,168	$6,992	$5,824	$5,196	$4,317

(1)	Assets include amounts reclassified as discontinued operations of $0, $95, $99, $83 and $52 for 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Liabilities include amounts reclassified as discontinued operations of $0, $56, $64, $51 and $29 for 2009, 2008, 2007, 2006 and 2005, respectively.

PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership.  Management's Discussion and Analysis should be read in conjunction with the Partnership's Consolidated Financial Statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In November 2009, the Partnership completed the sale of its U.K. operations.  As a result, the U.K. operations are presented as a discontinued operation for 2009 and prior periods have been reclassified to conform to this presentation.  For further details regarding the sale, see the discontinued operations section below.  Accordingly, all information contained in the Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

OVERVIEW

The following table summarizes the increase (decrease) in major categories of the Consolidated Statements of Income as well as several key related metrics for the last three years.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership's operating performance and financial condition.  All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the years ended			2009 vs. 2008		2008 vs. 2007
	December 31,			Change		Change
	2009	2008	2007	$	%	$	%
Revenue:
Trade revenue:
Commissions	$1,360.9	$1,552.6	$1,821.5	$(191.7)	-12%	$(268.9)	-15%
Principal transactions	493.0	524.0	382.9	(31.0)	-6%	141.1	37%
Investment banking	88.9	52.7	34.7	36.2	69%	18.0	52%
Total trade revenue	1,942.8	2,129.3	2,239.1	(186.5)	-9%	(109.8)	-5%
% of net revenue	56%	57%	56%
Net fee revenue:
Asset fees	967.4	1,061.6	1,093.6	(94.2)	-9%	(32.0)	-3%
Account and activity fees	489.6	471.0	439.3	18.6	4%	31.7	7%
Net interest and dividends	55.0	113.2	225.9	(58.2)	-51%	(112.7)	-50%
Other revenue (loss)	35.6	(25.6)	19.7	61.2	239%	(45.3)	-230%
Total net fee revenue	1,547.6	1,620.2	1,778.5	(72.6)	-4%	(158.3)	-9%
% of net revenue	44%	43%	44%
Net revenue	3,490.4	3,749.5	4,017.6	(259.1)	-7%	(268.1)	-7%
Operating expenses	3,221.8	3,364.8	3,456.3	(143.0)	-4%	(91.5)	-3%
Income from continuing
operations	$268.6	$384.7	$561.3	$(116.1)	-30%	$(176.6)	-31%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$87.1	$113.0	$109.3	$(25.9)	-23%	$3.7	3%
Advisory Solutions ($ billions)	$18.5	$5.9	$-	$12.6	214%	$5.9	n/a
Customer households (millions)	4.37	4.53	4.60	(0.16)	-4%	(0.07)	2%
Customer assets under care:
At year end ($ billions)	$515.6	$420.8	$538.6	$94.8	23%	$(117.8)	-22%
Average ($ billions)	$455.4	$489.9	$519.8	$(34.5)	-7%	$(29.9)	-6%
Financial advisors:
At year end	12,615	11,817	10,935	798	7%	882	8%
Average	12,164	11,395	10,472	769	7%	923	9%
Attrition %	14.5%	14.0%	11.1%	n/a	n/a	n/a	n/a
Dow Jones Industrial Average:
At year end	10,428	8,776	13,265	1,652	19%	(4,489)	-34%
Average for year	8,886	11,244	13,178	(2,358)	-21%	(1,934)	-15%

(1)	Customer dollars invested, related to trade revenue, includes the principal amount of customers' buy and sell transactions generating a commission. Customer dollars invested related to Advisory Solutions revenue represents the net inflows of customer dollars into this program.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Basis of Presentation

For internal analysis, the Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income).  In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking.  Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense), and other revenues.  Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which the customers invest, margins earned on the transactions and market volatility.  Asset fees are impacted by the total market value of assets under management, customer dollars invested in products which generate asset fees, and market volatility affecting the asset values.  Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among others.  Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers, including interest rates earned and paid on such balances.

RESULTS OF OPERATIONS (2009 VERSUS 2008)

2009 was an unusual year, in that the beginning of the year was still experiencing turbulent market conditions (which began in late 2008), including a continuing decline in asset values, interest rates and customer activity.  However, by mid-year asset values had began to rebound, and was reflected in the Partnership's results, which also improved throughout 2009.  The Partnership's net revenues increased in each quarter throughout 2009.  Asset values and customer activity began to increase mid-year 2009, consistent with the increase in the Dow Jones Industrial Average ("DJIA"), as of December 31, 2009 as compared to December 31, 2008.  Due to the fact that 2008 started off with strong results (before the economic downturn in late 2008), 2009 as compared to 2008 reflects decreases in many of the financial and related metrics used by the Partnership in the evaluation of its business results.  This is reflected in the 9% decrease in trade revenue year over year, as well as the 4% decrease in net fee revenue.  Financial advisor compensation decreased as a result of the decrease in revenues on which financial advisors are compensated and the reduction in the Partnership's profitability.  In addition, the Partnership focused on reducing other operating expenses through cost savings measures, and the combination resulted in an overall decrease in operating expenses, including compensation and benefit costs, of 4%.  Despite the unusual economic times, the Partnership remained focused throughout 2009 on growing the number of financial advisors and its branch office network. The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership's Consolidated Statements of Income for the year ended December 31, 2009 as compared to 2008.

For 2009, net revenue decreased 7% ($259.1 million) to $3.5 billion, which was primarily attributable to decreased trade revenue, asset fee revenue and net interest income, which were partially offset by an increase in account and activity fee revenue and other revenue.  For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Compensation and benefits expenses decreased primarily due to reduced revenues and reduced Partnership profitability.  Remaining operating expenses (excluding compensation and benefits expenses) decreased primarily due to the Partnership's focus on reducing operating

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

costs.  During 2009, the Partnership added 798 financial advisors ending the year with 12,615 financial advisors, an increase of 7% from 11,817 as of December 31, 2008.

Income from continuing operations decreased 30% ($116.1 million) to $268.6 million.  The Partnership’s profit margin based on income from continuing operations decreased to 7.6% in 2009 from 10.1% in 2008.

Trade Revenue

Trade revenue comprised 56% and 57% of net revenue for 2009 and 2008, respectively.  Conversely, net fee revenue comprised 44% and 43% in 2009 and 2008, respectively.

Trade revenue of $1.9 billion decreased 9% ($186.5 million) during 2009 compared to 2008.  This decrease in trade revenue was due to a decrease in customer dollars invested (the principal amount of customers' buy and sell transactions generating a commission) and one less business day in 2009, which was partially offset by an increase in the margin earned on overall customer dollars invested.  Total customer dollars invested were $87.1 billion during 2009, a 23% ($25.9 billion) decrease from $113.0 billion in 2008 primarily caused by recent market conditions and weakened investor confidence.  The Partnership's margin earned on each $1,000 invested increased to $22.30 in 2009 from $18.90 in 2008.  This increase was primarily due to customer investments beginning to shift back to a longer term oriented product mix, including mutual funds and equities, from short-term (lower margin) certificates of deposit, as the market partially recovered in the second half of 2009.  A discussion specific to each component of trade revenue follows.

Commissions

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Commissions revenue ($ millions):
Mutual funds	$766.2	$946.6	$(180.4)	-19%
Equities	322.7	323.4	(0.7)	0%
Insurance	271.6	282.4	(10.8)	-4%
Corporate bonds	0.4	0.2	0.2	100%
Total commissions revenue	$1,360.9	$1,552.6	$(191.7)	-12%

Related metrics:
Customer dollars invested ($ billions)	$53.2	$62.4	$(9.2)	-15%
Margin per $1,000 invested	$25.60	$24.90	$0.7	3%
U.S. business days	252	253	(1)	0%

Commissions revenue decreased 12% ($191.7 million) in 2009 to $1.4 billion.  Commissions revenue decreased year-over-year due primarily to a 15% ($9.2 billion) decrease in customer dollars invested in commission generating transactions to $53.2 billion and one less business day in 2009, which was partially offset by an increase in the margin earned on the customer dollars invested.  The Partnership's margin earned on each $1,000 invested in commission generating transactions increased to $25.60 in 2009 from $24.90 in 2008.  This increase in

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

margin earned is primarily due to a decrease in the average trade size for mutual funds and equities which earn higher margins, in addition to a shift in product mix from fixed and variable annuities to higher margin life and long-term care insurance products.  Underlying the decrease in commission revenues, mutual fund commissions decreased 19% ($180.4 million) and insurance commissions decreased 4% ($10.8 million) due to the decrease in customer dollars invested as mentioned above.

Principal Transactions

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Principal transactions revenue ($ millions):
Municipal bonds	$282.4	$280.5	$1.9	1%
Unit investment trusts	71.4	15.0	56.4	376%
Corporate bonds	67.2	125.9	(58.7)	-47%
Certificates of deposit	32.7	65.3	(32.6)	-50%
Government bonds	29.4	21.4	8.0	37%
Collateralized mortgage obligations	9.9	15.9	(6.0)	-38%
Total principal transactions revenue	$493.0	$524.0	$(31.0)	-6%

Related metrics:
Customer dollars invested ($ billions)	$31.0	$48.5	$(17.5)	-36%
Margin per $1,000 invested	$15.90	$10.90	$5.00	46%
U.S. business days	252	253	(1)	0%

Principal transactions revenue decreased 6% ($31.0 million) to $493.0 million compared to 2008, primarily attributable to a decrease in customer dollars invested, partially offset by an increase in the margin earned on the customer dollars invested.  Customers invested $31.0 billion in products that resulted in principal transactions revenue in 2009 compared to $48.5 billion in 2008.  The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.90 during 2009 from $10.90 during 2008 primarily a result of customers beginning to shift back to a longer term product mix from the short-term (lower margin) certificates of deposit to higher margin fixed income products.

Year-over-year, revenue from municipal bonds increased 1% ($1.9 million), unit investment trust revenue increased 376% ($56.4 million), and government bond revenue increased 37% ($8.0 million), while revenue from corporate bonds decreased 47% ($58.7 million), certificate of deposit revenue decreased 50% ($32.6 million), and revenue from collateralized mortgage obligations decreased 38% ($6.0 million).  The increase in municipal bonds revenue was due to the attractive yields on municipal bonds relative to treasury securities.  In addition, unit investment trusts revenue increased because of an increase in traditional tax free trusts and the introduction of a new trust for taxable municipal bonds.

Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment.  Certificates of deposit revenue declined from the 2008 levels, primarily due to the shift in product mix away from certificates of deposit in 2009.  In the latter part of 2008, customers moved more toward certificates of deposit when the markets became volatile, and then moved away from certificates of deposit in 2009 as the markets began to recover.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
Investment Banking

Investment banking revenue increased 69% ($36.2 million) to $88.9 million compared to 2008, due primarily to increased unit investment trust underwriting and taxable municipal bond offerings in the current year.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 4% ($72.6 million) to $1.5 billion compared to 2008.

Asset Fees

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Asset fees revenue ($ millions):
Service fees	$579.7	$705.6	$(125.9)	-18%
Advisory solutions fees	155.0	19.7	135.3	687%
Revenue sharing	110.8	141.3	(30.5)	-22%
Money market fees	69.9	131.2	(61.3)	-47%
Managed account program	37.8	51.0	(13.2)	-26%
Trust fees	14.2	12.8	1.4	11%
Total asset fees revenue	$967.4	$1,061.6	$(94.2)	-9%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside
of Advisory Solutions	$216.6	$258.7	$(42.1)	-16%
Insurance	36.4	38.4	(2.0)	-5%
Money market	21.4	23.0	(1.6)	-7%
Advisory Solutions(2)	13.1	2.8	10.3	368%
Total customer asset values	$287.5	$322.9	$(35.4)	-11%

(1)	U.S. asset fee revenue represents 97% and 96% of consolidated asset fee revenue for the years ended December 31, 2009 and 2008, respectively.

(2)	The 2008 amount is the average for the last seven months of the year as the program was not launched until June 2008.

Asset fees revenue decreased 9% ($94.2 million) to $967.4 million due primarily to decreases in the average market values of customer mutual fund assets held which is a reflection of the decline in the stock market, which occurred during late 2008 and early 2009.  The Advisory Solutions program was first offered by the Partnership in June 2008.  The revenue from this program was $155.0 million in 2009 as compared to $19.7 million in 2008, a $135.3 million increase.  The value of customer assets in the Advisory Solutions program was $26.0 billion as of December 31, 2009 compared to $5.1 billion as of December 31, 2008.  Customer assets held in Advisory Solutions includes other assets previously held with the Partnership.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 47% ($61.3 million) due primarily to voluntary reduction of certain fees earned in 2009.  As a 49.5% limited partner of Passport Research Ltd., the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Due to the current low interest rate environment, beginning in March 2009, the investment advisor has voluntarily chosen to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds.  This reduction of fees resulted in a decrease of $51.2 million to the revenue earned by the Partnership.  Money market fees were also lower as a result of a 7% decrease in average asset values during 2009.  Based upon the current interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods and is estimated to reduce the Partnership's revenue by a total of approximately $85.0 million annually.

Account and Activity Fees

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$269.5	$271.9	$(2.4)	-1%
Retirement account fees	128.6	118.8	9.8	8%
Other account and activity fees	91.5	80.3	11.2	14%
Total account and activity fees	$489.6	$471.0	$18.6	4%

Related metrics ($ millions):
Average customer accounts:
Sub-transfer agent services(1)	17.0	16.2	0.8	5%
Retirement accounts	3.2	3.0	0.2	7%

(1) Amount represents number of average individual mutual funds serviced.

Account and activity fees of $489.6 million increased 4% ($18.6 million) year-over-year.  Revenue received from sub-transfer agent services performed for mutual fund companies decreased $2.4 million to $269.5 million.  In addition, retirement account fees increased 8% ($9.8 million) to $128.6 million compared to 2008, due primarily to an increase in the number of U.S. retirement accounts.  The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, postage and handling fees and other fees.  Other account and activity fees revenue is up $11.2 million to $91.5 million in 2009.  The primary reason for the increase is due to an increase in the revenue earned from mortgage services provided to customers of the Partnership through a joint venture.  The interest rate environment in 2009 resulted in an increase in mortgage refinance activity and therefore an increase in the related revenue.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Net interest and dividends revenue ($ millions):
Customer loan interest	$100.0	$120.3	$(20.3)	-17%
Overnight investing interest	6.7	45.5	(38.8)	-85%
Other interest and dividends	5.9	19.2	(13.3)	-69%
Interest expense	(57.6)	(71.8)	14.2	20%
Total net interest and dividends revenue	$55.0	$113.2	$(58.2)	-51%

Related metrics:
Average funds invested ($ millions)	$3,150.2	$2,337.0	$813.2	35%
Average rate earned	0.21%	1.90%	-1.69%	-89%

Average customer loan balance ($ millions)	$1,921.9	$1,986.1	$(64.2)	-3%
Average rate earned	5.20%	6.04%	-0.84%	-14%

Net interest and dividend income decreased 51% ($58.2 million) to $55.0 million year-over-year due primarily to a decrease in interest rates.  Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 85% ($38.8 million).  The related average funds invested during 2009 was $3.2 billion, compared to $2.3 billion in 2008, of which $2.3 billion and $1.6 billion of these funds were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of December 31, 2009 and 2008, respectively.  The average rate earned on these investments decreased to 0.21% during 2009 from 1.90% during 2008.  Additionally, interest income from customer loans decreased 17% ($20.3 million) to $100.0 million.  The average aggregate customer loan balance decreased 3% ($64.2 million) to $1.9 billion, and the average rate earned on those customer loan balances decreased as a result of the decline in interest rates during the past year to approximately 5.20% during 2009 from approximately 6.04% during 2008.  Collateral on customer loan balances increased 24% ($1.8 billion) to $9.4 billion as of December 31, 2009.  Losses incurred on customer loan balances were less than $100,000 during 2009 and 2008.  In addition, interest expense decreased 20% ($14.2 million) to $57.6 million during 2009 due primarily to reductions in customer credit interest and bank interest expense due primarily to decreases in interest rates paid.

Other Revenue

Other revenue increased $61.2 million year-over-year.  The increase between years is primarily attributable to the increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan and foreign currency translation gains in 2009.  The investments held related to the non-qualified deferred compensation plan increased in fair value by $14.8 million through December 31, 2009, versus a decrease of $28.4 million in 2008, resulting in a $43.2 million increase in revenue year-over-year.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

results in no net impact to the Partnership's income before allocations to partners.  See Note 1 to the Consolidated Financial Statements for further information on the non-qualified deferred income plan.  The translation of the Partnership's Canadian subsidiary's Consolidated Statement of Financial Condition from local currency to U.S. dollars resulted in a $6.4 million gain during 2009 compared to a $5.2 million loss in the same period of 2008, resulting in a $11.6 million increase in revenue.

Operating Expenses

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Operating expenses ($ millions):
Compensation and benefits	$2,215.8	$2,290.6	$(74.8)	-3%
Occupancy and equipment	319.0	297.6	21.4	7%
Communications and data processing	285.9	309.2	(23.3)	-8%
Payroll and other taxes	140.7	138.2	2.5	2%
Postage and shipping	50.4	56.1	(5.7)	-10%
Advertising	48.4	64.1	(15.7)	-24%
Clearance fees	13.1	18.0	(4.9)	-27%
Other operating expenses	148.5	191.0	(42.5)	-22%
Total operating expenses	$3,221.8	$3,364.8	$(143.0)	-4%

Related metrics:
Number of branches	11,182	10,512	670	6%

Full-time equivalent associates:
Financial advisors:
At year end	12,615	11,817	798	7%
Average	12,164	11,395	769	7%
Branch associates:
At year end	12,310	11,818	492	4%
Average	12,062	11,570	492	4%
Headquarters associates:
At year end	4,834	4,812	22	0%
Average	4,817	4,724	93	2%
Headquarters associates per
100 financial advisors (average)	39.6	41.5	(1.9)	-5%
Branch associates per 100
financial advisors (average)	99.2	101.5	(2.3)	-2%

Operating expenses per average
financial advisor(1)	$159,849	$172,686	$(12,837)	-7%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses decreased 4% ($143.0 million) to $3.2 billion compared to 2008.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Total compensation and benefits costs decreased 3% ($74.8 million) to $2.2 billion, primarily due to decreases in financial advisor compensation and variable compensation, partially offset by increases in financial advisor salary and subsidy and headquarters and branch salary and fringe benefits.

Financial advisor compensation (excluding variable compensation and financial advisor salary and subsidy discussed below) decreased 4% ($52.9 million).  This decrease is primarily due to a $96.1 million decrease in the financial advisor compensation due to decreased trade and service fee revenue on which financial advisor commissions are paid, partially offset by the $43.2 million increase related to the Partnership's non-qualified deferred compensation plan mentioned above.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters associates) expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin.  In 2009, variable compensation decreased 38% ($66.8 million), to $108.2 million in 2009, as compared to $175.0 million in 2008.

Financial advisor salary and subsidy, which includes financial advisor compensation programs during their initial years of service, increased 11% ($16.3 million) as a result of new financial advisor compensation programs as well as an increased number of financial advisors participating in the programs.

Headquarters salary and benefit expense increased 4% ($14.3 million) to $345.1 million year-over-year.  Branch salary and benefit expense increased 4% ($18.3 million) to $434.1 million.  Headquarters and branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network.  The Partnership implemented a salary freeze for home office and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during 2009.  Effective April 1, 2010, the Partnership anticipates it will lift its salary freeze, which will result in a future increase to headquarters and branch salary and benefit expense.  On a full-time equivalent ("FTE") basis, the Partnership had 4,834 headquarters associates and 12,310 branch staff employees as of December 31, 2009, compared to 4,812 headquarters employees and 11,818 branch staff employees as of December 31, 2008.  The increase in branch associates is to directly support the increased number of financial advisors.  The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch staff to financial advisors as key metrics in managing its costs.  As of December 31, 2009, there were 39.6 headquarters associates and 99.2 branch staff for each 100 financial advisors, compared to 41.5 headquarters associates and 101.5 branch staff for each 100 financial advisors in 2008.  The decline in both ratios during 2009 is a result of the Partnership's cost management strategy to continue to grow its financial advisor network while growing its support staff at a slower pace.

Occupancy and equipment expense increased 7% ($21.4 million) to $319.0 million compared to 2008 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

The remaining operating expenses decreased 12% ($89.6 million) primarily due to the Partnership's focus on reducing discretionary operating costs, most notably in the communications and data processing, advertising and other operating expense categories.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Operating segments are defined as components of an entity that has all of the following characteristics:  it engages in business activities from which it may earn revenues and incur expenses; its operating results are regularly reviewed by the entity's chief operating decision-maker (or decision-making group) for resource allocation and to assess performance; and discrete financial information is available.  Operating segments may be combined in certain circumstances into reportable segments for financial reporting.  The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation expense.  Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each geographic segment independent of each segment's individual income before variable compensation expense.  While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance at the individual financial advisor level, as well as the number of branch employees, impacts the amount of bonus expense allocated to each reportable segment.  As such, both income from continuing operations and income before variable compensation expenses are considered in evaluating each reportable segment's financial performance and are provided below.  Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.  However, total assets from continuing operations for each segment are provided for informational purposes.

Financial information about the Partnership's reportable segments, for the years ended December 31, 2009 and 2008, is presented in the following table.  Prior period amounts have been reclassified to conform to current period presentation.  This change did not have an impact on the previously reported consolidated results of operations of the Partnership.

The Canada segment information as reported in the following table is based upon Canada's Consolidated Financial Statements without eliminating any intercompany items such as management fee expense that it pays to affiliated entities.  The U.S. segment information is derived from the Partnership's Consolidated Financial Statements less the Canada segment information presented without eliminating any intercompany items.  This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

All amounts are presented in millions, except financial advisors.

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Net revenue:
United States of America	$3,367.0	$3,590.9	$(223.9)	-6%
Canada	123.4	158.6	(35.2)	-22%
Total net revenue	3,490.4	3,749.5	(259.1)	-7%

Operating expenses:
United States of America	2,957.3	3,015.0	(57.7)	-2%
Canada	156.3	174.8	(18.5)	-11%
Total operating expenses	3,113.6	3,189.8	(76.2)	-2%

Pre-variable income (loss):
United States of America	409.7	575.9	(166.2)	-29%
Canada	(32.9)	(16.2)	(16.7)	-103%
Total pre-variable income	376.8	559.7	(182.9)	-33%

Variable compensation:
United States of America	106.0	165.6	(59.6)	-36%
Canada	2.2	9.4	(7.2)	-77%
Total variable compensation	108.2	175.0	(66.8)	-38%

Income (loss) from continuing operations:
United States of America	303.7	410.3	(106.6)	-26%
Canada	(35.1)	(25.6)	(9.5)	-37%
Income from continuing operations	$268.6	$384.7	$(116.1)	-30%

Total assets from continuing operations:
United States of America	6,728.8	6,566.1	162.7	2%
Canada	439.6	330.5	109.1	33%
Total assets from continuing operations	$7,168.4	$6,896.6	$271.8	4%

Related metrics:
Financial advisors (as of year-end):
United States of America	11,927	11,183	744	7%
Canada	688	634	54	9%
Total financial advisors	12,615	11,817	798	7%

United States of America

Net revenues decreased 6% ($223.9 million) in 2009, from 2008 primarily due to decreases in trade revenue ($169.6 million), service fees ($117.9 million), money market ($61.3 million) and net interest income ($53.3 million), partially offset by increases in Advisory Solutions revenue ($135.3 million) and in the value of the investments held related to the non-qualified deferred compensation plan ($43.2 million).

Trade revenue decreased primarily due to lower customer dollars invested, which decreased $24.5 billion (23%) from $108.1 billion, to $83.6 billion in 2009.  Service fee revenue decreased due to the decline in average asset values on which service fees are earned, due to the market downturn in late 2008 and early 2009.  The decrease in money market revenue is due to the

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership's revenue by $51.2 million in 2009.  Net interest income declined primarily due to further declines in the average rates earned on overnight investing and declines in client margin loan interest.  Advisory Solutions growth in revenue is due to the fact that the program was launched in mid-2008 and customer dollars invested into the program have grown significantly.  The increase in the value of the investments held related to the non-qualified deferred compensation plan of $14.8 million in 2009, as compared to a decrease in 2008 of $28.4 million, resulted in an increase in revenue in 2009 of $43.2 million.

Operating expenses decreased 2% ($57.7 million) primarily due to the cost savings measures that the Partnership put in place in 2009 partially offset by increases in costs related to the growth of the financial advisor network and the related expense due to the increase in the value of the investments held related to the non-qualified deferred compensation plan (described above).

Canada

Net revenue decreased 22% ($35.2 million) in 2009, from 2008 primarily due to decreases in trade revenue ($16.9 million), asset based fee revenue ($8.1 million) and in net interest income ($4.8 million).  Trade revenue decreased primarily due to lower customer dollars invested, which decreased $1.4 billion (29%), from $4.8 billion in 2008, to $3.4 billion in 2009.  Asset based fee revenue has decreased due to the decline in average asset values on which these fees are earned, mostly due to the decline in the market in late 2008 and into early 2009.  The decrease in net interest income is due to the significant declines of interest rates earned on interest bearing assets.

Operating expenses decreased 11% ($18.5 million) in 2009, from 2008 primarily due to a $13.2 million decrease in financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) due to the decrease in revenue on which commissions are paid.  In addition, there were decreases in advertising expense ($4.0 million) and travel and entertainment expenses ($2.0 million) due to cost savings efforts in place in 2009.  In July 2008, Canada's parent company, Edward Jones, began allocating costs for administrative and management support to Edward Jones Canada.  Had the Partnership been allocating these costs during the entire year, 2008 management fee expense, as well as the loss from continuing operations, would have been approximately $4.0 million higher.

As a result of the decrease in revenue being more than the reduction in operating expenses, the pre-variable income for the Canadian business segment decreased from a loss of $16.2 million in 2008 to a loss of $32.9 million in 2009.

During the fifteen year period in which it has operated in Canada, the Partnership has been continually hiring new financial advisors as it attempts to grow its network.  In Canada, nearly half of the financial advisors have less than three years of tenure with the Partnership, resulting in the Partnership experiencing an increased investment in the related recruiting and training expenses in Canada.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS (2008 VERSUS 2007)

2008 was a year of extraordinary market conditions, including an economic downturn, tightening of the credit markets, historic reductions in interest rates and market volatility, evidenced by the 15% decrease in the average DJIA for the year.  The federal funds rate decreased 400 basis points, from 4.25%, ending the year at 0.25%.  These poor market conditions did not fully emerge until the later part of 2008, and therefore, business levels during the first half of 2008 were still relatively strong as compared to 2007, which was one of the strongest years in terms of financial results for the Partnership.  Customer dollars invested remained relatively strong early in the year as evidenced by a 3% increase in amounts invested in 2008 as compared to 2007.  Despite the increase in customer dollars invested, the Partnership's net revenues decreased 7% in 2008 compared to 2007, primarily due to decreases in trade revenue as a result of a decrease in the Partnership's margin earned on these trade transactions as well as a significant decline in net interest income due to the significant decrease in rates earned.  This decline, combined with a 3% decrease in operating expenses, resulted in a 31% decrease in income from continuing operations as compared to 2007.  The Partnership’s profit margin based on income from continuing operations decreased to 10.1% in 2008, from 13.7% in 2007.  Despite the unusual economic times, the Partnership also remained focused throughout 2008 on continuing to grow the number of financial advisors and its branch office network.  The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership's Consolidated Statements of Income for the year ended December 31, 2008 as compared to 2007.

The Partnership’s decrease in net revenues was primarily due to reduced trade revenue, net interest income, asset fees and other revenue, partially offset by an increase in account and activity fee revenue.  Operating expenses decreased due primarily to a decrease in financial advisor compensation (due to reduced trade and service fee revenue) and in variable compensation (due to reduced income), partially offset by costs associated with the continued expansion and enhancement of the Partnership's branch office network.  The Partnership added 882 financial advisors during the twelve months ended December 31, 2008, ending the year with 11,817 financial advisors, an increase of 8% from 10,935 as of December 31, 2007.

Trade Revenue

Trade revenue comprised 57% and 56% of net revenue for 2008 and 2007, respectively.  Conversely, net fee revenue comprised 43% and 44% for 2008 and 2007, respectively.

Trade revenue, which consists of revenue from commissions, principal transactions and investment banking, of $2.1 billion decreased 5% ($109.8 million) during 2008.  The decrease in trade revenue was due to a decline in the margin earned on overall customer dollars invested (the principal amount of customer's buy and sell transactions generating a commission), which was partially offset by an increase in customer dollars invested and two additional business days.  Total customer dollars invested were $113.0 billion during 2008, a 3% ($3.7 billion) increase from 2007.  The Partnership's margin earned on each $1,000 invested decreased to $18.90 for 2008 from $20.05 in 2007.  A discussion specific to each component of trade revenue follows.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Commissions revenue ($ millions):
Mutual funds	$946.6	$1,246.3	$(299.7)	-24%
Equities	323.4	323.4	0.0	0%
Insurance	282.4	251.3	31.1	12%
Corporate bonds	0.2	0.5	(0.3)	-60%
Total commissions revenue	$1,552.6	$1,821.5	$(268.9)	-15%

Related metrics:
Customer dollars invested ($ billions)	$62.4	$70.8	$(8.4)	-12%
Margin per $1,000 invested	$24.90	$25.70	$(0.80)	-3%
U.S. business days	253	251	2	1%

Commissions revenue decreased 15% ($268.9 million) for 2008 to $1.6 billion.  This decrease year over year was primarily due to a 12% ($8.4 billion) decrease in customer dollars invested in commission generating transactions to $62.4 billion.  The Partnership's margin earned on commission generating transactions on each $1,000 invested decreased to $24.90 during 2008 from $25.70 during 2007.  Underlying the decrease in commissions revenues, mutual fund commissions decreased 24% ($299.7 million) resulting from customers shifting to investing in short-term (lower margin) certificates of deposit in response to lower customer confidence as the market turned downward in the later months of 2008.  This decrease was offset by an increase in insurance commissions of 12% ($31.1 million).

Principal Transactions

	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Principal transactions revenue ($ millions):
Municipal bonds	$280.5	$137.0	$143.5	105%
Corporate bonds	125.9	144.3	(18.4)	-13%
Certificates of deposit	65.3	43.6	21.7	50%
Government bonds	21.4	25.8	(4.4)	-17%
Collateralized mortgage obligations	15.9	16.0	(0.1)	-1%
Unit investment trusts	15.0	16.2	(1.2)	-7%
Total principal transactions revenue	$524.0	$382.9	$141.1	37%

Related metrics:
Customer dollars invested ($ billions)	$48.5	$37.2	$11.3	30%
Margin per $1,000 invested	$10.90	$10.30	$0.60	6%
U.S. business days	253	251	2	1%

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal transactions revenue increased 37% ($141.1 million) to $524.0 million during 2008 due primarily to an increase in customer dollars invested.  Customers invested $48.5 billion in principal transactions in 2008 compared to $37.2 billion in 2007.  The Partnership’s margin earned on principal transactions on each $1,000 invested increased to $10.90 during 2008 from $10.30 during 2007 primarily due to a shift into higher margin tax-free fixed income products from lower margin taxable fixed income products.  Revenue from municipal bonds increased 105% ($143.5 million) and certificates of deposit increased 50% ($21.7 million), while corporate bonds decreased 13% ($18.4 million) and government bonds decreased 17% ($4.4 million).  The increase in municipal bond revenue is due to the relatively attractive yields on municipal bonds versus their historic yields relative to treasury securities.  The increase in certificates of deposit revenue is primarily due to customers seeking shorter-term fixed income investments due to the uncertainty in the securities markets in 2008.

Investment Banking

Investment banking revenue increased 52% ($18.0 million) during 2008 to $52.7 million, due primarily to an increase in municipal and corporate tax exempt offerings in the current year.

Net Fee Revenue

Net fee revenue, which is fee revenue net of interest expense, decreased 9% ($158.3 million) to $1.6 billion during 2008.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset Fees

	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Asset fees revenue ($ millions):
Service fees	$705.6	$766.0	$(60.4)	-8%
Revenue sharing	141.3	148.4	(7.1)	-5%
Money market fees	131.2	114.5	16.7	15%
Managed account program	51.0	52.1	(1.1)	-2%
Advisory Solutions fees	19.7	-	19.7	n/a
Trust fees	12.8	12.6	0.2	2%
Total asset fees revenue	$1,061.6	$1,093.6	$(32.0)	-3%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside
of Advisory Solutions	$258.7	$280.3	$(21.6)	-8%
Insurance	38.4	41.5	(3.1)	-7%
Money market	23.0	20.7	2.3	11%
Advisory Solutions(2)	2.8	-	2.8	n/a
Total customer asset values	$322.9	$342.5	$(19.6)	-6%

(1)	U.S. asset fee revenue represents 96% and 98% of consolidated asset fee revenue for the years ended December 31, 2008 and 2007, respectively.

(2)	The 2008 amount is the average for the last seven months of the year as the program was not launched until June 2008.

Asset fees decreased 3% ($32.0 million) to $1.1 billion due primarily to a decrease in the average value of customers' mutual fund assets, partially offset by an increase in the new Advisory Solutions program revenue.  Average customer mutual fund assets decreased 8% ($21.6 billion) to $258.7 billion in 2008 compared to $280.3 billion in 2007.  Average customer money market assets increased 11% ($2.3 billion) to $23.0 billion in 2008 compared to $20.7 billion in 2007.  Insurance assets decreased 7% ($3.1 billion) to $38.4 billion in 2008 compared to $41.5 billion in 2007.  The revenue from the Advisory Solutions program, first offered in 2008, was $19.7 million in 2008.  In addition, net customer dollars invested in the Advisory Solutions program were $5.9 billion for the year ended December 31, 2008 and the average value of customer assets in the Advisory Solutions program in 2008 was $2.8 billion and increased to an ending value of $5.1 billion as of December 31, 2008.

As a 49.5% owner of Passport Research Ltd., the investment advisor to money market funds made available to Edward Jones customers, the Partnership shares in the management fee charged to those funds.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity Fees

	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$271.9	$248.8	$23.1	9%
Retirement accounts	118.8	109.3	9.5	9%
Other account and activity fees	80.3	81.2	(0.9)	-1%
Total account and activity fees revenue	$471.0	$439.3	$31.7	7%

Related metrics ($ millions):
Average customer accounts:
Sub-transfer agent services(1)	16.2	14.4	1.8	13%
Retirement accounts	3.0	2.8	0.2	7%

(1) Amount represents number of average individual mutual funds serviced.

Account and activity fees of $471.0 million increased 7% ($31.7 million) year over year.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 9% ($23.1 million) to $271.9 million.  The number of customer accounts for which the Partnership provides mutual fund sub-transfer agent services increased by 13%.  In addition, retirement account fees increased 9% ($9.5 million) to $118.8 million during 2008, due primarily to an increase in the number of retirement accounts.

Net Interest and Dividends

(Dollars in millions)	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Net interest and dividends revenue ($ millions):
Customer loans interest	$120.3	$171.1	$(50.8)	-30%
Overnight investing interest	45.5	111.7	(66.2)	-59%
Other interest and dividends	19.2	22.8	(3.6)	-16%
Interest expense	(71.8)	(79.7)	7.9	10%
Total net interest and dividends revenue	$113.2	$225.9	$(112.7)	-50%

Related metrics:
Average funds invested ($ millions)	$2,337.0	$2,202.3	$134.7	6%
Average rate earned	1.90%	4.99%	-3.09%	-62%

Average customer loan balance ($ millions)	$1,986.1	$1,912.9	$73.2	4%
Average rate earned	6.04%	8.94%	-2.90%	-32%

Net interest and dividend income decreased 50% ($112.7 million) to $113.2 million during 2008 due primarily to a 62% decrease in interest rates.  Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

purchased under agreements to resell decreased 59% ($66.2 million).  The related average funds invested during 2008 were $2.3 billion, compared to $2.2 billion in 2007, of which $1.6 billion and $1.3 billion of these funds were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of December 31, 2008 and 2007, respectively.  The average rate earned on these investments decreased to 1.90% during 2008 from 4.99% during 2007.  The rates earned on these investments trended down throughout 2008 with significant declines toward the end of the year.  Additionally, interest income from customer loans decreased 30% ($50.8 million) to $120.3 million.  While average customer loan balances in 2008 increased 4% ($73.2 million) to $2.0 billion, the average rate earned on customer loan balances decreased 32% due to the decrease in interest rates to 6.04% during 2008 from 8.94% during 2007.  Collateral on customer loan balances decreased 29% ($3.1 billion) to $7.6 billion in 2008.  Despite the decline in collateral value for the loans, the Partnership incurred losses of less than $100,000 during 2008 and 2007.  In addition, interest expense decreased 10% ($7.9 million) to $71.8 million during 2008 due to lower subordinated and long-term debt balances as well as a decrease in customer credit interest expense.

Other Revenue

Other revenue decreased 229% ($45.4 million) year over year.  The decrease between years is primarily attributable to the decrease in value in the investments held related to the non-qualified deferred compensation plan and foreign currency translation losses.  The investments held related to the non-qualified deferred compensation plan had a loss in their fair value of $28.4 million through December 2008, versus a gain of $8.0 million in the same period in 2007, resulting in a $36.4 million decrease in revenue between years.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue.  There was an offsetting decrease in compensation and benefits expense, which results in no net impact to the Partnership's income before allocations to partners.  See Note 1 to the Consolidated Financial Statements for further information regarding the non-qualified deferred compensation plan.  The translation of the Canadian subsidiary's Consolidated Statement of Financial Condition from local currency to U.S. dollars resulted in a $5.2 million loss during 2008 compared to a $2.2 million gain in 2007.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Operating expenses ($ millions):
Compensation and benefits	$2,290.6	$2,444.0	$(153.4)	-6%
Communications and data processing	309.2	288.5	20.7	7%
Occupancy and equipment	297.6	285.1	12.5	4%
Payroll and other taxes	138.2	136.5	1.7	1%
Advertising	64.1	58.4	5.7	10%
Postage and shipping	56.1	56.9	(0.8)	-1%
Clearance fees	18.0	16.4	1.6	10%
Other operating expenses	191.0	170.4	20.6	12%
Total operating expenses	$3,364.8	$3,456.2	$(91.4)	-3%

Related metrics:
Number of branches	10,512	9,841	671	7%

Full-time equivalent associates:
Financial advisors:
At year end	11,817	10,935	882	8%
Average	11,395	10,472	923	9%
Branch associates:
At year end	11,818	11,130	688	6%
Average	11,570	10,853	717	7%
Headquarters associates:
At year end	4,812	4,590	222	5%
Average	4,724	4,303	421	10%
Headquarters associates per
100 financial advisors (average)	41.5	41.1	0.4	1%
Branch associates per 100
financial advisors (average)	101.5	103.6	(2.1)	-2%

Operating expenses per average
financial advisor(1)	$172,686	$170,195	$2,491	1%

(1) Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses decreased 3% ($91.4 million) to $3.4 billion during 2008.

Total compensation and benefits costs decreased 6% ($153.4 million) to $2.3 billion primarily due to decreases in financial advisor compensation and variable compensation, partially offset by increases in financial advisor salary and subsidy and headquarters and branch salary and benefits expense.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding variable compensation and financial advisor salary and subsidy discussed below) decreased 6% ($80.8 million), to $1.2 billion.  This decrease is primarily due to a $44.4 million decrease in financial advisor compensation due to decreased trade and service fee revenues on which financial advisor commissions are paid, in addition to the decrease of $36.4 million related to the Partnership's non-qualified deferred compensation plan mentioned above.

Variable compensation, including bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters' employees, which expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin decreased 53% ($196.0 million).

Financial advisor salary and subsidy, which includes financial advisor compensation programs during their initial years of service, increased 30% ($34.6 million) due to an increased number of new financial advisors participating in the new advisor compensation programs.

Headquarters salary and benefit expense increased 13% ($37.6 million) to $330.8 million in 2008.  Branch salary and benefit expense increased 14% ($51.5 million) to $415.8 million.  Salary and benefit costs for existing and additional personnel increased as the Partnership grew its financial advisor network.  On an FTE basis, the Partnership had 4,812 headquarters employees and 11,818 branch staff employees as of December 31, 2008, compared to 4,590 headquarters employees and 11,130 branch staff employees as of December 31, 2007.  The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch staff to financial advisors as key metrics in managing its costs.  As of December 31, 2008, there were 41.5 headquarters employees and 101.5 branch staff for each 100 financial advisors, compared to 41.1 headquarters employees and 103.6 branch staff for each 100 financial advisors in 2008.

Communications and data processing expense increased 7% ($20.7 million) to $309.2 million in 2008 due to increased costs related to the continued expansion and enhancement of the Partnership's branch office network, including the Partnership's conversion to a terrestrial communications network for its branches from a satellite network (which was completed in the fall of 2007).

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Financial information about the Partnership's reportable segments, for the years ended December 31, 2008 and 2007, is presented in the following table.  Amounts have been reclassified to conform to current period presentation.  This change did not have an impact on the previously reported consolidated results of operations of the Partnership.  All amounts are presented in millions, except financial advisors.

	Years Ended
	December 31,	December 31,	$	%
	2008	2007	Change	Change
Net revenue:
United States of America	$3,590.9	$3,857.8	$(266.9)	-7%
Canada	158.6	159.8	(1.2)	-1%
Total net revenue	3,749.5	4,017.6	(268.1)	-7%

Operating expenses:
United States of America	3,015.0	2,928.4	86.6	3%
Canada	174.8	156.9	17.9	11%
Total operating expenses	3,189.8	3,085.3	104.5	3%

Pre-variable income (loss):
United States of America	575.9	929.4	(353.5)	-38%
Canada	(16.2)	2.9	(19.1)	-659%
Total pre-variable income	559.7	932.3	(372.6)	-40%

Variable compensation:
United States of America	165.6	360.1	(194.5)	-54%
Canada	9.4	10.9	(1.5)	-14%
Total variable compensation	175.0	371.0	(196.0)	-53%

Income (loss) from continuing operations:
United States of America	410.3	569.3	(159.0)	-28%
Canada	(25.6)	(8.0)	(17.6)	-220%
Income from continuing operations	$384.7	$561.3	$(176.6)	-31%

Total assets from continuing operations:
United States of America	$6,566.1	$5,234.7	$1,331.4	25%
Canada	330.5	491.1	(160.6)	-33%
Total assets from continuing operations	$6,896.6	$5,725.8	$1,170.8	20%

Related metrics:
Financial advisors (as of year-end):
United States of America	11,183	10,311	872	8%
Canada	634	624	10	2%
Total financial advisors	11,817	10,935	882	8%

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenues decreased 7% ($266.9 million) in 2008, from 2007 primarily due to decreases in trade revenue ($99.5 million), service fees ($61.0 million), losses due to market value declines in the investments held related to the non-qualified deferred compensation plan ($36.4 million) and net interest income ($111.9 million), partially offset by increases in Advisory Solutions revenue ($19.7 million) and money market fees revenue ($16.8 million).

Trade revenue decreased due to a decline in margins earned, partially offset by an increase in customer dollars invested.  The Partnership's margins earned on each $1,000 invested decreased to $18.80 in 2008, from $20.40 in 2007.  This decrease was primarily due to a shift to tax free fixed income products from higher margin mutual fund products.  Customer dollars invested in securities generating trade revenue increased $3.7 million (4%) from $104.4 billion in 2007 to $108.1 billion in 2008.

Service fee revenue decreased due to the decline in the average asset values on which service fees are earned, due to the market turmoil in late 2008 as a result of the decline in the DJIA during 2008.  The decrease in the value of the investments held related to the non-qualified deferred compensation plan was $28.4 million in 2008 as compared to an increase in the value in 2007 of $8.0 million, therefore decreasing revenue by $36.4 million in 2008.  Net interest income declined primarily due to the significant declines in the average rates earned on overnight investing and declines in client margin loan interest.  The growth in the Advisory Solutions revenue is due to the fact that this was a new program launched in mid 2008.  The increase in money market fee revenue is primarily due to an increase in the related money market asset values.

Operating expenses increased 3% ($86.6 million) primarily due to increases in salary and benefit costs as well as other costs to support the growth of the Partnership's financial advisor network.  Headquarters and branch salary and benefit expense increased $83.6 million in 2008 as compared to 2007.  Financial advisor salary and subsidy increased $31.3 million due to an increased number of new financial advisors participating in financial advisor compensation programs.  All other operating costs increased $53.5 million.  These increases are partially offset by decreases in financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) of $45.4 million, due to the decrease in trade and service fee revenues on which financial advisor commissions are paid as well as a $36.4 million decrease in the value of the investments held related to the non-qualified deferred compensation plan.

Canada

Net revenue decreased 1% ($1.2 million) in 2008, from 2007 primarily due to a decrease in trade revenue ($10.3 million) partially offset by increases in retirement fee revenue ($1.9 million).  The decrease in trade revenue is due primarily to a decrease in the Partnership's margin earned on each $1,000 invested which decreased to $20.70 in 2008, from $22.60 in 2007, primarily due to a shift from higher margin mutual fund products to taxable fixed income and insurance products.  Retirement account fee revenue increased due to a growth in the number of retirement accounts.

Operating expenses increased 11% ($17.9 million) in 2008, from 2007.  Financial advisor salary and subsidy increased $3.3 million due to an increased number of new financial advisors participating in financial advisor compensation programs.  The number of Canadian financial

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

advisors increased 2% in 2008, to 634.  In addition, headquarters and branch salary and benefits expense increased $5.5 million in 2008, as compared to 2007, primarily due to a 4% growth in the number of FTE's in order to support the increased number of financial advisors.  Other expense increases experienced in 2008 were in clearing expense ($1.6 million), advertising expense ($1.3 million) and management fee expense ($3.6 million).  The increase in management fee expense was due to the fact that in July 2008, Canada's parent company, Edward Jones, began allocating costs for administrative and management support to Edward Jones Canada.  Had the Partnership been allocating these costs during the entire year, 2008 management fee expense, as well as the loss from continuing operations, would have been approximately $4.0 million higher for 2008 and $8.0 million higher for 2007.

Pre-variable net loss decreased $19.1 million to a loss of $16.2 million from income of $2.9 million in 2008 due to deteriorating market conditions during 2008 and increased expenses as mentioned above.

DISCONTINUED OPERATIONS

On November 12, 2009, Edward Jones completed the sale of the issued and outstanding shares of its U.K. subsidiary, EDJ Limited, to Towry Law Finance Company Limited (“Towry”) pursuant to a Share Purchase Agreement dated October 22, 2009.  In connection with the closing, Towry acquired all of the EDJ Limited client accounts as well as its financial advisors, branch office administrators and home office associates.

As a result of the completion of the sale, Edward Jones received £6.1 million ($10.2 million), attributable to EDJ Limited's net assets in excess of £36.1 million ($59.9 million).  In connection with this sale transaction, the Partnership recorded $70.0 million of charges which are reflected in the $104.3 million loss from discontinued operations.  This $70.0 million charge includes a loss on the sale, as well as estimated future expenditures, including $14.3 million of contract termination costs primarily related to the head office lease.  See Note 2 to the Consolidated Financial Statements, for further details on the loss from discontinued operations.  In addition, Towry is obligated to make a payment of £5.0 million (approximately $8.1 million) to Edward Jones on the one-year anniversary of closing.  This amount is reflected in the receivable from mutual funds, insurance companies and other line item as of December 31, 2009 in the Consolidated Statement of Financial Condition.  Edward Jones may receive additional payments based on any utilization of tax loss carry-forwards by Towry during the 12-year period following closing.  Edward Jones has also agreed to provide certain transition services to Towry for up to nine months following the closing of the transaction and is being compensated by Towry for those services.  Revenues and costs associated with the transition services agreement will be reflected in continuing operations of the Partnership.

EDJ Limited is presented as a discontinued operation for all periods presented prior to the completion of the sale.

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

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

1A - Risk Factors, Regulatory Initiatives" in this Form 10-K.

The Partnership derived 60% of its total revenue from sales and services related to mutual fund and annuity products in 2009, 62% in 2008 and 65% in 2007.  The Partnership derived 25%, 31% and 30% of its total revenue for 2009, 2008 and 2007, respectively, from one mutual fund vendor.  All of the revenue generated from this vendor relates to business conducted with the Partnership's U.S. segment.  Significant reductions in the revenues from these mutual fund sources could have a material impact on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, repayments of debt and redemptions of partnership interests.  The principal sources for meeting the Partnership's liquidity requirements include existing liquidity and capital resources of the partnership and funds generated from operations.  The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements.  Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

Partnership Capital

A portion of the Partnership's growth in capital has historically been through the sale of limited partnership interests to its employees and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities.

The Partnership's capital subject to mandatory redemption at December 31, 2009, excluding the reserve for anticipated withdrawals, was $1.4 billion, an increase of $23.8 million from December 31, 2008.  The increase in the Partnership's capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($34.1 million) and the issuance of subordinated limited partner interests ($25.3 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($19.4 million, $6.3 million and $9.9 million, respectively).  The Partnership agreement provides, subject to the Managing Partner's discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 28% of income allocated to general partners.  During the years-ended 2009, 2008 and 2007, the Partnership retained 26.6%, 27.6% and 27.6% of income allocated to general partners, respectively.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership.  In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months.  The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the individual partner.  Limited partners withdrawing from the Partnership due to the partner's termination or resignation from the Partnership are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital or redeemed by the Partnership.  Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership.  The Partnership facilitates bank loans for individual general or limited partners who choose to finance the purchase of their partnership capital or choose to maintain their partnership capital investment through unsecured personal bank loans.  Any such bank loan agreement is between the individual and the bank.  The bank loans to the individual general partners are one year term loans, which are renewed annually and have no required principal payments prior to maturity.  The current bank loans to the individual limited partners are due on January 3, 2012 and also have no required principal payments prior to that time.  The Partnership does not guarantee the bank loans nor can the individual general or limited partner pledge their partnership interest as collateral for the bank loan.  Historically, the Partnership has facilitated its employees financing a portion of the purchase of limited partnership interests through individual unsecured bank loans to those employees from banks with whom the Partnership has other banking relationships.  For all individual purchases financed through banks that also provide financing to the Partnership, the individual partner provides an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of the partner's capital account to the repayment of the partner's bank loan prior to any funds being released to the partner.  Should employees' individual bank loans not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could impact the Partnership's liquidity.

Individual partners who finance all or a portion of their partnership interest with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the individual partners experience a period of reduced earnings, including potential operating losses.  As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership's available liquidity and capital.

Many of the same banks which provide financing to individual limited and general partners also provide various forms of financing to the Partnership.  To the extent banks increase credit available to individual partners, financing available to the Partnership may be reduced.

All partners who obtain individual financing with banks which also provide the Partnership financing are required to apply partnership earnings, net of any firm retention and any distributions to pay taxes, to service the interest and principal on the bank loan.

The Partnership, while not a party to any individual partner bank loan, does facilitate making payments of allocated income to certain banks on behalf of the partner.  The banks providing these loans also provide the Partnership with financing.  The following table represents amounts related to individual partner bank loans of which the Partnership is aware.  Individual partners may have arranged their own bank loans to finance their partnership capital that the Partnership is not aware of and therefore any such loans are not included in the table.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of December 31, 2009
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital*:
Total partnership capital	$463,001	$195,941	$777,586	$1,436,528
Partnership capital owned by partners
with individual bank loans	$150,063	$1,356	$310,885	$462,304
Partnership capital owned by partners
with individual bank loans as a
percent of total partnership capital	32.4%	0.7%	40.0%	32.2%

Bank loans:
Individual bank loans	$43,452	$375	$85,268	$129,095
Individual bank loans as a percent of
total partnership capital	9%	0%	11%	9%
Individual bank loans as a percent of
partnership capital owned by partners
with individual bank loans	29%	28%	27%	28%

*Partnership capital is net of reserve for anticipated withdrawals

As of February 26, 2010, individual partner loans at banks for limited partnership interests, subordinated limited partnership interests and general partnership interests had outstanding balances of $38.9 million, $0.3 million and $120.8 million, respectively, totaling $160.0 million.  These balances represented 8.4%, 0.2% and 15.5% of total partnership capital for limited partnership interests, subordinated limited partnership interests and general partnership interests, respectively, and 11.1% of total partnership capital as of December 31, 2009.

Historically, neither the amount of partnership capital financed with individual bank loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership's liquidity or capital resources.

Partnership Debt

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2009, and 2008:

(Dollars in thousands)	2009	2008

Uncommitted secured	$645,000	$940,000
Uncommitted unsecured	50,000	125,000
Committed secured	-	100,000
Total	$695,000	$1,165,000

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

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities which serve as collateral on loans.   There were no amounts outstanding on these lines of credit as of December 31, 2009 or December 31, 2008.  The Partnership had two overnight draws against an uncommitted secured line of credit during 2009, averaging $27.5 million with the highest overnight draw being $35.0 million.  During 2008, the Partnership had twenty-one overnight draws against an uncommitted secured line of credit, averaging $9.9 million with the highest overnight draw being $95.0 million.  The Partnership had no further borrowings against these lines of credit subsequent to December 31, 2009.

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment.  This financing agreement will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of one-month LIBOR and is secured by the equipment being financed.  As of December 31, 2009, the Partnership had executed borrowings of $15.2 million under this financing agreement.  In addition, the Partnership made principal payments of $0.6 million, resulting in $14.6 million outstanding under this agreement as of December 31, 2009.  Subsequent to December 31, 2009, the Partnership executed additional borrowings of $2.0 million and made additional principal payments of $1.0 million, resulting in $15.6 millionoutstanding as of March 31, 2010.  Additional borrowings are expected to be executed in future periods to fund additional purchases of office equipment.

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage, in 2009, collateralized by a home office building and related parking garage located on its St. Louis, Missouri, North Campus location.  The loan has a fixed monthly principal and interest payment beginning February 1, 2010 through December 1, 2012.  On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest, totaling $32.7 million, is due.  The fixed interest rate of 3.5% is contingent upon the Partnership, or a subsidiary, maintaining a matching interest bearing deposit account with the lender in an amount equal to or exceeding the principal amount.  If the matching deposit is withdrawn, the interest rate converts to a floating rate of one-month LIBOR plus 5.0%.  The matching deposit is currently maintained by Edward Jones, and it is the Partnership's intent that the matching deposit will continue to be maintained throughout the life of the loan.

In 2008, the Partnership entered into a $120.0 million revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent the Partnership obtains permanent financing on its St. Louis, Missouri South Campus facility ("South Campus") prior to August 22, 2010, the Partnership must apply the proceeds from the financing towards the amounts outstanding on the revolving unsecured line of credit.  However, any financing obtained for the St. Louis, Missouri South Campus facility will not reduce the total $120.0 million availability under the revolving unsecured line of credit.  As of December 31, 2009, the Partnership had drawn $88.0 million and re-paid $30.0 million, resulting in $58.0 million outstanding on the revolving unsecured line of credit to fund construction projects.  As of December 31, 2008, the Partnership had $43.0 million drawn and outstanding on

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

the revolving unsecured line of credit.  Subsequent to December 31, 2009, no additional amounts were drawn or re-paid on the revolving unsecured line of credit, resulting in $58.0 million total outstanding on the revolving unsecured line of credit as of March 31, 2010.  Each draw is for an interest period of up to six months, at which time interest is due, and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $58.0 million plus any draws less any repayments subsequent to March 31, 2010.  The weighted average interest rate for outstanding amounts under the revolving unsecured line of credit was 0.99% as of December 31, 2009, and fluctuates with the LIBOR.  See Note 8 to the Consolidated Financial Statements for more information related to the Partnership's compliance of its debt covenants.

The Partnership plans to obtain a committed, unsecured 364 day revolving line of credit of approximately $300.0 million and is currently in the process of negotiating an agreement with the arranging banks.  While there can be no assurance that such financing will be completed, the Partnership anticipates this new agreement to be finalized during the second quarter of 2010.

As of December 31, 2009, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements.  For further details on covenants, see discussion regarding debt covenants in Notes 8, 9 and 10 to the Consolidated Financial Statements.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  Construction activities completed during 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The Partnership has commitments relating to these construction activities of $10.7 million remaining as of December 31, 2009.  See Note 7 to the Consolidated Financial Statements for further details on the completion of these activities.

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location.  The Partnership estimates the cost to construct the garage to be approximately $24.0 million and has executed agreements of $8.2 million for the construction.  As of December 31, 2009, the Partnership has not paid any amounts for this construction project.  The Partnership anticipates these estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

The total estimated amount needed to complete the construction of this parking garage and other projects and the repayment of the $58.0 million outstanding balance on the revolving unsecured line of credit (which matures August 2010) will be financed through the Partnership's existing working capital and additional financing in the future.  There can be no assurance that such financing will be available on favorable terms to the Partnership, or at all, in the future.

Cash Activity

At December 31, 2009, the Partnership had $227.5 million in cash and cash equivalents.  In addition, the Partnership had $766.3 million in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $2.8 billion in cash and investments segregated under federal regulations, which was not available for general use.

During 2009, cash and cash equivalents increased $36.7 million to $227.5 million.  Cash provided by operating activities was $374.7 million.  The primary sources of cash provided by operating activities include income before allocations to partners ($164.3 million) adjusted for

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

depreciation expense ($93.1 million) and a loss on the sale of a subsidiary ($70.0 million), a net decrease in assets ($4.2 million) and a net increase in liabilities ($43.1).  During 2009, cash used in investing activities was $226.8 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above ($213.8 million) and cash retained by the sold subsidiary ($23.1 million), offset by proceeds from the sale of the U.K. subsidiary ($10.1 million).  During 2009, cash used in financing activities was $111.3 million, consisting primarily of partnership withdrawals and distributions ($162.6 million), redemption of partnership interests ($35.5 million), repayment of subordinated debt ($3.7 million), repayment of bank loans ($30.0 million) and repayment of long-term debt ($1.4 million), offset by the issuance of bank loans ($45.0 million), issuance of long-term debt ($51.6 million) and the issuance of partnership interests ($25.3 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions.  The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  As of December 31, 2009, Edward Jones' net capital of $747.0 million was 37.1% of aggregate debit items and its net capital in excess of the minimum required was $706.7 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was 34.6%.  Net capital and the related capital percentage may fluctuate on a daily basis.  As of December 31, 2009, the Partnership’s Canadian broker-dealer subsidiary and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its customers. These arrangements include firm commitments to extend credit.  Additionally, the Partnership enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on these arrangements, see Notes 16 and 17 to the Consolidated Financial Statements.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table summarizes the Partnership's long-term financing commitments and obligations, as of December 31, 2009.  Subsequent to December 31, 2009, these commitments and obligations may have fluctuated based on the changing business environment.  The interest on financing commitments is based upon the stated rates of the underlying instruments, which range from 3.38% to 7.79%.  For further disclosure regarding long-term debt, liabilities subordinated to claims of general creditors and rental commitments, see Notes 9, 10 and 16, respectively, to the Consolidated Financial Statements.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$5,469	$6,028	$38,768	$4,586	$1,172	$3,277	$59,300
Liabilities subordinated to
claims of general creditors	53,700	53,700	50,000	50,000	50,000	-	257,400
Interest on financing commitments1	19,225	15,156	11,035	5,920	2,117	318	53,771
Rental commitments	122,220	37,246	24,542	17,389	13,502	69,002	283,901
Total financing commitments
and obligations	$200,614	$112,130	$124,345	$77,895	$66,791	$72,597	$654,372

1 Interest paid may vary depending on timing of principal payments in addition to changes in variable interest rates on underlying obligations.

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2009 (see Note 8 to the Consolidated Financial Statements) and enters into various purchase obligations in the normal course of conducting its business.

RISK MANAGEMENT

Overview

The Partnership's business model and activities expose it to a number of different risks.  The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk.  The identification and ongoing management of the Partnership's risk is critical to its long term business success and related financial performance.  The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management.  Throughout 2009, the Executive Committee consisted of the Partnership's Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership.  As of January 1, 2010, the number of general partners serving on the Executive Committee increased to seven.  The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the firm.  In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations.  The Management Committee consists of up to 25 general partners, including the members of the Executive Committee, with the specific number to be determined by the Managing Partner.  As of February 26, 2010, the Management Committee consisted of 19 general partners.  The Management Committee is responsible for identifying, developing and accomplishing the Partnership's objectives.  In addition, the Management Committee is responsible for sharing information across divisions, identifying issues and risks with other members of the Committee.  The Management Committee meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Several other committees and departments support the Executive Committee's risk management responsibilities by managing certain components of the risk management process.  Those committees and departments and their primary responsibilities, as they relate to risk management, are listed below:

Audit Advisory Committee - oversees the Partnership's compliance with the financial reporting control requirements of Sarbanes Oxley and provides input to the Partnership's Internal Audit Division regarding its risk assessment and internal audit plan and the resolution of outstanding internal audit findings.  In addition, the Audit Advisory Committee reviews critical accounting policy changes and revisions.

New Products & Services Committee - responsible for ensuring that all new products and services are aligned with customers' needs, are consistent with the Partnership's objectives and strategies, and that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new activities.  A new product or service has to be approved by the New Products & Services Committee and Executive Committee before being offered to customers.

Credit Review Committee - establishes policies governing the Partnership's customer margin accounts.  The committee discusses and monitors the risks associated with the Partnership's customer margin practices and current trends in the industry.  The committee reviews large customer margin balances, the quality of the collateral supporting those accounts, and the credit exposure related to those accounts to minimize potential losses.  Any margin loan over $1.0 million is subject to special approval and review procedures by the Credit Review Committee.

Capital Markets Committee - approves new issue equity offerings and primary fixed income inventory commitments above $10.0 million.  The approval is based upon firm guidelines and credit quality standards administered by the firm's Product Review department.  Additionally, a member of the Capital Markets Committee is responsible both for the hedging strategies employed by the firm to reduce inventory risk, and for the communication of those strategies to the Committee.

Counterparty Risk Committee - assesses the Partnership's major exposures to financial institutions.  These exposures include banks in which the Partnership has deposits or on which it depends for funding, including counterparties in reverse repurchase agreement investments and stock loans, trading partners and debt underwriters.

Product Review Department - analyzes proposed new investments prior to them being made broadly available to the Partnership's customers, and performs ongoing due diligence activities on all products broadly marketed by the Partnership.

In addition to these specific committees and departments, each of the Partnership's divisions also assist the Executive Committee in its ongoing risk management activities through their day-to-day responsibilities.

As part of the financial services industry, the Partnership's business is subject to inherent risks.  As a result, despite its risk management efforts and activities, there can be no absolute assurance that the Partnership will not experience significant unexpected losses due to the realization of certain operational or other risks to which the firm is subject.  The following discussion highlights the Partnership's procedures and policies designed to identify, assess, and manage the primary risks of its operations.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Business and Operational Risk

There is an element of operational risk inherent within the Partnership's business.  The Partnership is exposed to operational risk and its business model is dependent on complex technology systems, and there is a degree of exposure to systems failure.  A business continuity planning process has been established to respond to severe business disruptions.  The Partnership has established a second data center in Tempe, Arizona, which operates as a backup of its own primary data center located in St. Louis, Missouri and expects to be able to maintain service during a system disruption contained to St. Louis with a short-term interruption in service.

In order to address the Partnership's risk of identifying fraudulent or inappropriate activity, the Partnership implemented an anonymous Ethics Hotline for employees to report suspicious activity for review and disciplinary action when necessary.  The Partnership's Internal Audit and Compliance divisions investigate reports as they are received.  The Internal Audit and Compliance divisions review other firm activity to assist in risk identification and other inappropriate activities.  In addition, the Partnership communicates and provides ongoing training regarding the Partnership's Privacy requirements to better protect customer information.

The Partnership is also exposed to operational risk as a result of its reliance on third parties to provide technology, processing and other business support services.  The Partnership's Sourcing Office primarily manages that risk by reviewing key vendors through a vendor due diligence process.

Credit Risk

The Partnership is subject to credit risk due to the very nature of the transactions it processes for its customers.  In order to manage this risk, the Partnership limits certain customer transactions by, in some cases, requiring payment at the time or in advance of a customer transaction being accepted.  The Partnership manages the credit risk arising out of the customer margin loans it offers by limiting the amount and controlling the quality of collateral held in the customer's account against those loans.  In accordance with the NYSE rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the customer to deposit additional securities or cash so that, at all times, the loan to the customer is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage).  The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the customer be no greater than 65% of the value of the securities in the account.

The Partnership purchases and holds securities inventory positions for retail sales and does not trade those positions for the purpose of generating gains for its own account.  To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks.  This system requires traders to mark positions to market, reports positions at the trader level, department level and for the firm as a whole.  There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review.  By maintaining an inventory hedging strategy, the Partnership has avoided material inventory losses or gains in the past.  The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership.  The compensation of the Partnership's traders is not tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership also has credit exposure with counterparties as a result of its ongoing, routine business activities.   This credit exposure can be related to the settlement of customer transactions and the related open fails to receive and deliver, or related to the Partnership's overnight investing activities with other financial institutions.  The Partnership monitors its exposure to such counterparties on a regular basis through the activities of its Counterparty Risk Committee in order to minimize its risk of loss related to such exposure.

Market and Liquidity Risk

Market risk is the risk of declining revenue or the value of financial instruments held by the Partnership as a result of fluctuations in interest rates, equity prices or overall market conditions.  Liquidity risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership.  For a discussion of the Partnership's market and liquidity risk, see "Item 7A – Quantitative and Qualitative Disclosures about Market Risk".

Legal, Regulatory and Reputational Risk

In the normal course of business, from time to time, the Partnership is named as a defendant in various legal actions, including arbitrations, class actions and other litigation.  Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  Further, the Partnership is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties.  In recent years, the number of legal actions and investigations has increased among many firms in the financial services industry, including the Partnership.

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to avoid legal claims or regulatory issues.  As a normal course of business, new accounts and customer transactions are reviewed on a daily basis, in part, through the firm's Field Supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership's reputation.  The Partnership conducts on-site branch audits with each financial advisor annually, to review the financial advisor's business, and conduct an annual review of competency, to minimize the risk of regulatory non-compliance.  Additionally, certain branches are visited regularly by Field Supervision Directors to assure reasonable compliance.  The Partnership's Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies.  The Partnership also has a clear awareness of privacy issues and uses client information responsibly, and trains its associates on privacy requirements.  This comes under the auspices of the Partnership's Chief Privacy Officer.  The Partnership has specific policies related to prevention of fraud and money laundering and providing initial as well as annual training and review of competency to help mitigate regulatory risks.

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

In addition, the following significant accounting policies require estimates that involve a higher degree of judgment and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies.  See Item 3 – Legal Proceedings, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mutual Fund and Annuities and Note 17 to the Consolidated Financial Statements for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

THE EFFECTS OF INFLATION

The Partnership's net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, securities inventories and receivables less liabilities.  Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation.  Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets.  As a result, profitability and capital may be impacted by inflation and inflationary expectations.  Additionally, inflation's impact on the Partnership's operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

NEW ACCOUNTING STANDARDS

In July 2009, the FASB launched the ASC, a structural overhaul to U.S. GAAP that changes from a standards-based model to a topically based model. The topics are organized by ASC number and are updated with Accounting Standards Updates ("ASUs"). ASUs will replace accounting changes that historically were issued as FASB Statements (SFASs), FASB

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Interpretations (FINs), FASB Staff Positions (FSPs), or other types of FASB standards.  FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105") identifies the FASB Accounting Standards Codification as the authoritative source of U.S. GAAP.  It also identifies rules and interpretive releases of the SEC under federal securities laws also as sources of authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC does not change GAAP and will not have an effect on the Partnership's financial position, results of operations or liquidity.

In June 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-17 ("ASU 2009-17) amending the timing, and considerations, of analyses performed to determine if variable interests give a controlling financial interest in a variable interest entity, as well as requires additional disclosures. This guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. Adoption of ASU 2009-17 will not have a material impact on the Partnership's Consolidated Financial Statements.

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

In March 2008, the FASB issued authoritative guidance on Disclosures about Derivative Instruments and Hedging Activities that requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This guidance is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Partnership adopted this guidance in 2009, which did not have a material impact on the Partnership's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

anticipated future results, performance or achievements expressed or implied by the forward-looking statements.  See further discussion of risks and uncertainties in Item 1A – Risk Factors.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and average overnight investments, which were $2.1 billion and $3.2 billion as of December 31, 2009, respectively.  The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $28.0 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $5.0 million.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and overnight investments, which are comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell.  The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.  Overnight investments have earned interest at an average rate of approximately 21 basis points (0.21%) for the year ended December 31, 2009, and therefore the financial dollar impact of further declines in rates is minimal.

In addition to the interest earning assets and liabilities noted above, the Partnership's revenue earned related to its minority ownership interest in the advisor  to the Edward Jones Money Market Funds is also impacted by changes in interest rates.  As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment advisor to the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Due to the current historically low interest rate environment, beginning in March 2009, the investment advisor has voluntarily chosen to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds.  This reduction of fees is estimated to reduce the Partnership's revenue by a total of approximately $85.0 million annually.  If the interest rate environment improved such that that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership's revenue would increase by up to $85.0 million annually.  If the interest rate environment deteriorates further the Partnership may waive additional fees of up to $35.0 million annually.

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

As of the end of the Partnership's 2009 fiscal year, management conducted an assessment of the effectiveness of the Partnership's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Partnership's internal control over financial reporting as of December 31, 2009 was effective.

The Partnership's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on its financial statements.

The Partnership's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2009.

PART II

Item 8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
March 31, 2010

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	December 31,	December 31,
(Dollars in thousands)	2009	2008

Cash and cash equivalents	$227,544	$190,861

Cash and investments segregated under
federal regulations	2,812,154	2,175,000

Securities purchased under agreements to resell	766,277	1,354,000

Receivable from:
Customers	2,120,028	1,966,645
Brokers, dealers and clearing organizations	197,823	327,240
Mutual funds, insurance companies, and other	180,746	146,610

Securities owned, at fair value
Inventory securities	76,346	49,955
Investment securities	91,041	84,880

Equipment, property and improvements, at cost,
net of accumulated depreciation and amortization	620,229	523,263

Other assets	76,187	78,149

Assets of discontinued operations (Note 2)	-	95,291

TOTAL ASSETS	$7,168,375	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	December 31,	December 31,
(Dollars in thousands)	2009	2008

Payable to:
Customers	$4,715,729	$4,614,162
Brokers, dealers and clearing organizations	44,331	36,364

Securities sold, not yet purchased, at fair value	10,656	9,998

Accrued compensation and employee benefits	380,547	318,030

Accounts payable and accrued expenses	175,600	168,776

Liabilities of discontinued operations (Note 2)	-	56,057

Bank loans	58,000	43,000

Long-term debt	59,300	9,092
	5,444,163	5,255,479

Liabilities subordinated to claims of general creditors	257,400	261,100

Commitments and contingencies (Notes 16 and 17)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,436,528	1,412,695

Reserve for anticipated withdrawals	30,284	62,620

Total partnership capital subject to mandatory redemption	1,466,812	1,475,315

TOTAL LIABILITIES	$7,168,375	$6,991,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands,	For the Years Ended December 31,
except per unit information)	2009	2008	2007
Revenue:
Trade revenue
Commissions	$1,360,927	$1,552,559	$1,821,545
Principal transactions	492,979	524,030	382,864
Investment banking	88,926	52,747	34,723
Fee revenue
Asset fees	967,386	1,061,593	1,093,579
Account and activity fees	489,605	470,978	439,255
Interest and dividends	112,637	184,919	305,525
Other revenue (loss)	35,558	(25,572)	19,745
Total revenue	3,548,018	3,821,254	4,097,236
Interest expense	57,599	71,752	79,672
Net revenue	3,490,419	3,749,502	4,017,564
Operating expenses:
Compensation and benefits	2,215,791	2,290,566	2,444,019
Occupancy and equipment	318,953	297,593	285,062
Communications and data processing	285,870	309,189	288,507
Payroll and other taxes	140,683	138,226	136,523
Postage and shipping	50,431	56,097	56,913
Advertising	48,389	64,154	58,369
Clearance fees	13,130	18,056	16,438
Other operating expenses	148,534	190,954	170,400
Total operating expenses	3,221,781	3,364,835	3,456,231
Income from continuing operations	268,638	384,667	561,333
Loss from discontinued operations (Note 2)	(104,331)	(72,858)	(53,114)
Income before allocations to partners	164,307	311,809	508,219
Allocations to partners:
Limited partners	19,543	42,236	82,650
Subordinated limited partners	16,530	29,656	44,346
General partners	128,234	239,917	381,223
Net income	$-	$-	$-

Income before allocations to limited partners
per weighted average $1,000 equivalent
limited partnership unit outstanding	$41.44	$86.21	$165.92
Weighted average $1,000 equivalent
limited partnership units outstanding	471,597	489,920	498,132

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
Total Partnership Capital subject to
mandatory redemption, December 31, 2006	$229,270	$137,503	$636,606	$1,003,379
Reserve for anticipated withdrawals	(20,938)	(12,372)	(62,683)	(95,993)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2006	208,332	125,131	573,923	907,386

Issuance of partnership interests	293,563	22,408	8,038	324,009
Redemption of partnership interests	(7,409)	(862)	-	(8,271)
Income allocated to partners	82,650	44,346	381,223	508,219
Withdrawals and distributions	(31,937)	(32,890)	(215,736)	(280,563)

Total Partnership Capital subject to
mandatory redemption, December 31, 2007	$545,199	$158,133	$747,448	$1,450,780
Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2007	494,486	146,677	687,179	1,328,342

Issuance of partnership interests	-	31,438	-	31,438
Redemption of partnership interests	(12,120)	(1,182)	-	(13,302)
Income allocated to partners	42,236	29,656	239,917	311,809
Withdrawals and distributions	(20,554)	(24,276)	(138,142)	(182,972)

Total Partnership Capital subject to
mandatory redemption, December 31, 2008	$504,048	$182,313	$788,954	$1,475,315
Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2008	482,366	176,933	753,396	1,412,695

Issuance of partnership interests	-	25,312	-	25,312
Redemption of partnership interests	(19,365)	(6,304)	(9,885)	(35,554)
Income allocated to partners	19,543	16,530	128,234	164,307
Withdrawals and distributions	(6,807)	(13,558)	(79,583)	(99,948)

Total Partnership Capital subject to
mandatory redemption, December 31, 2009	$475,737	$198,913	$792,162	$1,466,812
Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)

Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2009	463,001	195,941	777,586	1,436,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities:
Income before allocations to partners	164,307	311,809	508,219
Depreciation and amortization	93,076	89,838	94,451
Loss on sale of subsidiary	70,000	-	-
Changes in assets and liabilities:
Cash and investments segregated under
federal regulations	(665,790)	(549,166)	(324,710)
Securities purchased under agreements to resell	587,723	(759,000)	(180,000)
Net payable to customers	(27,118)	1,347,776	218,649
Net receivable from brokers, dealers and
clearing organizations	135,338	81,172	(106,787)
Receivable from mutual funds, insurance companies
and other	(25,797)	25,802	(31,467)
Securities owned, net	(28,000)	87,839	47,066
Other assets	736	(3,338)	(2,507)
Accrued compensation and employee benefits	63,742	(172,807)	58,638
Accounts payable and accrued expenses	6,530	(43,444)	(33,085)
Net cash provided by operating activities	374,747	416,481	248,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(213,801)	(266,024)	(112,132)
Proceeds from sale of subsidiary	10,160	-	-
Cash retained by sold subsidiary	(23,121)	-	-
Net cash used in investing activities	(226,762)	(266,024)	(112,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	45,000	43,000	-
Repayment of bank loans	(30,000)	-	-
Issuance of long-term debt	51,593	-	-
Repayment of long-term debt	(1,385)	(1,742)	(3,555)
Repayment of subordinated liabilities	(3,700)	(14,200)	(23,200)
Issuance of partnership interests	25,312	31,438	324,009
Redemption of partnership interests	(35,554)	(13,302)	(8,271)
Withdrawals and distributions from partnership capital	(162,568)	(305,410)	(376,556)
Net cash used in financing activities	(111,302)	(260,216)	(87,573)
CHANGES IN CASH AND CASH EQUIVALENTS ASSOCIATED
WITH SOLD SUBSIDIARY	-	(3,854)	4,317
Net increase (decrease) in cash and cash equivalents	36,683	(113,613)	53,079
CASH AND CASH EQUIVALENTS
Beginning of year	190,861	304,474	251,395
End of year	$227,544	$190,861	$304,474
Cash paid for interest	$57,868	$73,311	$80,935
Cash paid for taxes (Note 14)	$3,134	$3,434	$3,922
NON-CASH ACTIVITIES:
Additions of equipment, property and improvements
in accounts payable and accrued expenses	$4,812	$26,520	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit information)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership's Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the twelve months ended November 30, 2009, 2008 and 2007 because of the timing of the Partnership's financial reporting process.

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America ("U.S.") and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.  Edward Jones conducts business in the U.S. and Canada, with its customers, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership's two operating segments for the years ended December 31, 2009, 2008 and 2007, see Note 18 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones' U.S. customers through Edward Jones Trust Company, a wholly-owned subsidiary of the Partnership.

On November 12, 2009, Edward Jones completed the sale of the issued and outstanding shares of its U.K. subsidiary, Edward Jones Limited (“EDJ Limited”).  EDJ Limited is presented as a discontinued operation for all periods prior to the completion of the sale.  All other information contained in these Consolidated Financial Statements is presented on a continuing operations basis unless otherwise noted.  See Note 2 for further details on this sale.

The Consolidated Financial Statements have been prepared under the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination.  In the event of a partner’s death, the Partnership must redeem the partner’s capital within six months.  Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminated from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s Managing Partner has the discretion to waive these withdrawal restrictions.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Transaction Risk.  The Partnership's securities activities involve execution, settlement and financing of various securities transactions for customers.  The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations.  For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.  Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk.  Additionally, the Partnership's Canadian subsidiary may also have cash deposits in excess of the applicable insured amounts.  The Partnership regularly monitors the credit ratings of these financial institutions in order to mitigate the credit risk that exists with the deposits in excess of insured amounts.

Revenue Recognition.  The Partnership records customer transactions on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis.  All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the purchase or sale of securities, insurance products and mutual fund shares.

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations (including general obligation and revenue bonds), U.S. Government obligations, unit investment trusts, mortgage-backed securities, and certificates of deposit.

Investment banking revenues are derived from the Partnership’s underwriting and distribution of securities on behalf of issuers.

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  The Partnership also receives asset fee revenue from its Advisory Solutions and Managed Account Programs, which provide investment advisory services to its customers for a fee based upon their asset values in the program.  Asset-based revenues related to the Partnership's interest in the advisor (Passport Research Limited) to the Edward Jones Money Market Funds are also included in asset fees revenue.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees.  It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

Interest and dividend income is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, inventory securities and investment securities.

The Partnership derived 25%, 31% and 30% of its total revenue for 2009, 2008 and 2007, respectively, from one mutual fund vendor.  All of the revenue generated from this vendor relates to business conducted with the Partnership's U.S. segment.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnership's results of operations.

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2009 and 2008.

Due to the short-term nature of the Partnership's bank loans, the fair value of bank loans is estimated at carrying value.  In addition, the Partnership estimates the fair value of long-term debt and liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt.

Cash and Cash Equivalents.  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Cash and Investments Segregated under Federal Regulations.  Cash of $2,412,154 and $2,175,000 as of December 31, 2009 and 2008, respectively, and certificates of deposit of $400,000 as of December 31, 2009 were segregated in special reserve bank accounts for the benefit of U.S. customers under rule 15c3-3 of the Securities and Exchange Commission ("SEC").

Securities Purchased Under Agreements to Resell. The Partnership participates in short-term resale agreements collateralized by U.S. government and agency securities.  These transactions are reported as collateralized financing.  The fair value of the underlying collateral as determined daily, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction.  It is the Partnership's policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  Resale agreements are carried at the amount at which the securities will be subsequently resold as specified in the agreements.

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

Securities Owned and Sold, Not Yet Purchased. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value.  Fair value is determined by using quoted market or dealer prices.  The Partnership records the related unrealized gains and losses in principal transactions revenue, within trade revenue.

Equipment, Property and Improvements.  Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of two to twelve years.  Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years.  Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less.  The Partnership's construction in progress assets, included in the building and improvements category, will be reclassified into the appropriate asset category and begin depreciation at the time the assets are placed into service.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts.  The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable.  If impairment is indicated, the asset value is written down to its fair value.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Non-qualified Deferred Income Plan.  The Partnership has a non-qualified deferred compensation plan for certain financial advisors.  The Partnership has recorded a liability for the future payments due to financial advisors participating in the non-qualified deferred compensation plan.  As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation and employee benefits expense.  The Partnership has chosen to hedge this future liability by purchasing investment securities in an amount similar to the future liability expected to be due in accordance with the plan.  As the fair value of the investment securities fluctuates, the gains or losses are reflected in other revenue.  Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and the change in investment securities are approximately the same, resulting in no net impact on the Partnership's financial results.

Lease Accounting.  The Partnership enters into lease agreements for certain headquarters facilities as well as branch office locations.  The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes.  Income taxes have not been provided for in the Consolidated Financial Statements since The Jones Financial Companies, L.L.L.P. is organized as a partnership and each partner is liable for its own tax payments.  Any subsidiaries' income tax provisions are insignificant (see Note 14).

Reclassification.  Certain prior year balances have been reclassified to conform to the current year presentation, which includes discontinued operations.

Partnership Capital Subject to Mandatory Redemption. The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 480, Distinguishing Liabilities from Equity ("ASC 480"), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of ASC 480, the obligation to redeem a partner's capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership is obligated to redeem a partner’s capital after a partner’s death, guidance requires all of the Partnership’s equity capital to be classified as a liability.  Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership's Consolidated Statement of Income as net income.  In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2009, 2008 and 2007.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.  In addition, ASC 480 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

limited partners and general partners are allocated any remaining net income or net loss based on formulas in the Partnership Agreement.

Recently Issued Accounting Standards.  In July 2009, the FASB launched the ASC, a structural overhaul to U.S. GAAP that changes from a standards-based model to a topically based model. The topics are organized by ASC number and are updated with Accounting Standards Updates ("ASUs"). ASUs will replace accounting changes that historically were issued as FASB Statements (SFASs), FASB Interpretations (FINs), FASB Staff Positions (FSPs), or other types of FASB standards.  FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105") identifies the FASB Accounting Standards Codification as the authoritative source of U.S. GAAP.  It also identifies rules and interpretive releases of the SEC under federal securities laws also as sources of authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC does not change GAAP and will not have an effect on the Partnership's financial position, results of operations or liquidity.

In June 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-17 ("ASU 2009-17) amending the timing, and considerations, of analyses performed to determine if variable interests give a controlling financial interest in a variable interest entity, as well as requiring additional disclosures. This guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. Adoption of ASU 2009-17 will not have a material impact on the Partnership's Consolidated Financial Statements.

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

In March 2008, the FASB issued authoritative guidance on Disclosures about Derivative Instruments and Hedging Activities that requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This guidance is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Partnership adopted this guidance in 2009, which did not have a material impact on the Partnership's Consolidated Financial Statements.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 2 – DISCONTINUED OPERATIONS

On November 12, 2009, Edward Jones completed the sale of the issued and outstanding shares of its U.K. subsidiary, EDJ Limited, to Towry Law Finance Company Limited (“Towry”) pursuant to a Share Purchase Agreement dated October 22, 2009.  In connection with the sale, Towry acquired all of the EDJ Limited client accounts as well as its financial advisors, branch office administrators and home office associates.

As a result of the completion of the sale, Edward Jones received £6,129 ($10,160), attributable to EDJ Limited's net assets in excess of £36,130 ($59,892).  In connection with this sale transaction, the Partnership recorded $70,000 of charges included in the loss from discontinued operations caption in the Consolidated Statements of Income.  The charges include a loss on the sale, as well as estimated future expenditures totaling $18,396, including $14,340 of contract termination costs primarily related to the head office lease.  As of December 31, 2009, a total of $16,200 in estimated expenditures is included in accrued expenses.  In addition, Towry is obligated to make a payment of £5,000 (approximately $8,069) to Edward Jones on the one-year anniversary of closing.  This amount is reflected in the receivable from mutual funds, insurance companies and other category as of December 31, 2009 in the Consolidated Statement of Financial Condition.  Edward Jones may receive additional payments based on any utilization of tax loss carry-forwards by Towry during the 12-year period following closing.  Edward Jones has also agreed to provide certain transition services to Towry for up to nine months following the closing of the transaction and will be compensated by Towry for those services.  Revenues and costs associated with the transition services agreement will be reflected in continuing operations of the Partnership.

The components of the loss from discontinued operations relating to EDJ Limited for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Trade revenue	$35,421	$37,579	$38,388
Fee revenue	7,041	14,886	10,656
Total Revenue	42,462	52,465	49,044
Interest expense	(32)	(806)	(931)
Net revenue	42,430	51,659	48,113
Operating expenses	(83,347)	(109,832)	(101,815)
Loss on sale of subsidiary	(70,000)	-	-
Foreign currency translation gain (loss)	6,586	(14,685)	588
Loss from discontinued operations	$(104,331)	$(72,858)	$(53,114)

PART II

Item 8. Financial Statements and Supplementary Data, continued

The assets and liabilities related to EDJ Limited as of December 31, 2009 and 2008 are classified as discontinued operations in the Consolidated Statements of Financial Condition and are comprised as follows:

	2009	2008

Cash and cash equivalents including segregated cash	$-	$71,816
Receivables	-	6,635
Securities owned, at fair value	-	8,203
Equipment, property and improvements, at cost,
net of accumulated depreciation	-	8,111
Other assets	-	526

ASSETS OF DISCONTINUED OPERATIONS	$-	$95,291

Payables	-	41,726
Securities sold, not yet purchased, at fair value	-	2,137
Accounts payable and accrued expenses	-	12,194

LIABILITIES OF DISCONTINUED OPERATIONS	$-	$56,057

NOTE 3 – RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 4 – RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations as of December 31, 2009 and 2008 are as follows:

	2009	2008
Receivable from retirement account trustee	$120,786	$-
Receivable from money market funds	46,508	51,563
Receivable from clearing organizations	21,841	39,874
Securities failed to deliver	4,833	3,695
Dividends receivable	1,183	8,863
Cash or collateral deposited for securities borrowed	883	275
Receivable from carrying broker	209	220,275
Other	1,580	2,695
Total receivable from brokers, dealers
and clearing organizations	$197,823	$327,240

Payable to clearing organizations and issuers	$23,747	$15,576
Securities failed to receive	14,801	13,337
Payable to brokers and dealers	5,333	7,372
Cash or collateral received for securities loaned	450	79
Total payable to brokers, dealers
and clearing organizations	$44,331	$36,364

In 2009, the receivable from retirement account trustee represents deposits held with a trustee for the Partnership's Canadian customer's retirement account funds as required by Canadian regulations, due to the self-clearing environment effective May 2009.  Receivable from clearing organizations represents balances and deposits with clearing organizations.  Securities failed to deliver/receive represent the contract value of securities which have not been delivered or received by settlement date.  In 2008, the receivable from carrying broker represents balances and deposits with the Partnership's Canadian carrying broker.  After converting to self-clearing in 2009, the Canadian broker-dealer continues to use a third party to facilitate its Managed Account Programs.  The receivable from carrying broker in 2009 is related only to those accounts.

NOTE 5 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset based fees and fees for sub-transfer agent accounting services from the mutual fund vendors and insurance companies.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE OF SECURITIES

The following table sets forth the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2009
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$766,277	$-	$-	$766,277

Investments segregated under federal regulations	$-	$400,000	$-	$400,000

Securities owned:
Inventory securities:
Certificates of deposit	$-	$400	$-	$400
U.S. and Canadian government
and U.S. agency obligations	1,820	-	-	1,820
State and municipal obligations	-	50,697	-	50,697
Corporate bonds and notes	-	8,243	-	8,243
Collateralized mortgage obligations	-	1,355	-	1,355
Equities	13,485	-	-	13,485
Unit investment trusts	346	-	-	346
Total inventory securities	$15,651	$60,695	$-	$76,346

Investment securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$11,770	$-	$-	$11,770
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	2,824	-	-	2,824
Municipal bonds	-	6,651	-	6,651
Mutual funds	69,082	-	-	69,082
Equities	714	-	-	714
Total investment securities	$84,390	$6,651	$-	$91,041

	Financial Liabilities at Fair Value as of
	December 31, 2009
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$-	$618	$-	$618
U.S. and Canadian government
and U.S. agency obligations	2,096	-	-	2,096
State and municipal obligations	-	890	-	890
Corporate bonds and notes	-	4,643	-	4,643
Collateralized mortgage obligations	-	64	-	64
Equities	2,241	-	-	2,241
Unit investment trusts	104	-	-	104
Total inventory securities	$4,441	$6,215	$-	$10,656

PART II

Item 8. Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2008
	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$1,354,000	$-	$-	$1,354,000

Securities owned:
Inventory securities:
Certificates of deposit	$-	$5,255	$-	$5,255
U.S. and Canadian government
and U.S. agency obligations	1,200	-	-	1,200
State and municipal obligations	-	14,933	-	14,933
Corporate bonds and notes	-	8,735	-	8,735
Collateralized mortgage obligations	-	1,113	-	1,113
Equities	18,496	-	-	18,496
Unit investment trusts	223	-	-	223
Total inventory securities	$19,919	$30,036	$-	$49,955

Investment securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$22,120	$-	$-	$22,120
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	6,892	-	-	6,892
Mutual funds	55,095	-	-	55,095
Equities	773	-	-	773
Total investment securities	$84,880	$-	$-	$84,880

	Financial Liabilities at Fair Value as of
	December 31, 2008
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$-	$528	$-	$528
U.S. and Canadian government
and U.S. agency obligations	95	-	-	95
State and municipal obligations	-	542	-	542
Corporate bonds and notes	-	4,145	-	4,145
Collateralized mortgage obligations	-	75	-	75
Equities	4,502	-	-	4,502
Unit investment trusts	111	-	-	111
Total inventory securities	$4,708	$5,290	$-	$9,998

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts.  The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions.  Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding was $7,000 and $3,000 at

PART II

Item 8. Financial Statements and Supplementary Data, continued

December 31, 2009 and 2008, respectively.  The average notional amount of futures contracts outstanding throughout the years ending December 31, 2009 and 2008, respectively, was approximately $8,500 and $12,500.  The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements; however, the related mark-to-market adjustments of $34 and $46 are included in the Consolidated Statement of Financial Condition as of December 31, 2009 and 2008  The related gains or losses recorded related to these transactions were a $109 gain, a $1,241 loss and a $774 loss as of December 31, 2009, 2008 and 2007.

NOTE 7 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Land	$15,992	$15,992
Buildings and improvements	751,481	496,784
Equipment, furniture and fixtures	786,353	757,445
Construction in progress	635	118,104

Total equipment, property and improvements	1,554,461	1,388,325

Accumulated depreciation and amortization	(934,232)	(865,062)

Equipment, property and improvements, net	$620,229	$523,263

The Partnership completed construction of and placed into service the following three office buildings and parking garages (as well as the related equipment, furniture and fixtures) during 2009 and 2008 for the exclusive use by the Partnership:

Construction Project	Location	Date Placed Into Service	Cost of Property In Service as of December 31, 2009
12555 Manchester addition and	St. Louis, MO -	December
related garage	South Campus	2009	$123,050

130 Edward Jones Blvd.	St. Louis, MO -	September
	North Campus	2009	117,644

170 Edward Jones Blvd. and	St. Louis, MO -	November
related garage	North Campus	2008	81,881

Tempe Campus Garage	Tempe, AZ	July 2009	18,869

			$341,444

PART II

Item 8. Financial Statements and Supplementary Data, continued

As of December 31, 2009, the Partnership had construction in progress of $635 related to costs of the new parking garage at the St. Louis, Missouri, North Campus location described in Note 16.  Total costs for this parking garage are estimated to be approximately $24,000.  As of December 31, 2008, the Partnership had construction in progress of $118,104, which related to the newly constructed office buildings and parking garages described above.

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income under Communications and Data Processing, and Occupancy and Equipment.

The Partnership has recorded $4,812 and $26,520 of accrued costs which are included in equipment, property and improvements in the Consolidated Financial Statements as of December 31, 2009 and 2008, respectively.

The Partnership has purchased Industrial Revenue Bonds ("IRBs") issued by St. Louis County related to certain self-constructed and purchased real and personal property.  This provides for potential property tax benefits over the life of the bonds (generally 10 years).  The Partnership is therefore both the bondholder and the debtor / lessee for these properties.  The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.

NOTE 8 – BANK LOANS AND LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

Uncommitted secured	$645,000	$940,000
Uncommitted unsecured	50,000	125,000
Committed secured	-	100,000
Total	$695,000	$1,165,000

PART II

Item 8. Financial Statements and Supplementary Data, continued

The Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans.  There were no amounts outstanding on these lines of credit as of December 31, 2009 and December 31, 2008.  The Partnership had two overnight draws against an uncommitted secured line of credit during 2009, averaging $27,500 with the highest overnight draw being $35,000.  During 2008, the Partnership had twenty-one overnight draws against an uncommitted secured line of credit, averaging $9,914 with the highest overnight draw being $95,000.  The Partnership had no further borrowings against these lines of credit subsequent to December 31, 2009.

In 2008, the Partnership entered into a $120,000 revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent the Partnership obtains permanent financing on its St. Louis, Missouri South Campus facility ("South Campus") prior to August 22, 2010; the Partnership must apply the proceeds from the financing towards the amounts outstanding on the revolving unsecured line of credit.  However, any financing obtained for the St. Louis, Missouri South Campus facility will not reduce the total $120,000 availability under the revolving unsecured line of credit.  As of December 31, 2009, the Partnership had drawn $88,000 and re-paid $30,000, resulting in $58,000 outstanding on the revolving unsecured line of credit to fund construction projects.  As of December 31, 2008, the Partnership had $43,000 drawn and outstanding on the revolving unsecured line of credit.  Subsequent to December 31, 2009, no further amounts were drawn or re-paid on the revolving unsecured line of credit, resulting in $58,000 total outstanding on the revolving unsecured line of credit as of March 31, 2010.  Each draw is for an interest period of up to six months, at which time interest is due, and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $58,000 plus any draws, net of any repayments made subsequent to March 31, 2010.  The weighted average interest rate for outstanding amounts under the line of credit was 0.99% as of December 31, 2009, and fluctuates with the London Interbank Offered Rate ("LIBOR").

The line of credit agreement contains restrictions that, among other things, require maintenance of a fixed charge coverage ratio of 1.2 to 1.0 for EDJ Leasing Co., L.P. "Leasing," a subsidiary of the Partnership, and minimum capital of $1.1 billion and total indebtedness of less than 50% of total capital at the Partnership, respectively.  The Partnership and Leasing were in compliance with all debt covenants and restrictions as of December 31, 2009.

The estimated fair value of bank loans was approximately $58,000 and $43,000 as of December 31, 2009 and 2008, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 9 – LONG-TERM DEBT

Long-term debt as of December 31, 2009 and 2008 is composed of the following:

	2009	2008
Note payable, collateralized by real estate, fixed rate of
7.28%, principal and interest due in fluctuating monthly
installments, with a final installment on June 1, 2017	$8,290	$9,092

Note payable, collateralized by office equipment,
floating rate of 3.15% in excess of one-month LIBOR,
principal and interest due in fixed monthly installments
of $317, with a final installment on January 1, 2014	14,610	-

Note payable, collateralized by real estate, fixed rate
of 3.50%, principal and interest due in fluctuating
monthly installments, with a final balloon
payment of $32,693 on December 22, 2012	36,400	-

	$59,300	$9,092

Scheduled annual principal payments, as of December 31, 2009, are as follows:
Principal
Year	Payment

2010	$5,469
2011	6,028
2012	38,768
2013	4,586
2014	1,172
Thereafter	3,277

$59,300

The note payable, with a balance of $8,290 as of December 31, 2009, is collateralized by a building with a cost of $15,758 and a carrying value of $11,375 as of December 31, 2009.  The Partnership has estimated the fair value of this note payable to be approximately $8,200 and $7,900 as of December 31, 2009 and 2008, respectively.

In October 2009, the Partnership entered into a financing agreement with three banks to fund up to $30,000 for purchases of office equipment.  As of December 31, 2009, the Partnership has executed borrowings of $15,193, made principal payments of $583, resulting in $14,610 outstanding on the agreement.  Subsequent to December 31, 2009, the Partnership executed additional borrowings of $1,983 and made additional principal payments of $1,015, resulting in

PART II

Item 8. Financial Statements and Supplementary Data, continued

$15,578 outstanding as of March 31, 2010.  Additional amounts are expected to be executed in future periods to fund additional purchases of office equipment.  The term of each borrowing will be for a maximum of 48 months from the date of borrowing.  As of December 31, 2009, Edward Jones was required, under the note agreement, to maintain minimum partnership capital of $625,000.  Edward Jones was in compliance with this covenant as of December 31, 2009.  This note payable has a balance of $14,610 as of December 31, 2009 and is collateralized by office equipment with a cost of $15,575 and a carrying value of $11,600 as of December 31, 2009.  The Partnership has estimated the fair value of this note payable to be approximately $14,300 as of December 31, 2009.

In 2009, the Partnership entered into a $36,400 fixed rate mortgage collateralized by a home office building and related parking garage located on its St. Louis, Missouri North Campus location.  The loan has a fixed monthly principal and interest payment beginning February 1, 2010 through December 1, 2012.  On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest is due.  The fixed interest rate of 3.5% is contingent upon the Partnership maintaining a matching deposit account with the lender in an amount equal to or exceeding the principal amount.  If the matching deposit is withdrawn, the interest rate converts to a floating rate of one-month LIBOR plus 5.0%.  The matching deposit is currently maintained by Edward Jones, and it is the Partnership's intent that the matching deposit will continue to be maintained throughout the life of the loan.  The loan agreement contains restrictions that, among other things, require a debt service coverage ratio of not less than 1.2 to 1.0, measured as of December 31 of each year.  The Partnership was in compliance with this covenant as of December 31, 2009.  This note payable has a balance of $36,400 as of December 31, 2009 and is collateralized by a building and related parking garage with a cost basis of $51,890 and a carrying value of $49,714 as of December 31, 2009.  The Partnership has estimated the fair value of this note payable to be approximately $40,000 as of December 31, 2009.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 10 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of December 31, 2009 and 2008 consist of:

	2009	2008
Capital notes 7.33%, due in annual installments of
$50,000 commencing on June 12, 2010 with a
final installment on June 12, 2014	$250,000	$250,000

Capital notes 7.79%, due in annual installments
of $3,700 commencing on August 15, 2005,
with a final installment of $3,700 on August 15, 2011	7,400	11,100

	$257,400	$261,100

Required annual principal payments, as of December 31, 2009, are as follows:

Principal
Year	Payment

2010	$53,700
2011	53,700
2012	50,000
2013	50,000
2014	50,000
Thereafter	-

$257,400

The capital note agreements contain restrictions which, among other things, require Edward Jones to maintain certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital.  As of December 31, 2009, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and regulatory net capital of $151,018.  Edward Jones was in compliance with all restrictions as of December 31, 2009 and 2008.

The subordinated liabilities are subject to cash subordination agreements approved by FINRA and, therefore, are included in Edward Jones' computation of net capital under the SEC’s Uniform Net Capital Rule. The Partnership has estimated the fair value of the subordinated capital notes to be approximately $267,000 and $238,000 as of December 31, 2009 and 2008, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 11 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under “Partnership Capital Subject to Mandatory Redemption” in Note 1, the Partnership's capital has been classified as a liability under ASC 480 as “partnership capital subject to mandatory redemption.”  The partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,436,528 consists of $463,001 of limited partnership capital issued in $1,000 units, $195,941 of subordinated limited partnership capital and $777,586 of general partnership capital as of December 31, 2009.  As of December 31, 2008, the partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, of $1,412,695 consists of $482,366 of limited partnership capital issued in $1,000 units, $176,933 of subordinated limited partnership capital and $753,396 of general partnership capital.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership.  Limited partners participate in Partnership profits and are also guaranteed a minimum 7.5% return on the face amount of their capital which was $35,381, $36,661 and $37,355, for the years ended December 31, 2009, 2008 and 2007, respectively, and is included as a component of Interest Expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

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

NOTE 12 – NET CAPITAL REQUIREMENTS

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

At December 31, 2009, Edward Jones' net capital of $746,951 was 37.1% of aggregate debit items and its net capital in excess of the minimum required was $706,680.  Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 34.6%.  Net capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2009, the Partnership’s Canadian broker-dealer subsidiary and Edward Jones Trust Company were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 13 – OTHER REVENUE (LOSS)

Other revenue (loss) of $35,558, $(25,572) and $19,745 for the years ended December 31, 2009, 2008 and 2007, respectively, consists primarily of the change in the fair value of the assets related to the Partnership's non-qualified deferred compensation plan (see Note 1) as well as the foreign currency translation gain or loss.  The change in fair value of the investments related to the non-qualified deferred compensation plan resulted in a gain of $14,784 in 2009, a loss of $28,361 in 2008, and a gain of $8,016 in 2007.  The translation of the Canadian subsidiary's Statements of Financial Condition from local currency to U.S. dollars resulted in a gain of $6,361 in 2009, a loss of $5,164 in 2008, and a gain of $2,203 in 2007.

NOTE 14 – INCOME TAXES

The Partnership is treated as such for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of its individual partners.  However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2009 and 2008, the Partnership's tax basis of assets and liabilities exceeds book basis by $150,412 and $183,853, respectively.  The primary difference between financial statement basis and tax basis of assets is related to the timing in deducting prepaid expenses, deferred compensation and depreciation expense related to fixed assets.  The primary difference between financial statement basis and tax basis of liabilities is related to the deferral for tax purposes in deducting certain reserves and accrued expenses until they are paid.  Since the Partnership is treated as such for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.  ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital.  The Partnership does not have any uncertain tax positions as of December 31, 2009 and 2008 and is not aware of any tax positions that will significantly change during the next twelve months.  In addition, the Partnership has analyzed the open tax years ended 2006 through the current year and is not aware of significant examinations in progress.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Partnership maintains qualified deferred compensation plans covering all eligible employees.  Contributions to the plans are at the discretion of the Partnership.  Additionally, participants may contribute on a voluntary basis.  Approximately $56,300, $72,200 and $125,900 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 16 – COMMITMENTS

The Partnership leases headquarters office space under various operating leases.  Additionally, branch offices are leased generally for terms of three to five years.  Rent expense, which is recognized on a straight-line basis over the minimum lease term, was $204,800, $190,200, and $193,200 for the years ended December 31, 2009, 2008 and 2007, respectively.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The Partnership's non-cancelable lease commitments greater than one year as of December 31, 2009, are summarized below:

Principal
Year	Payment

2010	$122,220
2011	37,246
2012	24,542
2013	17,389
2014	13,502
Thereafter	69,002

$283,901

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

The Partnership is in the process of expanding its home office facilities in order to support its current and future growth plans.  Construction activities completed during 2009 include an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The Partnership has commitments relating to these construction activities of $10,720 remaining as of December 31, 2009.  See Note 7 for further details on the completion of these activities.

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location.  The Partnership estimates the cost to construct the garage to be approximately $24,000 as of December 31, 2009 and has executed agreements of $8,197 for the construction.  As of December 31, 2009, the Partnership has not paid any amounts related to commitments for this construction project.  The Partnership anticipates these estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

The total estimated amount needed to complete the construction of this parking garage and other projects and the repayment of the $58,000 balance outstanding on the revolving unsecured line of credit (which matures August 2010) will be financed through the Partnership's existing working capital and additional financing obtained in the future.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.

NOTE 17 – CONTINGENCIES

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

PART II

Item 8. Financial Statements and Supplementary Data, continued

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

NOTE 18 – SEGMENT INFORMATION

Operating segments are defined as components of an entity that has all of the following characteristics:  it engages in business activities from which it may earn revenues and incur expenses; its operating results are regularly reviewed by the entity's chief operating decision-maker (or decision-making group) for resource allocation and to assess performance; and discrete financial information is available.  The Partnership has determined it has two remaining reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.

The accounting policies of the segments are the same as those described in "Note 1 – Summary of Significant Accounting Policies."  Financial information about the Partnership's reportable segments is presented in the following table.  For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

PART II

Item 8. Financial Statements and Supplementary Data, continued

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation expense.  Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each segment independent of that segment's individual income.  While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance at the individual segment can impact the amount of bonus expense for each segment.  As such, both income from continuing operations and income before variable compensation expense are considered in evaluating segment performance and are provided below.  Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.  However, total assets from continuing operations for each segment are provided for informational purposes.

The Canada segment information as reported in the following table is based upon Canada's Consolidated Financial Statements without eliminating any intercompany items such as management fee expense that it pays to affiliated entities.  The U.S. segment information is derived from the Partnership's Consolidated Financial Statements less the Canada segment information presented without eliminating any intercompany items.  This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 8. Financial Statements and Supplementary Data, continued

Financial information for the Company’s reportable segments is presented in the following table for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Financial metrics:
Net revenue:
United States of America	$3,366,991	$3,590,907	$3,857,748
Canada	123,428	158,595	159,816
Total net revenue	3,490,419	3,749,502	4,017,564

Net interest revenue:
United States of America	50,984	104,327	216,194
Canada	4,054	8,840	9,659
Total net interest revenue	55,038	113,167	225,853

Pre-variable income (loss):
United States of America	409,743	575,904	929,439
Canada	(32,884)	(16,221)	2,928
Total pre-variable income	376,859	559,683	932,367

Variable compensation:
United States of America	105,962	165,610	360,123
Canada	2,259	9,406	10,911
Total variable compensation	108,221	175,016	371,034

Income (Loss) from continuing operations:
United States of America	303,781	410,294	569,316
Canada	(35,143)	(25,627)	(7,983)
Total Income from continuing operations	$268,638	$384,667	$561,333

Capital expenditures:
United States of America	$183,750	$287,987	$103,513
Canada	3,338	1,210	4,444
Total capital expenditures	$187,088	$289,197	$107,957

Depreciation and amortization
United States of America	$87,569	$83,849	$87,456
Canada	2,553	2,950	4,378
Total depreciation and amortization	$90,122	$86,799	$91,834

Total assets from continuing operations
United States of America	$6,728,808	$6,566,141	$5,234,668
Canada	439,567	330,462	491,136
Total assets from continuing operations	$7,168,375	$6,896,603	$5,725,804

Non-financial metrics:
Financial Advisors (as of year-end):
United States of America	11,927	11,183	10,311
Canada	688	634	624
Total financial advisors	12,615	11,817	10,935

PART II

Item 8. Financial Statements and Supplementary Data, continued

The increase in management fee expense year over year was due to the fact that in July 2008, Canada's parent company, Edward Jones, began allocating costs for administrative and management support to the Canadian broker dealer.  Had the Partnership been allocating these costs during the entire year of 2008 and for 2007, management fee expense, as well as the loss from continuing operations, would have been higher by approximately $4.0 million and $8.0 million for each of those years respectively.

NOTE 19 – CANADA SELF-CLEARING

During the second quarter of 2009, the Partnership's Canadian subsidiary became self-clearing.  In this new self-clearing environment, the Canadian subsidiary no longer relies on National Bank Correspondent Network and National Bank Financial for processing customer transactions and maintaining the related customer books and records.  The Canadian subsidiary has become the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting, and statements.  Trades are executed for the Canadian subsidiary directly with the Toronto Stock Exchange or other venues, and the subsidiary has become a member of the Canadian Depository of Securities and FundServ for clearing and settlement of transactions.  In order to support this new self-clearing environment, the Canadian subsidiary executed agreements with Broadridge Financial Solutions, Inc. to provide the securities processing systems along with other agreements with other providers to perform selected services.

NOTE 20 – FINANCIAL SERVICES REGULATORY MATTERS

During the second quarter of 2009, significant financial services industry regulatory reform has been proposed and is currently being debated by the federal government.  This proposed regulatory reform includes creating a new consumer financial protection agency, adding new fiduciary standards for broker-dealers, and other provisions that could potentially impact the Partnership's operations.  Currently, financial services regulatory reform is being discussed and considered by various governmental agencies, financial services firms and other industry participants.  While this regulatory reform is only proposed, the industry and the Partnership continue to assess the specific impact.

NOTE 21 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment advisor to the Edward Jones Money Market Fund.  The Partnership does not have management responsibility with regard to the advisor.  Approximately 2.1%, 3.5% and 2.9% of the Partnership's revenues were derived from the advisor and the fund during 2009, 2008 and 2007, respectively.

Edward Jones leases approximately 10% of its branch office space from its financial advisors.  Rent expense related to these leases approximated $19,000, $17,000 and $15,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  These leases are executed and maintained in the same manner as those entered into with third parties.

In the normal course of business, partners and employees of the Partnership and its affiliates use the brokerage services of the Partnership for the same services as unrelated third parties, with certain discounts on commissions and fees for certain services.  The Partnership has included balances arising from such transactions in the Consolidated Statements of Financial Condition on the same basis as other customers.

PART II

Item 8. Financial Statements and Supplementary Data, continued

NOTE 22 – QUARTERLY INFORMATION

(Unaudited)

	2009
	Quarters Ended
	March 27	June 26	September 25	December 31

Total revenue	$800,612	$863,284	$889,151	$993,971

Income from continuing
operations	$49,681	$72,635	$65,388	$80,934

Income before allocations
to partners	$36,246	$65,160	$50,647	$12,254

Income before allocations to
partners per weighted
average $1,000 equivalent
limited partnership unit
outstanding	$9.14	$16.43	$12.78	$3.09

	2008
	Quarters Ended
	March 28	June 27	September 26	December 31

Total revenue	$1,014,506	$1,018,520	$938,514	$849,714

Income from continuing
operations	$118,035	$113,747	$91,563	$61,322

Income before allocations
to partners	$103,354	$98,510	$72,824	$37,121

Income before allocations to
partners per weighted
average $1,000 equivalent
limited partnership unit
outstanding	$28.58	$27.23	$20.14	$10.26

In accordance with ASC 480, the Partnership presents net income of $0 on its Consolidated Statement of Income.  See Note 1 to the Consolidated Financial Statements for further discussion.

PART II
ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15e under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation with the participation of its management of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's report on internal control over financial reporting and the report of independent registered  public  accounting  firm  are  set  forth in  Part  II,  Item  8, of  this  annual  report  on Form 10-K.

Changes in Internal Control Over Financial Reporting.  There was no change in The Partnership's  internal  control  over  financial  reporting  (as defined in Rules 13a-15(f) and  15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Partnership Agreement

On March 26, 2010, the Partnership amended its partnership agreement by entering into the Seventeenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership (the “Partnership Agreement”).  A description of the material provisions adopted or changed by the amendment, and, where applicable, the previous provision follows:

Section 4.1 was amended (i) to increase the maximum amount of the discretionary allocation the Managing Partner was permitted to award to general partners to assist such Partners in making or maintaining capital contributions to the Partnership from $1.5 million to $3.0 million in any calendar year and (ii) to provide that the Managing Partner could not take certain significant actions without the approval of the Executive Committee, including sale of all or substantially all of the Partnership’s assets, termination or dissolution or winding-up of the Partnership, approval or of a merger, consolidation or other change of control transaction, the change in form of entity of the Partnership or in its principal business, and certain actions in relation to bankruptcy or other insolvency proceedings.  Article 4 implements a number of other governance changes, including specifically providing for an audit committee (Section 4.10) and other committees of the Partnership (Section 4.11 and 4.12).  Section 5.1.A was amended to increase the number of general partners acting together to call a meeting of all the general partners, from five to 20.

Amended Section 6.3.G provides that the capital of a Subordinated Limited Partner withdrawing after the date of the amendment will be paid in a total of six equal annual installments, rather than four equal annual installments.

Amended Section 8.6.A(ii) clarifies that the net losses of the Partnership for tax purposes in any calendar year will be allocated first to the Subordinated Limited Partners, second to the general partners and third to the Limited Partners (in each case to extent of their aggregate capital contributions), with any remaining losses allocated to the general partners.  In accordance with the Partnership Agreement, Limited Partners are not allocated tax losses until such time as Subordinated Limited Partner Capital and General Partner Capital is reduced to zero.

A new Article 10 replaces the provision previously in Section 4.7, and provides for limitations on the liabilities of, and indemnification for, general partners and former general partners, for certain acts or omissions, subject to exceptions generally for fraud, intentional misconduct, acts not in subjective good faith or which involved intentional misconduct or a knowing violation of the law which were grossly negligent, or any transaction in which a general partner or former general partner received an improper personal benefit.  In addition, provision was made for general partner indemnification in favor of the Partnership for third party claims against the Partnership for such a general partner’s fraud, acts or omissions not in subjective good faith or which involve intentional misconduct or a knowing violation of law or which were grossly negligent, or for any transaction in which such general partner derived improper personal benefit.  For purposes of satisfying the foregoing indemnity, the Partnership has discretion to require the indemnifying party to sell any and all of his or her Partnership assets to fulfill such obligations.

Section 11.3 was amended to provide a five-year limitation on time to commence an arbitration of matters under the Partnership Agreement, or the applicable statute of limitations, if shorter.

Certain other provisions and defined terms were updated or clarified, such certain clarifications relating to the specific powers of the Managing Partners, notice provisions and the elimination of certain provisions that only had historical relevance.  In addition, the references to Class I Subordinated Limited Partners were eliminated, as there were no Class I Subordinated Limited Partnership interests issued or outstanding.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have officers or directors.  As of February 26, 2010, the Partnership was composed of 348 general partners, 10,385 limited partners and 230 subordinated limited partners.  Under the terms of the Partnership Agreement, the Managing Partner in said capacity has primary responsibility for administering the Partnership’s business, determining its policies, controlling the management and conduct of the Partnership’s business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership.  The Managing Partner is elected by a majority of the Executive Committee and serves for an indefinite term.  The Managing Partner may be removed by a majority vote of the Executive Committee or a vote of the general partners holding a majority percentage ownership in the Partnership.  The Partnership does not have a formal code of ethics for executives, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  The Partnership's operating subsidiaries  are managed by its 348 general partners under the leadership of the Managing Partner.

Executive Committee.  The Executive Committee consists of the Managing Partner and between 5 and 9 general partners, with the specific number determined by the Managing Partner.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions including the consideration of partnership compensation and to ensure the Partnership's business risks are managed appropriately.  Executive Committee members are appointed by the Managing Partner for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner.  Throughout 2009, the Executive Committee was comprised of James D. Weddle, Brett A. Campbell, Norman Eaker, Tim Kirley, Gary Reamey, Dan Timm and James A. Tricarico, Jr.  Effective January 1, 2010, Kevin Bastien became a member of the Partnership's Executive Committee.

The following table is a listing, as of February 26, 2010, of the members of the Executive Committee, each member's age, year in which each member became an Executive Committee member, the year in which each member became a general partner and each member's area of responsibility.  The members' biographies are below.

		Executive	General	Area of
Name	Age	Committee	Partner	Responsibility
James D. Weddle	56	2005	1984	Managing Partner
Kevin Bastien	44	2010	1998	Chief Financial Officer
Brett A. Campbell	51	2006	1993	Client Solutions Group
Norman Eaker	53	2005	1984	Firm Administration
Tim Kirley *	55	2006	1994	United Kingdom Operations
Gary Reamey	54	2006	1984	Canadian Operations
Dan Timm	51	2009	1998	Branch Development
James A. Tricarico, Jr.	57	2007	2006	Legal and Compliance

* Tim Kirley is leading a Strategic Planning effort following his duties surrounding the sale of the U.K. operations.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

James D. Weddle, Managing Partner – Mr. Weddle joined the Partnership in 1976, was named a general partner in 1984 and has served as Managing Partner since January 2006.  Mr. Weddle has worked as a financial advisor, in research, mutual fund sales, marketing and branch office administration.  Mr. Weddle earned his bachelor degree from DePauw University and his MBA from Washington University in St. Louis.  Mr. Weddle is a member of FINRA Board of Governors.

Kevin Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009.  Previously he has had responsibility for various areas of the Finance division including tax, partnership accounting, coordinating overall finance support for international operations and the Sourcing Office, which negotiates all Partnership financial commitments.  Mr. Bastien earned his bachelor and masters degrees in accounting from Southern Illinois University at Carbondale.

Brett A. Campbell, Client Solutions Group – Mr. Campbell joined the Partnership in 1984 as a financial advisor and was named a general partner in 1993.  He has had responsibility for the training of all new and experienced financial advisors, financial advisor development, research as well as products and services.  Mr. Campbell is a member of the Executive Committee of the Private Client Services Committee of the Securities Industry & Financial Markets Association ("SIFMA").  Mr. Campbell earned his bachelor degree summa cum laude from Ball State University, and graduated Kellogg Management Institute at Northwestern University and the Wharton School’s Securities Industry Institute.

Norman Eaker, Chief Administrative Officer – Mr. Eaker joined the Partnership in 1981 and was named a general partner in 1984.  Mr. Eaker has served as the director of Internal Audit, responsible for the Partnership's mortgage operations and is currently responsible for the operations, service, human resources and information systems divisions.  Mr. Eaker graduated from the University of Missouri–St. Louis.  Mr. Eaker is a member of the Board of Directors of the Depository Trust & Clearing Corporation and is a member of the Operation's Advisory Board of SIFMA.

Tim Kirley, U.K. Operations – Mr. Kirley joined the Partnership in 1982 and was named a general partner in 1994.  He has been responsible for Marketing and U.K. Operations.  After completing his duties surrounding the sale of the U.K. operations, Mr. Kirley will assume responsibility for Strategic Planning.  Mr. Kirley earned his bachelor degree from Southern Illinois University at Carbondale and his MBA from Washington University in St. Louis.

Gary Reamey, Canadian Operations – Mr. Reamey joined the Partnership in 1977 and was named a general partner in 1984.  Mr. Reamey has had responsibility for the Partnership's U.S. Fixed Income and Trading and Equity Trading areas and Edward Jones' international expansion efforts into Canada.  Mr. Reamey earned his bachelor degree from Wabash College and his MBA from the University of Chicago.

Dan Timm, Branch Development – Mr. Timm joined the Partnership in 1983 and was named a general partner in 1998.  Mr. Timm has been responsible for recruiting and hiring, training and development of all financial advisors and branch associates, as well as branch administration and leadership development.  He is also a member of the SIFMA Private Client Steering Committee and Bulls Roundtable.  He earned his bachelor degree in atmospheric science and MBA in finance from the University of Missouri–Columbia.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

James A. Tricarico, Jr., General Counsel, – Mr. Tricarico joined the Partnership as general partner and general counsel in 2006. Prior to joining the Partnership, he was in private practice and before that he served as general counsel and executive vice president of a large broker-dealer.  Mr. Tricarico is a member of the Board of Directors and the General Counsels Committee of SIFMA, the Executive Committee of the Compliance and Legal Society of SIFMA and the National Arbitration and Mediation Committee of FINRA Dispute Resolution.  He earned his bachelor degree from Fordham University and his law degree cum laude from New York Law School.

Audit Committee.  The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by the Partnership.  The Audit Committee is responsible for the development and maintenance of an understanding of the firm's financial statements and the financial reporting process, overseeing the firm's efforts to comply with the financial reporting control requirements of Sarbanes Oxley and providing input to the firm's Internal Audit Division regarding audit topics and the resolution of outstanding audit findings.  In 2009 the Audit Committee was comprised of James D. Weddle and Kevin Bastien.  The Audit Committee was supported in its functions by the Audit Advisory Committee.  The Audit Advisory Committee included members of the Audit Committee and, in addition, Brett A. Campbell, Norman Eaker, James A. Tricarico, Jr., Tony Damico, who is a general partner, Ann Ficken, who is a general partner, Steve Novik, who is the former Chief Financial Officer of the Partnership and Ed Glotzbach, who is an independent member of the committee.  Kevin Bastien meets the requirements adopted by the SEC for qualification as an "audit committee financial expert."  Because Mr. Bastien is a general partner of the Partnership he does not meet the definition of "independent" under the rules of the New York Stock Exchange.  However, since the Partnership does not have any listed securities it is not subject to the listing requirements of the New York Stock Exchange or any other securities exchanges which impose certain independence requirements on audit committee members and audit committee financial experts.  As of March 26, 2010, the Partnership established an Audit Committee under its Partnership Agreement and the previous Audit Committee and Audit Advisory Committee ceased to operate and all functions of those previous committees are carried out by the Audit Committee pursuant to the Partnership Agreement.  The Audit Committee has not adopted a charter.

Management Committee.  The Management Committee consists of up to 25 general partners, including the members of the Executive Committee, with the specific number determined by the Managing Partner.  As of February 26, 2010, the Management Committee consisted of 19 general partners.  The Management Committee includes general partners with overall responsibility for a significant or critical functional division or area of the Partnership's operating subsidiaries. The Management Committee meets weekly and is responsible for identifying, developing and accomplishing the Partnership's objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership.  None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement.  Members are appointed by the Managing Partner for an indefinite term and may be removed by the Managing Partner.

PART III

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership's compensation program is intended to recognize its general partners for their performance.  Each home office general partner receives an amount of fixed compensation in the form of salary.  General partners who are financial advisors receive net sales commissions, bonuses based on the profitability of their branch office and other compensation, as described below.  In addition, each receives contributions to a qualified deferred compensation plan based upon the overall profitability of the Partnership. Certain general partners are also eligible to receive a special allocation of net income allocable to general partners.  Throughout 2009, 2008 and 2007 eight percent of the Partnership's net income allocable to general partners was distributed through this special allocation of general partner profits.  This special allocation is determined by the Managing Partner, with input from the Executive and Management Committees.  The purpose of the special allocation is to assist general partners with debt service on loans which are used to finance the purchase of their partnership interest, as well as to reward performance.

The ownership of general partnership interests provides both short and long-term incentives, as each general partner benefits annually from the profits of the Partnership from year to year, thus benefiting in current cash payments from short-term results, and having an opportunity to continue to share in the long-term profitability of the organization.  In addition, through the ownership of general partnership interests, general partners of the Partnership each have a significant amount of capital at risk which further encourages those general partners to balance short-term and long-term results of the Partnership.  General partners also share in any annual operating loss of the Partnership, which provides a direct incentive to manage risk and focus on the short and long-term financial results of the Partnership.

Compensation Components

The components of general partners’ compensation consist of base salary, deferred compensation, and the net income allocated to general partners. Ninety-two percent of the Partnership's net income allocable to general partners is allocated based on each individual general partner's respective capital ownership interest.  Each general partner's ownership interest is set at the discretion of the Partnership's Managing Partner, with input from the Executive Committee.  The remaining eight percent is allocated among the general partners based on the discretion of the Managing Partner, with input from the Executive and Management Committees, as discussed above.  As a partnership, general partners do not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or any other elements besides those disclosed below related to their general partnership interest.  Such individuals may hold a subordinated limited partnership interest and limited partnership interest and earn a return on those investments in the Partnership.

Salary Base salaries comprise a portion of the general partners' total compensation. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure.  Because the Partnership's principal compensation of General Partners is based on general partnership ownership interests in the Partnership and special allocations of net income allocable to general partners, it does not benchmark the compensation of its general partners with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its general partners.  Each headquarters' general partner receives a salary generally ranging from $115,000 - $250,000 annually.  Financial advisor general partners do not receive a specified

PART III

salary; rather, they receive the net sales commissions and other compensation earned by them (none of the individuals listed below earned any such commissions).  Additionally, financial advisor general partners are entitled to office bonuses based on the profitability of their respective branch offices on the same basis as the office bonus program established for all financial advisor employees (none of the individuals listed below earned any such bonuses).

Deferred Compensation  Each general partner is a participant in the Partnership's profit sharing plan which also covers all eligible employees.  Contributions to the plan, which are within the discretion of the Partnership, are made annually and have historically been determined based on approximately twenty-four percent of the Partnership's net income before allocations to partners.  Allocation of the Partnership's contribution among participants is determined by each participant's relative level of eligible earnings, including in the case of general partners, their respective allocations of income.  The plan is a tax-qualified retirement plan.

Income Allocated to General Partners  Each general partner is entitled to participate in the annual income before allocations to partners of the Partnership based upon the respective percentage interest in the Partnership of each partner.  Interests in the Partnership held by each general partner ranged from 0.03% to 2.89% in 2009, 0.03% to 2.90% in 2008, and 0.03% to 3.0% in 2007. The Partnership Agreement provides that, generally, the first eight percent of income allocable to general partners be distributed on the basis of individual merit or otherwise as determined by the Managing Partner.  Thereafter the remaining income allocable to general partners is distributed based upon each individual's percentage interest in the Partnership.  Income allocated to general partners and subordinated limited partners is the amount remaining after payment of the 7.5% guaranteed return on the limited partners' capital and allocation of income to limited partners.  Subordinated limited partners and general partners are allocated any remaining income or loss based on formulas in the Partnership Agreement.

In addition to base salary, under the Partnership Agreement, the Managing Partner has the discretion to allocate an additional $1.5 million (in the aggregate) in compensation to general partners.  On March 26, 2010, the amount of the discretionary allocation was increased to $3.0 million.  In 2009, 2008, and 2007, $0.5 million, $0.2 million and $0.2 million, respectively was allocated by the Managing Partner.  None of these amounts were paid to the individuals listed below.

The following table identifies the compensation of the Partnership's Managing Partner ("CEO"), the Principal Financial Officer ("CFO"), and the three other most highly compensated general partners who perform the function of officers for the Partnership based on total compensation in 2009 (including respective shares of income allocation).

PART III

Item 11. Executive Compensation, continued

Summary Compensation Table

			Deferred	Net Income
			Compen-	Allocated
	Year	Salaries	sation	to Partners**	Total

James D. Weddle	2009	$250,000	$6,615	$3,299,736	$3,556,351
CEO	2008	250,000	7,337	6,401,001	6,658,338
	2007	250,000	13,140	10,521,751	10,784,891

Kevin Bastien, CFO*	2009	$150,000	$6,615	$1,347,297	$1,503,912

Gary D. Reamey	2009	$175,000	$6,615	$2,941,008	$3,122,623
General Partner -	2008	175,000	7,337	5,798,207	5,980,544
Canadian Operations	2007	175,000	13,140	9,747,416	9,935,556

Norman Eaker	2009	$175,000	$6,615	$2,739,891	$2,921,506
General Partner -	2008	175,000	7,337	5,300,071	5,482,408
Firm Administration	2007	175,000	13,140	8,517,303	8,705,443

Brett A. Campbell	2009	$175,000	$6,615	$2,683,176	$2,864,791
General Partner -	2008	175,000	7,337	5,076,656	5,258,993
Client Solutions	2007	175,000	13,140	7,715,951	7,904,091

*	Effective January 1, 2009, Kevin Bastien assumed the role of Chief Financial Officer.

**
Net Income Allocated to Partners includes earnings from general partner interests.  In addition, the amount also includes amounts earned from any subordinated limited partnership investment and limited partnership investment in the Partnership.

PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As the Partnership is organized as a limited partnership, its management is vested in the general partners thereof and there are no other outstanding "voting" or "equity" securities.  It is the opinion of the Partnership that the general partnership interests are not securities within the meaning of federal and state securities laws primarily because each of the general partners participates in the management and conduct of the business.

In connection with the Partnership's outstanding limited and subordinated limited partnership interests (which are in each case non-voting securities), 297 of the general partners also own limited partnership interests and 53 of the general partners also own subordinated limited partnership interests, as noted in the table below.  No person is the beneficial owner of more than 5% of the Partnership's general partner interests.

As of February 26, 2010:

	Name of	Amount of
	Beneficial	Beneficial	% of
Title of Class	Owner	Owner	Class

	All General Partners
Limited Partnership Interests	as a Group	$43,297,600	9%

Subordinated Limited	All General Partners
Partnership Interests	as a Group	$55,883,747	27%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities.  Such extensions of credit have been made on substantially the same terms, including with respect to interest rates and collateral requirements, as those prevailing at the time for comparable transactions with non-affiliated persons, and did not involve more than the normal risk of collectability or present other unfavorable features.  The Partnership also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to partners or employees and members of their immediate families, as principal.  Such purchases and sales of securities on a principal basis are affected on substantially the same terms as similar transactions with unaffiliated third parties, with some discounts to commissions and fees provided.

Edward Jones leases approximately 10% of its branch office space from its financial advisors.  Rent expense related to these leases approximated $19.0 million, $17.0 million and $15.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  These leases are executed and maintained in the same manner as those entered into with third parties.

PART III

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its auditors, PricewaterhouseCoopers LLP.

(Dollars in thousands)

	2009	2008
Fees paid by the Partnership:

Audit fees	$2,273	$2,455
Audit-related fees (1)	1,187	744
Tax fees (2)	710	942

Total fees	$4,170	$4,141

(1)
Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and consultation on tax matters, and other tax planning and advice.

The Audit Committee pre-approved all audit and non-audit related services in fiscal year 2009 and 2008.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.
(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management's Report on Internal Control over Financial Reporting	69

		Report of Independent Registered Public Accounting Firm	70

		Consolidated Statements of Financial Condition as of December 31, 2009 and 2008	72

		Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	74

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2009, 2008 and 2007	75

		Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	76

		Notes to Consolidated Financial Statements	77

	(2)	The following financial statements are included in Schedule I:	119

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2009 and 2008

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2009, 2008 and 2007	120

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	121

		Schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b)		Exhibits

		Reference is made to the Exhibit Index hereinafter contained.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:  /s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	March 31, 2010
James D. Weddle

/s/ Kevin Bastien	Chief Financial Officer
Kevin Bastien	(Principal Financial and Accounting Officer)	March 31, 2010

PART IV

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Exhibit
Number		Description

3.1	**	Seventeenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of March 26, 2010.

3.2	*
Sixteenth Restated Certificate of Limited Partnership of the Registrant, dated as of July 11, 2007, as amended incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

3.3	**	Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010.

10.1	*
Form of Cash Subordination Agreement between the Registrant and Edward D. Jones & Co., L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant's registration statement of Form S-1 (Reg. No. 33-14955).

10.2	*
Note Purchase Agreement by Edward D. Jones & Co., L.P. for $75,000,000 aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due September 15, 2011, incorporated herein by reference to the Registrant's   Form 10-Q  for the quarter ended September 24, 1999.

10.3	*
Note Purchase Agreement by Edward D. Jones & Co., L.P., for $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended June 28, 2002.

10.4	**	Credit Agreement by EDJ Leasing Co., L.P., The Jones Financial Companies, L.L.L.P., et al. and Wells Fargo Bank, National Association dated August 22, 2008.

10.5	**
Ordinance No. 24,183 relating to certain existing Agreement entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Des Peres Project) approved November 12, 2009.

PART IV

10.6	**
Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009.

10.7	**	Ordinance No. 24,181 authorizing St. Louis County, Missouri, to issue its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Phase III Project) approved November 12, 2009.

10.8	**	Loan Agreement between EDJ Leasing Co., L.P. and Fifth Third Bank, and Ohio banking corporation, dated December 22, 2009.

10.9	**	Master Lease Agreement between Edward D. Jones & Co., L.P. and Chase Equipment Finance, Inc. dated October 30, 2009.

10.10	*
Agreements of Lease between EDJ Leasing Co., L.P. and Edward D. Jones & Co., L.P., dated August 1, 1991, incorporated herein by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended September 27, 1991.

10.11	*
Purchase and Sale Agreement between EDJ Leasing Co., L.P. and the Resolution Trust Corporation incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1992.

10.12	*
Mortgage Note; Deed of Trust and Security Agreement; Assignment of Leases, Rents and Profits; and Subordination and Attornment Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated April 6, 1994, incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 25, 1994

10.13	*
Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001.

PART IV

Exhibit Index To Annual Report On Form 10-K for the Year Ended December 31, 2009, continued

10.14	*
Master Agreement dated as of November 30, 2000 among Edward D. Jones & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Arizona as AFG Equity, Limited Partnership) as Lessor, Suntrust Bank and Certain Financial Institutions Parties  Hereto, as Lenders, and Suntrust Bank as agent, and joined in by The Jones Financial Companies, L.L.L.P., incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2001.

10.15	*
Master Lease Agreement dated November 30, 2000 between Atlantic Financial Group, Ltd. (registered to do business in Arizona as AFG Equity, Limited Partnership), as Lessor, and Edward D. Jones & Co., L.P., as Lessee, incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2001.

10.16	*
Master Agreement dated September 18, 2001 among Edward D. Jones & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Missouri as Atlantic Financial Group, L.P.) as Lessor, Suntrust Bank and certain financial institutions listed therein, as Lenders, and Suntrust Bank, as Agent and joined in by the Registrant, incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2001.

10.17	*
Master Lease Agreement dated as of September 18, 2001 between Atlantic Financial Group, Ltd. (registered to do business in Missouri as Atlantic Financial Group, L.P.), as Lessor, and Edward D. Jones & Co., L.P., as Lessee, incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2001.

10.18	*
Stipulation of Settlement of Class Action , dated December 11, 2006 and Amendment to Stipulation of Settlement of Class Action dated July 1, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 28, 2007.

10.19	*	Joint Stipulation of Class Action Settlement and Release dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated October 4, 2007.

10.20	*	Amended Joint Stipulation of Class Action Settlement and Release dated October 4, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K dated October 4, 2007.

PART IV

Exhibit Index To Annual Report On Form 10-K for the Year Ended December 31, 2009, continued

10.21	**	Share Purchase Agreement between Edward D. Jones & Co., L.P. and Towry Law Finance Company Limited, dated October 22, 2009.

10.22	**	Transitional Services Agreement between Edward D. Jones & Co., L.P., Towry Law Finance Company Limited and Edward Jones Limited, dated November 12, 2009.

21	**	Subsidiaries of the Registrant

23.1	**	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	*	Delegation of Power of Attorney.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*
Order Instituting Administrative and Cease and Desist proceedings, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21C of the Securities Exchange Act of 1934, dated December 22, 2004, incorporated herein by reference to Exhibit 99.1 to the Registrant's Form 8-K dated December 27, 2004.

99.2	*	NASD Letter of Acceptance, Waiver and Consent, dated December 22, 2004, incorporated herein by reference to Exhibit 99.2 to the Registrant's Form 8-K dated December 27, 2004.

PART IV

Exhibit Index To Annual Report On Form 10-K for the Year Ended December 31, 2009, continued

99.3	*	NYSE Stipulation of Facts and Consent to Penalty, dated December 22, 2004, incorporated herein by reference to Exhibit 99.3 to the Registrant's Form 8-K dated December 27, 2004.

99.4	*	Deferred Consideration Agreement, dated December 22, 2004, incorporated herein by reference to Exhibit 99.4 to the Registrant's Form 8-K dated December 27, 2004.

99.5	*	Class Action Settlement Agreement, dated August 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant's Form 8-K dated August 31, 2006.

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

Schedule I
THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in thousands)	2009	2008

ASSETS:

Cash and cash equivalents	$4,215	$4,343

Investment in subsidiaries	1,461,578	1,464,235

Other assets	9,510	6,930

TOTAL ASSETS	$1,475,303	$1,475,508

LIABILITIES

Accounts payable and accrued expenses	$8,491	$193

Partnership capital subject to mandatory
redemption	1,466,812	1,475,315

TOTAL LIABILITIES	$1,475,303	$1,475,508

These financial statements should be read in conjunction with the notes to the
Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I
THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended
(Dollars in thousands)	December 31,	December 31,	December 31,
	2009	2008	2007

NET REVENUE
Subsidiary earnings	$164,488	$311,206	$499,416
Management fee income	62,473	63,280	61,628
Other	7	1,128	9,030

Total revenue	226,968	375,614	570,074
Interest expense	35,389	36,665	37,364

Net revenue	191,579	338,949	532,710

OPERATING EXPENSES
Compensation and benefits	27,096	26,837	24,566
Payroll and other taxes	147	249	(96)
Other operating expenses	29	54	21

Total operating expenses	27,272	27,140	24,491

INCOME BEFORE ALLOCATIONS
TO PARTNERS	$164,307	$311,809	$508,219

Allocations to partners	(164,307)	(311,809)	(508,219)

NET INCOME	$-	$-	$-

These financial statements should be read in conjunction with the notes to the
Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$-	$-	$-
Adjustments to reconcile net income to net
cash provided by operating activities -
Income before allocations to partners	164,307	311,809	508,219
Decrease (increase) in securities
purchased under agreements to resell	-	91,000	(91,000)
Decrease (increase) in investment in subsidiaries	2,657	(112,690)	(350,790)
Increase in other assets	(2,580)	(1,054)	(632)
Increase (decrease) in liabilities	8,298	(6,332)	2,298
Net cash provided by operating activities	172,682	282,733	68,095

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	25,312	31,438	324,009
Redemption of partnership interests	(35,554)	(13,302)	(8,271)
Withdrawals and distributions from
partnership capital	(162,568)	(305,410)	(376,556)

Net cash used in financing activities	(172,810)	(287,274)	(60,818)

Net (decrease) increase in cash and
cash equivalents	(128)	(4,541)	7,277

CASH AND CASH EQUIVALENTS:

Beginning of year	4,343	8,884	1,607

End of year	$4,215	$4,343	$8,884

These financial statements should be read in conjunction with the notes to the
Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.