Form 10-Q
period 2010-03-31
JONES FINANCIAL COMPANIES LLLP
filed 2010-05-07
CIK 815917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

As of April 30, 2010, 459,145 units of limited partnership interest ("Units") are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
ASSETS

	(Unaudited)
	March 26,	December 31,
(Dollars in thousands)	2010	2009

Cash and cash equivalents	$128,556	$227,544

Cash and investments segregated under federal regulations	2,834,001	2,812,154

Securities purchased under agreements to resell	889,034	766,277

Receivable from:
Customers	2,164,350	2,151,243
Brokers, dealers and clearing organizations	234,148	197,823
Mutual funds, insurance companies, and other	153,361	149,531

Securities owned, at fair value
Inventory securities	157,245	76,346
Investment securities	88,539	91,041

Equipment, property and improvements, at cost,
net of accumulated depreciation and amortization	613,612	620,229

Other assets	75,207	76,187

TOTAL ASSETS	$7,338,053	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
LIABILITIES

	(Unaudited)
	March 26,	December 31,
(Dollars in thousands)	2010	2009

Payable to:
Customers	$4,802,532	$4,715,729
Brokers, dealers and clearing organizations	132,638	44,331

Securities sold, not yet purchased, at fair value	10,309	10,656

Accrued compensation and employee benefits	327,150	380,547

Accounts payable and accrued expenses	171,019	175,600

Bank loans	58,000	58,000

Long-term debt	60,235	59,300
	5,561,883	5,444,163

Liabilities subordinated to claims of general creditors	257,400	257,400

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,
net of reserve for anticipated withdrawals	1,461,583	1,436,528

Reserve for anticipated withdrawals	57,187	30,284
Total partnership capital subject to mandatory redemption	1,518,770	1,466,812

TOTAL LIABILITIES	$7,338,053	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(Dollars in thousands,	March 26,	March 27,
except per unit information)	2010	2009
Revenue:
Trade revenue
Commissions	$372,850	$313,446
Principal transactions	107,330	124,837
Investment banking	15,747	18,237
Fee revenue
Asset fees	311,307	202,804
Account and activity fees	122,396	119,040
Interest and dividends	28,319	25,064
Other revenue (loss)	5,496	(1,816)
Total revenue	963,445	801,612
Interest expense	14,645	14,884
Net revenue	948,800	786,728
Operating expenses:
Compensation and benefits	600,305	483,619
Occupancy and equipment	85,759	78,000
Communications and data processing	71,990	72,104
Payroll and other taxes	42,705	36,263
Advertising	21,107	14,160
Postage and shipping	12,883	11,134
Clearance fees	2,781	3,742
Other operating expenses	34,727	38,025
Total operating expenses	872,257	737,047

Income from continuing operations	76,543	49,681

Loss from discontinued operations	-	(13,435)

Income before allocations to partners	76,543	36,246

Allocations to partners:
Limited partners	8,622	4,374
Subordinated limited partners	8,045	3,689
General partners	59,876	28,183

Net income	$-	$-

Income before allocations to limited partners
per weighted average $1,000
equivalent limited partnership unit outstanding	$18.72	$9.14

Weighted average $1,000 equivalent
limited partnership units outstanding	460,577	478,556

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY REDEMPTION
THREE MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009

 (Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2008	$504,048	$182,313	$788,954	$1,475,315
Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2008	482,366	176,933	753,396	1,412,695

Issuance of partnership interests	-	23,484	-	23,484
Redemption of partnership interests	(5,903)	(2,618)	-	(8,521)
Income allocated to partners	4,374	3,689	28,183	36,246
Withdrawals and distributions	(7)	(114)	(796)	(917)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 27, 2009	$480,830	$201,374	$780,783	$1,462,987
Reserve for anticipated withdrawals	(4,367)	(3,575)	(19,610)	(27,552)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, March 27, 2009	476,463	197,799	761,173	1,435,435

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812
Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, December 31, 2009	463,001	195,941	777,586	1,436,528

Issuance of partnership interests	-	23,365	-	23,365
Redemption of partnership interests	(3,158)	(9,458)	(2,219)	(14,835)
Income allocated to partners	8,622	8,045	59,876	76,543
Withdrawals and distributions	(144)	(339)	(2,348)	(2,831)
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 26, 2010	$468,321	$217,554	$832,895	$1,518,770
Reserve for anticipated withdrawals	(8,478)	(7,706)	(41,003)	(57,187)
Partnership capital subject to mandatory
redemption, net of reserve for anticipated
withdrawals, March 26, 2010	459,843	209,848	791,892	1,461,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 26,	March 27,
(Dollars in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net
cash (used in) provided by operating activities
Income before allocations to partners	76,543	36,246
Depreciation and amortization	24,063	23,286
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(21,847)	(222,941)
Securities purchased under agreements to resell	(122,757)	915,239
Net payable to customers	73,696	(634,878)
Net receivable to brokers, dealers and
clearing organizations	51,982	92,701
Receivable from mutual funds, insurance companies
and other	(3,830)	18,582
Securities owned, net	(78,744)	(64,834)
Other assets	980	5,241
Accrued compensation and employee benefits	(53,397)	(72,521)
Accounts payable and accrued expenses	(3,055)	1,147
Net cash (used in) provided by operating activities	(56,366)	97,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(18,972)	(70,004)
Net cash used in investing activities	(18,972)	(70,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	-	30,000
Issuance of long-term debt	1,983	-
Repayment of long-term debt	(1,048)	(195)
Issuance of partnership interests	23,365	23,484
Redemption of partnership interests	(14,835)	(8,521)
Withdrawals and distributions from partnership capital	(33,115)	(63,537)
Net cash used in financing activities	(23,650)	(18,769)
CHANGES IN CASH AND CASH EQUIVALENTS ASSOCIATED
WITH SOLD SUBSIDIARY	-	(5,142)
Net (decrease) increase in cash and cash equivalents	(98,988)	3,353
CASH AND CASH EQUIVALENTS:
Beginning of period	227,544	190,861
End of period	$128,556	$194,214

Cash paid for interest	$9,968	$10,575

Cash paid for taxes	$695	$285

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements
in accounts payable and accrued expenses	$3,286	$18,299

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership's Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the "Partnership").  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership's subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the three months ended February 28, 2010 and February 28, 2009 because of the timing of the Partnership's financial reporting process.

The Partnership's principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America ("U.S.") and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.  Edward Jones conducts business in the U.S. and Canada, with its customers, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership's two operating segments for the three months ended March 26, 2010 and March 27, 2009, see Note 10 to the Consolidated Financial Statements below.  Trust services are offered to Edward Jones' U.S. customers through Edward Jones Trust Company ("EJTC"), a wholly-owned subsidiary of the Partnership.

On November 12, 2009, Edward Jones completed the sale of all of the issued and outstanding shares of its U.K. subsidiary, Edward Jones Limited (“EDJ Limited”).  EDJ Limited is presented as a discontinued operation for all periods prior to the completion of the sale.  All other information contained in these Consolidated Financial Statements is presented on a continuing operations basis unless otherwise noted.  See Note 2 to the Consolidated Financial Statements below for further details on this sale.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.

Under the terms of the Seventeenth Amended and Restated Partnership Agreement (the "Partnership Agreement"), a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination.  In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months.  Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital.  Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.  Certain prior period amounts have been reclassified to conform to the current year presentation, which includes discontinued operations.

The results of operations for the three months ended March 26, 2010 and March 27, 2009 are not necessarily indicative of the results to be expected for the full year.  These Consolidated Financial Statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations (including general obligations and revenue bonds), U.S. Government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit.

Investment banking revenue is derived from the Partnership’s underwriting and distribution of securities on behalf of issuers.

Asset fees revenue consists primarily of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products.  The Partnership also receives asset fee revenue from its Advisory Solutions and Managed Account Programs, which provide investment advisory services to its customers for a fee based upon their asset values in the program.  Asset-based revenue related to the Partnership’s interest in the advisor (Passport Research Ltd.) to the Edward Jones Money Market Funds is also included in asset fees revenue.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees.  It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

Interest and dividend income is earned primarily on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, inventory securities and investment securities.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership derived 24% of its total revenue for the three months ended March 26, 2010 and 27% of its total revenue for the three months ended March 27, 2009 from one mutual fund vendor.  Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnership's results of operations.

NOTE 2 – DISCONTINUED OPERATIONS

As noted in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, Edward Jones completed the sale of all of the issued and outstanding shares of its U.K. subsidiary, EDJ Limited, to Towry Law Finance Company Limited (“Towry”) pursuant to a Share Purchase Agreement dated October 22, 2009.  In connection with the sale, Towry acquired all of the EDJ Limited client accounts as well as its financial advisors, branch office administrators and home office employees.

The following table sets forth the components of the loss from discontinued operations relating to EDJ Limited for the quarters ended:

	March 26,	March 27,
	2010	2009

Trade revenue	$-	$8,304
Fee revenue	-	2,039
Total Revenue	-	10,343
Interest expense	-	20
Net revenue	-	10,323
Operating expenses	-	22,612
Foreign currency translation loss	-	(1,146)
Loss from discontinued operations	$-	$(13,435)

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 3 – FAIR VALUE OF SECURITIES

Substantially all of the Partnership's short-term financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Upon the adoption of fair value guidance set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 825, Financial Instruments,  the Partnership elected not to take the fair value option on long-term debt and liabilities subordinated to the claims of general creditors.

The Partnership's assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level I – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities categorized as Level I generally are government and agency securities, equities listed in active markets, unit investment trusts and investments in publicly traded mutual funds with quoted market prices.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with related market data at the measurement date and for the duration of the instrument’s anticipated life.  The Partnership uses the market approach valuation technique (incorporates prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities) in valuing these types of investments.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended March 26, 2010 and December 31, 2009.  In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following tables set forth the Partnership's financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of
	March 26, 2010
	Level I	Level II	Level III	Total
Securities purchased under
agreements to resell	$889,034	$-	$-	$889,034
Investments segregated under
federal regulations:
Certificates of deposit	-	350,000	-	350,000
U.S. treasuries	25,000	-	-	25,000
	$25,000	$350,000	$-	$375,000
Securities owned:
Inventory securities:
Certificates of deposit	$-	$1,925	$-	$1,925
U.S. and Canadian government
and U.S. agency obligations	2,209	-	-	2,209
State and municipal obligations	-	132,094	-	132,094
Corporate bonds and notes	-	11,231	-	11,231
Collateralized mortgage obligations	-	1,035	-	1,035
Equities	8,028	-	-	8,028
Unit investment trusts	723	-	-	723
Total inventory securities	$10,960	$146,285	$-	$157,245
Investment Securities:
U.S. government and agency
obligations held by U.S.
broker-dealer	$11,781	$-	$-	$11,781
U.S. and Canadian government
and U.S. agency obligations
held by foreign broker-dealers	2,832	-	-	2,832
Municipal bonds	-	6,651	-	6,651
Mutual funds	66,452	-	-	66,452
Equities	823	-	-	823
Total investment securities	$81,888	$6,651	$-	$88,539

	Financial Liabilities at Fair Value as of
	March 26, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$-	$470	$-	$470
U.S. and Canadian government
and U.S. agency obligations	504	-	-	504
State and municipal obligations	-	441	-	441
Corporate bonds and notes	-	7,234	-	7,234
Collateralized mortgage obligations	-	35	-	35
Equities	1,396	-	-	1,396
Unit investment trusts	229	-	-	229
Total inventory securities	$2,129	$8,180	$-	$10,309

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

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts.  The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions.  Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue.  The notional amount of futures contracts outstanding was $13,000 and $7,000 at March 26, 2010 and December 31, 2009, respectively.  The average notional amount of futures contracts outstanding throughout the three month period ended March 26, 2010 and the year ended December 31, 2009, was approximately $9,300 and $7,800, respectively.  The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements; however, the related mark-to-market adjustments of $53 and $34 are included in the Consolidated Statement of Financial Condition as of March 26, 2010 and December 31, 2009, respectively.  The related gains or losses recorded related to these assets were a $78 loss and a $137 gain for the three months ended March 26, 2010 and March 27, 2009, respectively.

Due to the short-term nature of the Partnership's bank loans, the fair value of bank loans is estimated at carrying value.  The Partnership estimates the fair value of long-term debt and liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt.  The following table shows the estimated fair values of bank loans, long-term debt and liabilities subordinated to claims of general creditors as of:

	March 26,	December 31,
	2010	2009

Bank loans	$58,000	$58,000
Long-term debt	58,500	62,500
Liabilities subordinated to claims of general creditors	271,311	267,000
Total	$387,811	$387,500

NOTE 4 – BANK LOANS AND LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of:

	March 26,	December 31,
	2010	2009

Uncommitted secured	$645,000	$645,000
Uncommitted unsecured	50,000	50,000
Total	$695,000	$695,000

The Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Subsequent to March 26, 2010, the Partnership's uncommitted lines of credit are being reduced by $50,000 by banks participating in the Partnership's agreement for a $320,000 committed, unsecured revolving line of credit, as described further in Note 12 to the Consolidated Financial Statements. This decrease will reduce the aggregated bank lines of credit to $645,000.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans.  There were no amounts outstanding on the lines of credit as of March 26, 2010 and December 31, 2009.  In addition, the Partnership did not have any overnight draws against these lines of credit during the three months ended March 26, 2010 or March 27, 2009.  However, the Partnership had two overnight draws against an uncommitted secured line of credit during the year ended December 31, 2009.  The draws during 2009 averaged $27,500 with the highest overnight draw being $35,000.  Subsequent to March 26, 2010, the Partnership had one overnight draw against these lines of credit in the amount of $40,000.

NOTE 5 – LONG-TERM DEBT

In October 2009, the Partnership entered into a financing agreement with three banks to fund up to $30,000 for purchases of office equipment.  The Partnership has borrowed $17,176 under this agreement and repaid $1,240, resulting in $15,936 outstanding on the agreement as of March 26, 2010.  Subsequent to March 26, 2010, the Partnership borrowed an additional $2,743 under this agreement and repaid $727 resulting in $17,952 outstanding as of May 7, 2010.  Additional amounts are expected to be borrowed in future periods to fund additional purchases of office equipment.  The term of each borrowing will be for a maximum of 48 months from the date of borrowing.  As of March 26, 2010, Edward Jones was required, under the note agreement, to maintain minimum partnership capital of $625,000 and was in compliance with this covenant as of that date.

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

FASB ASC No. 480, Distinguishing Liabilities from Equity ("ASC 480"), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Under the provisions of ASC 480, the obligation to redeem a partner's capital in the event of a partner's death is one of the Statement's criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, the Statement requires all of the Partnership’s equity capital be classified as a liability.  Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership's Consolidated Statement of Income as net income.  In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three month periods ended March 26, 2010 and March 27, 2009.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.  In addition, ASC 480 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

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

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

and general partners are allocated any remaining net income or net loss based on formulas in the Partnership Agreement.

The partnership capital subject to mandatory redemption of $1,518,770 consists of $468,321 of limited partnership capital issued in $1,000 units, $217,554 of subordinated limited partnership capital and $832,895 of general partnership capital as of March 26, 2010.  As of December 31, 2009, the partnership capital subject to mandatory redemption of $1,466,812 consisted of $475,737 of limited partnership capital issued in $1,000 units, $198,913 of subordinated limited partnership capital and $792,162 of general partnership capital.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership.  Limited partners participate in Partnership profits and are also guaranteed a minimum 7.5% return on the face amount of their capital, and that return totaled $8,637 and $8,975, for the three months ended March 26, 2010 and March 27, 2009, respectively, and is included as a component of Interest Expense.  The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

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

NOTE 7 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 ("Exchange Act").  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions.  The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the Securities Exchange Commission ("SEC") to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.

At March 26, 2010, Edward Jones' net capital of $738,549 was 36.3% of aggregate debit items and its net capital in excess of the minimum required was $697,867.  Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 33.9%.  Net capital and the related capital percentages may fluctuate on a daily basis.

At March 26, 2010, the Partnership’s Canadian broker-dealer subsidiary and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 8 – CONTINGENCIES

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

NOTE 9 – COMMITMENTS

The Partnership has been in the process of expanding its home office facilities in order to support its current and future growth plans.  Construction activities that were completed in 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The Partnership has commitments relating to these construction activities of $8,428 remaining as of March 26, 2010.

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location.  The Partnership estimates the cost to construct the garage to be approximately $24,000 as of March 26, 2010 and has executed agreements of $13,910 for the construction.  As of March 26, 2010, the Partnership has paid $2,683 related to commitments for this construction project.  The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

The total estimated amount needed to complete the construction of this parking garage and other projects and the repayment of outstanding bank loans will be financed through the Partnership's existing working capital and additional financing obtained in the future.  There can be no assurance that such financing will be available at attractive terms, or at all, in the future.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 10 – SEGMENT INFORMATION

Operating segments are defined as components of an entity that has all of the following characteristics:  it engages in business activities from which it may earn revenues and incur expenses; its operating results are regularly reviewed by the entity's chief operating decision-maker (or decision-making group) for resource allocation and to assess performance; and discrete financial information is available.  The Partnership has determined it has two reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers.

The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.  Financial information about the Partnership's reportable segments is presented in the following table.  For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

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

The Canada segment information as reported in the following table is based upon the Consolidated Financial Statements of the Partnership's Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities.  The U.S. segment information is derived from the Partnership's Consolidated Financial Statements less the Canada segment information as presented.  This is consistent with how management reviews the segments in order to assess performance.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

Financial information for the Company’s reportable segments is presented in the following table for the quarters ended:

	March 26,	March 27,
	2010	2009
Net revenue:
United States of America	$908,365	$758,326
Canada	40,435	28,402
Total net revenue	948,800	786,728

Pre-variable income (loss):
United States of America	125,869	66,424
Canada	(4,890)	(8,050)
Total pre-variable income	120,979	58,374

Variable compensation:
United States of America	42,874	8,803
Canada	1,562	(110)
Total variable compensation	44,436	8,693

Income (Loss) from continuing operations:
United States of America	82,995	57,621
Canada	(6,452)	(7,940)
Total Income from continuing operations	$76,543	$49,681

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 11 – GOVERNMENTAL REFORM

Financial Services Regulatory Reform. Significant financial services industry regulatory reform has been proposed and is currently being discussed and considered by various governmental agencies, financial services firms and other industry participants.  This proposed regulatory reform includes creating a new consumer financial protection agency, adding new fiduciary standards for broker-dealers, and other provisions that could potentially impact the Partnership's operations.  While this regulatory reform is only proposed, the industry and the Partnership continue to assess the specific impact.

Healthcare Reform.  Significant health care reform, The Patient Protection and Affordable Care Act ("PPACA") has been passed.  PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership's medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming.  Accordingly, the Partnership is not yet able to determine the potential financial impact on its operating results.

NOTE 12 – SUBSEQUENT EVENT

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed, unsecured revolving line of credit, which has a final maturity date of April 20, 2011.  This line of credit has a tiered interest rate based on the Partnership's leverage ratio (ratio of total net debt to total capitalization) or credit rating.  Borrowings made with a three day advance notice will have a rate of London Interbank Offered Rate ("LIBOR") plus a margin ranging from 2.38% to 3.00%.  Same day borrowings will have a rate of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%.  In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and a minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,100,000 plus 50% of subsequent increases in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter.  The Partnership anticipates that it will be able to borrow the full $320,000, if needed, and remain compliant with all covenants.  As of May 7, 2010, the Partnership has not borrowed against this line of credit.

PART I.FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership.  Management's Discussion and Analysis should be read in conjunction with the Partnership's Consolidated Financial Statements and accompanying notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

In November 2009, the Partnership completed the sale of its U.K. operations.  As a result, the U.K. operations are presented as a discontinued operation for the three months ended March 27, 2009 and have been reclassified to conform to this presentation.  For further details regarding the sale, see Note 2 to the Consolidated Financial Statements in Item 1, Financial Statements of this Quarterly Report on Form 10-Q.  Accordingly, all information contained in this Quarterly Report on Form 10-Q is presented on a continuing operations basis unless otherwise noted.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the increases (decreases) in major categories of the Consolidated Statements of Income as well as several key related metrics for the three months ended March 26, 2010 and March 27, 2009.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership's operating performance and financial condition.  All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	For the three months ended		2010 vs. 2009
	March 26,	March 27,	Change
	2010	2009	$/#	%
Revenue:
Trade revenue:
Commissions	$372.9	$313.4	$59.5	19%
Principal transactions	107.3	124.8	(17.5)	-14%
Investment banking	15.7	18.2	(2.5)	-14%
Total trade revenue	495.9	456.4	39.5	9%
% of net revenue	52%	58%
Net fee revenue:
Asset fees	311.3	202.8	108.5	54%
Account and activity fees	122.4	119.1	3.3	3%
Net interest and dividends	13.7	10.2	3.5	34%
Other revenue (loss)	5.5	(1.8)	7.3	406%
Total net fee revenue	452.9	330.3	122.6	37%
% of net revenue	48%	42%
Net revenue	948.8	786.7	162.1	21%
Operating expenses	872.3	737.0	135.3	18%
Income from continuing
operations	$76.5	$49.7	$26.8	54%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$20.6	$22.0	$(1.4)	-6%
Advisory Solutions ($ billions)	$5.9	$1.2	$4.7	392%
Customer households (millions)	4.62	4.55	0.07	2%
Customer assets under care:
At quarter end ($ billions)	$532.9	$403.2	$129.7	32%
Average ($ billions)	$518.7	$397.7	$121.0	30%
Financial advisors:
At period end	12,717	11,875	842	7%
Average	12,695	11,823	872	7%
Attrition %	15.9%	16.7%	n/a	n/a
Dow Jones Industrial Average:
At period end	10,850	7,776	3,074	40%
Average for period	10,469	7,758	2,711	35%

(1) Customer dollars invested related to trade revenue, includes the principal amount of customers' buy and sell transactions generating a commission. Customer dollars invested related to Advisory Solutions revenue, represents the net inflows of customer dollars into this program.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Basis of Presentation

The Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue including asset fees, account and activity fees and net interest income).  In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking.  Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense), and other revenues.  These sources of revenue are affected by a number of factors.  Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which the customers invest, margins earned on the transactions and market volatility.  Asset fees are impacted by the total market value of assets under care, customer dollars invested in products which generate asset fees, and market volatility affecting the asset values.  Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among others.  Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers, including interest rates earned and paid on such balances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009

During the first quarter of 2010, the Partnership's results of operations were stronger as compared to the first quarter of 2009.  Market conditions during the first quarter of 2009 were still turbulent, including a continuing decline in asset values, interest rates and customer activity.  The rebound in asset values that began in mid-2009 continued through the first quarter of 2010, which improved the quarter-over-quarter results.  In addition, customer activity also increased due to an increase in customer confidence as the market recovered.  These improvements in market conditions are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results.  Trade revenue and net fee revenue increased by 9% and 37%, respectively, compared to the first quarter of 2009.  Operating expenses for the first quarter of 2010 increased 18% quarter-over-quarter primarily as a result of increased financial advisor commissions and variable compensation due to the Partnership's increased revenues and profitability.  Despite the recent unusual economic times, the Partnership has remained focused on growing the number of financial advisors and its branch office network. The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership's Consolidated Statements of Income for the quarter ended March 26, 2010 as compared to March 27, 2009.

For the three months ended March 26, 2010, net revenue increased 21% ($162.1 million) to $948.8 million, which was attributable to increased trade revenue, asset fee revenue, account and activity fee revenue, net interest income and other revenue.  For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Compensation and benefits expenses increased 24% ($116.7 million) primarily due to an increase in financial advisor compensation, due to increased revenues on which commissions are paid, and an increase in variable compensation, which was caused by increased Partnership profitability.  Remaining operating expenses (excluding compensation and benefits expenses) increased 7% overall, primarily due to increases in occupancy and equipment

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

expense (consistent with the growth in the Partnership's branch network), payroll taxes and advertising expense.  During the twelve months ended March 26, 2010, the Partnership added 842 financial advisors ending the period with 12,717 financial advisors, an increase of 7% from 11,875 as of March 27, 2009.

Income from continuing operations increased 54% ($26.8 million) to $76.5 million.  The Partnership’s first quarter profit margin based on income from continuing operations increased to 7.9% in 2010 from 6.2% in 2009.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, comprised 52% and 58% of net revenue for the three months ended March 26, 2010 and March 27, 2009, respectively.  Conversely, net fee revenue comprised 48% and 42% for the same periods in 2010 and 2009, respectively.  The increase in the proportion of revenues attributable to net fee revenue is due to an increase in asset fees caused by mutual fund and insurance asset value growth due to the market recovery, as well as an increase in Advisory Solutions program revenue.

Trade revenue of $495.9 million increased 9% ($39.5 million) during the first three months of 2010 compared to the first three months of 2009.  This increase in trade revenue was due to an increase in the margin earned on overall customer dollars invested, which was partially offset by a decrease in customer dollars invested (the principal amount of customers' buy and sell transactions generating a commission) and one less business day in the three months ended March 26, 2010.  Total customer dollars invested were $20.6 billion during the three months ended March 26, 2010, a 6% ($1.4 billion) decrease from $22.0 billion in the same period of 2009.  The Partnership's margin earned on each $1,000 invested increased to $24.10 in the first quarter of 2010 from $20.70 in the first quarter of 2009.  This increase was primarily due to customer investments beginning to shift back to mutual funds and equities in 2010 from fixed income products and certificates of deposit as experienced in 2009.  A discussion specific to each component of trade revenue follows.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Commissions revenue ($ millions):
Mutual funds	$214.7	$170.4	$44.3	26%
Equities	87.1	71.5	15.6	22%
Insurance	71.1	71.4	(0.3)	0%
Corporate bonds	-	0.1	(0.1)	-100%
Total commissions revenue	$372.9	$313.4	$59.5	19%

Related metrics:
Customer dollars invested ($ billions)	$14.3	$12.4	$1.9	15%
Margin per $1,000 invested	$26.00	$25.30	$0.7	3%
U.S. business days	58	59	(1)	-2%

Commissions revenue increased 19% ($59.5 million) in the first quarter of 2010 to $372.9 million.  This increase was due primarily to a 15% ($1.9 billion) increase in customer dollars invested in commission generating transactions to $14.3 billion and an increase in the margin earned on the customer dollars invested, which was partially offset by one less business day in the first quarter of 2010.  Mutual fund commissions increased 26% ($44.3 million) and equities commissions increased 22% ($15.6 million) due to the increase in customer dollars invested as mentioned above.  The margin earned on each $1,000 invested in commission generating transactions increased to $26.00 in the first quarter of 2010 from $25.30 in the same period of 2009.  This increase in margin earned is primarily due to an increase in margin earned on insurance products resulting from a shift in product mix from fixed annuities to higher margin variable annuities and life and long-term care insurance products.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Principal transactions revenue ($ millions):
Municipal bonds	$57.9	$75.8	$(17.9)	-24%
Unit investment trusts	26.5	7.3	19.2	263%
Corporate bonds	11.6	23.1	(11.5)	-50%
Government bonds	5.0	5.4	(0.4)	-7%
Certificates of deposit	4.5	9.9	(5.4)	-55%
Collateralized mortgage obligations	1.8	3.3	(1.5)	-45%
Total principal transactions revenue	$107.3	$124.8	$(17.5)	-14%

Related metrics:
Customer dollars invested ($ billions)	$5.8	$8.9	$(3.1)	-35%
Margin per $1,000 invested	$18.60	$13.90	$4.70	34%
U.S. business days	58	59	(1)	-2%

Principal transactions revenue decreased 14% ($17.5 million) to $107.3 million compared to the first quarter of 2009, primarily attributable to a decrease in customer dollars invested and one less business day in the first quarter of 2010, partially offset by an increase in the margin earned on the customer dollars invested.  Customers invested $5.8 billion in products that resulted in principal transactions revenue in the first quarter of 2010 compared to $8.9 billion in the same period of 2009.  The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $18.60 during the first quarter of 2010 from $13.90 during the first quarter of 2009 primarily a result of a shift in product mix from shorter-term, lower margin certificates of deposit to higher margin fixed income products.

Quarter-over-quarter, revenue from municipal bonds decreased 24% ($17.9 million), corporate bonds revenue decreased 50% ($11.5 million), certificates of deposit revenue decreased 55% ($5.4 million), government bond revenue decreased 7% ($0.4 million) and collateralized mortgage obligations decreased 45% ($1.5 million), while revenue from unit investment trusts increased 263% ($19.2 million).  The decrease in municipal bonds revenue was due to the less attractive yields on municipal bonds relative to treasury securities in addition to a lower supply of traditional tax free bonds in 2010 versus 2009.  Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment.  Certificates of deposit revenue declined from the 2009 levels, primarily due to the shift in product mix away from certificates of deposit in 2010.  In early 2009, customers were investing more in products such as certificates of deposit when the markets were volatile, and then moved away from these products in 2010 as the markets began to recover.  In addition, unit investment trusts revenue increased quarter-over-quarter because of an increase in traditional tax free trusts and the introduction of a new trust for taxable municipal bonds.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

Investment banking revenue decreased 14% ($2.5 million) to $15.7 million in the first quarter of 2010 compared to the first quarter of 2009, due primarily to a lower volume of taxable debt underwritings.

Net Fee Revenue

Net fee revenue, which is asset fees revenue, account and activity fees revenue and interest and dividends revenue net of interest expense, increased 37% ($122.6 million) to $452.9 million compared to the first quarter of 2009.

Asset Fees

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Asset fees revenue ($ millions):
Service fees	$167.3	$120.7	$46.6	39%
Advisory Solutions fees	96.0	14.0	82.0	586%
Revenue sharing	29.2	25.1	4.1	16%
Managed account program	9.3	9.0	0.3	3%
Money market fees	4.8	30.9	(26.1)	-84%
Trust fees	4.7	3.1	1.6	52%
Total asset fees revenue	$311.3	$202.8	$108.5	54%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside
of Advisory Solutions	$260.7	$185.7	$75.0	40%
Insurance	43.0	31.2	11.8	38%
Money market	19.5	22.7	(3.2)	-14%
Advisory Solutions	30.0	5.4	24.6	456%
Total customer asset values	$353.2	$245.0	$108.2	44%

(1) U.S. asset fee revenue represents 97% of consolidated asset fee revenue for the quarters ended March 26, 2010 and March 27, 2009.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset fees revenue increased 54% ($108.5 million) to $311.3 million due primarily to increases in the average market values of customer mutual fund assets held, which is most notably reflected in the 39% increase in service fees revenue.  This is consistent with the movement in the Dow Jones Industrial Average ("DJIA"), which has averaged 35% higher during the first quarter of 2010 compared to the first quarter of 2009.  Advisory Solutions© fee revenue was $96.0 million in the first quarter of 2010 as compared to $14.0 million in the first quarter of 2009, an increase of $82.0 million.  The value of customer assets in the Advisory Solutions program was $32.6 billion as of March 26, 2010 compared to $5.8 billion as of March 27, 2009, which has grown due to both an increase in the customer dollars invested in the program as well as the growth in asset values as previously noted.  Customer assets held in the Advisory Solutions program include other assets previously held with the Partnership.

Money market fees decreased 84% ($26.1 million) due primarily to voluntary reduction of certain fees earned in 2010.  As a 49.5% limited partner of Passport Research Ltd., the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Due to the current low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds.  This reduction of fees resulted in a decrease of $22.8 million to the revenue earned by the Partnership for the three months ended March 26, 2010.  Money market fees were also lower as a result of a 14% decrease in average money market asset balances during 2010.  Based upon the current interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods and is estimated to reduce the Partnership's revenue by a total of approximately $90.0 million annually.

Account and Activity Fees

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$71.9	$71.2	$0.7	1%
Retirement account fees	33.3	31.9	1.4	4%
Other account and activity fees	17.2	16.0	1.2	8%
Total account and activity fees	$122.4	$119.1	$3.3	3%

Related metrics ($ millions):
Average customer accounts:
Sub-transfer agent services(1)	18.7	16.4	2.3	14%
Retirement accounts	3.3	3.1	0.2	6%

(1) Amount represents average number of individual mutual fund holdings serviced.

Account and activity fees of $122.4 million increased 3% ($3.3 million) quarter-over-quarter.  Revenue received from sub-transfer agent services performed for mutual fund companies increased 1% ($0.7 million) to $71.9 million.  In addition, retirement account fees increased 4%

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

($1.4 million) to $33.3 million compared to the first quarter of 2009, primarily attributable to an increase in the number of U.S. retirement accounts.  The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, postage and handling fees and other fees.  Other account and activity fees revenue is up $1.2 million to $17.2 million in the first quarter of 2010.

Net Interest and Dividends

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Net interest and dividends revenue ($ millions):
Customer loan interest	$25.4	$22.0	$3.4	15%
Overnight investing interest	2.0	1.3	0.7	54%
Other interest and dividends	0.9	1.8	(0.9)	-50%
Interest expense	(14.6)	(14.9)	0.3	2%
Total net interest and dividends revenue	$13.7	$10.2	$3.5	34%

Related metrics:
Average funds invested ($ millions)	$3,728.8	$2,853.6	$875.2	31%
Average rate earned	0.23%	0.21%	0.02%	10%

Average customer loan balance ($ millions)	$2,074.4	$1,863.2	$211.2	11%
Average rate earned	5.27%	5.01%	0.26%	5%

Net interest and dividend income increased 34% ($3.5 million) to $13.7 million quarter-over-quarter due primarily to an increase in interest rates and average amounts invested.  Interest income from customer loans increased 15% ($3.4 million) to $25.4 million.  The average aggregate customer loan balance increased 11% ($211.2 million) to $2.1 billion, and the average rate earned on those customer loan balances increased to 5.27% during the first quarter of 2010 from 5.01% for the same period of 2009.  Collateral held in customer accounts with loan balances increased 33% ($2.4 billion) to $9.6 billion as of March 26, 2010 as compared to March 27, 2009.  However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan to customer no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan to customer no greater than 65% of the value of the securities in the account).  Losses incurred on customer loan balances were less than $100,000 during the first quarters of 2010 and 2009.  Additionally, interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 54% ($0.7 million).  The related average funds invested during the first three months of 2010 was $3.7 billion, compared to $2.9 billion in the first three months of 2009, including $2.8 billion and $2.1 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of March 26, 2010 and March 27, 2009, respectively.  The average rate earned on these investments increased to 0.23% during the first quarter of 2010 from 0.21% during the first quarter of 2009.  In addition, interest expense decreased 2% ($0.3 million) to $14.6 million during the first three months of 2010 due primarily to reductions in interest paid to customers on credit balances in their accounts and in limited partner interest due to limited partner

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

liquidations.  These decreases were partially offset by increases in interest expense on financing activities initiated in 2009.  See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue increased $7.3 million quarter-over-quarter.  The increase between years is primarily attributable to the increase in value in the investments held related to the Partnership's non-qualified deferred compensation plan and an increase in transitional services revenue for the first quarter of 2010 as compared to the first quarter of 2009.  The investments held related to the non-qualified deferred compensation plan increased in market value by $1.5 million during the quarter ended March 26, 2010, versus a decrease of $3.0 million in the quarter ended March 27, 2009, resulting in a $4.5 million increase in revenue quarter-over-quarter.  As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership's income before allocations to partners.  In addition, $2.1 million of the increase is due to the transitional services revenue received from Towry as it relates to ongoing services being provided in accordance with the Share Purchase Agreement related to the sale of the Partnership's U.K. subsidiary, as discussed in the Partnership's Annual Report on Form 10-K.  However, the Partnership's responsibility to provide transitional services, and the corresponding revenue received, is expected to end in the second quarter of 2010.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Operating expenses ($ millions):
Compensation and benefits	$600.3	$483.6	$116.7	24%
Occupancy and equipment	85.8	78.0	7.8	10%
Communications and data processing	72.0	72.1	(0.1)	0%
Payroll and other taxes	42.7	36.3	6.4	18%
Postage and shipping	12.9	11.1	1.8	16%
Advertising	21.1	14.2	6.9	49%
Clearance fees	2.8	3.7	(0.9)	-24%
Other operating expenses	34.7	38.0	(3.3)	-9%
Total operating expenses	$872.3	$737.0	$135.3	18%

Related metrics:
Number of branches	11,244	10,670	574	5%

Full-time equivalent employees:
Financial advisors:
At period end	12,717	11,875	842	7%
Average	12,695	11,823	872	7%
Branch employees:
At period end	12,381	11,878	503	4%
Average	12,302	11,805	497	4%
Headquarters employees:
At period end	4,858	4,832	26	1%
Average	4,848	4,823	25	1%
Headquarters employees per
100 financial advisors (average)	38.2	40.8	(2.6)	-6%
Branch employees per 100
financial advisors (average)	96.9	99.8	(2.9)	-3%

Operating expenses per average
number of financial advisors(1)	$38,931	$39,951	$(1,020)	-3%

(1) Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 18% ($135.3 million) to $872.3 million compared to the first quarter of 2009 primarily due to increases in compensation and benefits and related payroll taxes, occupancy and equipment and advertising expenses.

Total compensation and benefits costs increased 24% ($116.7 million) to $600.3 million, primarily due to increases in financial advisor compensation and variable compensation.

Financial advisor compensation (excluding variable compensation and financial advisor salary and subsidy) increased 30% ($77.5 million).  This increase is primarily due to increases in trade

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

and asset fee revenue on which financial advisor commissions are paid, in addition to the $4.5 million increase related to the Partnership's non-qualified deferred compensation plan mentioned above.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin.  As the Partnership's financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses.  In the first three months of 2010, variable compensation increased 416% ($35.8 million), to $44.4 million, as compared to $8.6 million in the first three months of 2009.  This increase is primarily due to the Partnership's increased profitability.

Headquarters salary and benefit expense decreased 1% ($0.4 million) to $79.8 million quarter-over-quarter.  Branch salary and benefit expense increased 4% ($4.4 million) to $107.4 million.  Branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network.  The Partnership implemented a salary freeze for home office and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during 2009 and in the first quarter of 2010.  Effective April 1, 2010, the Partnership has lifted its salary freeze, which is expected to result in a future increase to headquarters and branch salary and benefit expense.  The Partnership estimates that the impact of merit raises for 2010 will be approximately $20.0 million of additional expense related to branch and headquarters employees.  In addition, any increase in staffing levels will further increase compensation costs.  On a full-time equivalent basis, the Partnership had 4,858 headquarters employees and 12,381 branch staff employees as of March 26, 2010, compared to 4,832 headquarters employees and 11,878 branch staff employees as of March 27, 2009.  The increase in branch employees is to directly support the increased number of financial advisors.  The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch staff to financial advisors as key metrics in managing its costs.  In the first quarter of 2010, there were an average of 38.2 headquarters employees and 96.9 branch staff for each 100 financial advisors, compared to an average of 40.8 headquarters employees and 99.8 branch staff for each 100 financial advisors in the first quarter of 2009.  The decline in both ratios quarter-over-quarter is a result of the Partnership's cost management strategy to continue to grow its financial advisor network while growing its support staff at a slower pace.

Occupancy and equipment expense increased 10% ($7.8 million) to $85.8 million compared to 2009 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The remaining operating expenses increased 6% ($10.8 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in advertising costs as the Partnership has increased its planned advertising costs as compared to last year.

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

The Canada segment information as reported in the following table is based upon Canada's Consolidated Financial Statements of the Partnership's Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities.  The U.S. segment information is derived from the Partnership's Consolidated Financial Statements less the Canada segment information as presented.  This is consistent with how management reviews the segments in order to assess performance.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership's reportable segments, for the three months ended March 26, 2010 and March 27, 2009, is presented in the following table.

(All amounts are presented in millions)

	Three Months Ended
	March 26,	March 27,	$	%
	2010	2009	Change	Change
Net revenue:
United States of America	$908.4	$758.3	$150.1	20%
Canada	40.4	28.4	12.0	42%
Total net revenue	948.8	786.7	162.1	21%

Operating Expenses:
United States of America	782.5	691.9	90.6	13%
Canada	45.3	36.5	8.8	24%
Total operating expenses	827.8	728.4	99.4	14%

Pre-variable income (loss):
United States of America	125.9	66.4	59.5	90%
Canada	(4.9)	(8.1)	3.2	40%
Total pre-variable income	121.0	58.3	62.7	108%

Variable compensation:
United States of America	42.9	8.8	34.1	388%
Canada	1.6	(0.2)	1.8	900%
Total variable compensation	44.5	8.6	35.9	417%

Income (loss) from continuing operations:
United States of America	83.0	57.6	25.4	44%
Canada	(6.5)	(7.9)	1.4	18%
Income from continuing operations	$76.5	$49.7	$26.8	54%

United States of America

Net revenue increased 20% ($150.1 million) in the first quarter of 2010, from the first quarter of 2009 primarily due to increases in trade revenue ($31.0 million), service fees ($43.0 million), Advisory Solutions revenue ($82.1 million), net interest income ($3.7 million) and in the value of the investments held related to the non-qualified deferred compensation plan ($4.6 million), partially offset by a decrease in money market fees ($26.1 million).

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $23.90 in the first quarter of 2010 from $20.70 in the same period of 2009.  This increase was partially offset by lower customer dollars invested, which decreased $1.5 billion (7%) from $21.1 billion, to $19.6 billion in 2009.  Service fee revenue increased due to an increase in average asset values on which service fees are earned, due to the recent market turnaround.  Advisory Solutions revenue increased because customer dollars invested into the program have grown significantly.  Net interest income increased primarily due to increases in the average rates earned on an increased amount of

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

overnight investing and increases in client margin loan interest due to an increase in interest rates and average margin loans outstanding.  The increase in the value of the investments held related to the non-qualified deferred compensation plan of $1.6 million in 2010, as compared to a decrease in 2008 of $3.0 million, resulted in an increase in revenue in 2009 of $4.5 million.  The decrease in money market revenue is due to the reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership's revenue by $22.8 million in the first quarter of 2010.

Operating expenses increased 13% ($90.6 million) primarily due to increases in financial advisor compensation, occupancy and equipment costs and advertising costs. The increase in financial advisor compensation of $76.3 million was due to increases in trade and asset fee revenue on which financial advisor commissions are paid and the related expense due to the increase in the value of the investments held related to the non-qualified deferred compensation plan (described above).  The increase in occupancy and equipment costs of $7.0 million was related to the growth of the financial advisor network.  The increase in advertising costs of $6.3 million was due to the fact that the Partnership has increased its advertising programs as compared to last year.

Canada

Net revenue increased 42% ($12.0 million) in the first quarter of 2010, from the first quarter of 2009 primarily due to increases in trade revenue ($8.4 million) and in asset based fee revenue ($3.5 million).  Trade revenue increased primarily due to higher margins earned on each $1,000 invested by customers, which increased 26% to $27.50 in the first quarter of 2010 from $21.90 in the same period of 2009, and higher customer dollars invested, which increased $131.6 million (16%), from $836.8 million in the first quarter of 2009, to $968.4 million in the first quarter of 2010.  Asset based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the recent increase in the market.

Operating expenses increased 24% ($8.8 million) in the first quarter of 2010 from the first quarter of 2009 primarily due to a $5.1 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid.  In addition, headquarters and branch salary and benefit expense increased 21% ($1.5 million) as the Partnership added personnel to support its expanding financial advisor network.  The remainder of the increase is primarily due to increases in occupancy and equipment costs to support the growth of the financial advisor network as well as in advertising costs due to an increase in the advertising programs as compared to last year.

As a result of revenue increasing more than operating expenses, the pre-variable income for the Canadian business segment improved from a loss of $8.1 million in the first quarter of 2009 to a loss of $4.9 million in the first quarter of 2010.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND ANNUITIES

Regulatory proposals are being considered by the SEC that could have a significant adverse affect on the amount of compensation that broker-dealers derive from mutual funds and annuity products.  If adopted, such regulation may require broker-dealers to provide more disclosure to their customers with respect to payments received by them from the sales of these products.  It is also possible that such payments may be restricted by law or regulation.  For additional discussion of mutual fund regulatory initiatives, refer to "Item 1A - Risk Factors, Regulatory Initiatives" in the Partnership's Form 10-K for the fiscal year ended December 31, 2009.

The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in the first three months of 2010 and 59% in the first three months of 2009.  The Partnership derived 24% of its total revenue for the first three months of 2010 and 27% for the first three months of 2009 from one mutual fund vendor.  All of the revenue generated from this vendor relates to business conducted with the Partnership's U.S. segment.  Significant reductions in the revenues from this mutual fund source could have a material adverse effect on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, debt repayment obligations and redemptions of partnership interests.  The principal sources for meeting the Partnership's liquidity requirements include existing liquidity and capital resources of the Partnership and funds generated from operations.  The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements for the next twelve months.  Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

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

The Partnership's capital subject to mandatory redemption at March 26, 2010, excluding the reserve for anticipated withdrawals, was $1.5 billion, an increase of $25.1 million from December 31, 2009.  The increase in the Partnership's capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($16.5 million) and the issuance of subordinated limited partner interests ($23.4 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($3.2 million, $9.5 million and $2.2 million, respectively).  The Partnership agreement provides, subject to the Managing Partner's discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 28% of income allocated to general partners.  During the quarters ended March 26, 2010 and March 27, 2009, the Partnership retained 27.6% of income allocated to general partners.

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership.  In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months.  The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the individual partner.  Limited partners withdrawing from the Partnership due to the partner's termination or resignation from the Partnership are repaid their capital in three equal annual installments beginning the month after their resignation or termination.  The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital.  The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership.  The Partnership facilitates bank loans for individual general or limited partners who choose to finance the purchase of their partnership capital or choose to maintain their partnership capital investment through unsecured personal bank loans.  Any such bank loan agreement is between the individual and the bank.  The bank loans of the individual general partners are one year term loans, which are renewed annually and have no required principal payments prior to maturity.  The current bank loans of the individual limited partners are due on January 3, 2012 and also have no required principal payments prior to that time.  The Partnership does not guarantee the bank loans nor can the individual general or limited partner pledge their partnership interest as collateral for the bank loan.  Historically, the Partnership has facilitated its employees financing a portion of the purchase of limited partnership interests through individual unsecured bank loans to those employees from banks with whom the Partnership has other banking relationships.  For all individual purchases financed through banks that also provide financing to the Partnership, the individual partner provides an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of the partner's capital account to the repayment of the partner's bank loan prior to any funds being released to the partner.  Should a partner's individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could impact the Partnership's liquidity.

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

(Dollars in thousands)	As of March 26, 2010
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital*:
Total partnership capital	$459,843	$209,848	$791,892	$1,461,583
Partnership capital owned by partners
with individual bank loans	$135,605	$1,356	$340,582	$477,543
Partnership capital owned by partners
with individual bank loans as a
percent of total partnership capital	29.5%	0.6%	43.0%	32.7%

Bank loans:
Individual bank loans	$37,950	$348	$120,622	$158,920
Individual bank loans as a percent of
total partnership capital	8.3%	0.2%	15.2%	10.9%
Individual bank loans as a percent of
partnership capital owned by partners
with individual bank loans	28.0%	25.7%	35.4%	33.3%

*Partnership capital is net of reserve for anticipated withdrawals

Historically, neither the amount of partnership capital financed with individual bank loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership's liquidity or capital resources.

Partnership Debt

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of:

(Dollars in thousands)	March 26,	December 31,
	2010	2009

Uncommitted secured	$645,000	$645,000
Uncommitted unsecured	50,000	50,000
Total	$695,000	$695,000

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Subsequent to March 26, 2010, the Partnership's uncommitted lines of credit are being reduced by $50.0 million by banks participating in the Partnerhip's agreement for a $320.0 million committed, unsecured revolving line of credit, as described further in Note 12 to the Consolidated Financial Statements. This decrease will reduce the aggregated bank lines of credit to $645.0 million.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities which serve as collateral on loans.   There were no amounts outstanding on these lines of credit as of March 26, 2010 or December 31, 2009.  In addition, the Partnership did not have any overnight draws against these lines of credit during the three months ended March 26, 2010 or March 27, 2009.  However, the Partnership did have two overnight draws against an uncommitted secured line of credit during the year ended December 31, 2009.  The draws during 2009 averaged $27.5 million with the highest overnight draw being $35.0 million.  Subsequent to March 26, 2010, the Partnership had one overnight draw against these lines of credit in the amount of $40.0 million.

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment.  This financing agreement will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of the one-month LIBOR and is secured by the equipment being financed.  The Partnership had borrowed $17.2 million under this agreement and repaid $1.2 million, resulting in $15.9 million outstanding on the agreement as of March 26, 2010.  Subsequent to March 26, 2010, the Partnership borrowed an additional $2.7 million under this agreement and repaid $0.7 million, resulting in $17.9 million outstanding as of May 7, 2010.  Additional borrowings are expected to be borrowed in future periods to fund additional purchases of office equipment.

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a home office building and related parking garage located on its St. Louis, Missouri, North Campus location.  The loan has a fixed monthly principal and interest payment beginning February 1, 2010 through December 1, 2012.  On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest, totaling $32.6 million, is due.  The fixed interest rate of 3.5% is contingent upon the Partnership, or a subsidiary, maintaining a matching interest bearing deposit account with the lender in an amount equal to or exceeding the principal amount.  If the matching deposit is withdrawn, the interest rate converts to a floating rate of the one-month LIBOR plus 5.0%.  The matching deposit is currently maintained by Edward Jones, and it is the Partnership's intent that the matching deposit will continue to be maintained throughout the life of the loan.  The Partnership made principal payments of $0.2 million, resulting in $36.2 million outstanding under this agreement as of March 26, 2010.  Subsequent to March 26, 2010, the Partnership made additional principal payments of $0.2 million, resulting in $36.0 million outstanding under this agreement.

In 2008, the Partnership entered into a $120.0 million revolving unsecured line of credit which the Partnership has used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona.  The revolving unsecured line of credit has a final maturity date of August 22, 2010.  To the extent the Partnership obtains permanent financing on its St. Louis, Missouri South Campus facility ("South Campus") prior to August 22, 2010, the Partnership must apply the proceeds from the financing towards the amounts outstanding on the revolving unsecured line of credit.  However, any financing obtained for the St. Louis, Missouri South Campus facility will not reduce the total $120.0 million availability under the revolving unsecured line of credit.  As of March 26, 2010, the Partnership

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

had drawn $88.0 million and re-paid $30.0 million, resulting in $58.0 million outstanding on the revolving unsecured line of credit to fund construction projects.  As of March 27, 2009, the Partnership had $73.0 million drawn and outstanding on the revolving unsecured line of credit.  Subsequent to March 26, 2010, no additional amounts were drawn or re-paid on the revolving unsecured line of credit, resulting in $58.0 million total outstanding on the revolving unsecured line of credit as of May 7, 2010.  Each draw is for an interest period of up to six months, at which time interest is due, and the Partnership has the option to renew the draw.  The Partnership plans to renew the existing and future draws at their maturities and anticipates that at final maturity the revolving unsecured line of credit will have an aggregate balance outstanding of $58.0 million plus any draws less any repayments subsequent to May 7, 2010.  The weighted average interest rate for outstanding amounts under the revolving unsecured line of credit was 1.00% as of March 26, 2010, and fluctuates with LIBOR.

In April 2010, the Partnership entered into an agreement with eight banks to obtain a $320.0 million committed, unsecured revolving line of credit, which has a final maturity date of April 20, 2011.  This line of credit has a tiered interest rate based on leverage ratio (ratio of total net debt to total capitalization) or credit rating.  Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 2.38% to 3.00%.  Same day borrowings will have a rate of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%.  In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.1 billion plus 50% of subsequent increases in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter.  As of May 7, 2010, the Partnership has not borrowed against this line of credit.

As of March 26, 2010, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements.  For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

The Partnership has been in the process of expanding its home office facilities in order to support its current and future growth plans.  Construction activities completed during 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus.  The Partnership has commitments relating to these construction activities of $8.4 million remaining as of March 26, 2010.  See the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009 for further details on the completion of these activities.

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location.  The Partnership estimates the cost to construct the garage to be approximately $24.0 million and has executed agreements of $13.9 million for the construction.  As of March 26, 2010, the Partnership has paid $2.7 million related to commitments for this construction project.  The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

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

Cash Activity

As of March 26, 2010, the Partnership had $128.6 million in cash and cash equivalents.  In addition, the Partnership had $889.0 million in securities purchased under agreements to resell, which have maturities of less than one week.  The Partnership also had $2.8 billion in cash and investments segregated under federal regulations, which was not available for general use.

During the first quarter of 2010, cash and cash equivalents decreased $99.0 million from $227.5 million as of December 31, 2009.  Cash used in operating activities was $56.4 million.  The primary uses of cash by operating activities include a net increase in assets ($174.2 million), partially offset by income before allocations to partners ($76.5 million) adjusted for depreciation expense ($24.1 million) and a net increase in liabilities ($17.2 million).  During the first three months of 2010, cash used in investing activities was $19.0 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above.  During the first three months of 2010, cash used in financing activities was $23.7 million, consisting primarily of partnership withdrawals and distributions ($33.1 million), redemption of partnership interests ($14.8 million), and repayment of long-term debt ($1.1 million), offset by the issuance of long-term debt ($1.9 million) and the issuance of partnership interests ($23.4 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions.  The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than 5% of aggregate debit items.  Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  As of March 26, 2010, Edward Jones' net capital of $738.5 million was 36.3% of aggregate debit items and its net capital in excess of the minimum required was $697.9 million.  Net capital as a percentage of aggregate debit items after anticipated withdrawals was 33.9%.  Net capital and the related capital percentage may fluctuate on a daily basis.  As of March 26, 2010, the Partnership’s Canadian broker-dealer subsidiary and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

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

business success and related financial performance.  The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management.  As of March 26, 2010, the Executive Committee consisted of the Partnership's Managing Partner and seven other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the firm.  In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations.  The Management Committee consists of up to 25 general partners, including members of the Executive Committee, with the specific number to be determined by the Managing Partner.  As of March 26, 2010, the Management Committee consisted of 19 general partners.  The Management Committee is responsible for identifying, developing and accomplishing the Partnership's objectives.  In addition, the Management Committee is responsible for sharing information across divisions, identifying issues and risks with other members of the Committee.  The Management Committee generally meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

Several other committees and departments support the Executive Committee's risk management responsibilities by managing certain components of the risk management process.  Those committees and departments and their primary responsibilities, as they relate to risk management, are described further in the Partnership's Annual Report of Form 10-K for the year ended December 31, 2009.  Any changes to the descriptions set forth in that document are listed below:

Audit Committee - oversees the Partnership's efforts to comply with the financial reporting control requirements of Sarbanes Oxley, develops and maintains an understanding of the Partnership's financial statements and financial reporting process, and provides input to the Partnership's Internal Audit division regarding audit topics and the resolution of outstanding audit findings.  The committee is also directly responsible for appointing, compensating, retaining and overseeing the work of any registered public accounting firm engaged by the Partnership.

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

For additional discussions of the Partnership’s accounting policies, refer to Note 1 to the Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

NEW ACCOUNTING STANDARDS

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"), amending ASC No. 855, Subsequent Events, to remove the requirement that an entity that is an SEC filer is required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective upon issuance of the ASU.  Adoption of ASU 2010-09 did not have an impact on the Partnership's Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-

PART I.FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

06").  ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to require new disclosures related to transfers into and out of Levels I, II and III of the fair value hierarchy and additional disclosures relating to Level III measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level III measurements which are effective for fiscal years beginning after December 15, 2010.  Adoption of ASU 2010-06 did not have an impact on the Partnership's Consolidated Financial Statements.  The additional disclosure requirements effective for periods beginning after December 15, 2010 are also not expected to have an impact on the Partnership's Consolidated Financial Statements.

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

Some of the factors that might cause differences include, but are not limited to, the following: (1) market conditions; (2) transaction volume volatility; (3) interest rate changes; (4) risk of inflation; (5) impact of cyclical nature of business on the Partnership's growth rate; (6) capital limitations; (7) liquidity; (8) lack of capital permanency; (9) Canadian operations; (10) actions by regulatory agencies; (11) legislative and regulatory initiatives; (12) branch office system; (13) litigation; (14) upgrade of technological systems; (15) interruption of technological systems; (16) operations systems; (17) reliance on organizations; (18) credit risk; (19) underwriting, syndicate and trading position risks; and (20) competition.  These forward-looking statements were based on information, plans and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I.FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments.  Various levels of management within the Partnership manage the Partnership’s risk exposure.  Position limits in trading and inventory accounts are established and monitored on an ongoing basis.  Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral.  The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.  For further discussion of monitoring, see the Risk Management discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and average overnight investments, which were $2.1 billion and $3.7 billion as of March 26, 2010, respectively.  The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $28.0 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $5.0 million.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and overnight investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell.  The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.  Overnight investments have earned interest at an average rate of approximately 23 basis points (0.23%) for the year ended March 26, 2010, and therefore the financial dollar impact of further declines in rates is minimal.

In addition to the interest earning assets and liabilities noted above, the Partnership's revenue earned related to its minority ownership interest in the advisor to the Edward Jones Money Market Funds is also impacted by changes in interest rates.  As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment advisor to the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor.  Due to the current historically low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds.  This reduction of fees is estimated to reduce the Partnership's revenue by a total of approximately $90.0 million annually.  Alternatively, if the interest rate environment improved such that that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership's revenue could increase by up to $90.0 million annually.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership's disclosure controls and procedures were effective as of March 26, 2010.

There have been no changes in the Partnership's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 "Legal Proceedings" in the Partnership's Form 10-K for the fiscal year ended December 31, 2009:

Virginia Matter.  In April 2002, the Virginia State Corporation Commission, Division of Securities and Retail Franchising (the "Division") commenced an investigation into Edward Jones based on actions of a former financial advisor and his recommendation for use of margin dating back to 1998.  After investigating the matter, the Division alleges Edward Jones conducted activity that constituted a violation of the Virginia Securities Act and provisions of the Code of Virginia: (i) by engaging  in a transaction, practice or course of business which operates as a fraud or deceit upon a purchaser; (ii) by failing to make and keep true, accurate and current, and preserve the books and records relating to its business; (iii) by failing to establish, maintain and enforce written procedures; (iv) by failing to perform frequent examinations of all customer accounts to detect and prevent irregularities or abuses; and (v) by failing to review and receive written approval by the designated supervisor of the delegation by any customer of discretionary authority with respect to the customer's account.

On March 19, 2010, the Division and Edward Jones entered into a settlement agreement by which Edward Jones agreed to offer to pay 50% of the equity losses incurred by four Virginia investors identified by the Division and to offer a rebate of 65% of the margin interest paid by the Virginia investors identified to the Division and who had a margin loan between January 1, 1998 and June 30, 2001.  The total amount offered to investors was approximately $380,000 and will be charged against previously established expense accruals.

Missouri Investigation.  In connection with the Financial Industry Regulatory Authority, Inc. ("FINRA") Missouri Investigation described in the Partnership's Annual Report on Form 10-K filed March 31, 2010, the state of Missouri is currently investigating the activities of a former financial advisor for allegedly misappropriating customer funds.  Edward Jones terminated the financial advisor, who is currently facing criminal charges.  Edward Jones has identified the customers involved and paid restitution totaling approximately $750,000 to those individuals.  The cost of the restitution payments was charged against previously established expense accruals.  The Missouri inquiry is still pending.

FINRA Fixed-Income Trading Matter.  Since the fall of 2007, FINRA has been investigating Edward Jones' trading activity in fixed-income securities during the period from January 1, 2004 through December 31, 2004.  FINRA is now alleging that 31 of those trades were not priced as favorably as possible under prevailing market conditions, in violation of NASD Rules 2110 and 2320.  FINRA is also alleging that Edward Jones' written supervisory procedures concerning best execution of fixed-income transactions in place in 2004 were inadequate, in violation of NASD Rules 2110 and 3010.  FINRA has given Edward Jones an opportunity to furnish a written submission in response to the allegations.

Tennessee Investigation.  Edward Jones has settled the remaining claim in the Givens arbitration in May 2010. The cost of this settlement will be charged against previously established expense accruals.

For further discussion of legal proceedings, see Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PART II.OTHER INFORMATION

ITEM 1A.           RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership's Form 10-K for the fiscal year ended December 31, 2009.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1	*
Seventeenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of March 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 2009.

3.2	*
Sixteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of July 11, 2007, as amended, incorporated herein by reference to Exhibit 3.2 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

3.3	*
Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P., dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 2009.

10.1	**	Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $320,000,000 revolving line of credit, dated April 21, 2010.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

PART II.OTHER INFORMATION

ITEM 6.EXHIBITS, continued

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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
May 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	May 7, 2010
James D. Weddle

/s/ Kevin Bastien	Chief Financial Officer (Principal Financial and	May 7, 2010
Kevin Bastien
Accounting Officer)