Form 10-Q
period 2010-06-25
JONES FINANCIAL COMPANIES LLLP
filed 2010-08-06
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, 455,647 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

(Dollars in thousands)	(Unaudited) June 25, 2010	December 31, 2009

Cash and cash equivalents	$41,076	$227,544

Cash and investments segregated under federal regulations	3,022,996	2,812,154

Securities purchased under agreements to resell	882,620	766,277

Receivable from:
Customers	2,249,692	2,151,243
Brokers, dealers and clearing organizations	217,352	197,823
Mutual funds, insurance companies and other	148,054	149,531

Securities owned, at fair value:
Inventory securities	168,118	76,346
Investment securities	81,550	91,041

Equipment, property and improvements, at cost,net of accumulated depreciation and amortization	616,809	620,229

Other assets	78,711	76,187

TOTAL ASSETS	$7,506,978	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES

(Dollars in thousands)	(Unaudited) June 25, 2010	December 31, 2009

Payable to:
Customers	$4,995,226	$4,715,729
Brokers, dealers and clearing organizations	121,863	44,331

Securities sold, not yet purchased, at fair value	11,651	10,656

Accrued compensation and employee benefits	376,527	380,547

Accounts payable and accrued expenses	156,192	175,600

Bank loans	50,000	58,000

Long-term debt	63,183	59,300

	5,774,642	5,444,163

Liabilities subordinated to claims of general creditors	207,400	257,400

Commitments and contingencies (See Notes)

Partnership capital subject to mandatory redemption,net of reserve for anticipated withdrawals	1,477,154	1,436,528

Reserve for anticipated withdrawals	47,782	30,284

Total partnership capital subject to mandatory redemption	1,524,936	1,466,812

TOTAL LIABILITIES	$7,506,978	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per unit information)	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009

Revenue:
Trade Revenue
Commissions	$411,048	$329,624	$783,898	$643,069
Principal transactions	77,432	98,889	155,638	211,066
Investment banking	47,458	42,267	92,329	73,165
Fee Revenue
Asset fees	332,008	224,414	643,316	427,218
Account and activity fees	125,764	120,988	248,160	240,027
Interest and dividends	31,585	27,576	59,904	52,640
Other revenue	8,916	19,527	14,411	17,712

Total revenue	1,034,211	863,285	1,997,656	1,664,897
Interest expense	14,477	14,328	29,122	29,212

Net revenue	1,019,734	848,957	1,968,534	1,635,685

Operating expenses:
Compensation and benefits	648,696	528,819	1,249,002	1,012,438
Occupancy and equipment	86,110	76,383	171,869	154,383
Communications and data processing	70,809	71,285	142,799	143,389
Payroll and other taxes	40,146	34,473	82,851	70,736
Advertising	12,048	10,538	33,155	24,698
Postage and shipping	11,803	12,648	24,686	23,782
Clearance fees	3,034	4,096	5,814	7,838
Other operating expenses	42,247	38,080	76,974	76,105

Total operating expenses	914,893	776,322	1,787,150	1,513,369

Income from continuing operations	104,841	72,635	181,384	122,316

Loss from discontinued operations	—	(7,475)	—	(20,910)

Income before allocations to partners	104,841	65,160	181,384	101,406

Allocations to partners:
Limited partners	11,735	7,772	20,358	12,146
Subordinated limited partners	10,813	6,551	18,858	10,240
General partners	82,293	50,837	142,168	79,020

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$25.64	$16.43	$44.36	$25.57

Weighted average $1,000 equivalent limited partnership units outstanding	457,702	473,037	458,926	474,941

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

SIX MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, December 31, 2008	$504,048	$182,313	$788,954	$1,475,315

Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2008	$482,366	$176,933	$753,396	$1,412,695

Issuance of partnership interests	—	23,984	—	23,984
Redemption of partnership interests	(10,740)	(5,226)	(1,924)	(17,890)
Income allocated to partners	12,146	10,240	79,020	101,406
Withdrawals and distributions	(1,944)	(7,917)	(39,316)	(49,177)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 26, 2009	$481,828	$198,014	$791,176	$1,471,018

Reserve for anticipated withdrawals	(10,202)	(2,323)	(17,898)	(30,423)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 26, 2009	$471,626	$195,691	$773,278	$1,440,595

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528

Issuance of partnership interests	—	23,365	—	23,365
Redemption of partnership interests	(6,664)	(9,458)	(5,855)	(21,977)
Income allocated to partners	20,358	18,858	142,168	181,384
Withdrawals and distributions	(1,728)	(15,817)	(76,819)	(94,364)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 25, 2010	$474,967	$212,889	$837,080	$1,524,936

Reserve for anticipated withdrawals	(18,630)	(3,041)	(26,111)	(47,782)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 25, 2010	$456,337	$209,848	$810,969	$1,477,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 25, 2010	June 26, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities - Income before allocations to partners	181,384	101,406
Depreciation	48,712	44,968
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(210,842)	(2,122)
Securities purchased under agreements to resell	(116,343)	963,168
Net payable to customers	181,048	(843,541)
Net receivable to brokers, dealers and clearing organizations	58,003	219,888
Receivable from mutual funds, insurance companies and other	1,477	(4,549)
Securities owned, net	(81,286)	(90,350)
Other assets	(2,524)	(2,665)
Accrued compensation and employee benefits	(4,020)	(42,085)
Accounts payable and accrued expenses	(19,708)	(1,403)

Net cash provided by operating activities	35,901	342,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(44,992)	(126,818)

Net cash used in investing activities	(44,992)	(126,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	—	30,000
Repayment of bank loans	(8,000)	—
Issuance of long-term debt	6,597	—
Repayment of long-term debt	(2,714)	(394)
Repayment of liabilities subordinated to claims of general creditors	(50,000)	—
Issuance of partnership interests	23,365	23,984
Redemption of partnership interests	(21,977)	(17,890)
Withdrawals and distributions from partnership capital	(124,648)	(111,797)

Net cash used in financing activities	(177,377)	(76,097)

CHANGES IN CASH AND CASH EQUIVALENTS ASSOCIATED WITH SOLD SUBSIDIARY	—	(11,139)

Net (decrease) increase in cash and cash equivalents	(186,468)	128,661
CASH AND CASH EQUIVALENTS:
Beginning of period	227,544	190,861

End of period	$41,076	$319,522

Cash paid for interest	$28,849	$29,288

Cash paid for taxes	$3,693	$2,421

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$5,112	$13,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three month and six month periods ended May 31, 2010 and 2009 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities, insurance products, investment banking and principal transactions and as a distributor of mutual fund shares, and revenue related to assets held by and account services provided to its customers. Edward Jones conducts business in the U.S. and Canada, with its customers, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month and six month periods ended June 25, 2010 and June 26, 2009, see Note 11 to the Consolidated Financial Statements below. Trust services are offered to Edward Jones’ U.S. customers through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Under the terms of the Seventeenth Amended and Restated Partnership Agreement (the “Partnership Agreement”), a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.

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

The results of operations for the three month and six month periods ended June 25, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations (including general obligations and revenue bonds), U.S. government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit. In addition, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected as investment banking revenue and therefore has reclassified the related prior period revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

Investment banking revenue is derived from the Partnership’s underwriting of corporate securities and municipal obligations and distribution of U.S. government obligations and unit investment trusts on behalf of issuers.

Asset fees revenue consists of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products. The Partnership also receives asset fee revenue from its Advisory Solutions© and Managed Account Programs, which provide investment advisory services to its customers for a fee based upon their asset values in the program. Asset-based revenue related to the Partnership’s interest in the advisor to the Edward Jones Money Market Funds (Passport Research Ltd.) is included in asset fees revenue.

Account and activity fees revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other activity based revenues from customers, mutual fund companies and insurance companies.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Interest and dividend income is earned primarily on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, inventory securities and investment securities.

The Partnership derived 21% and 23% of its total revenue for the three and six months ended June 25, 2010, respectively, and 26% of its total revenue for both the three and six months ended June 26, 2009 from one mutual fund vendor. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership's relationship with mutual fund vendors could have a material impact on the Partnership's results of operations.

NOTE 2 – DISCONTINUED OPERATIONS

As noted in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, Edward Jones completed the sale of all of the issued and outstanding shares of its U.K. subsidiary, EDJ Limited, to Towry Law Finance Company Limited (“Towry”) on November 12, 2009, pursuant to a Share Purchase Agreement dated October 22, 2009. In connection with the sale, Towry acquired all of the EDJ Limited client accounts as well as its financial advisors, branch office administrators and home office employees.

The following table sets forth the components of the loss from discontinued operations relating to EDJ Limited:

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009

Trade revenue	$—	$9,648	$—	$17,952
Fee revenue	—	1,193	—	3,232

Total Revenue	—	10,841	—	21,184
Interest expense	—	11	—	31

Net revenue	—	10,830	—	21,153
Operating expenses	—	25,258	—	47,870
Foreign currency translation gain	—	6,953	—	5,807

Loss from discontinued operations	$—	$(7,475)	$—	$(20,910)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – FAIR VALUE MEASUREMENTS

Substantially all of the Partnership's financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Upon the adoption of fair value guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 825, Financial Instruments, the Partnership elected not to take the fair value option on all debt and liabilities subordinated to the claims of general creditors.

The Partnership's financial assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended June 25, 2010 and December 31, 2009. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership's financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of June 25, 2010
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$882,620	$—	$—	$882,620

Investments segregated under federal regulations:
Certificates of deposit	$—	$300,000	$—	$300,000
U.S. treasuries	500,000	—	—	500,000

	$500,000	$300,000	$—	$800,000

Securities owned:
Inventory securities:
Certificates of deposit	$—	$3,443	$—	$3,443
U.S. and Canadian government and U.S. agency obligations	1,739	—	—	1,739
State and municipal obligations	—	139,936	—	139,936
Corporate bonds and notes	—	12,427	—	12,427
Collateralized mortgage obligations	—	1,260	—	1,260
Equities	8,932	—	—	8,932
Unit investment trusts	381	—	—	381

Total inventory securities	$11,052	$157,066	$—	$168,118

Investment Securities:
U.S. government and agency obligations held by U.S. broker-dealer	$11,789	$—	$—	$11,789
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealers	2,824	—	—	2,824
Municipal bonds	—	5,016	—	5,016
Mutual funds	61,921	—	—	61,921

Total investment securities	$76,534	$5,016	$—	$81,550

	Financial Liabilities at Fair Value as of June 25, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$1,966	$—	$1,966
U.S. and Canadian government and U.S. agency obligations	883	—	—	883
State and municipal obligations	—	400	—	400
Corporate bonds and notes	—	5,882	—	5,882
Collateralized mortgage obligations	—	44	—	44
Equities	2,025	—	—	2,025
Unit investment trusts	451	—	—	451

Total inventory securities	$3,359	$8,292	$—	$11,651

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$766,277	$—	$—	$766,277

Investments segregated under federal regulations:
Certificates of deposit	$—	$400,000	$—	$400,000

Securities owned:
Inventory securities:
Certificates of deposit	$—	$400	$—	$400
U.S. and Canadian government and U.S. agency obligations	1,820	—	—	1,820
State and municipal obligations	—	50,697	—	50,697
Corporate bonds and notes	—	8,243	—	8,243
Collateralized mortgage obligations	—	1,355	—	1,355
Equities	13,485	—	—	13,485
Unit investment trusts	346	—	—	346

Total inventory securities	$15,651	$60,695	$—	$76,346

Investment Securities:
U.S. government and agency obligations held by U.S. broker-dealer	$11,770	$—	$—	$11,770
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealers	2,824	—	—	2,824
Municipal bonds	—	6,651	—	6,651
Mutual funds	69,082	—	—	69,082
Equities	714	—	—	714

Total investment securities	$84,390	$6,651	$—	$91,041

	Financial Liabilities at Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$618	$—	$618
U.S. and Canadian government and U.S. agency obligations	2,096	—	—	2,096
State and municipal obligations	—	890	—	890
Corporate bonds and notes	—	4,643	—	4,643
Collateralized mortgage obligations	—	64	—	64
Equities	2,241	—	—	2,241
Unit investment trusts	104	—	—	104

Total inventory securities	$4,441	$6,215	$—	$10,656

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding was $7,000 at both June 25, 2010 and December 31, 2009. The average notional amount of futures contracts outstanding throughout the three month and six month periods ended June 25, 2010 and the year ended December 31, 2009, were approximately $10,400, $9,900 and $7,800, respectively. The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements; however, the related mark-to-market adjustments of $20 and $34 are included in the Consolidated Statement of Financial Condition as of June 25, 2010 and December 31, 2009, respectively. The related losses recorded with respect to these assets were an $863 loss and a $940 loss for the three month and six month periods ended June 25, 2010, respectively. The related gains recorded with respect to these assets were an $80 gain and a $216 gain for the three month and six month periods ended June 26, 2009, respectively.

Due to the short-term nature of the Partnership's bank loans, the fair value of bank loans is estimated at carrying value. The Partnership estimates the fair value of long-term debt and liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt, using rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership. The following table shows the estimated fair values of bank loans, long-term debt and liabilities subordinated to claims of general creditors as of:

	June 25, 2010	December 31, 2009
Bank loans	$50,000	$58,000
Long-term debt	61,595	62,500
Liabilities subordinated to claims of general creditors	225,757	267,000

Total	$337,352	$387,500

See Notes 4, 5 and 6 for carrying values of bank loans, long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – BANK LOANS AND LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 25, 2010	December 31, 2009
Uncommitted secured	$595,000	$645,000
Uncommitted unsecured	50,000	50,000
Committed unsecured:
2008 Credit Facility(1)	120,000	120,000
2010 Credit Facility	320,000	—

Total	$1,085,000	$815,000

(1)	The 2008 Credit Facility was terminated on July 29, 2010. See discussion below for further information.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the second quarter of 2010, the Partnership’s uncommitted lines of credit were reduced by $50,000 by banks participating in the Partnership’s agreement for the $320,000 committed, unsecured revolving line of credit discussed below. These decreases reduced the aggregated uncommitted bank lines of credit to $645,000.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of June 25, 2010 and December 31, 2009. In addition, the Partnership had one overnight draw against these lines of credit during the six months ended June 25, 2010 in the amount of $40,000 and no overnight draws for the six months ended June 26, 2009. However, the Partnership had two overnight draws against an uncommitted secured line of credit during the year ended December 31, 2009. The draws during 2009 averaged $27,500 with the highest overnight draw being $35,000.

In 2008, the Partnership entered into a $120,000 revolving committed, unsecured line of credit (“2008 Credit Facility”) which has been used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona. As of June 25, 2010, the Partnership had drawn $88,000 and re-paid $38,000, resulting in $50,000 outstanding on the 2008 Credit Facility to fund construction projects. The weighted average interest rate for outstanding amounts under the line of credit was 1.10% as of June 25, 2010, and fluctuates with the London Interbank Offered Rate (“LIBOR”). As of December 31, 2009, the Partnership had drawn $88,000 and repaid $30,000, resulting in $58,000 outstanding on the 2008 Credit Facility. On July 29, 2010, the Partnership re-paid the remaining $50,000 outstanding on the revolving unsecured line of credit, which was prior to the final maturity date of August 22, 2010. This final payment terminated the 2008 Credit Facility.

The 2008 Credit Facility contained restrictions that, among other things, required maintenance of a fixed charge coverage ratio of 1.2 to 1.0 for EDJ Leasing Co., L.P. “Leasing,” a subsidiary of the Partnership, and minimum capital of $1.1 billion and total indebtedness of less than 50% of total capital at the Partnership, respectively. The Partnership and Leasing were in compliance with all debt covenants and restrictions as of June 25, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed, unsecured revolving line of credit (“2010 Credit Facility”), which has a final maturity date of April 20, 2011. The 2010 Credit Facility has a tiered interest rate based on the Partnership's leverage ratio (ratio of total net debt to total capitalization) or credit rating. Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 2.38% to 3.00%. Same day borrowings will have a rate of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%. In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and a minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,100,000 plus 50% of subsequent increases in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter. The Partnership anticipates that it will be able to borrow the full $320,000, if needed, and remain compliant with all covenants. As of August 6, 2010, the Partnership has not borrowed against the 2010 Credit Facility.

NOTE 5 – LONG-TERM DEBT

Long-term debt as of June 25, 2010 and December 31, 2009 is composed of the following:

	2010	2009
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$7,866	$8,290

Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $317, with a final installment on January 1, 2014	19,409	14,610

Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	35,908	36,400

	$63,183	$59,300

In October 2009, the Partnership entered into a financing agreement with three banks to fund up to $30,000 for purchases of office equipment. The Partnership has borrowed $21,790 under this agreement and repaid $2,381, resulting in $19,409 outstanding on the agreement as of June 25, 2010. Additional amounts are expected to be borrowed in future periods to fund additional purchases of office equipment. The term of each borrowing will be for a maximum of 48 months from the date of borrowing. As of June 25, 2010, Edward Jones was required, under the note agreement, to maintain minimum partnership capital of $625,000 and was in compliance with this covenant as of that date.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of June 25, 2010 and December 31, 2009 consists of:

	2010	2009
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$200,000	$250,000

Capital notes 7.79%, due in annual installments of $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	7,400	7,400

	$207,400	$257,400

In June 2010, the Partnership paid the annual installment on the 7.33% capital notes in the amount of $50,000.

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statement of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three month and six month periods ended June 25, 2010 and June 26, 2009. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes. In addition, ASC 480 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The partnership capital subject to mandatory redemption of $1,524,936 consists of $474,967 of limited partnership capital issued in $1,000 units, $212,889 of subordinated limited partnership capital and $837,080 of general partnership capital as of June 25, 2010. As of December 31, 2009, the partnership capital subject to mandatory redemption of $1,466,812 consisted of $475,737 of limited partnership capital issued in $1,000 units, $198,913 of subordinated limited partnership capital and $792,162 of general partnership capital.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in Partnership profits and are also guaranteed a minimum 7.5% return on the face amount of their capital. The 7.5% guaranteed return totaled $8,579 and $17,216, for the three month and six month periods ended June 25, 2010, respectively, and $8,871 and $17,846 for the three month and six month periods ended June 26, 2009, respectively. These amounts are included as a component of interest expense. The 7.5% return is paid to limited partners regardless of the Partnership’s earnings.

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

NOTE 8 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (“Exchange Act”). Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the Securities Exchange Commission (“SEC”) to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.

At June 25, 2010, Edward Jones' net capital of $708,178 was 33.4% of aggregate debit items and its net capital in excess of the minimum required was $665,717. Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 33.2%. Net capital and the related capital percentages may fluctuate on a daily basis.

At June 25, 2010, the Partnership’s Canadian broker-dealer subsidiary and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 9 – CONTINGENCIES

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

Also, in the normal course of business, the Partnership enters into contracts which contain indemnification provisions, such as purchase contracts, service agreements, escrow agreements, sales of assets, outsourcing agreements and leasing arrangements. Under the provisions of these contracts, the Partnership may be obligated to indemnify counterparties to the contracts for certain aspects of the Partnership's past conduct if other parties fail to perform, or if certain events occur. These indemnification provisions vary based upon the contract. The Partnership may in turn obtain indemnification from other parties in certain contracts. These indemnification provisions are not expected to have a material impact on the Partnership's results of operations or financial condition.

NOTE 10 – COMMITMENTS

The Partnership has been in the process of expanding its home office facilities in order to support its current and future growth plans. Construction activities that were completed in 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus. The Partnership has commitments relating to these construction activities of $404 remaining as of June 25, 2010.

In addition, the Partnership committed in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location. The Partnership estimates the cost to construct the garage to be approximately $24,000 and, as of June 25, 2010, has executed agreements of $23,586 for the construction. As of June 25, 2010, the Partnership has paid $6,680 related to commitments for this construction project. The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 11 – SEGMENT INFORMATION

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation expense, which is income before expenses for bonuses earned by financial advisors, headquarters and branch associates and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each segment independent of that segment's individual income. While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance of the individual segment can impact the amount of bonus expense for each segment. As such, both income from continuing operations and income before variable compensation expense are considered in evaluating segment performance and are provided below.

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

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements, continued

Financial information for the Company’s reportable segments is presented in the following table for the periods ended:

	Three Months Ended		Six Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Net revenue:
United States of America	$975,275	$823,742	$1,883,640	$1,582,068
Canada	44,459	25,215	84,894	53,617

Total net revenue	1,019,734	848,957	1,968,534	1,635,685

Pre-variable income (loss):
United States of America	175,773	103,515	301,642	169,865
Canada	(1,081)	(11,959)	(5,971)	(20,009)

Total pre-variable income	174,692	91,556	295,671	149,856

Variable compensation:
United States of America	67,185	18,648	110,059	27,377
Canada	2,666	273	4,228	163

Total variable compensation	69,851	18,921	114,287	27,540

Income (Loss) from continuing operations:
United States of America	108,588	84,867	191,583	142,488
Canada	(3,747)	(12,232)	(10,199)	(20,172)

Total Income from continuing operations	$104,841	$72,635	$181,384	$122,316

NOTE 12 – SUBSEQUENT EVENT

In preparation for the Partnership’s anticipated 2010 Limited Partnership Offering, it filed a Registration Statement with the SEC on July 2, 2010. The SEC and individual states securities commissions will have the opportunity to review the Registration Statement and must declare the Registration Statement effective before the Partnership can proceed with the next steps in the offering process. As indicated in the Registration Statement, limited partnership interests would be offered to Edward Jones employees and certain retired Financial Advisors. While the amount of limited partner capital to be offered to each individual is still being finalized pending completion of the above review process, the total amount registered in the 2010 Limited Partnership Offering is up to $275,000 with the anticipated close of the offering on January 1, 2011.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

In November 2009, the Partnership completed the sale of its U.K. operations. As a result, the U.K. operations are presented as a discontinued operation for the three month and six month periods ended June 26, 2009 and have been reclassified to conform to this presentation. For further details regarding the sale, see Note 2 to the Consolidated Financial Statements in Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Accordingly, all information contained in this Quarterly Report on Form 10-Q is presented on a continuing operations basis unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the increases (decreases) in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month and six month periods ended June 25, 2010 and June 26, 2009. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended				Six Months Ended
	June 25,	June 26,	Change		June 25,	June 26,	Change
	2010	2009	$	%	2010	2009	$	%
Revenue:
Trade revenue:
Commissions	$411.0	$329.6	$81.4	25%	$783.9	$643.1	$140.8	22%
Principal transactions	77.4	98.9	(21.5)	-22%	155.6	211.1	(55.5)	-26%
Investment banking	47.5	42.2	5.3	13%	92.3	73.2	19.1	26%

Total trade revenue	535.9	470.7	65.2	14%	1,031.8	927.4	104.4	11%

% of net revenue	53%	55%			52%	57%
Net fee revenue:
Asset fees	332.0	224.4	107.6	48%	643.3	427.2	216.1	51%
Account and activity fees	125.8	121.0	4.8	4%	248.2	240.0	8.2	3%
Net interest and dividends	17.1	13.3	3.8	29%	30.8	23.4	7.4	32%
Other revenue (loss)	8.9	19.5	(10.6)	54%	14.4	17.7	(3.3)	-19%

Total net fee revenue	483.8	378.2	105.6	28%	936.7	708.3	228.4	32%

% of net revenue	47%	45%			48%	43%
Net revenue	1,019.7	848.9	170.8	20%	1,968.5	1,635.7	332.8	20%
Operating expenses	914.9	776.3	138.6	18%	1,787.1	1,513.4	273.7	18%

Income from continuing operations	$104.8	$72.6	$32.2	44%	$181.4	$122.3	$59.1	48%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$22.8	$21.8	$1.0	5%	$43.4	$44.1	$(0.7)	-2%
Advisory Solutions ($ billions)	$6.0	$3.0	$3.0	100%	$11.9	$4.2	$7.7	183%
Customer households at period end (millions)	4.63	4.62	0.01	0%	4.63	4.62	0.01	0%
Customer assets under care:
At period end ($ billions)	$517.8	$445.6	$72.2	16%	$517.8	$445.6	$72.2	16%
Average ($ billions)	$525.4	$436.8	$88.6	20%	$522.1	$417.2	$104.9	25%
Financial advisors:
At period end	12,697	12,142	555	5%	12,697	12,142	555	5%
Average	12,722	12,076	646	5%	12,708	11,949	759	6%
Attrition %	15.7%	14.3%	n/a	n/a	15.8%	15.4%	n/a	n/a
Dow Jones Industrial Average:
At period end	10,144	8,438	1,706	20%	10,144	8,438	1,706	20%
Average for period	10,611	8,302	2,309	28%	10,533	8,042	2,491	31%
S&P 500 Index:
At period end	1,077	919	158	17%	1,077	919	158	17%
Average for period	1,140	888	252	28%	1,131	849	282	33%

(1)

Customer dollars invested, related to trade revenue, includes the principal amount of customers’ buy and sell transactions generating a commission. Customer dollars invested related to Advisory Solutions revenue represents the net inflows of customer dollars into this program.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Basis of Presentation

The Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue). In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense), and other revenues. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which the customers invest, margins earned on the transactions and market volatility. Asset fees are impacted by the total market value of assets under care, customer dollars invested in products which generate asset fees, and market volatility affecting the asset values. Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers, including interest rates earned and paid on such balances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009

During the second quarter of 2010, the Partnership’s results of operations were stronger than the results of the second quarter of 2009. Market conditions during the second quarter of 2009 were turbulent and included a continued decline in asset values, interest rates and customer activity. The rebound in asset values that began in mid-2009 and continued partially through the second quarter of 2010 improved the quarter-over-quarter results, as it resulted in a significant increase in asset fees revenue. In addition, customer activity also increased as the market recovered, as noted by increases in both the customer dollars invested in transactions generating a commission (trade revenue) as well as in the Advisory Solutions program, continuing the growth in this program as evidenced by the significant increase in revenue quarter over quarter. These improvements in market conditions are reflected in the fact that trade revenue and net fee revenue increased by 14% and 28%, respectively, in the second quarter of 2010 as compared to the second quarter of 2009.

For the three months ended June 25, 2010, net revenue increased 20% ($170.8 million) to $1.0 billion, which was primarily attributable to increased asset fee revenue. For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Operating expenses for the second quarter of 2010 increased 18% quarter-over-quarter primarily as a result of increased financial advisor commissions and variable compensation due to the Partnership’s increased revenues and profitability. Despite the current unusually uncertain economic times, the Partnership has remained focused on growing the number of financial advisors and its branch office network. During the twelve months ended June 25, 2010, the Partnership added 555 financial advisors ending the period with 12,697 financial advisors, an increase of 5% from 12,142 as of June 26, 2009.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Income from continuing operations increased 44% ($32.2 million) to $104.8 million. The Partnership’s second quarter profit margin based on income from continuing operations increased to 10.1% in 2010 from 8.4% in 2009.

The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership’s Consolidated Statements of Income for the three months ended June 25, 2010 as compared to the three months ended June 26, 2009.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, comprised 53% and 55% of net revenue for the three months ended June 25, 2010 and June 26, 2009, respectively. Conversely, net fee revenue comprised 47% and 45% for the same periods in 2010 and 2009, respectively. The increase in the proportion of revenues attributable to net fee revenue is due to an increase in asset fees caused by mutual fund and insurance asset value growth due to the market recovery, as well as an increase in Advisory Solutions program assets, as a result of the continued increase in the customer dollars invested into Advisory Solutions.

Trade revenue of $535.9 million increased 14% ($65.2 million) during the second quarter of 2010 compared to the second quarter of 2009. This increase in trade revenue was due to an increase in both customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission) and the margin earned on overall customer dollars invested in the three months ended June 25, 2010. Total customer dollars invested were $22.8 billion during the three months ended June 25, 2010, a 5% ($1.0 billion) increase from $21.8 billion in the same period of 2009. The Partnership’s margin earned on each $1,000 invested increased to $23.50 in the second quarter of 2010 from $22.00 in the second quarter of 2009. This increase was primarily due to customer investments beginning to shift to mutual funds and equities in 2010 from fixed income products and certificates of deposit as experienced in 2009. A discussion specific to each component of trade revenue follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Three Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$218.7	$187.3	$31.4	17%
Equities	111.5	77.5	34.0	44%
Insurance	80.8	64.8	16.0	25%

Total commissions revenue	$411.0	$329.6	$81.4	25%

Related metrics:
Customer dollars invested ($ billions)	$16.2	$13.0	$3.2	25%
Margin per $1,000 invested	$25.30	$25.40	$(0.1)	0%
U.S. business days	63	63	—	0%

Commissions revenue increased 25% ($81.4 million) in the second quarter of 2010 to $411.0 million. This increase was due primarily to a 25% ($3.2 billion) increase in customer dollars invested in commission generating transactions to $16.2 billion, which was partially offset by a slight decrease in the margin earned on the customer dollars invested in the second quarter of 2010. Mutual fund commissions increased 17% ($31.4 million) and equities commissions increased 44% ($34.0 million) due to the increase in customer dollars invested as mentioned above. The margin earned on each $1,000 invested in commission generating transactions decreased slightly to $25.30 in the second quarter of 2010 from $25.40 in the same period of 2009.

Principal Transactions

	Three Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$54.3	$60.3	$(6.0)	-10%
Corporate bonds	11.9	20.6	(8.7)	-42%
Certificates of deposit	4.4	8.6	(4.2)	-49%
Government bonds	2.7	5.3	(2.6)	-49%
Unit investment trusts	2.2	2.0	0.2	10%
Collateralized mortgage obligations	1.9	2.1	(0.2)	-10%

Total principal transactions revenue	$77.4	$98.9	$(21.5)	-22%

Related metrics:
Customer dollars invested ($ billions)	$5.1	$7.2	$(2.1)	-29%
Margin per $1,000 invested	$15.30	$13.80	$1.50	11%
U.S. business days	63	63	—	0%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal transactions revenue decreased 22% ($21.5 million) to $77.4 million compared to the second quarter of 2009, primarily attributable to a decrease in customer dollars invested in the second quarter of 2010, partially offset by an increase in the margin earned on the customer dollars invested. Customers invested $5.1 billion in products that resulted in principal transactions revenue in the second quarter of 2010 compared to $7.2 billion in the same period of 2009. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.30 during the second quarter of 2010 from $13.80 during the second quarter of 2009 primarily as a result of a shift in product mix from shorter-term, lower margin certificates of deposit to higher margin fixed income products.

Quarter-over-quarter, revenue from municipal bonds decreased 10% ($6.0 million), corporate bonds revenue decreased 42% ($8.7 million), government bond revenue decreased 49% ($2.6 million), certificates of deposit revenue decreased 49% ($4.2 million) and collateralized mortgage obligations decreased 10% ($0.2 million), while revenue from unit investment trusts increased 10% ($0.2 million). The decrease in municipal bonds revenue was due to the less attractive yields on municipal bonds relative to treasury securities in addition to a lower supply of traditional tax free bonds in 2010 versus 2009. Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment. Certificates of deposit revenue declined from 2009 levels, primarily due to the shift in product mix away from certificates of deposit in 2010. In early 2009, customers were investing more in products such as certificates of deposit when the markets were volatile, and then moved away from these products in 2010 as the markets began to recover.

In addition, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected as investment banking revenue and therefore has reclassified the related 2009 revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice. For further information, see the related discussion in the following investment banking section.

Investment Banking

Investment banking revenue increased 13% ($5.3 million) to $47.5 million in the second quarter of 2010 compared to the second quarter of 2009, due primarily to an increase in unit investment trusts revenue of 62% ($12.3 million) resulting from an increase in traditional tax free trusts and the introduction of a new trust for taxable municipal bonds. This increase was partially offset by a lower volume of taxable debt underwritings.

As unit investment trusts revenue has grown to represent a larger portion of total trade revenue, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected in investment banking revenue, versus principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

Net Fee Revenue

Net fee revenue, which is asset fees revenue, account and activity fees, other revenue and interest and dividends revenue net of interest expense, increased 28% ($105.6 million) to $483.8 million compared to the second quarter of 2009.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset Fees

	Three Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change
Asset fees revenue ($ millions):
Service fees	$168.4	$140.4	$28.0	20%
Advisory Solutions fees	116.6	23.2	93.4	403%
Revenue sharing	27.8	28.1	(0.3)	-1%
Managed account program	9.2	9.3	(0.1)	-1%
Money market fees	5.2	20.0	(14.8)	-74%
Trust fees	4.8	3.4	1.4	41%

Total asset fees revenue	$332.0	$224.4	$107.6	48%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of Advisory Solutions	$266.6	$200.9	$65.7	33%
Insurance	44.2	34.2	10.0	29%
Money market	18.9	22.0	(3.1)	-14%
Advisory Solutions	36.0	8.1	27.9	344%

Total customer asset values	$365.7	$265.2	$100.5	38%

(1)	U.S. asset fee revenue represents 97% of consolidated asset fee revenue for the quarters ended June 25, 2010 and June 26, 2009.

Asset fees revenue increased 48% ($107.6 million) to $332.0 million due primarily to increases in the average market values of customer mutual fund assets held, which is most notably reflected in the 20% increase in service fees revenue. This is consistent with the movement in the Dow Jones Industrial Average (“DJIA”), which has averaged 28% higher during the second quarter of 2010 compared to the second quarter of 2009. Advisory Solutions fee revenue was $116.6 million in the second quarter of 2010 as compared to $23.2 million in the second quarter of 2009, an increase of $93.4 million. The average value of customer assets in the Advisory Solutions program was $36.0 billion for the three months ended June 25, 2010 compared to $8.1 billion for the three months ended June 26, 2009, and has grown due to both an increase in the customer dollars invested in the program as well as the market appreciation of existing asset values. Customer assets held in the Advisory Solutions program include other assets previously held with the Partnership.

Revenue sharing decreased 1% ($0.3 million), to $27.8 million for the second quarter of 2010. This decrease is due to a reduction in rates earned related to certain product partner revenue sharing agreements, partially offset by an increase in revenue due to the increase in the average asset values on which revenue sharing is based.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 74% ($14.8 million) due primarily to voluntary reduction of certain fees earned in 2010. As a 49.5% limited partner of Passport Research Ltd., the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor. Due to the current low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in decreases of $20.9 million and $10.7 million to the revenue earned by the Partnership for the three months ended June 25, 2010 and June 26, 2009, respectively. Money market fees were also lower as a result of a 14% decrease in average money market asset balances in the second quarter of 2010, as compared to the same period in 2009. Based upon the current interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods and is estimated to reduce the Partnership’s revenue by a total of approximately $90.0 million annually.

Account and Activity Fees

	Three Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$72.8	$71.0	$1.8	3%
Retirement account fees	33.2	31.7	1.5	5%
Other account and activity fees	19.8	18.3	1.5	8%

Total account and activity fees	$125.8	$121.0	$4.8	4%

Related metrics:
Average customer accounts (millions):
Sub-transfer agent services(1)	15.8	15.1	0.7	5%
Retirement accounts	3.3	3.1	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fees of $125.8 million increased 4% ($4.8 million) quarter-over-quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 3% ($1.8 million) to $72.8 million. In addition, retirement account fees increased 5% ($1.5 million) to $33.2 million compared to the second quarter of 2009. The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees. Other account and activity fees revenue is up $1.5 million to $19.8 million in the second quarter of 2010.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended
($ millions)	June 25, 2010	June 26, 2009	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$28.0	$24.2	$3.8	16%
Overnight investing interest	2.6	1.4	1.2	86%
Other interest and dividends	1.0	2.0	(1.0)	-50%
Interest expense	(14.5)	(14.3)	(0.2)	-1%

Total net interest and dividends revenue	$17.1	$13.3	$3.8	29%

Related metrics:
Average funds invested	$3,753.2	$2,966.6	$786.6	27%
Average rate earned	0.26%	0.19%	0.07%	37%
Average customer loan balance	$2,155.8	$1,844.1	$311.7	17%
Average rate earned	5.21%	5.27%	-0.06%	-1%

Net interest and dividend income increased 29% ($3.8 million) to $17.1 million quarter-over-quarter due primarily to an increase in interest rates on overnight investing and average amounts invested. Interest income from customer loans increased 16% ($3.8 million) to $28.0 million. The average aggregate customer loan balance increased 17% ($311.7 million) to $2.2 billion, and the average rate earned on those customer loan balances decreased to 5.21% during the second quarter of 2010 from 5.27% for the same period of 2009. Collateral held in customer accounts with loan balances increased 12% ($978.9 million) to $9.2 billion as of June 25, 2010 as compared to June 26, 2009. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (which allow loans to customers to reach no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (which, generally, allow loans to customers to reach no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the second quarters of 2010 and 2009. Additionally, interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 86% ($1.2 million). The related average funds invested during the second quarter of 2010 were $3.8 billion, compared to $3.0 billion in the second quarter of 2009, including $2.9 billion and $2.2 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of June 25, 2010 and June 26, 2009, respectively. The average rate earned on this type of overnight investment increased to 0.29% during the second quarter of 2010 from 0.19% during the second quarter of 2009. In addition, interest expense increased 1% ($0.2 million) to $14.5 million during the second quarter of 2010 due primarily to increases in interest paid to customers on credit balances in their accounts, bank interest and interest paid on long-term debt. These increases were partially offset by decreases in limited partner interest due to limited partner liquidations and interest paid on liabilities subordinated to claims of general creditors due to a lower debt balance due to payments made. See the Liquidity and Capital Resources discussion below for additional information.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue decreased $10.6 million quarter-over-quarter. The decrease between years is primarily attributable to the decrease in value in the investments held related to the Partnership's non-qualified deferred compensation plan for the second quarter of 2010 as compared to the second quarter of 2009. The investments held related to the non-qualified deferred compensation plan decreased in market value by $4.0 million during the quarter ended June 25, 2010, versus an increase of $6.7 million in the quarter ended June 26, 2009, resulting in a $10.7 million decrease in revenue quarter-over-quarter. As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership's income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change

Operating expenses ($ millions):
Compensation and benefits	$648.7	$528.8	$119.9	23%
Occupancy and equipment	86.1	76.4	9.7	13%
Communications and data processing	70.8	71.3	(0.5)	-1%
Payroll and other taxes	40.1	34.5	5.6	16%
Postage and shipping	11.8	12.6	(0.8)	-6%
Advertising	12.1	10.5	1.6	15%
Clearance fees	3.0	4.1	(1.1)	-27%
Other operating expenses	42.3	38.1	4.2	11%

Total operating expenses	$914.9	$776.3	$138.6	18%

Related metrics:
Number of branches at period end	11,276	10,849	427	4%

Full-time equivalent employees:
Financial advisors:
At period end	12,697	12,142	555	5%
Average	12,722	12,076	646	5%
Branch employees:
At period end	12,764	12,110	654	5%
Average	12,609	11,972	637	5%
Headquarters employees:
At period end	4,856	4,814	42	1%
Average	4,854	4,822	32	1%
Headquarters employees per
100 financial advisors (average)	38.2	39.9	(1.7)	-4%
Branch employees per 100 financial advisors (average)	99.1	99.1	(0.0)	0%

Operating expenses per average number of financial advisors(1)	$39,442	$39,925	$(483)	-1%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 18% ($138.6 million) to $914.9 million compared to the second quarter of 2009 primarily due to increases in compensation and benefits and related payroll taxes, occupancy and equipment and advertising expenses.

Total compensation and benefits costs increased 23% ($119.9 million) to $648.7 million, primarily due to increases in financial advisor compensation and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 25% ($68.0 million). This increase is primarily due to increases in trade and asset fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 19% ($8.3 million) due to program changes and fewer financial advisors participating in the program.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin. As the Partnership's financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the second quarter of 2010, variable compensation increased 269% ($50.9 million), to $69.9 million, as compared to $18.9 million in the second quarter of 2009. This increase is primarily due to the Partnership's increased profitability.

Headquarters salary and benefit expense increased 1% ($0.9 million) to $85.8 million quarter-over-quarter consistent with the increase in average full-time equivalents. Branch salary and benefit expense increased 7% ($7.9 million) to $115.6 million. Branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network. The Partnership implemented a salary freeze for home office and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during the last three quarters of 2009 through the first quarter of 2010. Effective April 1, 2010, the Partnership lifted its salary freeze, which is expected to result in a future increase to headquarters and branch salary and benefit expense. The Partnership estimates that the impact of merit raises for 2010 will be approximately $20.0 million of additional annual expense, as compared to 2009, related to branch and headquarters employees. In addition, any increase in staffing levels will further increase compensation costs. On a full-time equivalent basis, the Partnership had 4,856 headquarters employees and 12,764 branch staff employees as of June 25, 2010, compared to 4,814 headquarters employees and 12,110 branch staff employees as of June 26, 2009. The increase in branch employees is to directly support the increased number of financial advisors. The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch staff to financial advisors as key metrics in managing its costs. In the second quarter of 2010, there were an average of 38.2 headquarters employees and 99.1 branch staff for each 100 financial advisors, compared to an average of 39.9 headquarters employees and 99.1 branch staff for each 100 financial advisors in the second quarter of 2009. The decline in the headquarters ratio quarter-over-quarter is a result of the Partnership,s cost management strategy to continue to grow its financial advisor network while growing its support staff at a slower pace.

Occupancy and equipment expense increased 13% ($9.7 million) to $86.1 million compared to 2009 due to increased costs related to the continued expansion of the Partnership’s branch office network and home office facilities.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The remaining operating expenses increased 5% ($9.0 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in advertising costs as the Partnership has increased its advertising efforts as compared to last year.

Segment Information

Operating segments are defined as components of an entity that has all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; its operating results are regularly reviewed by the entity’s chief operating decision-maker (or decision-making group) for resource allocation and to assess performance; and discrete financial information is available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation expense, which is income before expenses for bonuses earned by financial advisors, headquarters and branch associates and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation expense. While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance at the individual financial advisor level, as well as the number of branch employees, impacts the amount of bonus expense allocated to each reportable segment. As such, both income from continuing operations and income before variable compensation expenses are considered in evaluating each reportable segment’s financial performance and are provided below.

The Canada segment information as reported in the following table is based upon Canada’s Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership's reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	June 25, 2010	June 26 2009	$ Change	% Change

Net revenue:
United States of America	$975.2	$823.7	$151.5	18%
Canada	44.5	25.2	19.3	77%

Total net revenue	1,019.7	848.9	170.8	20%

Operating Expenses (excluding variable compensation):
United States of America	799.5	720.2	79.3	11%
Canada	45.5	37.2	8.3	22%

Total operating expenses	845.0	757.4	87.6	12%

Pre-variable income (loss):
United States of America	175.7	103.5	72.2	70%
Canada	(1.0)	(12.0)	11.0	92%

Total pre-variable income	174.7	91.5	83.2	91%

Variable compensation:
United States of America	67.2	18.6	48.6	261%
Canada	2.7	0.3	2.4	800%

Total variable compensation	69.9	18.9	51.0	270%

Income (loss) from continuing operations:
United States of America	108.5	84.9	23.6	28%
Canada	(3.7)	(12.3)	8.6	70%

Income from continuing operations	$104.8	$72.6	$32.2	44%

Customer assets under care ($ billions):
United States of America:
At period end	$504.7	$435.2	$69.5	16%
Average	$511.9	$426.5	$85.4	20%
Canada:
At period end	$13.1	$10.4	$2.7	26%
Average	$13.5	$10.3	$3.2	31%

Financial advisors:
United States of America:
At period end	12,008	11,479	529	5%
Average	12,025	11,420	605	5%
Canada:
At period end	689	663	26	4%
Average	697	656	41	6%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 18% ($151.5 million) in the second quarter of 2010, from the second quarter of 2009 primarily due to increases in trade revenue ($56.3 million), service fees ($24.0 million), Advisory Solutions revenue ($93.4 million), and net interest income ($4.6 million), partially offset by a decrease in money market fees ($14.9 million) and an additional increase in the value of the investments held related to the non-qualified deferred compensation plan ($10.7 million).

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $23.40 in the second quarter of 2010 from $21.90 in the same period of 2009 due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products. Additionally, customer dollars invested increased 5% ($1.0 billion) to $21.7 billion, from $20.7 billion in 2009. Service fee revenue increased due to an increase in average asset values on which service fees are earned, due to increases in the overall market quarter over quarter. Advisory Solutions revenue increased due to significant growth in the customer dollars invested into the program. Net interest income increased primarily due to increases in the average rates earned on an increased amount of overnight investing and increases in client margin loan interest due to an increase in average margin loans outstanding. The decrease in money market revenue is due to the reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $20.9 million in the second quarter of 2010 as compared to a reduction of $10.7 million in the second quarter of 2009. The decrease in the value of the investments held related to the non-qualified deferred compensation plan of $4.0 million in 2010, as compared to an increase in 2009 of $6.7 million, resulted in a decrease in revenue in 2010 of $10.7 million.

Operating expenses increased 11% ($79.3 million) primarily due to increases in financial advisor compensation, occupancy and equipment costs and payroll and other taxes. The increase in financial advisor compensation of $66.5 million and payroll and other taxes of $2.7 million was due to increases in trade and asset fee revenue on which financial advisor commissions are paid. The increase in occupancy and equipment costs of $9.0 million was due to increased costs related to the continued expansion of the Partnership’s branch office network and home office facilities.

Canada

Net revenue increased 77% ($19.3 million) in the second quarter of 2010, from the second quarter of 2009 primarily due to increases in trade revenue ($8.8 million), in asset based fee revenue ($4.0 million) and in account and activity fees ($7.2 million). Trade revenue increased primarily due to higher margins earned on each $1,000 invested by customers, which increased 14% to $25.80 in the second quarter of 2010 from $22.70 in the same period of 2009 due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products, and higher customer dollars invested, which increased 30% ($249.5 million), from $825.5 million in the second quarter of 2009, to $1.1 billion in the second quarter of 2010. Asset based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions quarter over quarter. Account and activity fees and other revenue increased due toan increase in retirement account fees of $0.6 million as well as an increase in foreign currency gains of $5.0 million due to the revaluation of U.S. dollar denominated balance sheet accounts. These foreign currency gains may not continue in the future.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 22% ($8.3 million) in the second quarter of 2010 from the second quarter of 2009 primarily due to a $5.5 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. In addition, headquarters and branch salary and benefit expense increased 21% ($1.5 million) as the Partnership added personnel to support its expanding financial advisor network. The remainder of the increase is primarily due to increases in occupancy and equipment costs due to increased costs related to the continued expansion of the Partnership’s branch office network as well as in advertising costs due to an increase in the advertising programs as compared to last year.

As a result, the pre-variable income for the Canadian business segment improved from a loss of $12.0 million in the second quarter of 2009 to a loss of $1.0 million in the second quarter of 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009

During the first six months of 2010, the Partnership’s results of operations were stronger as compared to the first six months of 2009. Market conditions during the first six months of 2009 were still turbulent, including a continuing decline in asset values, interest rates and customer activity. The rebound in asset values that began in mid-2009 continued partially through the second quarter of 2010, which improved the year-over-year results. In addition, customer activity also increased as the market recovered. These improvements in market conditions are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. Trade revenue and net fee revenue increased by 11% and 32%, respectively, compared to the first six months of 2009.

For the six months ended June 25, 2010, net revenue increased 20% ($332.8 million) to $2.0 billion, which was attributable to increased trade revenue, asset fee revenue, account and activity fee revenue and net interest income, partially offset by a decrease in other revenue. For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

Operating expenses for the first six months of 2010 increased 18% year-over-year primarily as a result of increased financial advisor commissions and variable compensation due to the Partnership’s increased revenues and profitability. Despite the recent unusual economic times, the Partnership has remained focused on growing the number of financial advisors and its branch office network. During the twelve months ended June 25, 2010, the Partnership added 555 financial advisors ending the period with 12,697 financial advisors, an increase of 5% from 12,142 as of June 26, 2009.

Income from continuing operations increased 48% ($59.1 million) to $181.4 million. The Partnership’s year-to-date profit margin based on income from continuing operations increased to 9.1% in 2010 from 7.4% in 2009.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership’s Consolidated Statements of Income for the six months ended June 25, 2010 as compared to June 26, 2009.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, comprised 52% and 57% of net revenue for the six months ended June 25, 2010 and June 26, 2009, respectively. Conversely, net fee revenue comprised 48% and 43% for the same periods in 2010 and 2009, respectively. The increase in the proportion of revenues attributable to net fee revenue is due to an increase in asset fees caused by mutual fund and insurance asset value growth due to the market recovery, as well as an increase in Advisory Solutions program revenue.

Trade revenue of $1.0 billion increased 11% ($104.4 million) during the first six months of 2010 compared to the first six months of 2009. This increase in trade revenue was due to an increase in the margin earned on overall customer dollars invested, which was partially offset by a decrease in customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission) and one less business day in the six months ended June 25, 2010. Total customer dollars invested were $43.4 billion during the six months ended June 25, 2010, a 2% ($0.7 billion) decrease from $44.1 billion in the same period of 2009. The Partnership’s margin earned on each $1,000 invested increased to $23.80 in the first six months of 2010 from $21.40 in the first six months of 2009. This increase was primarily due to customer investments shifting to mutual funds and equities in 2010 from certificates of deposit and other fixed income products as experienced in 2009. A discussion specific to each component of trade revenue follows.

Commissions

	Six Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change

Commissions revenue ($ millions):
Mutual funds	$433.3	$357.9	$75.4	21%
Equities	198.6	149.1	49.5	33%
Insurance	152.0	136.1	15.9	12%

Total commissions revenue	$783.9	$643.1	$140.8	22%

Related metrics:
Customer dollars invested ($ billions)	$30.5	$25.4	$5.1	20%
Margin per $1,000 invested	$25.70	$25.30	$0.4	2%
U.S. business days	121	122	(1)	-1%

Commissions revenue increased 22% ($140.8 million) in the first six months of 2010 to $783.9 million. This increase was due primarily to a 20% ($5.1 billion) increase in customer dollars invested in commission generating transactions to $30.5 billion and an increase in the margin earned on the customer dollars invested, which was partially offset by one less business day in the first six months of 2010. Mutual fund commissions increased 21% ($75.4 million) and equities commissions increased 33% ($49.5 million) due to the increase in customer dollars invested as mentioned above. The margin earned on each $1,000 invested in commission generating transactions increased to $25.70 in the first six months of 2010 from $25.30 in the same period of 2009. This increase in margin earned is primarily due to an increase in margin earned on insurance products resulting from a shift in product mix from fixed annuities to higher margin variable annuities and life and long-term care insurance products.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Six Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change

Principal transactions revenue ($ millions):
Municipal bonds	$109.4	$131.1	$(21.7)	-17%
Corporate bonds	23.6	43.6	(20.0)	-46%
Certificates of deposit	8.9	18.6	(9.7)	-52%
Government bonds	5.9	9.5	(3.6)	-38%
Unit investment trusts	4.1	2.8	1.3	46%
Collateralized mortgage obligations	3.7	5.5	(1.8)	-33%

Total principal transactions revenue	$155.6	$211.1	$(55.5)	-26%

Related metrics:
Customer dollars invested ($ billions)	$9.9	$15.7	$(5.8)	-37%
Margin per $1,000 invested	$15.60	$13.40	$2.20	16%
U.S. business days	121	122	(1)	-1%

Principal transactions revenue decreased 26% ($55.5 million) to $155.6 million compared to the first six months of 2009, primarily attributable to a decrease in customer dollars invested and one less business day in the first six months of 2010, partially offset by an increase in the margin earned on the customer dollars invested. Customers invested $9.9 billion in products that resulted in principal transactions revenue in the first six months of 2010 compared to $15.7 billion in the same period of 2009. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.60 during the first six months of 2010 from $13.40 during the first six months of 2009 primarily a result of a shift in product mix from shorter-term, lower margin certificates of deposit to higher margin longer-term fixed income products.

Year-over-year, revenue from municipal bonds decreased 17% ($21.7 million), corporate bonds revenue decreased 46% ($20.0 million), certificates of deposit revenue decreased 52% ($9.7 million), government bond revenue decreased 38% ($3.6 million) and collateralized mortgage obligations decreased 33% ($1.8 million), while revenue from unit investment trusts increased 46% ($1.3 million). The decrease in municipal bonds revenue was due to the less attractive yields on municipal bonds relative to treasury securities in addition to a lower supply of traditional tax free bonds in 2010 versus 2009. Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment. Certificates of deposit revenue declined from the 2009 levels, primarily due to the shift in product mix away from certificates of deposit in 2010. In early 2009, customers were investing more in products such as certificates of deposit when the markets were volatile, and then moved away from these products in 2010 as the markets began to recover.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected as investment banking revenue and therefore has reclassified the related 2010 and 2009 revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice. For further information, see the related discussion in the following investment banking section.

Investment Banking

Investment banking revenue increased 26% ($19.1 million) to $92.3 million in the first six months of 2010 compared to the first six months of 2009, due primarily to an increase in unit investment trusts revenue of 88% ($28.7 million) resulting from an increase in traditional tax free trusts and the introduction of a new trust for taxable municipal bonds. This increase was partially offset by a lower volume of taxable debt underwritings.

As unit investment trusts revenue has grown to represent a larger portion of total trade revenue, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected in investment banking revenue, versus principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Fee Revenue

Net fee revenue, which is asset fees revenue, account and activity fees revenue and interest and dividends revenue net of interest expense, increased 32% ($228.4 million) to $936.7 million compared to the first six months of 2009.

Asset Fees

	Six Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change
Asset fees revenue ($ millions):
Service fees	$335.7	$261.1	$74.6	29%
Advisory Solutions fees	212.7	37.2	175.5	472%
Revenue sharing	57.0	53.3	3.7	7%
Managed account program	18.6	18.3	0.3	2%
Money market fees	10.0	50.9	(40.9)	-80%
Trust fees	9.3	6.4	2.9	45%

Total asset fees revenue	$643.3	$427.2	$216.1	51%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outsideof Advisory Solutions	$262.7	$194.5	$68.2	35%
Insurance	43.5	32.8	10.7	33%
Money market	19.2	22.3	(3.1)	-14%
Advisory Solutions	33.0	6.8	26.2	385%

Total customer asset values	$358.4	$256.4	$102.0	40%

(1)	U.S. asset fee revenue represents 97% of consolidated asset fee revenue for the six months ended June 25, 2010 and June 26, 2009.

Asset fees revenue increased 51% ($216.1 million) to $643.3 million due primarily to increases in the average market values of customer mutual fund assets held, which is most notably reflected in the 29% increase in service fees revenue. This is fairly consistent with the movement in the DJIA, which has averaged 31% higher during the first six months of 2010 compared to the first six months of 2009. Advisory Solutions fee revenue was $212.7 million in the first six months of 2010 as compared to $37.2 million in the first six months of 2009, an increase of $175.5 million. The average value of customer assets in the Advisory Solutions program was $33.0 billion as of June 25, 2010 compared to $6.8 billion as of June 26, 2009, and has grown due to both an increase in the customer dollars invested in the program as well as the market appreciation of existing asset values. Customer assets held in the Advisory Solutions program include assets previously held with the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Revenue sharing increased 7% ($3.7 million), to $57.0 million for the six month period ended June 25, 2010 as compared to the same period in 2009. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease due to a reduction in rates earned related to certain product partner revenue sharing agreements.

Money market fees decreased 80% ($40.9 million) due primarily to voluntary reduction of certain fees earned in 2010. As a 49.5% limited partner of Passport Research Ltd., the investment advisor to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor. Due to the current low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $43.7 million and $11.7 million to the revenue earned by the Partnership for the six months ended June 25, 2010 and June 26, 2009, respectively. Money market fees were also lower as a result of a 14% decrease in average money market asset balances during 2010. Based upon the current interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods and is estimated to reduce the Partnership's revenue by a total of approximately $90.0 million annually.

Account and Activity Fees

	Six Months Ended
	June 25, 2010	June 26, 2009	$ Change	% Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$144.7	$142.2	$2.5	2%
Retirement account fees	66.5	63.7	2.8	4%
Other account and activity fees	37.0	34.1	2.9	9%

Total account and activity fees	$248.2	$240.0	$8.2	3%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	15.6	15.3	0.3	2%
Retirement accounts	3.3	3.1	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fees of $248.2 million increased 3% ($8.2 million) year-over-year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 2% ($2.5 million) to $144.7 million. In addition, retirement account fees increased 4% ($2.8 million) to $66.5 million compared to the first six months of 2009. The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees. Other account and activity fees revenue is up $2.9 million to $37.0 million in the first six months of 2010.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Six Months Ended
($ millions)	June 25, 2010	June 26, 2009	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$53.5	$46.2	$7.3	16%
Overnight investing interest	4.6	2.7	1.9	70%
Other interest and dividends	1.8	3.7	(1.9)	-51%
Interest expense	(29.1)	(29.2)	0.1	0%

Total net interest and dividends revenue	$30.8	$23.4	$7.4	32%

Related metrics:
Average funds invested	$3,840.1	$2,917.4	$922.7	32%
Average rate earned	0.24%	0.20%	0.04%	20%

Average customer loan balance	$2,109.3	$1,863.6	$245.7	13%
Average rate earned	5.26%	5.11%	0.15%	3%

Net interest and dividend income increased 32% ($7.4 million) to $30.8 million year-over-year due primarily to an increase in interest rates and average amounts invested. Interest income from customer loans increased 16% ($7.3 million) to $53.5 million. The average aggregate customer loan balance increased 13% ($245.7 million) to $2.1 billion, and the average rate earned on those customer loan balances increased to 5.26% during the first six months of 2010 from 5.11% for the same period of 2009. Collateral held in customer accounts with loan balances increased 12% ($978.9 million) to $9.2 billion as of June 25, 2010 as compared to June 26, 2009. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan to customer no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan to customer no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the first six months of 2010 and 2009. Additionally, interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 70% ($1.9 million). The related average funds invested during the first six months of 2010 was $3.8 billion, compared to $2.9 billion in the first six months of 2009, including $2.9 billion and $2.2 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of June 25, 2010 and June 26, 2009, respectively. The average rate earned on this type of investment increased to 0.28% during the first six months of 2010 from 0.19% during the first six months of 2009. In addition, interest expense decreased $0.1 million to $29.1 million during the first six months of 2010 due primarily to reductions in interest paid to customers on credit balances in their accounts and in limited partner interest due to limited partner liquidations. These decreases were partially offset by increases in interest expense on financing activities initiated in 2009. See the Liquidity and Capital Resources discussion below for additional information.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue decreased $3.3 million year-over-year. The decrease between years is primarily attributable to the decrease in value in the investments held related to the Partnership's non-qualified deferred compensation plan, partially offset by an increase in transitional services revenue, resulting from the Transitional Services Agreement further described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, for the first six months of 2010 as compared to the first six months of 2009. The investments held related to the non-qualified deferred compensation plan decreased in market value by $2.5 million during the six months ended June 25, 2010, versus an increase of $3.7 million in the six months ended June 26, 2009, resulting in a $6.2 million decrease in revenue year-over-year. As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership's income before allocations to partners. This decrease is offset by a $3.4 million increase resulting from transitional services revenue received from Towry as it relates to the services provided in accordance with the Share Purchase Agreement related to the sale of the Partnership's U.K. subsidiary, as discussed in the Partnership's Annual Report on Form 10-K. However, the Partnership's responsibility to provide transitional services, and the corresponding revenue received ended in the second quarter of 2010, as expected.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Six Months Ended
	June 25, 2010	June 26 2009	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$1,249.0	$1,012.4	$236.6	23%
Occupancy and equipment	171.9	154.4	17.5	11%
Communications and data processing	142.8	143.4	(0.6)	0%
Payroll and other taxes	82.9	70.7	12.2	17%
Postage and shipping	24.7	23.8	0.9	4%
Advertising	33.2	24.7	8.5	34%
Clearance fees	5.8	7.8	(2.0)	-26%
Other operating expenses	76.8	76.2	0.6	1%

Total operating expenses	$1,787.1	$1,513.4	$273.7	18%

Related metrics:
Number of branches at period end	11,276	10,849	427	4%

Full-time equivalent employees:
Financial advisors:
At period end	12,697	12,142	555	5%
Average	12,708	11,949	759	6%
Branch employees:
At period end	12,764	12,110	654	5%
Average	12,455	11,889	566	5%
Headquarters employees:
At period end	4,856	4,814	42	1%
Average	4,851	4,823	28	1%
Headquarters employees per
100 financial advisors (average)	38.2	40.4	(2.2)	-5%
Branch employees per 100 financial advisors (average)	98.0	99.5	(1.5)	-2%

Operating expenses per average number of financial advisors(1)	$78,377	$79,879	$(1,502)	-2%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 18% ($273.7 million) to $1.8 billion compared to the first six months of 2009 primarily due to increases in compensation and benefits and related payroll taxes, occupancy and equipment and advertising expenses.

Total compensation and benefits costs increased 23% ($236.6 million) to $1.2 billion, primarily due to increases in financial advisor compensation and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 27% ($145.5 million). This increase is primarily due to increases in trade and asset fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 11% ($9.2 million) due to program changes and fewer financial advisors participating in the program.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership's related profit margin. As the Partnership's financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the first six months of 2010, variable compensation increased 316% ($86.8 million), to $114.3 million, as compared to $27.5 million in the first six months of 2009. This increase is primarily due to the Partnership's increased profitability.

Headquarters salary and benefit expense are nearly unchanged at $165.6 million in 2010. Branch salary and benefit expense increased 6% ($12.2 million) to $223.0 million. Branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network. The Partnership implemented a salary freeze for home office and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during the last three quarters of 2009 and through the first quarter of 2010. Effective April 1, 2010, the Partnership lifted its salary freeze, which is expected to result in a future increase to headquarters and branch salary and benefit expense. The Partnership estimates that the impact of merit raises for 2010 will be approximately $20.0 million of additional annual expense, as compared to 2009, related to branch and headquarters employees. In addition, any increase in staffing levels will further increase compensation costs. On a full-time equivalent basis, the Partnership had 4,856 headquarters employees and 12,764 branch staff employees as of June 25, 2010, compared to 4,814 headquarters employees and 12,110 branch staff employees as of June 26, 2009. The increase in branch employees is to directly support the increased number of financial advisors. The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch staff to financial advisors as key metrics in managing its costs. In the first six months of 2010, there were an average of 38.2 headquarters employees and 98.0 branch staff for each 100 financial advisors, compared to an average of 40.4 headquarters employees and 99.5 branch staff for each 100 financial advisors in the first six months of 2009. The decline in both ratios year-over-year is a result of the Partnership's cost management strategy to continue to grow its financial advisor network while growing its support staff at a slower pace.

Occupancy and equipment expense increased 11% ($17.5 million) to $171.9 million compared to 2009 due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The remaining operating expenses increased 6% ($19.7 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in advertising costs as the Partnership has increased its advertising efforts as compared to last year.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Six Months Ended
	June 25, 2010	June 26 2009	$ Change	% Change

Net revenue:
United States of America	$1,883.7	$1,582.1	$301.6	19%
Canada	84.9	53.6	31.3	58%

Total net revenue	1,968.6	1,635.7	332.9	20%

Operating Expenses (excluding variable compensation):
United States of America	1,582.0	1,412.3	169.7	12%
Canada	90.9	73.6	17.3	24%

Total operating expenses	1,672.9	1,485.9	187.0	13%

Pre-variable income (loss):
United States of America	301.7	169.8	131.9	78%
Canada	(6.0)	(20.0)	14.0	70%

Total pre-variable income	295.7	149.8	145.9	97%

Variable compensation:
United States of America	110.1	27.3	82.8	303%
Canada	4.2	0.2	4.0	2000%

Total variable compensation	114.3	27.5	86.8	316%

Income (loss) from continuing operations:
United States of America	191.6	142.5	49.1	34%
Canada	(10.2)	(20.2)	10.0	50%

Income from continuing operations	$181.4	$122.3	$59.1	48%

Customer assets under care ($ billions):
United States of America:
At period end	$504.7	$435.2	$69.5	16%
Average	$508.7	$407.8	$100.9	25%
Canada:
At period end	$13.1	$10.4	$2.7	26%
Average	$13.4	$9.4	$4.0	43%

Financial advisors:
United States of America:
At period end	12,008	11,479	529	5%
Average	12,015	11,299	716	6%
Canada:
At period end	689	663	26	4%
Average	694	650	44	7%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 19% ($301.6 million) in the first six months of 2010, from the first six months of 2009 primarily due to increases in trade revenue ($87.4 million), service fees ($67.1 million), Advisory Solutions revenue ($175.5 million), and net interest income ($8.3 million), partially offset by a decrease in money market fees ($41.0 million).

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $23.60 in the first six months of 2010 from $21.30 in the same period of 2009 due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products. This increase was partially offset by lower customer dollars invested, which decreased 1% ($0.5 billion) to $41.3 billion, from $41.8 billion in 2009 and one less business days during the period. Service fee revenue increased due to an increase in average asset values on which service fees are earned, due to overall improved market conditions year over year. Advisory Solutions revenue increased because customer dollars invested into the program have grown significantly. Net interest income increased primarily due to increases in the average rates earned on an increased amount of overnight investing and increases in client margin loan interest due to an increase in interest rates and average margin loans outstanding. The decrease in money market revenue is primarily due to the reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership's revenue by $43.7 million in the first six months of 2010, as compared to a reduction of revenue of $11.7 million in the same period of 2009.

Operating expenses increased 12% ($169.7 million) primarily due to increases in financial advisor compensation, occupancy and equipment costs, payroll and other taxes and advertising costs. The increases in financial advisor compensation of $138.2 million and payroll and other taxes of $5.5 million were due to increases in trade and asset fee revenue on which financial advisor commissions are paid. The increase in occupancy and equipment costs of $15.9 million was due to increased costs related to the continued expansion of the Partnership's branch office network and home office facilities. The increase in advertising costs of $7.0 million was due to the Partnership increasing its advertising programs as compared to last year.

Canada

Net revenue increased 58% ($31.3 million) in the first six months of 2010, from the first six months of 2009 primarily due to increases in trade revenue ($17.2 million), asset based fee revenue ($7.5 million) and account and activity fee revenue ($7.5 million). Trade revenue increased primarily due to higher margins earned on each $1,000 invested by customers, which increased 19% to $26.60 in the first six months of 2010 from $22.30 in the same period of 2009. This increase is due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products, and higher customer dollars invested, which increased 18% ($0.3 billion), from $1.7 billion in the first six months of 2009, to $2.0 billion in the first six months of 2010. Asset based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions year over year. Account and activity fee and other revenue increased due to an increase in retirement account fees of $1.3 million as well as an increase in foreign currency gains of $4.0 million due to the revaluation of U.S. dollar denominated balance sheet accounts. These foreign currency gains may not continue in the future.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 24% ($17.3 million) in the first six months of 2010 from the first six months of 2009 primarily due to a $10.6 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. In addition, headquarters and branch salary and benefit expense increased $3.1 million as the Partnership added personnel to support its expanding financial advisor network. The remainder of the increase is primarily due to increases in occupancy and equipment costs due to increased costs related to the continued expansion of the Partnership's branch office network as well as in advertising costs due to an increase in the advertising programs as compared to last year.

As a result, the pre-variable income for the Canadian business segment improved from a loss of $20.0 million in the first six months of 2009 to a loss of $6.0 million in the same period of 2010.

GOVERNMENTAL REFORM

Financial Services Regulatory Reform. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by the U.S. Congress and signed by the President July 21, 2010. For further discussion of this Act, see “Regulatory Reform” risk factor in Part II, Item 1A, Risk Factors section.

Healthcare Reform. Significant health care reform, The Patient Protection and Affordable Care Act (“PPACA”) has been passed. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership's medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results. However, the Partnership has performed an initial evaluation of the impact of the increase in dependent eligibility applicable to 2011 and related premiums to employees and has determined that this element of the reform is not expected to have a material impact on the Partnership's Consolidated Financial Statements.

Rule 12b-1 Fees. On July 21, 2010 the SEC proposed reform of Rule 12b-1 under the Investment Company Act of 1940 (the “ICA”). The proposal includes: rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee. Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or not enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results, related to this proposed reform of Rule 12b-1.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in both the three months and six months ended June 25, 2010 and 59% in both the three months and six months ended June 26, 2009, respectively. In addition, the Partnership derived 21% and 23% of its total revenue for the three months and six months ended June 25, 2010, respectively, and 26% for both the three months and six months ended June 26, 2009 from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership's U.S. segment.

Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with mutual fund vendors could have a material adverse effect on the Partnership’s results of operations.

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

Partnership Capital

A portion of the Partnership’s growth in capital has historically been through the sale of limited partnership interests to its employees and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, retention of general partner earnings, private placements of subordinated debt, long-term secured debt and operating leases under which the Partnership rents facilities.

In preparation for the Partnership’s anticipated 2010 Limited Partnership Offering, it filed a Registration Statement with the SEC on July 2, 2010. The SEC and individual states securities commissions will have the opportunity to review the Registration Statement and must declare the Registration Statement effective before the Partnership can proceed with the next steps in the offering process. As indicated in the Registration Statement, limited partnership interests would be offered to Edward Jones employees and certain retired Financial Advisors. While the amount of limited partner capital to be offered to each individual is still being finalized pending completion of the above review process, the total amount registered in the 2010 Limited Partnership Offering is up to $275.0 million with the anticipated close of the offering on January 1, 2011.

The Partnership’s capital subject to mandatory redemption at June 25, 2010, excluding the reserve for anticipated withdrawals, was $1.5 billion, an increase of $40.6 million from December 31, 2009. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($39.2 million) and the issuance of subordinated limited partner interests ($23.4 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($6.7 million, $9.5 million and $5.9 million, respectively). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 28% of income allocated to general partners. During the six months ended June 25, 2010 and June 26, 2009, the Partnership retained 27.6% of income allocated to general partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Under the terms of the Partnership Agreement, a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the individual partner. Limited partners withdrawing from the Partnership due to the partner’s termination or resignation from the Partnership are repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership. Historically, the Partnership has asked certain banks if they would make financing available to partners and have provided the initial documentation to the partner for such banks. Any such bank loan agreement is between the individual and the bank. The bank loans of the individual general partners are one year term loans due on February 25, 2011, which are renewed annually and have no required principal payments prior to maturity. The current bank loans of the individual limited partners are due on January 3, 2012 and also have no required principal payments prior to that time. The Partnership does not guarantee the bank loans nor can the individual general, subordinated limited or limited partner pledge their partnership interest as collateral for the bank loan. Additionally, the Partnership has performed certain administrative functions in connection with its partners who have elected to finance a portion of the purchase of partnership interests through individual unsecured bank loans to those partners from banks with whom the Partnership has other banking relationships. For all individual purchases financed through banks that also provide financing to the Partnership, the individual partner provides an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of the partner’s capital account to the repayment of the partner’s bank loan prior to any funds being released to the partner. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could impact the Partnership’s liquidity.

Individual partners who finance all or a portion of their partnership interest with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the individual partners experience a period of reduced earnings, including potential operating losses. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

	As of June 25, 2010
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital*:
Total partnership capital	$456,337	$209,848	$810,969	$1,477,154
Partnership capital owned by partners with individual bank loans	$127,451	$1,000	$340,529	$468,980
Partnership capital owned by partners with individual bank loans as a percent of total partnership capital	27.9%	0.5%	42.0%	31.7%

Bank loans:
Individual bank loans	$35,049	$303	$119,599	$154,951
Individual bank loans as a percent of total partnership capital	7.7%	0.1%	14.7%	10.5%
Individual bank loans as a percent of partnership capital owned by partners with individual bank loans	27.5%	30.3%	35.1%	33.0%

*	Partnership capital is net of reserve for anticipated withdrawals

Historically, neither the amount of partnership capital financed with individual bank loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 25, 2010	December 31, 2009
Uncommitted secured	$595,000	$645,000
Uncommitted unsecured	50,000	50,000
Committed unsecured:
2008 Credit Facility(1)	120,000	120,000
2010 Credit Facility	320,000	—

Total	$1,085,000	$815,000

(1)	The 2008 Credit Facility was terminated on July 29, 2010. See discussion below for further information.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the second quarter of 2010, the Partnership’s uncommitted lines of credit were reduced by $50.0 million by banks participating in the Partnership’s agreement for the $320.0 million committed, unsecured revolving line of credit discussed below. These decreases reduced the aggregated uncommitted bank lines of credit to $645.0 million.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities which serve as collateral on loans. There were no amounts outstanding on these uncommitted lines of credit as of June 25, 2010 or December 31, 2009. The Partnership had one overnight draw against these lines of credit during the six months ended June 25, 2010 in the amount of $40.0 million and no overnight draws for the six months ended June 26, 2009. However, the Partnership had two overnight draws against an uncommitted secured line of credit during the year ended December 31, 2009. The draws during 2009 averaged $27.5 million with the highest overnight draw being $35.0 million.

On July 29, 2010, the Partnership retired its 2008 Credit Facility, which was used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona. The 2008 Credit Facility had a final maturity date of August 22, 2010. As of June 25, 2010, the Partnership had drawn $88,000 and re-paid $38,000, resulting in $50,000 outstanding on the 2008 Credit Facility to fund construction projects. As of December 31, 2009, the Partnership had drawn $88,000 and repaid $30,000, resulting in $58,000 outstanding on the 2008 Credit Facility. Subsequent to June 25, 2010, the Partnership re-paid the remaining $50,000 outstanding on the 2008 Credit Facility. This final payment terminated the 2008 Credit Facility. The weighted average interest rate for outstanding amounts under the line of credit was 1.10% as of June 25, 2010, and fluctuates with the LIBOR.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In April 2010, the Partnership entered into an agreement with eight banks to obtain the 2010 Credit Facility, which has a final maturity date of April 20, 2011. The 2010 Credit Facility has a tiered interest rate based on leverage ratio (ratio of total net debt to total capitalization) or credit rating. Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 2.38% to 3.00%. Same day borrowings will have a rate of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%. In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.1 billion plus 50% of subsequent increases in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter. As of August 6, 2010, the Partnership has not borrowed against the 2010 Credit Facility.

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment. This financing agreement will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of the one-month LIBOR and is secured by the equipment being financed. The Partnership has borrowed $21.8 million under this agreement and repaid $2.4 million, resulting in $19.4 million outstanding on the agreement as of June 25, 2010. Subsequent to June 25, 2010, the Partnership borrowed an additional $3.4 million under this agreement and repaid $0.9 million, resulting in $21.9 million outstanding as of August 6, 2010. Additional borrowings are expected to be borrowed in future periods to fund additional purchases of office equipment.

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a home office building and related parking garage located on its St. Louis, Missouri, North Campus location. The loan has a fixed monthly principal and interest payment beginning February 1, 2010 through December 1, 2012. On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest, totaling $32.6 million, is due. The fixed interest rate of 3.5% is contingent upon the Partnership, or a subsidiary, maintaining a matching interest bearing deposit account with the lender in an amount equal to or exceeding the principal amount. If the matching deposit is withdrawn, the interest rate converts to a floating rate of the one-month LIBOR plus 5.0%. The matching deposit is currently maintained by Edward Jones, and it is the Partnership’s intent that the matching deposit will continue to be maintained throughout the life of the loan. The Partnership made principal payments of $0.5 million, resulting in $35.9 million outstanding under this agreement as of June 25, 2010. Subsequent to June 25, 2010, the Partnership made additional principal payments of $0.2 million, resulting in $35.7 million outstanding under this agreement.

As of June 25, 2010, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Partnership has been in the process of expanding its home office facilities in order to support its current and future growth plans. Construction activities completed during 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus. The Partnership has commitments relating to these construction activities of $0.4 million remaining as of June 25, 2010. See the Notes to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details on the completion of these activities.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location. The Partnership estimates the cost to construct the garage to be approximately $24.0 million and has executed agreements of $23.6 million for the construction. As of June 25, 2010, the Partnership has paid $6.7 million related to commitments for this construction project. The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

The total estimated amount needed to complete the construction of this parking garage and other projects will be financed through the Partnership’s existing working capital or additional financing in the future. There can be no assurance that such financing will be available on favorable terms to the Partnership, or at all, in the future.

Cash Activity

As of June 25, 2010, the Partnership had $41.1 million in cash and cash equivalents. In addition, the Partnership had $882.6 million in securities purchased under agreements to resell, which have maturities of less than one week. The Partnership also had $3.0 billion in cash and investments segregated under federal regulations, which was not available for general use.

During the first six months of 2010, cash and cash equivalents decreased $186.5 million from $227.5 million as of December 31, 2009. Cash provided by operating activities was $35.9 million. The primary sources of cash provided by operating activities include income before allocations to partners ($181.4 million) adjusted for depreciation expense ($48.7 million) and a net increase in liabilities ($157.3 million), partially offset by a net increase in assets ($351.5 million). During the first six months of 2010, cash used in investing activities was $45.0 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above. During the first six months of 2010, cash used in financing activities was $177.4 million, consisting primarily of partnership withdrawals and distributions ($124.6 million), redemption of partnership interests ($22.0 million), and repayment of debt ($60.8 million), offset by the issuance of long-term debt ($6.6 million) and the issuance of partnership interests ($23.4 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As of June 25, 2010, Edward Jones’ net capital of $708.2 million was 33.4% of aggregate debit items and its net capital in excess of the minimum required was $665.7 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 33.2%. Net capital and the related capital percentage may fluctuate on a daily basis. As of June 25, 2010, the Partnership’s Canadian broker-dealer subsidiary and EJTC were in compliance with regulatory capital requirements in the jurisdictions in which they operate.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long term business success and related financial performance. The Partnership is managed by the Managing Partner, together with an Executive Committee, which is ultimately responsible for overall risk management. As of June 25, 2010, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the firm. In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities. Effective June 25, 2010, Tim Kirley is no longer a member of the Partnership’s Executive and Management Committees. However, he remains a general partner of the Partnership.

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations. The Management Committee consists of up to 25 general partners, including members of the Executive Committee, with the specific number to be determined by the Managing Partner. As of June 25, 2010, the Management Committee consisted of 19 general partners including the Managing Partner. The Management Committee is responsible for identifying, developing and accomplishing the Partnership’s objectives. In addition, the Management Committee is responsible for sharing information across divisions, identifying issues and risks with other members of the Committee. The Management Committee generally meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

Several other committees and departments support the Executive Committee’s risk management responsibilities by managing certain components of the risk management process. Those committees and departments and their primary responsibilities, as they relate to risk management, are described further in the Partnership’s Annual Report of Form 10-K for the year ended December 31, 2009. Any changes to the descriptions set forth in that document are listed below:

Audit Committee - oversees the Partnership’s efforts to comply with the financial reporting control requirements of the Sarbanes–Oxley Act of 2002, develops and maintains an understanding of the Partnership’s financial statements and financial reporting process, and provides input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings. The committee is also directly responsible for appointing, compensating, retaining and overseeing the work of any registered public accounting firm engaged by the Partnership. The current members of the Audit Committee are James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin Bastien, Brett A. Campbell, Norman Eaker, Tony Damico, Joe Porter and Ed Glotzbach, who is an independent member of the committee. The above information supplements the discussion in Item 10 “Directors, Executive Officers and Corporate Governance” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

The Partnership believes that of its significant accounting policies, the following critical policies may involve a higher degree of judgment and complexity.

Customers’ transactions are recorded on a settlement date basis with the related revenue and expenses recorded on a trade date basis. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value.

In addition, the following significant accounting policies require estimates that involve a higher degree of judgment and complexity.

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Part II, Item 1 – Legal Proceedings, and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mutual Funds and Annuities for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

The Partnership’s periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

For additional discussions of the Partnership’s accounting policies, refer to Note 1 to the Consolidated Financial Statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, securities inventories and receivables less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), amending ASC No. 855, Subsequent Events, to remove the requirement that an entity that is an SEC filer is required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon issuance of the ASU. Adoption of ASU 2010-09 did not have an impact on the Partnership’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to require new disclosures related to transfers into and out of Levels I, II and III of the fair value hierarchy and additional disclosures relating to Level III measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level III measurements which are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 did not have an impact on the Partnership’s Consolidated Financial Statements. The additional disclosure requirements effective for periods beginning after December 15, 2010 are also not expected to have an impact on the Partnership’s Consolidated Financial Statements.

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

Some of the factors that might cause differences include, but are not limited to, the following: (1) market conditions; (2) transaction volume volatility; (3) interest rate changes; (4) risk of inflation; (5) impact of cyclical nature of business on the Partnership’s growth rate; (6) capital limitations; (7) liquidity; (8) lack of capital permanency; (9) Canadian operations; (10) actions by regulatory agencies; (11) legislative and regulatory initiatives; (12) branch office system; (13) litigation; (14) upgrade of technological systems; (15) interruption of technological systems; (16) operations systems; (17) reliance on organizations; (18) credit risk; (19) underwriting, syndicate and trading position risks; and (20) competition. These forward-looking statements were based on information, plans and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I. FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership's Form 10-K for the fiscal year ended December 31, 2009.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and average overnight investments, which were $2.2 billion and $3.8 billion as of June 25, 2010, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $29.0 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $5.0 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and overnight investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates. Overnight investments have earned interest at an average rate of approximately 24 basis points (0.24%) for the six months ended June 25, 2010, and therefore the financial dollar impact of further declines in rates is minimal.

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

PART I. FINANCIAL INFORMATION

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 25, 2010.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 26, 2010:

Lehman Brothers. A single, consolidated class action complaint was filed against a number of defendants, including Edward Jones, alleging claims under Section 11 of the Securities Act of 1933 in connection with the alleged underwriting of two additional offerings of Lehman bonds sold pursuant to the same May 2006 shelf registration statement and subsequent offering materials. Defendants filed a motion to dismiss, which is currently pending in the Southern District of New York.

FINRA Disciplinary Action In Connection With the Tennessee Investigation. In connection with the Tennessee Investigation described in our most recent 10-K, we entered into an Acceptance, Waiver and Consent with FINRA without admitting or denying the findings, on July 2, 2010, Edward Jones was censured and fined $200,000.

FINRA Fixed-Income Trading Matter. Edward Jones has furnished a written submission to FINRA in response to these allegations.

FINRA Municipal Securities Matter. By letter dated June 1, 2010, FINRA advised Edward Jones it had made a preliminary determination to recommend a disciplinary action based on a review of five transactions during the period April 1, 2007 through June 30, 2007. FINRA alleges Edward Jones purchased municipal securities for its own account for a customer or sold municipal securities for its own account to a customer at an aggregate price (including mark-down and mark-up) that was not fair and reasonable, taking into consideration all relevant factors in violation of MSRB Rules G-17 and G-30(a). Edward Jones has furnished a written submission to FINRA in response to these allegations.

FINRA Short-Interest Reporting Matter. By letter dated June 1, 2010, FINRA advised Edward Jones it had made a preliminary determination to recommend disciplinary action based on a review of Edward Jones’ short-interest reporting for the period July 31, 2007 through February 27, 2009. FINRA alleges the conduct is in violation of NASD Rule 3360 or FINRA Rule 4560, and NASD Rules 2110 and 3010. Edward Jones has furnished a written submission to FINRA in response to these allegations.

Missouri Consent Order. In July 2009, the Missouri Securities Division (the “Division”) began an investigation regarding the sale of a variable annuity to a client of Edward Jones who is now deceased. Upon completing its investigation, the Division alleged Edward Jones failed to reasonably supervise its financial advisor by failing to reasonably review the death benefit options available for the variable annuity. Without admitting or denying the allegations, Edward Jones entered into a consent order with the Division and agreed to pay restitution of $10,500 to the client's beneficiaries, $25,000 to the State's Investor Education Fund, and $5,000 as the cost of the investigation.

Countrywide. Three matters (David H. Luther, et al. v. Countrywide Financial Corporation, et al; Washington State Plumbing & Pipefitting Pension Trust, et al. v. Countrywide Financial Corporation, et al.; and Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al.) were filed in 2007, 2008, and 2010 respectively in California. In these matters, plaintiffs allege against numerous issuers and underwriters, including Edward Jones, certain violations of the 1933 Act in connection with registration statements and prospectus supplements issued between January 2005 and June 2007 for certain mortgage-backed certificates. Luther and Washington State Plumbing were filed in California state court, and were consolidated in October 2008. In January 2010, the court in Luther granted the defendants’ demurrer and dismissed the matter. In March 2010, plaintiffs appealed the dismissal. In January 2010, plaintiffs filed the Maine State Retirement System case in the U.S. District Court for the Central District of California. Plaintiffs filed an Amended Consolidated Class Action Complaint on July 13, 2010. In both matters, the plaintiffs seek unspecified compensatory damages, attorneys' fees, costs, expenses and rescission.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership's Form 10-K for the fiscal year ended December 31, 2009 except for the following:

REGULATORY REFORM – Newly adopted federal legislation intended to reform the financial services industry could significantly impact the regulation and operation of the Partnership and its subsidiaries, its revenue and its profitability. In addition, such laws and regulations may significantly alter or restrict the Partnership's historic business practices, which could negatively affect its operating results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Act”) was passed by the U.S. Congress and signed by the President July 21, 2010. Among the numerous provisions in the Act are those pursuant to which the SEC has been directed to study existing practices in the industry, and has been granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers, and such other customers as the SEC provides by rule. The standard of conduct would require the broker-dealer/investment adviser to act in the best interest of the customer without regard to the financial or other interest of the broker-dealer or investment adviser providing the advice. In addition, the Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions. It is unclear at this time whether the SEC will engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisors. Similarly, it is unclear whether FINRA or other regulatory authorities will issue rules related to the Act and what impact such rulemaking activities will have on the Partnership or its operations. Since the passage of the Act the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Act and the impending rules, to determine what impact or potential impact it will have on the financial services industry, the Partnership and its operations.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	*	Seventeenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of March 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 2009.

3.2	**	First Amended Seventeenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of July 15, 2010, as amended.

3.3	*	Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P., dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 2009.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle James D. Weddle	Managing Partner (Principal Executive Officer)	August 6, 2010

/s/ Kevin Bastien Kevin Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2010