Form 10-Q
period 2010-09-24
JONES FINANCIAL COMPANIES LLLP
filed 2010-11-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Exact name of registrant as specified in its Charter)

MISSOURI	43-1450818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12555 Manchester Road

Des Peres, Missouri 63131

(Address of principal executive office)

(Zip Code)

(314) 515-2000

(Registrant’s telephone number, including area code)

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

As of October 31, 2010, 453,155 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	(Unaudited)
(Dollars in thousands)	September 24, 2010	December 31, 2009
Cash and cash equivalents	$55,837	$227,544
Cash and investments segregated under federal regulations	3,156,714	2,812,154
Securities purchased under agreements to resell	774,306	766,277
Receivable from:
Customers	2,274,968	2,151,243
Brokers, dealers and clearing organizations	202,856	197,823
Mutual funds, insurance companies and other	154,024	149,531
Securities owned, at fair value:
Inventory securities	144,331	76,346
Investment securities	88,013	91,041
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	615,503	620,229
Other assets	75,102	76,187

TOTAL ASSETS	$7,541,654	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES

	(Unaudited)
(Dollars in thousands)	September 24, 2010	December 31, 2009
Payable to:
Customers	$5,051,909	$4,715,729
Brokers, dealers and clearing organizations	92,218	44,331
Securities sold, not yet purchased, at fair value	7,551	10,656
Accrued compensation and employee benefits	448,007	380,547
Accounts payable and accrued expenses	134,541	175,600
Bank loans	—	58,000
Long-term debt	67,250	59,300

	5,801,476	5,444,163

Liabilities subordinated to claims of general creditors	203,700	257,400

Commitments and contingencies (See Notes)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,477,157	1,436,528
Reserve for anticipated withdrawals	59,321	30,284

Total partnership capital subject to mandatory redemption	1,536,478	1,466,812

TOTAL LIABILITIES	$7,541,654	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per unit information)	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Revenue:
Trade revenue
Commissions	$359,635	$338,496	$1,143,532	$981,565
Principal transactions	73,209	90,745	228,847	301,810
Investment banking	61,317	47,796	153,646	120,962
Fee revenue
Asset fees	355,860	249,988	999,176	677,206
Account and activity fees	126,249	124,585	374,410	364,613
Interest and dividends	32,014	28,504	91,918	81,144
Other revenue	7,431	9,036	21,842	26,747

Total revenue	1,015,715	889,150	3,013,371	2,554,047
Interest expense	13,597	14,146	42,719	43,358

Net revenue	1,002,118	875,004	2,970,652	2,510,689

Operating expenses:
Compensation and benefits	649,161	559,430	1,898,163	1,571,868
Occupancy and equipment	85,910	80,806	257,779	235,189
Communications and data processing	72,365	69,516	215,164	212,905
Payroll and other taxes	35,589	33,170	118,439	103,906
Postage and shipping	13,331	17,398	38,017	41,180
Advertising	8,467	11,236	41,622	35,934
Clearance fees	2,793	2,562	8,608	10,401
Other operating expenses	37,463	35,498	114,437	111,602

Total operating expenses	905,079	809,616	2,692,229	2,322,985

Income from continuing operations	97,039	65,388	278,423	187,704
Loss from discontinued operations	—	(14,741)	—	(35,651)

Income before allocations to partners	97,039	50,647	278,423	152,053
Allocations to partners:
Limited partners	10,793	5,990	31,151	18,136
Subordinated limited partners	10,578	5,048	29,436	15,288
General partners	75,668	39,609	217,836	118,629

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$23.74	$12.78	$68.10	$38.35

Weighted average $1,000 equivalent limited partnership units outstanding	454,636	468,701	457,430	472,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

NINE MONTHS ENDED SEPTEMBER 24, 2010 AND SEPTEMBER 25, 2009

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, December 31, 2008	$504,048	$182,313	$788,954	$1,475,315

Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2008	$482,366	$176,933	$753,396	$1,412,695
Issuance of partnership interests	—	25,312	—	25,312
Redemption of partnership interests	(14,476)	(5,904)	(8,467)	(28,847)
Income allocated to partners	18,136	15,288	118,629	152,053
Withdrawals and distributions	(2,124)	(13,493)	(67,420)	(83,037)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 25, 2009	$483,902	$198,136	$796,138	$1,478,176

Reserve for anticipated withdrawals	(16,012)	(1,795)	(18,471)	(36,278)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 25, 2009	$467,890	$196,341	$777,667	$1,441,898
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528
Issuance of partnership interests	—	35,409	—	35,409
Redemption of partnership interests	(9,021)	(9,657)	(36,225)	(54,903)
Income allocated to partners	31,151	29,436	217,836	278,423
Withdrawals and distributions	(1,891)	(25,874)	(131,214)	(158,979)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 24, 2010	$483,240	$225,255	$827,983	$1,536,478

Reserve for anticipated withdrawals	(29,260)	(3,562)	(26,499)	(59,321)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 24, 2010	$453,980	$221,693	$801,484	$1,477,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 24, 2010	September 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	278,423	152,053
Depreciation	74,100	68,533
Changes in assets and liabilities:
Cash and investments segregated under federal and other regulations	(344,560)	(307,519)
Securities purchased under agreements to resell	(8,029)	735,350
Net payable to customers	212,455	(465,437)
Net receivable from brokers, dealers and clearing organizations	42,854	268,049
Receivable from mutual funds, insurance companies and other	(4,493)	(1,566)
Securities owned, net	(68,062)	(132,849)
Other assets	1,085	5,299
Accrued compensation and employee benefits	67,460	(496)
Accounts payable and accrued expenses	(40,561)	17,554

Net cash provided by operating activities	210,672	338,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(69,872)	(167,349)

Net cash used in investing activities	(69,872)	(167,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	—	31,000
Repayment of bank loans	(58,000)	—
Issuance of long-term debt	13,243	—
Repayment of long-term debt	(5,293)	(596)
Repayment of liabilities subordinated to claims of general creditors	(53,700)	(3,700)
Issuance of partnership interests	35,409	25,312
Redemption of partnership interests	(54,903)	(28,847)
Withdrawals and distributions from partnership capital	(189,263)	(145,657)

Net cash used in financing activities	(312,507)	(122,488)

CHANGES IN CASH AND CASH EQUIVALENTS ASSOCIATED WITH SOLD SUBSIDIARY:	—	(34,188)

Net (decrease) increase in cash and cash equivalents	(171,707)	14,946
CASH AND CASH EQUIVALENTS:
Beginning of period	227,544	190,861

End of period	$55,837	$205,807

Cash paid for interest	$38,974	$39,113

Cash paid for taxes	$3,154	$2,770

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$4,314	$19,787

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three month and nine month periods ended August 31, 2010 and 2009 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers. Edward Jones conducts business in the U.S. and Canada with its customers, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month and nine month periods ended September 24, 2010 and September 25, 2009, see Note 11 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. customers through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

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

The results of operations for the three month and nine month periods ended September 24, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition. The Partnership records customer transactions on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis.

Commissions consist of charges to customers for the purchase or sale of listed and unlisted securities, insurance products and mutual fund shares.

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

The Partnership derived 20% and 22% of its total revenue for the three and nine months ended September 24, 2010, respectively, and 25% and 26% of its total revenue for both the three and nine months ended September 25, 2009, respectively, from one mutual fund vendor. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

NOTE 2 – DISCONTINUED OPERATIONS

As noted in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, Edward Jones completed the sale of all of the issued and outstanding shares of its U.K. subsidiary, EDJ Limited, to Towry Law Finance Company Limited (“Towry”) on November 12, 2009, pursuant to a Share Purchase Agreement dated October 22, 2009. In connection with the sale, Towry acquired all of the EDJ Limited client accounts as well as its financial advisors, branch office administrators and home office employees.

As part of the sale of EDJ Limited, Towry agreed to pay the Partnership £5,000 ($7,800 as of September 24, 2010) on the one year anniversary date of completion of the transaction, which will occur during the fourth quarter of 2010. The Partnership recorded a receivable for this amount at the time of the sale and expects to receive full payment.

The following table sets forth the components of the loss from discontinued operations relating to EDJ Limited:

	Three Months Ended		Nine Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Trade revenue	$—	$11,196	$—	$29,148
Fee revenue	—	2,898	—	6,130

Total revenue	—	14,094	—	35,278
Interest expense	—	1	—	32

Net revenue	—	14,093	—	35,246
Operating expenses	—	26,616	—	74,486
Foreign currency translation (loss) gain	—	(2,218)	—	3,589

Loss from discontinued operations	$—	$(14,741)	$—	$(35,651)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – FAIR VALUE MEASUREMENTS

Substantially all of the Partnership’s financial assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

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

The Partnership’s financial assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended September 24, 2010 and December 31, 2009. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of September 24, 2010
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$774,306	$—	$—	$774,306

Investments segregated under federal regulations:
Certificates of deposit	$—	$250,000	$—	$250,000
U.S. treasuries	704,602	—	—	704,602

	$704,602	$250,000	$—	$954,602

Securities owned:
Inventory securities:
Certificates of deposit	$—	$1,336	$—	$1,336
U.S. and Canadian government and U.S. agency obligations	1,155	—	—	1,155
State and municipal obligations	—	123,128	—	123,128
Corporate bonds and notes	—	12,504	—	12,504
Collateralized mortgage obligations	—	1,441	—	1,441
Equities	4,428	—	—	4,428
Unit investment trusts	339	—	—	339

Total inventory securities	$5,922	$138,409	$—	$144,331

Investment securities:
U.S. government and agency obligations held by U.S. broker-dealer	$12,191	$—	$—	$12,191
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealer	3,112	—	—	3,112
Municipal bonds	—	5,016	—	5,016
Mutual funds	67,694	—	—	67,694

Total investment securities	$82,997	$5,016	$—	$88,013

	Financial Liabilities at Fair Value as of September 24, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$311	$—	$311
U.S. and Canadian government and U.S. agency obligations	309	—	—	309
State and municipal obligations	—	388	—	388
Corporate bonds and notes	—	4,615	—	4,615
Collateralized mortgage obligations	—	69	—	69
Equities	1,377	—	—	1,377
Unit investment trusts	482	—	—	482

Total inventory securities	$2,168	$5,383	$—	$7,551

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$766,277	$—	$—	$766,277

Investments segregated under federal regulations:
Certificates of deposit	$—	$400,000	$—	$400,000

Securities owned:
Inventory securities:
Certificates of deposit	$—	$400	$—	$400
U.S. and Canadian government and U.S. agency obligations	1,820	—	—	1,820
State and municipal obligations	—	50,697	—	50,697
Corporate bonds and notes	—	8,243	—	8,243
Collateralized mortgage obligations	—	1,355	—	1,355
Equities	13,485	—	—	13,485
Unit investment trusts	346	—	—	346

Total inventory securities	$15,651	$60,695	$—	$76,346

Investment Securities:
U.S. government and agency obligations held by U.S. broker-dealer	$11,770	$—	$—	$11,770
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealer	2,824	—	—	2,824
Municipal bonds	—	6,651	—	6,651
Mutual funds	69,082	—	—	69,082
Equities	714	—	—	714

Total investment securities	$84,390	$6,651	$—	$91,041

	Financial Liabilities at Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$618	$—	$618
U.S. and Canadian government and U.S. agency obligations	2,096	—	—	2,096
State and municipal obligations	—	890	—	890
Corporate bonds and notes	—	4,643	—	4,643
Collateralized mortgage obligations	—	64	—	64
Equities	2,241	—	—	2,241
Unit investment trusts	104	—	—	104

Total inventory securities	$4,441	$6,215	$—	$10,656

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $8,000 and $7,000 at September 24, 2010 and December 31, 2009, respectively. The average notional amount of futures contracts outstanding throughout the three month and nine month periods ended September 24, 2010 and the year ended December 31, 2009, were approximately $7,800, $9,200 and $7,800, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments of a $58 gain and a $34 loss are included in the Consolidated Statement of Financial Condition as of September 24, 2010 and December 31, 2009, respectively. The related losses recorded with respect to these assets were $505 and $1,445 for the three month and nine month periods ended September 24, 2010, respectively. The related losses recorded with respect to these assets were $317 and $100 for the three month and nine month periods ended September 25, 2009, respectively.

Due to the short-term nature of the Partnership’s bank loans and the portion of liabilities subordinated to claims of general creditors maturing August 2011, the fair value of these items is estimated at carrying value. The Partnership estimates the fair value of long-term debt and the portion of liabilities subordinated to claims of general creditors maturing June 2014 based on the present value of future principal and interest payments associated with the debt, using current rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership. The following table shows the estimated fair values of bank loans, long-term debt and liabilities subordinated to claims of general creditors as of:

	September 24, 2010	December 31, 2009
Bank loans	$—	$58,000
Long-term debt	65,322	62,500
Liabilities subordinated to claims of general creditors	221,397	267,000

Total	$286,719	$387,500

See Notes 4, 5 and 6 for carrying values of bank loans, long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – BANK LOANS AND LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 24, 2010	December 31, 2009
Committed unsecured:
2008 Credit Facility(1)	$—	$120,000
2010 Credit Facility	320,000	—
Uncommitted secured	595,000	645,000
Uncommitted unsecured	50,000	50,000

Total	$965,000	$815,000

(1)	The 2008 Credit Facility was terminated on July 29, 2010. See discussion below for further information.

In 2008, the Partnership entered into a $120,000 revolving committed, unsecured line of credit (“2008 Credit Facility”) which had been used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona. As of December 31, 2009, the Partnership had drawn $88,000 and repaid $30,000, resulting in $58,000 outstanding on the 2008 Credit Facility to fund construction projects. On July 29, 2010, the Partnership re-paid the remaining balance outstanding on the revolving unsecured line of credit, which was prior to the final maturity date of August 22, 2010. This final payment terminated the 2008 Credit Facility.

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed, unsecured revolving line of credit (“2010 Credit Facility”), which has a final maturity date of April 20, 2011. The 2010 Credit Facility has a tiered interest rate based on the Partnership’s leverage ratio (ratio of total net debt to total capitalization) or credit rating. Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 2.38% to 3.00%. Same day borrowings will have a rate consisting of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%. In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and a minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,100,000 plus 50% of subsequent increases in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter. The Partnership anticipates that it will be able to borrow the full $320,000, if needed, and remain compliant with all covenants. As of November 5, 2010, the Partnership has not borrowed against the 2010 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the second quarter of 2010, the Partnership’s uncommitted lines of credit were reduced by $50,000 by banks participating in the Partnership’s agreement for the 2010 Credit Facility. These decreases reduced the aggregated uncommitted bank lines of credit to $645,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of September 24, 2010 and December 31, 2009. However, the Partnership had two overnight draws against these lines of credit during the nine months ended September 24, 2010 averaging $77,000 with the highest overnight draw being $114,000 during the third quarter. There were no overnight draws for the nine months ended September 25, 2009. However, the Partnership did have two overnight draws against an uncommitted secured line of credit during the three months ended December 31, 2009. The draws during 2009 averaged $27,500 with the highest overnight draw being $35,000.

NOTE 5 – LONG-TERM DEBT

Long-term debt as of September 24, 2010 and December 31, 2009 is composed of the following:

	September 24, 2010	December 31, 2009
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$7,649	$8,290
Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $317, with a final installment on January 1, 2014	24,006	14,610
Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	35,595	36,400

	$67,250	$59,300

In October 2009, the Partnership entered into a financing agreement with three banks to fund up to $30,000 for purchases of office equipment. The Partnership has borrowed $28,437 under this agreement and repaid $4,431, resulting in $24,006 outstanding on the agreement as of September 24, 2010. Additional amounts are expected to be borrowed in future periods to fund additional purchases of office equipment. The term of each borrowing will be for a maximum of 48 months from the date of borrowing. As of September 24, 2010, Edward Jones was required, under this agreement, to maintain minimum partnership capital of $625,000 and was in compliance with this covenant as of that date.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of September 24, 2010 and December 31, 2009 consists of:

	September 24, 2010	December 31, 2009
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$200,000	$250,000
Capital notes 7.79%, due in annual installments of $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	3,700	7,400

	$203,700	$257,400

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statement of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the three month and nine month periods ended September 24, 2010 and September 25, 2009. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes. In addition, ASC 480 does not have any effect on, nor is it applicable to, the Partnership’s subsidiaries’ financial statements.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The partnership capital subject to mandatory redemption of $1,536,478 consists of $483,240 of limited partnership capital issued in $1,000 units, $225,255 of subordinated limited partnership capital and $827,983 of general partnership capital as of September 24, 2010. As of December 31, 2009, the partnership capital subject to mandatory redemption of $1,466,812 consisted of $475,737 of limited partnership capital issued in $1,000 units, $198,913 of subordinated limited partnership capital and $792,162 of general partnership capital.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in Partnership profits and are also entitled to a minimum 7.5% annual return on the face amount of their capital. The 7.5% annual return totaled $8,527 and $25,744, for the three month and nine month periods ended September 24, 2010, respectively, and $8,794 and $26,640 for the three month and nine month periods ended September 25, 2009, respectively. These amounts are included as a component of interest expense. The 7.5% annual return is paid to limited partners regardless of the Partnership’s earnings.

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

In preparation for the Partnership’s anticipated 2010 Limited Partnership Offering, it filed a Registration Statement with the SEC on July 2, 2010, and an amendment thereto on September 3, 2010. The Registration Statement was also filed with various state securities commissions. The SEC declared the Registration Statement effective as of September 27, 2010, and the Registration Statement was allowed to go effective by applicable state securities commissions around the same time. As indicated in the Registration Statement, limited partnership interests are being offered in the U.S. to certain current and former employees of the Partnership’s subsidiaries and certain general partners of the Partnership. The limited partnership interests are also being offered in Canada to such persons pursuant to an exemption from the prospectus requirements under applicable Canadian securities laws and, in certain instances, pursuant to an order from certain Canadian securities commissions granting exemptive relief from such prospectus requirements. The Partnership is currently offering approximately $250,000 of limited partner interest to current and former financial advisors, branch office employees and headquarter employees. The total amount registered in the 2010 Limited Partnership Offering is up to $275,000 with the anticipated close of the offering on January 3, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

At September 24, 2010, Edward Jones’ net capital of $653,569 was 30.5% of aggregate debit items and its net capital in excess of the minimum required was $610,651. Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was also 30.5%. Net capital and the related capital percentages may fluctuate on a daily basis.

At September 24, 2010, the Partnership’s Canadian broker-dealer subsidiary’s regulatory risk adjusted capital of $52,846 was $43,330 in excess of the capital that the Investment Industry Regulatory Organization of Canada (“IIROC”) requires to be held. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

NOTE 9 – CONTINGENCIES

In the normal course of business, the Partnership has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is also involved from time to time in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. In addition, the Partnership provides for potential losses that may arise related to other contingencies.

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies (“ASC 450”), an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency and are believed to be sufficient at this time. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $5.0 million to $31.0 million. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. Information is provided in the Legal Proceedings sections of the Partnership’s Form 10-K for the year ended December 31, 2009 and this Form 10-Q regarding the nature of certain of these contingencies.

While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 10 – COMMITMENTS

The Partnership has been in the process of expanding its home office facilities in order to support its current and future growth plans. Construction activities that were completed in 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus. The Partnership has substantially satisfied all commitments relating to these construction activities as of September 24, 2010.

In addition, the Partnership committed in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location. The Partnership estimates the cost to construct the garage to be approximately $24,000 and, as of September 24, 2010, has executed agreements of $23,622 for the construction. As of September 24, 2010, the Partnership has paid $11,074 related to commitments for this construction project resulting in $12,548 of remaining commitments. The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

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

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions and as a distributor of mutual fund shares, and through revenues related to assets held by and account services provided to its customers.

The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. Financial information about the Partnership’s reportable segments is presented in the following table. For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch associates and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each segment independent of that segment’s individual income. While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance of the individual segment can impact the amount of bonus expense for each segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating segment performance and are provided below.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Canada segment information as reported in the following table is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

Financial information for the Company’s reportable segments is presented in the following table for the periods ended:

	Three Months Ended		Nine Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Net revenue:
United States of America	$961,109	$842,664	$2,844,749	$2,424,732
Canada	41,009	32,340	125,903	85,957

Total net revenue	1,002,118	875,004	2,970,652	2,510,689
Pre-variable income (loss):
United States of America	168,429	104,706	470,071	274,573
Canada	(532)	(7,958)	(6,503)	(27,968)

Total pre-variable income	167,897	96,748	463,568	246,605
Variable compensation:
United States of America	68,917	30,117	178,976	57,495
Canada	1,941	1,243	6,169	1,406

Total variable compensation	70,858	31,360	185,145	58,901
Income (loss) from continuing operations:
United States of America	99,512	74,589	291,095	217,078
Canada	(2,473)	(9,201)	(12,672)	(29,374)

Total Income from continuing operations	$97,039	$65,388	$278,423	$187,704

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 12 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 855): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. ASU 2010-20 is effective for interim and annual periods ending after December 15, 2010. The Partnership will adopt ASU 2010-20 as of the effective date. Adoption is not expected to have a significant impact on the Partnership’s Consolidated Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), amending ASC No. 855, Subsequent Events, to remove the requirement that an entity that is an SEC filer is required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon issuance of the ASU. Adoption of ASU 2010-09 did not have an impact on the Partnership’s Consolidated Financial Statements.

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

In November 2009, the Partnership completed the sale of its U.K. operations. As a result, the U.K. operations are presented as a discontinued operation for the three month and nine month periods ended September 25, 2009 and have been reclassified to conform to this presentation. For further details regarding the sale, see Note 2 to the Consolidated Financial Statements in Item 1, Financial Statements of this Quarterly Report on Form 10-Q. Accordingly, all information contained in this Quarterly Report on Form 10-Q is presented on a continuing operations basis unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the increases (decreases) in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month and nine month periods ended September 24, 2010 and September 25, 2009. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended				Nine Months Ended
	September 24, 2010	September 25, 2009	Change		September 24, 2010	September 25, 2009	Change
			$	%			$	%
Revenue:
Trade revenue:
Commissions	$359.6	$338.5	$21.1	6%	$1,143.5	$981.6	$161.9	16%
Principal transactions	73.2	90.7	(17.5)	-19%	228.8	301.8	(73.0)	-24%
Investment banking	61.3	47.8	13.5	28%	153.7	121.0	32.7	27%

Total trade revenue	494.1	477.0	17.1	4%	1,526.0	1,404.4	121.6	9%

% of net revenue	49%	55%			51%	56%
Net fee revenue:
Asset fees	355.9	250.0	105.9	42%	999.2	677.2	322.0	48%
Account and activity fees	126.2	124.6	1.6	1%	374.4	364.6	9.8	3%
Net interest and dividends	18.4	14.4	4.0	28%	49.2	37.7	11.5	31%
Other revenue	7.5	9.0	(1.5)	-17%	21.9	26.8	(4.9)	-18%

Total net fee revenue	508.0	398.0	110.0	28%	1,444.7	1,106.3	338.4	31%

% of net revenue	51%	45%			49%	44%
Net revenue	1,002.1	875.0	127.1	15%	2,970.7	2,510.7	460.0	18%
Operating expenses	905.1	809.6	95.5	12%	2,692.3	2,323.0	369.3	16%

Income from continuing operations	$97.0	$65.4	$31.6	48%	$278.4	$187.7	$90.7	48%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$20.3	$20.7	$(0.4)	-2%	$63.7	$64.2	$(0.5)	-1%
Advisory programs ($ billions)	$4.5	$7.0	$(2.5)	-36%	$16.3	$11.0	$5.3	48%
Customer households at period end (millions)	4.62	4.60	0.02	0%	4.62	4.60	0.02	0%
Customer assets under care:
At period end ($ billions)	$549.0	$493.7	$55.3	11%	$549.0	$493.7	$55.3	11%
Average ($ billions)	$535.1	$481.4	$53.7	11%	$526.4	$438.6	$87.8	20%
Financial advisors:
At period end	12,725	12,343	382	3%	12,725	12,343	382	3%
Average	12,702	12,271	431	4%	12,706	12,057	649	5%
Attrition %	16.2%	13.4%	2.8	21%	15.7%	14.7%	1.0	7%
Dow Jones Industrial Average:
At period end	10,860	9,665	1,195	12%	10,860	9,665	1,195	12%
Average for period	10,340	9,173	1,167	13%	10,467	8,427	2,040	24%
S&P 500 Index:
At period end	1,149	1,044	105	10%	1,149	1,044	105	10%
Average for period	1,091	990	101	10%	1,117	898	219	24%

(1)

Customer dollars invested, related to trade revenue, includes the principal amount of customers’ buy and sell transactions generating a commission. Customer dollars invested related to advisory programs revenue represents the net inflows of customer dollars into this program.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Basis of Presentation

The Partnership broadly categorizes its revenues as trade revenue (revenue from customer buy or sell transactions of securities) and net fee revenue (sources other than trade revenue). In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Net fee revenue is composed of asset fees, account and activity fees, interest and dividends (net of interest expense), and other revenue. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which customers invest, margins earned on the transactions and market volatility. Asset fees are generally a percentage of the total value of specific assets in customer accounts. These fees are impacted by customer dollars invested in and divested from the accounts which generate asset fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers and the variability of interest rates earned and paid on such balances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2010 AND SEPTEMBER 25, 2009

Third quarter results of operations were stronger in 2010 than in 2009. Net revenue increased 15%, quarter over quarter, driven by a 28% increase in net fee revenue. Net fee revenue improved due to continued growth of advisory programs and increases in equity market values. Average advisory program assets increased $26.1 billion, primarily due to continued growth of customer dollars being invested into advisory programs. In addition, the S&P 500 Index during the current quarter was 10% higher than in 2009, generating increased service fee revenue on mutual funds held outside of advisory programs. Improved market conditions also contributed to a 4% increase in trade revenue. These factors contributed to a shift in composition of net revenue. For the three months ended September 24, 2010, net fee revenue and trade revenue comprised 51% and 49% of net revenue, respectively. Conversely, net fee revenue and trade revenue comprised 45% and 55% of net revenue, respectively, for the same period in 2009. For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below.

For the three months ended September 24, 2010, net revenue increased 15% ($127.1 million) to $1.0 billion, which was attributable to increased trade revenue, asset fee revenue, account and activity fees revenue and net interest income, partially offset by a decrease in other revenue. Trade revenue and net fee revenue increased by 4% and 28%, respectively, compared to the third quarter of 2009. For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below. Operating expenses for the third quarter of 2010 increased 12% ($95.5 million) quarter-over-quarter primarily as a result of increased financial advisor commissions and variable compensation due to the Partnership’s increased revenues and profitability. Income from continuing operations increased 48% ($31.6 million) to $97.0 million. The Partnership’s third quarter profit margin based on income from continuing operations increased to 9.6% in 2010 from 7.4% in 2009.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership has remained focused on growing the number of financial advisors and its branch office network. Although the Partnership is not currently meeting its growth objectives, it continues to grow as evidenced by the addition of 382 financial advisors during the twelve months ended September 24, 2010. The Partnership ended the period with 12,725 financial advisors, an increase of 3% from 12,343 as of September 25, 2009. Continually not meeting Partnership growth objectives may result in slower growth in the number of financial advisors and potentially a reduced rate of revenue growth in future periods.

The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership’s Consolidated Statements of Income for the three months ended September 24, 2010 as compared to the three months ended September 25, 2009.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, of $494.1 million increased 4% ($17.1 million) during the third quarter of 2010 compared to the third quarter of 2009. This increase in trade revenue was due to an increase in the margin earned on overall customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission), partially offset by a decrease in customer dollars invested in the three months ended September 24, 2010. Total customer dollars invested were $20.3 billion during the three months ended September 24, 2010, a 2% ($0.4 billion) decrease from $20.7 billion in the same period of 2009. The Partnership’s margin earned on each $1,000 invested increased to $24.30 in the third quarter of 2010 from $23.00 in the third quarter of 2009. This increase was primarily due to customer investments shifting to equities and insurance products in 2010 from certificates of deposit in 2009. A discussion specific to each component of trade revenue follows.

Commissions

	Three Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$193.6	$193.9	$(0.3)	0%
Equities	84.7	82.3	2.4	3%
Insurance	81.3	62.3	19.0	30%

Total commissions revenue	$359.6	$338.5	$21.1	6%

Related metrics:
Customer dollars invested ($ billions)	$13.8	$13.2	$0.6	5%
Margin per $1,000 invested	$26.20	$25.70	$0.5	2%
U.S. business days	63	63	—	0%

Commissions revenue increased 6% ($21.1 million) in the third quarter of 2010 to $359.6 million. This increase was due to a 5% ($0.6 billion) increase in customer dollars invested in commission generating transactions to $13.8 billion and an increase in the margin earned on these customer dollars invested in the third quarter of 2010. The margin earned on each $1,000 invested in commission generating transactions increased to $26.20 in the third quarter of 2010 from $25.70 in the same period of 2009. Insurance commissions increased 30% ($19.0 million) and equities commissions increased 3% ($2.4 million) due to the increase in customer dollars invested as mentioned above. In addition, the increase in insurance commissions was also caused by a shift in product mix from lower margin fixed annuity products to higher margin variable annuity and life and long-term care products.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Three Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$54.9	$61.4	$(6.5)	-11%
Corporate bonds	9.9	12.5	(2.6)	-21%
Certificates of deposit	4.2	8.0	(3.8)	-48%
Government bonds	1.5	5.0	(3.5)	-70%
Collateralized mortgage obligations	1.5	2.3	(0.8)	-35%
Unit investment trusts	1.2	1.5	(0.3)	-20%

Total principal transactions revenue	$73.2	$90.7	$(17.5)	-19%

Related metrics:
Customer dollars invested ($ billions)	$4.7	$6.1	$(1.4)	-23%
Margin per $1,000 invested	$15.50	$14.70	$0.80	5%
U.S. business days	63	63	—	0%

Principal transactions revenue decreased 19% ($17.5 million) to $73.2 million compared to the third quarter of 2009, primarily attributable to a decrease in customer dollars invested in the third quarter of 2010, partially offset by an increase in the margin earned on the customer dollars invested. Customers invested $4.7 billion in products that resulted in principal transactions revenue in the third quarter of 2010 compared to $6.1 billion in the same period of 2009. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.50 during the third quarter of 2010 from $14.70 during the third quarter of 2009 primarily as a result of a shift in product mix from shorter-term, lower margin certificates of deposit to higher margin municipal bonds.

Quarter-over-quarter, revenue from municipal bonds decreased 11% ($6.5 million), corporate bonds revenue decreased 21% ($2.6 million), certificates of deposit revenue decreased 48% ($3.8 million), government bonds revenue decreased 70% ($3.5 million), collateralized mortgage obligations decreased 35% ($0.8 million) and unit investment trusts decreased 20% ($0.3 million). The decrease in municipal bonds revenue was due to the less attractive yields on municipal bonds relative to treasury securities in addition to a lower supply of traditional tax free bonds in 2010 versus 2009. Corporate bonds revenue decreased as a result of reduced activity due to lower interest rates and improved market environment. Certificates of deposit revenue declined from 2009 levels, primarily due to the shift in product mix away from certificates of deposit in 2010. In 2009, customers were investing more in products such as certificates of deposit when the markets were more volatile, and have begun to move away from these products in 2010 as the markets improved.

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

Investment Banking

Investment banking revenue increased 28% ($13.5 million) to $61.3 million in the third quarter of 2010 compared to the third quarter of 2009, due primarily to an increase in unit investment trusts revenue of 63% ($15.4 million) resulting from increased demand for traditional tax free trusts and the introduction of a new trust for taxable municipal bonds. This increase was partially offset by a lower volume of taxable debt underwritings.

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

Net Fee Revenue

Net fee revenue, which consists of asset fees, account and activity fees, other revenue and interest and dividends revenue net of interest expense, increased 28% ($110.0 million) to $508.0 million compared to the third quarter of 2009. A discussion specific to each component of net fee revenue follows.

Asset Fees

	Three Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Asset fees revenue ($ millions):
Service fees	$172.2	$152.5	$19.7	13%
Advisory program fees	142.8	52.9	89.9	170%
Revenue sharing	30.1	29.1	1.0	3%
Money market fees	5.9	11.8	(5.9)	-50%
Trust fees	4.9	3.7	1.2	32%

Total asset fees revenue	$355.9	$250.0	$105.9	42%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of advisory programs	$274.2	$228.5	$45.7	20%
Insurance	43.7	38.4	5.3	14%
Advisory programs	42.4	16.3	26.1	160%
Money market	18.5	20.8	(2.3)	-11%

Total customer asset values	$378.8	$304.0	$74.8	25%

(1)	U.S. asset fee revenue represents 97% of consolidated asset fee revenue for the quarters ended September 24, 2010 and September 25, 2009.

Asset fees revenue increased 42% ($105.9 million) to $355.9 million due primarily to continued growth of customer dollars being invested into advisory programs and in the average market values of customer assets on which the Partnership receives asset based fees. Service fee revenue increased 13%, which is consistent with the movement in the S&P 500 Index, which has averaged 10% higher during the third quarter of 2010 compared to the third quarter of 2009.

Advisory program fees revenue, which includes Advisory Solutions and Managed Account program fees revenue, was $142.8 million in the third quarter of 2010 as compared to $52.9 million in the third quarter of 2009, an increase of $89.9 million. The average value of customer assets in the advisory programs were $42.4 billion for the three months ended September 24, 2010 compared to $16.3 billion for the three months ended September 25, 2009, and has grown due to continued growth of customer dollars being invested into advisory programs and an increase in the market appreciation of existing asset values. Customer assets held in the advisory programs include other assets previously held with the Partnership. Net inflows of customer dollars into the advisory programs decreased 36% ($2.5 billion) quarter over quarter due to a program change (which decreased the minimum amount required to open an account from $100,000 to $50,000) that resulted in an increase in the average daily inflows in the third quarter of 2009.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 50% ($5.9 million) due primarily to the increase in voluntary reduction of certain fees earned in 2010. As a 49.5% limited partner of Passport Research Ltd., the investment advisor to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor. Due to the current low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in decreases of $21.6 million and $18.0 million to the revenue earned by the Partnership for the three months ended September 24, 2010 and September 25, 2009, respectively. Money market fees were also lower as a result of an 11% decrease in average money market asset balances in the third quarter of 2010, as compared to the same period in 2009. Based upon the current interest rate environment, the reduction in fees charged to the funds is estimated to reduce the Partnership’s revenue by a total of approximately $90.0 million for the year ended December 31, 2010 and is expected to continue in future periods.

Account and Activity Fees

	Three Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$74.0	$70.9	$3.1	4%
Retirement account fees	34.3	32.9	1.4	4%
Other account and activity fees	17.9	20.8	(2.9)	-14%

Total account and activity fees revenue	$126.2	$124.6	$1.6	1%

Related metrics:
Average customer accounts (millions):
Sub-transfer agent services(1)	15.9	15.2	0.7	5%
Retirement accounts	3.4	3.2	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fees revenue of $126.2 million increased 1% ($1.6 million) quarter-over-quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 4% ($3.1 million) to $74.0 million due to an increase in sub-transfer agent services accounts. In addition, retirement account fees increased 4% ($1.4 million) to $34.3 million compared to the third quarter of 2009 due to increases in the number of retirement accounts and termination fees. The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees. Other account and activity fees revenue is down $2.9 million to $17.9 million in the third quarter of 2010 as a result of decreased proxy fees offset by increases in other fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended
($ millions)	September 24, 2010	September 25, 2009	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$28.5	$25.5	$3.0	12%
Overnight investing interest	2.5	1.9	0.6	32%
Other interest and dividends	1.0	1.1	(0.1)	-9%
Interest expense	(13.6)	(14.1)	(0.5)	-4%

Total net interest and dividends revenue	$18.4	$14.4	$4.0	28%

Related metrics:
Average funds invested	$4,038.3	$3,181.0	$857.3	27%
Average rate earned	0.24%	0.26%	-0.02%	-8%
Average aggregate customer loan balance	$2,184.2	$1,933.5	$250.7	13%
Average rate earned	5.24%	5.29%	-0.05%	-1%

Net interest and dividends income increased 28% ($4.0 million) to $18.4 million quarter-over-quarter due primarily to an increase in the average amounts invested, partially offset by a decrease in interest rates on overnight investing. Interest income from customer loans increased 12% ($3.0 million) to $28.5 million. The average aggregate customer loan balance increased 13% ($250.7 million) to $2.2 billion, and the average rate earned on those customer loan balances decreased to 5.24% during the third quarter of 2010 from 5.29% for the same period of 2009. Collateral held in customer accounts with loan balances increased 6% ($553.9 million) to $9.6 billion as of September 24, 2010 as compared to September 25, 2009. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (which allow loans to customers to reach no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (which generally allow loans to customers to reach no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the third quarters of 2010 and 2009.

Additionally, interest income from short-term, primarily overnight, investments of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 32% ($0.6 million). The related average funds invested during the third quarter of 2010 were $4.0 billion, compared to $3.2 billion in the third quarter of 2009, including $3.0 billion and $2.2 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of September 24, 2010 and September 25, 2009, respectively. The average rate earned on this type of investment decreased to 0.24% during the third quarter of 2010 from 0.28% during the third quarter of 2009. In addition, interest expense decreased 4% ($0.5 million) to $13.6 million during the third quarter of 2010 due primarily to decreases in limited partner interest as a result of limited partner liquidations and interest paid on liabilities subordinated to claims of general creditors due to a lower debt balance resulting from payments made. These decreases were partially offset by increases in interest paid to customers on credit balances in their accounts, bank interest and interest paid on long-term debt. See the Liquidity and Capital Resources discussion below for additional information.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue decreased $1.5 million quarter-over-quarter. The decrease between years is primarily attributable to the change in value of the investments held related to the Partnership’s non-qualified deferred compensation plan for the third quarter of 2010 as compared to the third quarter of 2009. These investments increased in market value by $5.1 million during the quarter ended September 24, 2010, versus an increase of $7.3 million in the quarter ended September 25, 2009, resulting in a $2.2 million decrease in revenue quarter-over-quarter. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$649.2	$559.4	$89.8	16%
Occupancy and equipment	85.9	80.8	5.1	6%
Communications and data processing	72.4	69.5	2.9	4%
Payroll and other taxes	35.6	33.2	2.4	7%
Postage and shipping	13.3	17.4	(4.1)	-24%
Advertising	8.5	11.2	(2.7)	-24%
Clearance fees	2.8	2.6	0.2	8%
Other operating expenses	37.4	35.5	1.9	5%

Total operating expenses	$905.1	$809.6	$95.5	12%

Related metrics:
Number of branches at period end	11,368	10,984	384	3%
Full-time equivalent employees:
Financial advisors:
At period end	12,725	12,343	382	3%
Average	12,702	12,271	431	4%
Branch employees:
At period end	12,781	12,128	653	5%
Average	12,846	12,215	631	5%
Headquarters employees:
At period end	4,862	4,793	69	1%
Average	4,884	4,800	84	2%
Headquarters employees per 100 financial advisors (average)	38.5	39.1	(0.6)	-1%
Branch employees per 100 financial advisors (average)	101.1	99.5	1.6	2%
Operating expenses per average number of financial advisors(1)	$38,631	$39,252	$(621)	-2%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Total operating expenses increased 12% ($95.5 million) to $905.1 million compared to the third quarter of 2009 primarily due to increases in compensation and benefits and related payroll taxes and occupancy and equipment expenses.

Total compensation and benefits costs increased 16% ($89.8 million) to $649.2 million, primarily due to increases in financial advisor compensation and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 16% ($46.9 million). This increase is primarily due to increases in trade and asset fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 21% ($8.5 million) due to compensation program changes and fewer financial advisors participating in the programs.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the third quarter of 2010, variable compensation increased 126% ($39.5 million), to $70.9 million, as compared to $31.4 million in the third quarter of 2009. This increase is primarily due to the Partnership’s increased profitability.

Headquarters salary and benefit expense increased 3% ($2.3 million) to $86.4 million quarter-over-quarter consistent with the increase in average full-time equivalents. Branch salary and benefit expense increased 8% ($9.1 million) to $117.5 million. Branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network. The Partnership implemented a salary freeze for home office and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during the last three quarters of 2009 through the first quarter of 2010. Effective April 1, 2010, the Partnership lifted its salary freeze, which has resulted in approximately $2.5 million of additional expense during the three months ended September 24, 2010, as compared to the same period in 2009, related to branch and headquarters employees. In addition, any increase in staffing levels will further increase compensation costs. On a full-time equivalent basis, the Partnership had 4,862 headquarters employees and 12,781 branch employees as of September 24, 2010, compared to 4,793 headquarters employees and 12,128 branch employees as of September 25, 2009. The increase in branch employees is to directly support the increased number of financial advisors. The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch employees to financial advisors as key metrics in managing its costs. In the third quarter of 2010, there were an average of 38.5 headquarters employees and 101.1 branch employees for each 100 financial advisors, compared to an average of 39.1 headquarters employees and 99.5 branch employees for each 100 financial advisors in the third quarter of 2009. The decline in the headquarters ratio quarter-over-quarter is a result of the Partnership’s cost management strategy to continue to grow its financial advisor network while growing its headquarters support staff at a slower pace.

Occupancy and equipment expense increased 6% ($5.1 million) to $85.9 million compared to 2009 due to increases of $4.3 million and $0.8 million in costs related to the continued expansion of the Partnership’s branch office network and home office facilities, respectively.

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch associates and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation. While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance at the individual financial advisor level, as well as the number of branch employees, impacts the amount of bonus expense allocated to each reportable segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating each reportable segment’s financial performance and are provided below.

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

	Three Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Net revenue:
United States of America	$961.1	$842.7	$118.4	14%
Canada	41.0	32.3	8.7	27%

Total net revenue	1,002.1	875.0	127.1	15%
Operating Expenses (excluding variable compensation):
United States of America	792.7	738.0	54.7	7%
Canada	41.5	40.3	1.2	3%

Total operating expenses	834.2	778.3	55.9	7%
Pre-variable income (loss):
United States of America	168.4	104.7	63.7	61%
Canada	(0.5)	(8.0)	7.5	-94%

Total pre-variable income	167.9	96.7	71.2	74%
Variable compensation:
United States of America	68.9	30.1	38.8	129%
Canada	2.0	1.2	0.8	67%

Total variable compensation	70.9	31.3	39.6	127%
Income (loss) from continuing operations:
United States of America	99.5	74.6	24.9	33%
Canada	(2.5)	(9.2)	6.7	-73%

Income from continuing operations	$97.0	$65.4	$31.6	48%

Customer assets under care ($ billions):
United States of America
At period end	$534.8	$481.3	$53.5	11%
Average	$521.3	$469.6	$51.7	11%
Canada
At period end	$14.3	$12.4	$1.9	15%
Average	$13.8	$11.8	$2.0	17%
Financial advisors:
United States of America
At period end	12,052	11,669	383	3%
Average	12,024	11,592	432	4%
Canada
At period end	673	674	(1)	0%
Average	678	679	(1)	0%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 14% ($118.4 million) in the third quarter of 2010, from the third quarter of 2009 primarily due to increases in trade revenue ($13.4 million), service fees ($17.6 million), advisory program fees ($90.9 million), and net interest income ($3.9 million), partially offset by a decrease in money market fees ($6.0 million) and a $2.2 million decrease in unrealized gains on the value of the investments held related to the non-qualified deferred compensation plan.

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $24.20 in the third quarter of 2010 from $22.90 in the same period of 2009 due to a product mix shift from lower margin certificate of deposits and tax-free fixed income products to higher margin equity and insurance products. Additionally, customer dollars invested decreased 3% ($0.5 billion) to $19.4 billion, from $19.9 billion in the same period of 2009. Service fee revenue increased as higher equity market values in the three months ended September 24, 2010 lifted the average asset values on which service fees are earned. Advisory programs revenue increased due to an increase in the market appreciation of existing asset values as well as continued growth of customer dollars being invested into advisory programs. Net interest income increased primarily due to increases in client margin loan interest due to an increase in average margin loans outstanding and increases in the average rates earned on an increased amount of overnight investing. The decrease in money market revenue is due to the reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $21.6 million in the third quarter of 2010 as compared to a reduction of $18.0 million in the third quarter of 2009. Other revenue declined by $3.5 million primarily due to a $2.2 million decrease in unrealized gains on non-qualified deferred compensation plan assets.

Operating expenses (excluding variable compensation) increased 7% ($54.7 million) primarily due to increases in financial advisor compensation and occupancy and equipment costs. The increase in financial advisor compensation of $47.6 million was due to increases in trade and asset fee revenue on which financial advisor commissions are paid. The increase in occupancy and equipment costs of $4.5 million was due to increased costs related to the continued expansion of the Partnership’s branch office network and home office facilities.

Canada

Net revenue increased 27% ($8.7 million) in the third quarter of 2010, from the third quarter of 2009 primarily due to increases in trade revenue ($3.7 million), in asset based fee revenue ($2.1 million), account and activity fees ($0.8 million) and in other revenue ($1.9 million). Trade revenue increased primarily due to higher customer dollars invested, which increased 16% ($129.3 million), from $829.1 million in the third quarter of 2009, to $958.4 million in the third quarter of 2010, and higher margins earned on each $1,000 invested by customers, which increased 2% to $25.70 in the third quarter of 2010 from $25.30 in the same period of 2009 due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin mutual fund products. Asset based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions quarter over quarter. Account and activity fees and other revenue increased due to an increase in retirement account fees of $0.3 million as well as an increase in foreign currency gains of $1.4 million due to the revaluation of U.S. dollar denominated balance sheet accounts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 3% ($1.2 million) in the third quarter of 2010 from the third quarter of 2009 primarily due to a $2.8 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. This increase was partially offset by a $1.3 million decrease in financial advisor salary and subsidy caused by changes made to one of the compensation programs.

As a result, the pre-variable income for the Canadian business segment improved from a loss of $8.0 million in the third quarter of 2009 to a loss of $0.5 million in the third quarter of 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2010 AND SEPTEMBER 25, 2009

During the first nine months of 2010, the Partnership’s results of operations were stronger as compared to the first nine months of 2009. Market conditions during the first nine months of 2009 were still turbulent, including a continuing decline in asset values, interest rates and customer activity. The rebound in asset values that began in mid-2009 continued into 2010, which improved the year-over-year results. In addition, customer activity in advisory programs continued its strong growth generating a significant increase in revenue year over year. These improvements in market conditions are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. These factors contributed to a shift in composition of net revenue. For the nine months ended September 24, 2010, net fee revenue and trade revenue comprised 49% and 51% of net revenue, respectively. In comparison, net fee revenue and trade revenue comprised 44% and 56% of net revenue, respectively, for the same period in 2009.

For the nine months ended September 24, 2010, net revenue increased 18% ($460.0 million) to $3.0 billion, which was attributable to increased trade revenue, asset fee revenue, account and activity fees revenue and net interest income, partially offset by a decrease in other revenue. Trade revenue and net fee revenue increased by 9% and 31%, respectively, compared to the first nine months of 2009. For further details on these fluctuations, see the discussion in the Trade Revenue and Net Fee Revenue sections below. Operating expenses for the first nine months of 2010 increased 16% year-over-year primarily as a result of increased financial advisor commissions and variable compensation due to the Partnership’s increased revenues and profitability. Income from continuing operations increased 48% ($90.7 million) to $278.4 million. The Partnership’s year-to-date profit margin based on income from continuing operations increased to 9.2% in 2010 from 7.3% in 2009.

In addition, the Partnership has remained focused on growing the number of financial advisors and its branch office network. Although the Partnership is not currently meeting its growth objectives, it continues to grow as evidenced by the addition of 382 financial advisors during the twelve months ended September 24, 2010. The Partnership ended the period with 12,725 financial advisors, an increase of 3% from 12,343 as of September 25, 2009. Continually not meeting Partnership growth objectives may result in slower growth in the number of financial advisors and potentially a reduced rate of revenue growth in future periods.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership’s Consolidated Statements of Income for the nine months ended September 24, 2010 as compared to September 25, 2009.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 9% ($121.6 million) to $1.5 billion during the first nine months of 2010 compared to the first nine months of 2009. This increase in trade revenue was due to an increase in the margin earned on overall customer dollars invested, which was partially offset by a decrease in customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission) and one less business day in the nine months ended September 24, 2010. Total customer dollars invested were $63.7 billion during the nine months ended September 24, 2010, a 1% ($0.5 billion) decrease from $64.2 billion in the same period of 2009. The Partnership’s margin earned on each $1,000 invested increased to $23.90 in the first nine months of 2010 from $21.90 in the first nine months of 2009. This increase was primarily due to customer investments shifting to mutual funds and equities in 2010 from certificates of deposit and other fixed income products in 2009. A discussion specific to each component of trade revenue follows.

Commissions

	Nine Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$626.9	$551.6	$75.3	14%
Equities	283.3	231.4	51.9	22%
Insurance	233.3	198.6	34.7	17%

Total commissions revenue	$1,143.5	$981.6	$161.9	16%

Related metrics:
Customer dollars invested ($ billions)	$44.3	$38.6	$5.7	15%
Margin per $1,000 invested	$25.80	$25.50	$0.3	1%
U.S. business days	184	185	(1)	-1%

Commissions revenue increased 16% ($161.9 million) in the first nine months of 2010 to $1.1 billion. This increase was due primarily to a 15% ($5.7 billion) increase in customer dollars invested in commission generating transactions to $44.3 billion and an increase in the margin earned on the customer dollars invested, which was partially offset by one less business day in the first nine months of 2010. Mutual fund commissions increased 14% ($75.3 million) and equities commissions increased 22% ($51.9 million) due to the increase in customer dollars invested as mentioned above. The margin earned on each $1,000 invested in commission generating transactions increased to $25.80 in the first nine months of 2010 from $25.50 in the same period of 2009. This increase in margin earned is primarily due to an increase in margin earned on insurance products resulting from a shift in product mix from fixed annuities to higher margin variable annuities and life and long-term care insurance products.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Nine Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$164.3	$192.5	$(28.2)	-15%
Corporate bonds	33.5	56.1	(22.6)	-40%
Certificates of deposit	13.2	26.6	(13.4)	-50%
Government bonds	7.4	14.6	(7.2)	-49%
Unit investment trusts	5.2	4.3	0.9	21%
Collateralized mortgage obligations	5.2	7.7	(2.5)	-32%

Total principal transactions revenue	$228.8	$301.8	$(73.0)	-24%

Related metrics:
Customer dollars invested ($ billions)	$14.6	$21.8	$(7.2)	-33%
Margin per $1,000 invested	$15.60	$13.80	$1.80	13%
U.S. business days	184	185	(1)	-1%

Principal transactions revenue decreased 24% ($73.0 million) to $228.8 million compared to the first nine months of 2009, primarily attributable to a decrease in customer dollars invested and one less business day in the first nine months of 2010, partially offset by an increase in the margin earned on the customer dollars invested. Customers invested $14.6 billion in products that resulted in principal transactions revenue in the first nine months of 2010 compared to $21.8 billion in the same period of 2009. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.60 during the first nine months of 2010 from $13.80 during the first nine months of 2009 primarily a result of a shift in product mix from shorter-term, lower margin certificates of deposit to higher margin municipal bonds.

Year-over-year, revenue from municipal bonds decreased 15% ($28.2 million), corporate bonds revenue decreased 40% ($22.6 million), certificates of deposit revenue decreased 50% ($13.4 million), government bond revenue decreased 49% ($7.2 million) and collateralized mortgage obligations decreased 32% ($2.5 million), while revenue from unit investment trusts increased 21% ($0.9 million). The decrease in municipal bonds revenue was due to the less attractive yields on municipal bonds relative to treasury securities in addition to a lower supply of traditional tax free bonds in 2010 versus 2009. Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment. Certificates of deposit revenue declined from the 2009 levels, primarily due to the shift in product mix away from certificates of deposit in 2010. In 2009, customers were investing more in shorter term fixed-income products such as certificates of deposit when the markets were more volatile, and then moved away from these products in 2010 as the markets began to recover.

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

Investment Banking

Investment banking revenue increased 27% ($32.7 million) to $153.7 million in the first nine months of 2010 compared to the first nine months of 2009, due primarily to an increase in unit investment trusts revenue of 77% ($44.1 million) resulting from increased demand for traditional tax free trusts and the introduction of a new trust for taxable municipal bonds. This increase was partially offset by a lower volume of taxable debt underwritings.

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

Net Fee Revenue

Net fee revenue, which consists of asset fees, account and activity fees, interest and dividends revenue net of interest expense and other revenue, increased 31% ($338.4 million) to $1.4 billion compared to the first nine months of 2009. A discussion specific to each component of net fee revenue follows.

Asset Fees

	Nine Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Asset fees revenue ($ millions):
Service fees	$507.9	$413.6	$94.3	23%
Advisory program fees	374.1	108.3	265.8	245%
Revenue sharing	87.1	82.3	4.8	6%
Money market fees	15.8	62.7	(46.9)	-75%
Trust fees	14.3	10.3	4.0	39%

Total asset fees revenue	$999.2	$677.2	$322.0	48%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of advisory programs	$267.4	$206.4	$61.0	30%
Insurance	43.6	34.7	8.9	26%
Advisory programs	37.5	11.4	26.1	229%
Money market	18.9	21.8	(2.9)	-13%

Total customer asset values	$367.4	$274.3	$93.1	34%

(1)	U.S. asset fee revenue represents 97% of consolidated asset fee revenue for the nine months ended September 24, 2010 and September 25, 2009.

Asset fees revenue increased 48% ($322.0 million) to $999.2 million due primarily to continued growth of customer dollars being invested into advisory programs and in the average market values of customer assets on which the Partnership receives asset based fees. Service fee revenue increased 23%, which is consistent with the movement in the S&P 500 Index, which has averaged 24% higher during the first nine months of 2010 compared to the first nine months of 2009.

Advisory program fees revenue, which includes Advisory Solutions and Managed Account program fee revenue, was $374.1 million in the first nine months of 2010 as compared to $108.3 million in the first nine months of 2009, an increase of $265.8 million. The average value of customer assets in the advisory programs were $37.5 billion for the nine months ended September 24, 2010 compared to $11.4 billion for the nine months ended September 25, 2009, and has grown due to both an increase in the net inflows of customer dollars into the program as well as the market appreciation of existing asset values. Customer assets held in the advisory programs include assets previously held with the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Revenue sharing increased 6% ($4.8 million), to $87.1 million for the nine month period ended September 24, 2010 as compared to the same period in 2009. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease due to a reduction in rates earned related to certain product partner revenue sharing agreements.

Money market fees decreased 75% ($46.9 million) due primarily to the increase in voluntary reduction of certain fees earned in 2010. As a 49.5% limited partner of Passport Research Ltd., the investment advisor to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor. Due to the current low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $65.3 million and $29.7 million to the revenue earned by the Partnership for the nine months ended September 24, 2010 and September 25, 2009, respectively. Money market fees were also lower as a result of a 13% decrease in average money market asset balances during 2010. Based upon the current interest rate environment, the reduction in fees charged to the funds is estimated to reduce the Partnership’s revenue by a total of approximately $90.0 million for the year ended December 31, 2010 and is expected to continue in future periods.

Account and Activity Fees

	Nine Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Account and activity fees revenue ($ millions):
Sub-transfer agent services	$218.7	$213.1	$5.6	3%
Retirement account fees	100.8	96.6	4.2	4%
Other account and activity fees	54.9	54.9	—	0%

Total account and activity fees revenue	$374.4	$364.6	$9.8	3%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	15.7	15.4	0.3	2%
Retirement accounts	3.3	3.1	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fees revenue of $374.4 million increased 3% ($9.8 million) year-over-year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 3% ($5.6 million) to $218.7 million due to an increase in sub-transfer agent services accounts. In addition, retirement account fees increased 4% ($4.2 million) to $100.8 million compared to the first nine months of 2009 due to increases in the number of retirement accounts and termination fees. The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Nine Months Ended
($ millions)	September 24, 2010	September 25, 2009	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$82.0	$71.7	$10.3	14%
Overnight investing interest	7.1	4.6	2.5	54%
Other interest and dividends	2.8	4.8	(2.0)	-42%
Interest expense	(42.7)	(43.4)	(0.7)	-2%

Total net interest and dividends revenue	$49.2	$37.7	$11.5	31%

Related metrics:
Average funds invested	$3,907.6	$3,132.9	$774.7	25%
Average rate earned	0.24%	0.21%	0.03%	14%
Average aggregate customer loan balance	$2,131.8	$1,887.6	$244.2	13%
Average rate earned	5.26%	5.17%	0.09%	2%

Net interest and dividend income increased 31% ($11.5 million) to $49.2 million year-over-year due primarily to an increase in interest rates and average amounts invested. Interest income from customer loans increased 14% ($10.3 million) to $82.0 million. The average aggregate customer loan balance increased 13% ($244.2 million) to $2.1 billion, and the average rate earned on those customer loan balances increased to 5.26% during the first nine months of 2010 from 5.17% for the same period of 2009. Collateral held in customer accounts with loan balances increased 6% ($553.9 million) to $9.6 billion as of September 24, 2010 as compared to September 25, 2009. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan to customer no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan to customer no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the first nine months of 2010 and 2009.

Additionally, interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 54% ($2.5 million). The related average funds invested during the first nine months of 2010 was $3.9 billion, compared to $3.1 billion in the first nine months of 2009, including $2.9 billion and $2.2 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of September 24, 2010 and September 25, 2009, respectively. The average rate earned on this type of investment increased to 0.26% during the first nine months of 2010 from 0.22% during the first nine months of 2009. In addition, interest expense decreased $0.7 million to $42.7 million during the first nine months of 2010 due primarily to reductions in interest paid to customers on credit balances in their accounts and in limited partner interest due to limited partner liquidations. These decreases were partially offset by increases in interest expense on financing activities initiated in 2009. See the Liquidity and Capital Resources discussion below for additional information.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue decreased $4.9 million year-over-year. The decrease between years is primarily attributable to the change in value in the investments held related to the Partnership’s non-qualified deferred compensation plan, partially offset by an increase in transitional services revenue, resulting from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary further described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, for the first nine months of 2010 as compared to the first nine months of 2009. The investments held related to the non-qualified deferred compensation plan increased in market value by $2.6 million during the nine months ended September 24, 2010, versus an increase of $11.0 million in the nine months ended September 25, 2009, resulting in an $8.4 million decrease in revenue year-over-year. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership’s income before allocations to partners. This decrease is offset by a $3.7 million increase resulting from transitional services revenue received from Towry. However, the Partnership’s responsibility to provide transitional services, and the corresponding revenue received ended in the third quarter of 2010, as expected.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Nine Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$1,898.2	$1,571.9	$326.3	21%
Occupancy and equipment	257.8	235.2	22.6	10%
Communications and data processing	215.2	212.9	2.3	1%
Payroll and other taxes	118.4	103.9	14.5	14%
Advertising	41.6	35.9	5.7	16%
Postage and shipping	38.0	41.2	(3.2)	-8%
Clearance fees	8.6	10.4	(1.8)	-17%
Other operating expenses	114.5	111.6	2.9	3%

Total operating expenses	$2,692.3	$2,323.0	$369.3	16%

Related metrics:
Number of branches at period end	11,368	10,984	384	3%
Full-time equivalent employees:
Financial advisors:
At period end	12,725	12,343	382	3%
Average	12,706	12,057	649	5%
Branch employees:
At period end	12,781	12,128	653	5%
Average	12,586	11,997	589	5%
Headquarters employees:
At period end	4,862	4,793	69	1%
Average	4,862	4,815	47	1%
Headquarters employees per 100 financial advisors (average)	38.3	39.9	(1.7)	-4%
Branch employees per 100 financial advisors (average)	99.1	99.5	(0.4)	-2%
Operating expenses per average number of financial advisors(1)	$117,008	$119,112	$(2,104)	-2%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 16% ($369.3 million) to $2.7 billion compared to the first nine months of 2009 primarily due to increases in compensation and benefits and related payroll taxes, occupancy and equipment and advertising expenses.

Total compensation and benefits costs increased 21% ($326.3 million) to $1.9 billion, primarily due to increases in financial advisor compensation and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 23% ($192.4 million). This increase is primarily due to increases in trade and asset fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 15% ($17.7 million) due to compensation program changes and fewer financial advisor hires participating in the programs.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the first nine months of 2010, variable compensation increased 214% ($126.2 million), to $185.1 million, as compared to $58.9 million in the first nine months of 2009. This increase is a result of the Partnership’s increased profitability.

Headquarters salary and benefit expense increased 1% (2.8 million) to $252.0 million in 2010. Branch salary and benefit expense increased 7% ($21.3 million) to $340.5 million. Branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network. The Partnership implemented a salary freeze for home office and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during the last three quarters of 2009 and through the first quarter of 2010. Effective April 1, 2010, the Partnership lifted its salary freeze, which has resulted in approximately $5.0 million of additional annual expense during the nine months ended September 24, 2010, as compared to 2009, related to branch and headquarters employees. In addition, any increase in staffing levels will further increase compensation costs. On a full-time equivalent basis, the Partnership had 4,862 headquarters employees and 12,781 branch employees as of September 24, 2010, compared to 4,793 headquarters employees and 12,128 branch employees as of September 25, 2009. The increase in branch employees is to directly support the increased number of financial advisors. The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch employees to financial advisors as key metrics in managing its costs. In the first nine months of 2010, there were an average of 38.3 headquarters employees and 99.1 branch employees for each 100 financial advisors, compared to an average of 39.9 headquarters employees and 99.5 branch employees for each 100 financial advisors in the first nine months of 2009. The decline in both ratios year-over-year is a result of the Partnership’s cost management strategy to continue to grow its financial advisor network while growing its headquarters support staff at a slower pace.

Occupancy and equipment expense increased 10% ($22.6 million) to $257.8 million compared to 2009 due to increases of $11.1 million and $11.5 million in costs related to the continued expansion of the Partnership’s branch office network and home office facilities, respectively.

The remaining operating expenses increased 4% ($20.4 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in advertising costs as the Partnership has increased its advertising efforts as compared to last year.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Nine Months Ended
	September 24, 2010	September 25, 2009	$ Change	% Change
Net revenue:
United States of America	$2,844.8	$2,424.7	$420.1	17%
Canada	125.9	86.0	39.9	46%

Total net revenue	2,970.7	2,510.7	460.0	18%
Operating Expenses (excluding variable compensation):
United States of America	2,374.7	2,150.1	224.6	10%
Canada	132.4	114.0	18.4	16%

Total operating expenses	2,507.1	2,264.1	243.0	11%
Pre-variable income (loss):
United States of America	470.1	274.6	195.5	71%
Canada	(6.5)	(28.0)	21.5	-77%

Total pre-variable income	463.6	246.6	217.0	88%
Variable compensation:
United States of America	179.0	57.5	121.5	211%
Canada	6.2	1.4	4.8	343%

Total variable compensation	185.2	58.9	126.3	214%
Income (loss) from continuing operations:
United States of America	291.1	217.1	74.0	34%
Canada	(12.7)	(29.4)	16.7	-57%

Income from continuing operations	278.4	187.7	90.7	48%

Customer assets under care ($ billions):
United States of America
At period end	$534.8	$481.3	$53.5	11%
Average	$512.9	$428.4	$84.5	20%
Canada
At period end	$14.3	$12.4	$1.9	15%
Average	$13.6	$10.2	$3.4	33%
Financial advisors:
United States of America
At period end	12,052	11,669	383	3%
Average	12,017	11,397	620	5%
Canada
At period end	673	674	(1)	0%
Average	689	660	29	4%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 17% ($420.1 million) in the first nine months of 2010, from the first nine months of 2009 primarily due to increases in trade revenue ($100.8 million), service fees ($84.7 million), Advisory programs revenue ($266.3 million), and net interest income ($12.2 million), partially offset by a decrease in money market fees ($46.9 million).

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $23.80 in the first nine months of 2010 from $21.80 in the same period of 2009 due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products. This increase was partially offset by lower customer dollars invested, which decreased 2% ($1.0 billion) to $60.7 billion, from $61.7 billion in 2009 and one less business day during the period. Service fee revenue increased as higher equity market values in the nine months ended September 24, 2010 lifted the average asset values on which service fees are earned. Advisory programs revenue increased because customer dollars invested into the programs have grown significantly (48% or $5.3 million). Net interest income increased primarily due to increases in the average rates earned on an increased amount of overnight investing and increases in client margin loan interest due to an increase in interest rates and average margin loans outstanding. The decrease in money market revenue is primarily due to the reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $65.3 million in the first nine months of 2010, as compared to a reduction of revenue of $29.7 million in the same period of 2009.

Operating expenses (excluding variable compensation) increased 10% ($224.6 million) primarily due to increases in financial advisor compensation, occupancy and equipment costs, payroll and other taxes and advertising costs. The increases in financial advisor compensation of $187.0 million and payroll and other taxes of $14.1 million were due to increases in trade and asset fee revenue on which financial advisor commissions are paid. The increase in occupancy and equipment costs of $20.5 million was due to increased costs related to the continued expansion of the Partnership’s branch office network and home office facilities. The increase in advertising costs of $4.1 million was due to the Partnership increasing its advertising programs as compared to last year.

Canada

Net revenue increased 46% ($39.9 million) in the first nine months of 2010, from the first nine months of 2009 primarily due to increases in trade revenue ($20.9 million), asset based fee revenue ($9.5 million), account and activity fee revenue ($2.7 million) and other revenue ($7.6 million). Trade revenue increased primarily due to higher margins earned on each $1,000 invested by customers, which increased 13% to $26.30 in the first nine months of 2010 from $23.30 in the same period of 2009. This increase is due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products, and higher customer dollars invested, which increased 20% ($0.5 billion), from $2.5 billion in the first nine months of 2009, to $3.0 billion in the first nine months of 2010. Asset based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions year over year. Account and activity fee and other revenue increased due to an increase in retirement account fees of $1.6 million as well as an increase in foreign currency gains of $5.3 million due to the revaluation of U.S. dollar denominated balance sheet accounts. These foreign currency gains may not continue in the future.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 16% ($18.4 million) in the first nine months of 2010 from the first nine months of 2009 primarily due to a $13.3 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. In addition, headquarters and branch salary and benefit expense increased $3.8 million as the Partnership added personnel to support its expanding financial advisor network. The remainder of the increase is primarily due to increases in occupancy and equipment costs due to increased costs related to the continued expansion of the Partnership’s branch office network as well as in advertising costs due to an increase in the advertising programs as compared to last year.

As a result, the pre-variable income for the Canadian business segment improved from a loss of $28.0 million in the first nine months of 2009 to a loss of $6.5 million in the same period of 2010.

REGULATORY REFORM

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

Healthcare Reform. Significant health care reform, The Patient Protection and Affordable Care Act (“PPACA”) has been passed. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results. However, the Partnership has performed an initial evaluation of the impact of the increase in dependent eligibility applicable to 2011 and related premiums to employees and has determined that this element of the reform is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 66% of its total revenue from sales and services related to mutual fund and annuity products in both the three months and nine months ended September 24, 2010 and 60% and 59% for the three months and nine months ended September 25, 2009, respectively. In addition, the Partnership derived 20% and 22% of its total revenue for the three months and nine months ended September 24, 2010, respectively, and 25% and 26% for both the three months and nine months ended September 25, 2009, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with mutual fund vendors could have a material adverse effect on the Partnership’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, debt repayment obligations and redemptions of partnership interests. The principal sources for meeting the Partnership’s liquidity requirements include existing liquidity and capital resources of the Partnership and funds generated from operations. The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

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

In preparation for the Partnership’s anticipated 2010 Limited Partnership Offering, it filed a Registration Statement with the SEC on July 2, 2010, and an amendment thereto on September 3, 2010. The Registration Statement was also filed with various state securities commissions. The SEC declared the Registration Statement effective as of September 27, 2010, and The Registration Statement was declared effective by state securities commissions at or around the same time. As indicated in the Registration Statement, limited partnership interests are being offered in the U.S. to certain current and former employees of the Partnership’s subsidiaries and certain general partners of the Partnership. The limited partnership interests are also being offered in Canada to such persons pursuant to an exemption from the prospectus requirements under applicable Canadian securities laws and, in certain instances, pursuant to an order from certain Canadian securities commissions granting exemptive relief from such prospectus requirements. The Partnership is currently offering approximately $250.0 million of limited partner interest to current and former financial advisors, branch office employees and headquarter employees. The total amount registered in the 2010 Limited Partnership Offering is up to $275.0 million with the anticipated close of the offering on January 3, 2011.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership’s capital subject to mandatory redemption at September 24, 2010, net of the reserve for anticipated withdrawals, was $1.5 billion, an increase of $40.6 million from December 31, 2009. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($60.1 million) and the issuance of subordinated limited partner interests ($35.4 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($9.0 million, $9.7 million and $36.2 million, respectively). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 28% of income allocated to general partners. During the nine months ended September 24, 2010 and September 25, 2009, the Partnership retained 27.6% of income allocated to general partners.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within nine months. The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the individual partner. Further, under the terms of the Partnership Agreement, Limited partners withdrawing from the Partnership due to the partner’s termination or resignation from the Partnership are to be repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminating from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership. Historically, the Partnership has asked certain banks if they would make financing available to partners and have provided the initial documentation to the partner for such banks. Any such bank loan agreement is between the individual and the bank. The bank loans of the individual general partners are one year term loans due on February 25, 2011, which are renewed annually and have no required principal payments prior to maturity. The current bank loans of the individual limited partners are due on January 3, 2012 and also have no required principal payments prior to that time. The Partnership does not guarantee the bank loans nor can the individual general, subordinated limited or limited partner pledge their partnership interest as collateral for the bank loan. Additionally, the Partnership has performed certain administrative functions in connection with its partners who have elected to finance a portion of the purchase of partnership interests through individual unsecured bank loans to those partners from banks with whom the Partnership has other banking relationships. For all individual purchases financed through banks that also provide financing to the Partnership, the individual partner provides an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of the partner’s capital account to the repayment of the partner’s bank loan prior to any funds being released to the partner. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity.

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

The Partnership, while not a party to any individual partner bank loan, does facilitate making payments of allocated income to certain banks on behalf of the partner. The banks providing these loans also provide the Partnership with financing. The following table represents amounts related to individual partner bank loans for which the Partnership facilitates certain administrative functions. Individual partners may have arranged their own bank loans to finance their partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of September 24, 2010
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital*:
Total partnership capital	$453,980	$221,693	$801,484	$1,477,157
Partnership capital owned by partners with individual bank loans	$120,432	$956	$327,174	$448,562
Partnership capital owned by partners with individual bank loans as a percent of total partnership capital	26.5%	0.4%	40.8%	30.4%
Bank loans:
Individual bank loans	$32,414	$278	$112,524	$145,216
Individual bank loans as a percent of total partnership capital	7.1%	0.1%	14.0%	9.8%
Individual bank loans as a percent of partnership capital owned by partners with individual bank loans	26.9%	29.1%	34.4%	32.4%

*	Partnership capital is net of reserve for anticipated withdrawals

Historically, neither the amount of partnership capital financed with individual bank loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

(Dollars in thousands)	September 24, 2010	December 31, 2009
Committed unsecured:
2008 Credit Facility(1)	$—	$120,000
2010 Credit Facility	320,000	—
Uncommitted secured	595,000	645,000
Uncommitted unsecured	50,000	50,000

Total	$965,000	$815,000

(1)	The 2008 Credit Facility was terminated on July 29, 2010. See discussion below for further information.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In July 2010, the Partnership retired its 2008 Credit Facility, which was used for funding the construction of the new buildings and parking garages at its home office facilities in St. Louis, Missouri and Tempe, Arizona. The 2008 Credit Facility had a final maturity date of August 22, 2010. As of December 31, 2009, the Partnership had drawn $88.0 million and repaid $30.0 million, resulting in $58.0 million outstanding on the 2008 Credit Facility. On July 29, 2010, the Partnership re-paid the remaining balance outstanding on the 2008 Credit Facility. This final payment terminated the 2008 Credit Facility.

In April 2010, the Partnership entered into an agreement with eight banks to obtain the 2010 Credit Facility, which has a final maturity date of April 20, 2011. The 2010 Credit Facility has a tiered interest rate based on leverage ratio (ratio of total net debt to total capitalization) or credit rating. Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 2.38% to 3.00%. Same day borrowings will have a rate consisting of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%. In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.1 billion plus 50% of subsequent increases in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter. As of November 5, 2010, the Partnership has not borrowed against the 2010 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the third quarter of 2010, the Partnership’s uncommitted lines of credit were reduced by $50.0 million by banks participating in the Partnership’s agreement for the 2010 Credit Facility discussed above. These decreases reduced the aggregated uncommitted bank lines of credit to $645.0 million.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities which serve as collateral on loans. There were no amounts outstanding on these uncommitted lines of credit as of September 24, 2010 or December 31, 2009. However, the Partnership had two overnight draws against these lines of credit during the nine months ended September 24, 2010 averaging $77.0 million with the highest overnight draw being $114.0 million. There were no overnight draws for the nine months ended September 25, 2009. The Partnership had two overnight draws against an uncommitted secured line of credit during the three months ended December 31, 2009. The draws during 2009 averaged $27.5 million with the highest overnight draw being $35.0 million.

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment. This financing agreement will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of the one-month LIBOR rate and is secured by the equipment being financed. The Partnership has borrowed $28.4 million under this agreement and repaid $4.4 million, resulting in $24.0 million outstanding on the agreement as of September 24, 2010. Subsequent to September 24, 2010, the Partnership borrowed an additional $1.5 million under this agreement and repaid $0.6 million, resulting in $24.9 million outstanding as of November 5, 2010. No further amounts are expected to be borrowed under this agreement.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a home office building and related parking garage located on its St. Louis, Missouri, North Campus location. The loan has a fixed monthly principal and interest payment beginning February 1, 2010 through December 1, 2012. On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest, totaling $32.7 million, is due. The fixed interest rate of 3.5% is contingent upon the Partnership, or a subsidiary, maintaining a matching interest bearing deposit account with the lender in an amount equal to or exceeding the principal amount. If the matching deposit is withdrawn, the interest rate converts to a floating rate of the one-month LIBOR rate plus 5.0%. The matching deposit is currently maintained by Edward Jones, and the Partnership anticipates that the matching deposit will continue to be maintained throughout the life of the loan. The Partnership made principal payments of $0.8 million, resulting in $35.6 million outstanding under this agreement as of September 24, 2010. Subsequent to September 24, 2010, the Partnership made additional principal payments of $0.2 million, resulting in $35.4 million outstanding under this agreement.

As of September 24, 2010, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Partnership has been in the process of expanding its home office facilities in order to support its current and future growth plans. Construction activities completed during 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its South Campus location, and a parking garage at its Tempe, Arizona campus. The Partnership has substantially satisfied all commitments relating to these construction activities as of September 24, 2010. See the Notes to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details on the completion of these activities.

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location. The Partnership estimates the cost to construct the garage to be approximately $24.0 million and has executed agreements of $23.6 million for the construction. As of September 24, 2010, the Partnership has paid $11.1 million related to commitments for this construction project resulting in $12.5 million of remaining commitments. The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2010 and into the early portion of 2011.

The total estimated amount needed to complete the construction of this parking garage and other projects will be financed through the Partnership’s existing working capital or additional financing in the future. There can be no assurance that such financing will be available on favorable terms to the Partnership, or at all, in the future.

Cash Activity

As of September 24, 2010, the Partnership had $55.8 million in cash and cash equivalents and $774.3 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $830.1 million of Partnership liquidity as of September 24, 2010, a 16% ($163.7 million) decrease from $993.8 million at December 31, 2009. In addition, the Partnership also had $3.2 billion in cash and investments segregated under federal regulations, which was not available for general use.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the first nine months of 2010, cash and cash equivalents decreased $171.7 million from $227.5 million as of December 31, 2009. Cash provided by operating activities was $210.7 million. The primary sources of cash provided by operating activities include income before allocations to partners ($278.4 million) adjusted for depreciation expense ($74.1 million) and a net increase in liabilities ($239.4 million), partially offset by a net increase in assets ($381.2 million). During the first nine months of 2010, cash used in investing activities was $69.9 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above. During the first nine months of 2010, cash used in financing activities was $312.5 million, consisting primarily of partnership withdrawals and distributions ($189.3 million), redemption of partnership interests ($54.9 million), and repayment of debt ($116.9 million), offset by the issuance of long-term debt ($13.2 million) and the issuance of partnership interests ($35.4 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the consent of the SEC to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As of September 24, 2010, Edward Jones’ net capital of $653.6 million was 30.5% of aggregate debit items and its net capital in excess of the minimum required was $610.7 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was also 30.5%. Net capital and the related capital percentage may fluctuate on a daily basis. As of September 24, 2010, the Partnership’s Canadian broker-dealer subsidiary’s regulatory risk adjusted capital of $52.8 million was $43.3 million in excess of the capital that IIROC requires to be held. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long term business success and related financial performance. The Partnership is managed by the Managing Partner, together with an Executive Committee, which is ultimately responsible for overall risk management. As of September 24, 2010, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the firm. In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities. Effective June 25, 2010, Tim Kirley was no longer a member of the Partnership’s Executive and Management Committees. However, he remains a general partner of the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations. The Management Committee consists of up to 25 general partners, including members of the Executive Committee, with the specific number to be determined by the Managing Partner. As of September 24, 2010, the Management Committee consisted of 19 general partners including the Managing Partner. The Management Committee is responsible for identifying, developing and accomplishing the Partnership’s objectives. In addition, the Management Committee is responsible for sharing information across divisions, identifying issues and risks with other members of the Committee. The Management Committee generally meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

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

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 9 to the Consolidated Financial Statements, Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mutual Funds and Annuities and Part II, Item 1 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings and other contingencies represents the aggregate estimate of the potential loss contingency after considering available information. For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss has been established. See Note 9 to the Consolidated Financial Statements for disclosure of the current range of possible loss.

The Partnership’s periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

For additional discussions of the Partnership’s accounting policies, refer to Note 1 to the Consolidated Financial Statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and this Quarterly Report on
Form 10-Q.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 855): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. ASU 2010-20 is effective for interim and annual periods ending after December 15, 2010. The Partnership will adopt ASU 2010-20 as of the effective date. Adoption is not expected to have a significant impact on the Partnership’s Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), amending ASC No. 855, Subsequent Events, to remove the requirement that an entity that is an SEC filer is required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon issuance of the ASU. Adoption of ASU 2010-09 did not have an impact on the Partnership’s Consolidated Financial Statements.

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

The SEC requires market risk disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership’s Form 10-K for the fiscal year ended December 31, 2009.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and average overnight investments, which were $2.2 billion and $3.9 billion as of September 24, 2010, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $28.0 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $7.0 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 24 basis points (0.24%) for the nine months ended September 24, 2010, and therefore the financial dollar impact of further declines in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones Money Market Funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment advisor to the some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment advisor. Due to the current historically low interest rate environment, the investment advisor voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees is estimated to reduce the Partnership’s revenue by a total of approximately $90.0 million for the year ended December 31, 2010 and is expected to continue in future periods. Alternatively, if the interest rate environment improved such that that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership’s revenue could increase by up to $90.0 million annually.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 24, 2010.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the periods ended March 26, 2010 and June 25, 2010:

State of Montana Investigation. Edward Jones and the Montana Securities Commissioner have reached a tentative agreement to resolve the matter which includes Edward Jones being charged with a books and records violation, paying a $100,000 fine, and agreeing to store duplicate copies of certain identified negative confirmation letters.

State of Maine Investigation. The State of Maine Office of Securities investigated the actions of a former financial advisor for allegedly exercising discretion in two customer accounts, and investigated Edward Jones to determine whether it failed to reasonably supervise the financial advisor. Edward Jones and the Office of Securities have entered into a Consent Order which includes Edward Jones paying a $10,000 fine, and which states that Edward Jones failed to reasonably supervise the financial advisor by failing to detect or take timely action regarding conflicting information provided by the financial advisor, and failed to detect or adequately investigate the financial advisor’s use of discretion in two client accounts and to confirm the accuracy of its representations to the Office of Securities.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2009 except for the following:

REGULATORY REFORM – Newly adopted federal legislation intended to reform the financial services industry could significantly impact the regulation and operation of the Partnership and its subsidiaries, its revenue and its profitability. In addition, such laws and regulations may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Act”) was passed by the U.S. Congress and signed by the President July 21, 2010. Among the numerous provisions in the Act are those pursuant to which the SEC has been directed to study existing practices in the industry, and has been granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers, and such other customers as the SEC provides by rule. Presumably, the standard of care or imposition of fiduciary duty will require broker-dealers and investment advisers to act in the best interest of its customers. It may lead to restrictions with regard to the sale of proprietary products or require disclosure of potential conflicts of interest and waivers from customers. It may also impact the on-going duty to investors. It is unclear at this time whether the SEC will engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisors. It is likely FINRA or other regulatory authorities will issue rules related to the Act, but unclear at this time what impact such rulemaking activities will have on the Partnership or its operations. Since the passage of the Act the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Act and the impending rules, to determine what impact or potential impact it will have on the financial services industry, the Partnership and its operations.

In addition, the Partnership has revised the “Impact of Cyclical Nature of Business on the Partnership’s Growth Rate” risk factor as previously disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2009 in the following manner:

INABILITY TO ACHIEVE OUR GROWTH RATE – If we are unable to fully achieve our goals for hiring and training our financial advisors or the attrition rate of our financial advisors is higher than our expectations, we may not be able to meet our planned growth rates.

It has been and may continue to be more difficult for us to attract qualified applicants for financial advisor positions due to recent market downturns. In addition, we rely heavily on referrals from our current financial advisors in recruiting new financial advisors. During an economic downturn, our financial advisors can be less effective in recruiting potential new financial advisors through referrals.

Also, even when there is not a market downturn, we may not achieve our objectives. For instance, we are below our hiring objectives for 2010 and did not achieve our hiring and training objectives in six out of the past eight years. There can be no assurance that we will be able to hire at desired rates in future periods to achieve our planned growth.

PART II. OTHER INFORMATION

Item 1a.	Risk Factors, continued

In addition, a significant number of our financial advisors have been registered as brokers for less than three years. As a result of their relative inexperience, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses. Consequently, we have periodically experienced higher rates of attrition, particularly with respect to the less experienced financial advisors and especially during market downturns. We generally lose more than half of our financial advisors who have been registered for less than three years. We also have experienced increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit our financial advisors. There can be no assurance that the attrition rates we have experienced in the past will not continue or increase in the future. In addition, the Partnership has recently raised the performance standards for its financial advisors, which may result in higher attrition for financial advisors unable to meet these performance standards.

Either the failure to achieve hiring and training goals or an attrition rate higher than anticipated may result in a decline in the revenue we receive from commissions and other securities related revenues. As a result, we may not be able to achieve the level of net growth upon which our business model is based and our revenues and results of operations may be adversely impacted. For further information about our attrition rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q for the quarter ended September 24, 2010.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	*

Seventeenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of March 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2009.

3.2	**	Second Amendment of Seventeenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of August 16, 2010, as amended.

3.3	*

Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P., dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended December 31, 2009.

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
November 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ JAMES D. WEDDLE James D. Weddle	Managing Partner (Principal Executive Officer)	November 5, 2010

/S/ KEVIN BASTIEN Kevin Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2010