Form 10-K
period 2010-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2011-03-31
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Exact name of registrant as specified in its Charter)

MISSOURI	43-1450818
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12555 Manchester Road Des Peres, Missouri	63131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(314) 515-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [    ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [    ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [    ] NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

As of February 25, 2011, 673,678 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Units.

DOCUMENTS INCORPORATED BY REFERENCE     None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1.	BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a limited liability limited partnership organized under the Uniform Limited Partnership Law of the State of Missouri Revised Statutes. Unless expressly stated otherwise or the context otherwise requires, the terms “Registrant” and “Partnership” refer to The Jones Financial Companies, L.L.L.P. and all of its consolidated subsidiaries. The Partnership is the successor to Whitaker & Co., which was established in 1871 and dissolved on October 1, 1943, the organization date of Edward D. Jones & Co., L.P. (“Edward Jones”), the Partnership’s principal operating subsidiary. Edward Jones was reorganized on August 28, 1987, which was the organization date of The Jones Financial Companies, L.L.L.P.

Edward Jones is a registered broker-dealer primarily serving individual investors. As the ultimate parent company of Edward Jones, JFC is a holding company with no direct operations. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenue related to assets held by and account services provided to its customers. Edward Jones conducts business in the United States of America (“U.S.”) and Canada, with its customers, various brokers, dealers, clearing organizations, depositories and banks. As of December 31, 2010, the Partnership operates in two geographic operating segments, the U.S. and Canada. For financial information related to these two operating segments for the years ended December 31, 2010, 2009 and 2008, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements.

PART I

Item 1.  Business, continued

ORGANIZATIONAL STRUCTURE

At December 31, 2010, the Partnership was organized as follows:

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.

During 2009, Edward Jones sold 100% of the issued and outstanding shares of its subsidiary, Edward Jones Limited (“EDJ Limited”), a United Kingdom (“U.K.”) private limited company engaged in the retail financial services business in the U.K., and dissolved the Edward Jones affiliate, Community Investment Partners III, L.P., L.L.L.P., which was a business development company.

PART I

Item 1.  Business, continued

Branch Office Network. Edward Jones serves individual long-term investors primarily in small to medium-size towns and metropolitan suburbs through its extensive network of branch offices. The Partnership operated 11,387 branch offices as of February 25, 2011, primarily staffed by a single financial advisor and a branch office administrator. Of this total, the Partnership operated 10,820 offices in the U.S. (located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs) and operated 567 offices in Canada.

Governance. Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that apply to many U.S. Securities and Exchange Commission (“SEC”) reporting companies do not apply to it. Under the terms of the Partnership’s Eighteenth Amended and Restated Partnership Agreement (“the Partnership Agreement”), the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling the management and conduct of the Partnership’s business, and has the power to appoint and dismiss general partners of the Partnership and to adjust the proportion of their respective interests in the Partnership. As of February 25, 2011, the Partnership was composed of 347 general partners, 14,870 limited partners and 254 subordinated limited partners. See Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source. The following table sets forth on a continuing operations basis, for the past three years, the sources of the Partnership’s revenues. Due to the interdependence of the activities and departments of the Partnership’s investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership's operations. Further information on revenue related to the Partnership’s reportable segments is provided in Note 17 to the Consolidated Financial Statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands)	2010		2009		2008
Commissions
Mutual funds	$856,020	21%	$766,192	21%	$946,609	26%
Listed securities	338,605	8%	281,549	8%	279,095	7%
Insurance	326,698	8%	271,605	8%	282,336	7%
Over-the-counter securities	54,529	1%	41,581	1%	44,519	1%

Total commissions	1,575,852	38%	1,360,927	38%	1,552,559	41%
Asset-based fees	1,397,333	33%	967,386	28%	1,061,593	28%
Account and activity fees	503,264	12%	489,605	14%	470,978	12%
Principal transactions	320,777	8%	398,108	11%	493,335	13%
Investment banking	208,615	5%	183,797	5%	83,442	2%
Interest and dividends	126,769	3%	112,637	3%	184,919	5%
Other revenue (loss)	30,489	1%	35,558	1%	(25,572)	-1%

Total revenue	$4,163,099	100%	$3,548,018	100%	$3,821,254	100%

Commissions

Commissions revenue is primarily comprised of charges to customers for the purchase or sale of securities, mutual fund shares and insurance products. The following briefly describes the Partnership’s sources of commissions revenue.

PART I

Item 1.  Business, continued

Mutual Funds. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealer’s discount which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of each fund’s prospectus and the amount of the purchase.

Listed Securities Transactions. The Partnership receives a commission when it acts as an agent for a customer in the purchase or sale of listed corporate securities. These securities include common and preferred stocks and corporate debt securities traded on and off the securities exchanges. The commission is based on the value of the securities purchased or sold.

Insurance. The Partnership sells life insurance, long-term care insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its customers through its financial advisors who hold insurance sales licenses. As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the policies.

Over-the-Counter Securities Transactions. Partnership activities in unlisted (over-the-counter) securities transactions are similar to its activities as a broker in listed securities. In connection with customer orders to buy or sell securities, the Partnership charges a commission for agency transactions.

Asset-Based Fees

The Partnership earns service fees on most of its customers' assets which are held by mutual fund companies and insurance companies. The fees generally range from 15 to 25 basis points (0.15% to 0.25%) of the value of the customer assets so held.

The Partnership also earns revenue sharing from certain mutual fund and insurance vendors. In most cases, this is additional compensation paid by investment advisers or distributors based on a percentage of average vendor assets held by the Partnership’s customers, on those products covered under the revenue sharing agreements. Revenue sharing agreements that provide for a fixed annual payment are also included in asset-based fees.

The Partnership does not manage any mutual funds, although it is a 49.5% limited partner of Passport Research, Ltd., the advisor to certain money market funds made available to Edward Jones customers. Revenue from this source is primarily based on customer assets in the funds. However, due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on funds. For further information on this reduction of fees, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, the Partnership earns fees from investment advisory services offered through Advisory Solutions and Managed Account Program (“MAP”), which are both registered as an investment advisory program with the SEC under the Investment Advisers Act of 1940. Advisory Solutions provides investment advisory services to its customers for a monthly fee based upon the average value of their assets in the program, and consists of an Edward Jones managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds. For this program, the customer must elect either a research or a custom type account model. If the customer elects a research type model, Edward Jones assumes full investment discretion on the accounts, which will be one of 36 different research models developed and managed by Edward Jones’ Mutual Fund Research department. If the customer elects to build a custom type model, Edward Jones assumes limited investment discretion on the accounts developed by the customer and his or her financial advisor. The Partnership also plans to develop additional Advisory Solutions models, including Unified Managed Accounts (UMA).

PART I

Item 1.  Business, continued

MAP offers investment advisory services for a monthly fee based upon the average value of assets in the program, to customers by using independent investment managers rather than Edward Jones’ Mutual Fund Research department.

In addition to the Advisory Solutions and MAP investment advisory programs mentioned above, the Partnership also earns asset-based fees from the trust and investment management services offered to its customers through EJTC.

Account and Activity Fees

Revenue sources include sub-transfer agent accounting services, Individual Retirement Account (“IRA”) custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services, including maintaining customer account information and providing other administrative services for the mutual funds. Also, the Partnership acts as the custodian for Edward Jones’ IRA accounts and the customers are charged an annual fee for this service. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors where the vendors pay additional compensation to the Partnership based on a percentage of current year sales by the Partnership of products supplied by these vendors. The Partnership receives revenue from offering mortgage loans to its customers through a joint venture and through a co-branded credit card with a major credit card company. In addition, the Partnership earns transaction fee revenue relating to customer purchases and sales of securities.

Principal Transactions

The Partnership makes a market in over-the-counter corporate securities, municipal obligations (including general obligation and revenue bonds), U.S. government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit. The Partnership’s market-making activities are conducted with other dealers in the “wholesale” and “retail” markets where the Partnership acts as a dealer buying from and selling to its customers. In making markets in securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions. The Partnership maintains securities positions solely to support its business of buying and selling securities to its retail customers and does not seek to profit by engaging in proprietary trading for its own account.

Investment Banking

Investment banking revenues are derived from the Partnership’s underwriting of corporate securities and municipal obligations and distribution of U.S. government obligations and unit investment trusts on behalf of issuers. The Partnership’s investment banking activities are performed primarily by its Syndicate and Investment Banking departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities, either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities. The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

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

In the case of an underwritten offering managed by the Partnership, the Syndicate and Investment Banking departments may form underwriting syndicates and work with the branch office network for sales of the Partnership’s own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate member, these departments serve as active coordinators between the managing underwriter and the Partnership’s branch office network.

The underwriting activity of the Partnership involves substantial risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price. Furthermore, the commitment of capital to an underwriting may adversely affect the Partnership’s capital position and, as such, its participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC’s uniform net capital requirements (the “Uniform Net Capital Rule”).

Interest and Dividends

Interest and dividends income is earned primarily on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreement to resell, inventory securities and investment securities. Loans secured by securities held in customer margin accounts provide a source of income to the Partnership. The Partnership is permitted to use securities owned by margin customers having an aggregate market value generally up to 140% of the debit balance in margin accounts as collateral for the borrowings. The Partnership may also use funds provided by free credit balances in customer accounts to finance customer margin account borrowings.

The Partnership is exposed to market risk for changes in interest rates and market prices on its inventory and investment securities. The Partnership’s interest income is impacted by the level of interest rates it charges its customers, the interest rate earned on overnight investments and the level of customers’ loan balances and credit balances.

Significant Revenue Source

As of December 31, 2010, Edward Jones distributed mutual funds for approximately 75 mutual fund sponsors, including American Funds Distributors, Inc. which represents 21% of the Partnership’s total revenue for the year ended December 31, 2010. This revenue consisted of commissions, asset-based fees and account and activity fees, which are described above. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

PART I

Item 1.  Business, continued

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

Customer Account Administration and Operations. Employees in the Operations department are responsible for activities relating to customer securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, custody of customer securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions.

To expedite the processing of orders, the Partnership’s branch office system is linked to a headquarters office through an extensive communications network. Orders for securities are generally captured at the branch electronically, routed to headquarters and forwarded to the appropriate market for execution. The Partnership’s processing of paperwork following the execution of a security transaction is automated and operations are generally on a current basis.

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes. The Partnership records transactions and posts its books on a daily basis. The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various customer account information, and cash and security receipts functions. Headquarters personnel including operations and compliance personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations (“SROs”).

The Partnership clears and settles virtually all of its listed and over-the-counter equities, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through the National Securities Clearing Corporation (“NSCC”), Fixed Income Clearing Corporation (“FICC”) and Depository Trust Company (“DTC”), which are all subsidiaries of the Depository Trust and Clearing Corporation located in New York, New York.

In conjunction with clearing and settling transactions with NSCC, the Partnership holds customer securities on deposit with DTC in lieu of maintaining physical custody of the certificates. The Partnership also uses a major bank for custody and settlement of treasury securities and Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) issues.

The Partnership is substantially dependent upon the operational capacity and ability of NSCC, DTC, FICC, and Canadian Depository of Securities (“CDS”). Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership’s customers.

PART I

Item 1.  Business, continued

Broadridge Financial Solutions, Inc. (“Broadridge”), along with its U.S. business, Securities Processing Solutions, U.S., and its international business, Securities Processing Solutions, International, provide automated data processing services for customer account activity and related records for the U.S. and Canada, respectively. The Partnership does not employ its own floor brokers for transactions on exchanges. The Partnership has arrangements with other brokers to execute the Partnership’s transactions in return for a commission based on the size and type of trade. If, for any reason, any of the Partnership’s clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss. To the extent that the Partnership would not be able to meet the obligations to the customers, such customers might experience delays in obtaining the protections afforded them.

The Canadian broker-dealer has an agreement with Broadridge to provide the securities processing systems, as well as an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by customers in their individual retirement accounts. The Canadian broker-dealer is the custodian for customer securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, customer cash receipts and disbursements, customer tax reporting and statements.

As a self-clearing broker-dealer in Canada, the Canadian broker-dealer handles the routing and settlement of customer transactions. In addition, the Canadian broker-dealer is a member of CDS and FundServ for clearing and settlement of transactions. CDS effects clearing of securities on the Canadian National Stock Exchange (“CNQ”), Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”). Customer securities on deposit are also held with CDS.

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

Employees. In contrast to some other broker-dealers, Edward Jones’ financial advisors are employees, not independent contractors. As of February 25, 2011, the Partnership had approximately 37,000 full and part-time employees, including its 347 general partners and 12,479 financial advisors. The Partnership’s financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-registered employees on a discretionary basis, but there can be no assurance that such bonuses will be paid for any given period or will be within any specific range of amounts.

U.S. employees of the Partnership are bonded under a blanket policy as required by NYSE rules. The annual aggregate amount of coverage is $50.0 million, subject to a $2.0 million deductible provision per occurrence. Canadian employees of the Partnership are bonded under a blanket policy as required by IIROC. The annual aggregate amount of coverage is $25.0 million, subject to a $0.05 million deductible provision per occurrence.

PART I

Item 1.	Business, continued

The Partnership maintains an initial training program for prospective financial advisors that spans nearly four months which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office. During the first phase, the U.S. trainee spends nearly two months studying Series 7 and Series 66 examination materials and taking the examinations. In Canada, financial advisors have the requisite examinations completed prior to being hired. After passing the requisite examinations, trainees spend one week in a comprehensive training program in one of the Partnership’s headquarters training facilities followed by seven weeks of on-the-job training in their market and in a nearby branch location. This training includes reviewing investments, compliance requirements, office procedures and understanding customer needs, plus establishing a base of potential customers. One final week is then spent in a headquarters training facility to complete the initial training program. Five months later, the financial advisor attends an additional training class in a headquarters location, and subsequently, the Partnership offers periodic continuing training to its experienced financial advisors for the entirety of their career. Training programs for the more experienced financial advisors focus on meeting customer needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time, although a fee may be charged to do so. There is intense competition among firms for financial advisors. In recent periods, the Partnership has experienced increasing efforts by competing firms to hire away its financial advisors, although the Partnership believes that its rate of turnover of financial advisors is not higher than that of other comparable firms.

REGULATION

The financial services industry in the U.S. is subject to extensive regulation under both federal and state laws.

Broker-Dealer and Investment Adviser Regulation

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customer funds and securities, customer payment and margin requirements, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees.

The SEC is the federal agency responsible for the administration of the federal securities laws. Its mission is to protect investors, maintain fair, orderly and efficient markets and facilitate capital formation. Edward Jones, the Partnership’s principal subsidiary, is registered as a broker-dealer and investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated to SROs, principally the Financial Industry Regulation Authority, Inc. (“FINRA”). FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

PART I

Item 1.	Business, continued

Securities firms are also subject to regulation by state securities commissions in those states in which they conduct business. Edward Jones is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. In recent years, Edward Jones has been the subject of significant regulatory actions by various agencies that have the authority to regulate its activities (see
Item 3 – Legal Proceedings for more information).

As an investment dealer in all provinces and territories of Canada, the Canadian broker-dealer is subject to provincial, territorial and federal laws. All provinces and territorial jurisdictions have established securities administrators to fulfill the administration of such securities laws. The Canadian broker-dealer is also subject to the regulation of the Canadian SRO, the Investment Industry Regulatory Organization of Canada (“IIROC”), which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada. IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canadian debt and equity marketplaces.

As a registered broker-dealer under U.S. federal law, Edward Jones must belong to the Securities Investors Protection Corporation (“SIPC”). For customers in the U.S., SIPC provides $500,000 of coverage for missing securities, including $250,000 for claims of cash awaiting investment. IIROC requires the Canadian broker-dealer to belong to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For customers in Canada, CIPF limits coverage to CAD$1,000,000 in total, which can be any combination of securities and cash.

Throughout 2010, the Partnership maintained additional protection for U.S. customers provided by Underwriters at Lloyd’s. The additional protection contract provided by Underwriters at Lloyd’s protects customers’ accounts in excess of the SIPC coverage subject to specified limits. This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of customer securities up to an aggregate limit of $900 million for covered claims of all U.S. customers of Edward Jones. Market losses are not covered by SIPC or the additional protection.

In addition, Edward Jones is subject to the rules and regulations of the Investment Advisers Act of 1940, which require investment advisers register with the SEC. The Investment Advisers Act’s rules and regulations govern all aspects of the investment advisory business, including registration, trading practices, custody of customer funds and securities, record-keeping, advertising and business conduct.

Additional legislation, changes in rules promulgated by the SEC, the Department of Labor and SROs, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers and investment advisers. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the SEC has been directed to study existing practices in the industry, and granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers and such other customers as the SEC provides by rule. The SEC will engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisers. It is likely FINRA or other regulatory authorities will also issue rules related to the Dodd–Frank Act, but unclear at this time what impact such rulemaking activities will have on the Partnership or its operations.

PART I

Item 1.	Business, continued

Trust Regulation

EJTC is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”). Its holding company, the Partnership, is also subject to oversight and periodic examination by the OTS. Due to recently enacted legislation, the OTS is scheduled to be merged into the Office of the Comptroller of the Currency (the “OCC”) in 2011 and, after that merger, the OCC will become the primary regulator for EJTC. The Board of Governors of the Federal Reserve System will assume responsibility from the OTS for supervising the Partnership as a savings and loan holding company.

Uniform Net Capital Rule

As a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its customers. The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to the greater of $0.25 million or 2% of the aggregate debit items, as defined. The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as a company’s securities owned. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require its liquidation. Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Partnership has other operating subsidiaries, including EJTC and the Canadian broker-dealer. These wholly-owned subsidiaries are required to maintain specified levels of regulatory capital. Each subsidiary has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which they operate.

PART I

Item 1.	Business, continued

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

Some of the factors that might cause differences include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation; (4) actions of competitors; (5) litigation; (6) the ability of customers, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology; (9) a fluctuation or decline in the fair value of securities; and (10) securities theft. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1A.	RISK FACTORS

The Partnership is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, or in the Partnership’s other filings with the SEC, the following are some important factors that could cause the Partnership’s actual results to differ materially from results experienced in the past or those projected in any forward-looking statement. The risks and uncertainties described below are not the only ones facing the Partnership. Additional risks and uncertainties not presently known to the Partnership or that the Partnership currently deems immaterial could also have a material adverse effect on the Partnership’s business and operations. If any of the matters included in the following risks were to occur, the Partnership‘s business, financial condition, results of operations and cash flows could be materially adversely affected.

RISK RELATED TO THE PARTNERSHIP’S BUSINESS

MARKET CONDITIONS — As a part of the securities industry, turbulent market conditions occurring in the U.S. and global securities markets has in the past had, and could in the future have, a significant negative effect on revenues and could significantly reduce or eliminate profitability of the Partnership.

General political and economic conditions such as unemployment, natural disasters, political unrest, insolvency or bankruptcy of public companies or government entities, terrorist attacks, war, local economic and political conditions, regulatory or legislative changes or interest rate or currency rate fluctuations could create significant fluctuations in the U.S and global securities markets.

The securities industry, including the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. For instance, as a result of the acceleration of economic turmoil in late 2008 and 2009 and its very negative impact on the securities markets, the Partnership experienced significant declines in its net revenues which adversely impacted its overall financial results.

Material reductions in volume and lower securities prices will result in lower commission revenue, reduced fees due to lower average value of customer assets and losses in dealer inventory accounts and syndicate positions, which reduce the profitability of the Partnership‘s operations. The Partnership may also be subject to an increased risk of customers being unable to meet their commitments such as margin obligations. If customers are unable to meet their margin obligations, the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims. Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership’s profitability.

PART I

Item 1A.	Risk Factors, continued

LEGISLATIVE AND REGULATORY INITIATIVES — Newly adopted federal legislation and pending regulatory proposals intended to reform the financial services industry could significantly impact the regulation and operation of the Partnership and its subsidiaries, its revenue and its profitability. In addition, such laws and regulations may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs within the industry. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.

The Dodd-Frank Act. The Dodd-Frank Act, passed by the U.S. Congress and signed by the President on July 21, 2010, includes provisions that could potentially impact the Partnership’s operations.

Among numerous provisions in the Dodd-Frank Act are those pursuant to which the SEC has been directed to study existing practices in the industry, and has been granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers, and such other customers as the SEC provides by rule.

In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions. It is unclear at this time whether the SEC will engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisers.

Also, the Dodd-Frank Act shifts regulatory authority over federal savings associations, which includes trust thrifts, such as the EJTC from the OTS to the OCC and directs that the OTS be merged within the OCC. This shift of authority could become effective as early as July 21, 2011, or as late as January of 2013.

It is unknown what rules FINRA or other regulatory authorities will issue pursuant to authority delegated to them in the Dodd-Frank Act and what impact such rulemaking activities will have on the Partnership or its operations. Since the passage of the Dodd-Frank Act the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact it may have on the financial services industry, the Partnership and its operations.

International Financial Reporting Standards. The International Accounting Standards Board (“IASB”) developed a core set of accounting standards to act as a framework for financial reporting known as the International Financial Reporting Standards (“IFRS”). By 2007, the majority of listed European Union companies, including banks and insurance companies, began using IFRS to prepare financial statements. In contrast, the majority of public companies in the U.S. prepare financial statements under GAAP.

The SEC has proposed a mandatory adoption of IFRS starting in 2015 with early adoption permitted before that date. It is unclear at this time how the SEC will propose GAAP and IFRS be harmonized if the proposed change is adopted. In addition, the Canadian Accounting Standards Board has announced a mandatory adoption of IFRS in Canada starting in 2011. The Partnership has evaluated IFRS and determined that adoption by the Canadian broker-dealer will not have a significant impact to the Partnership’s Canadian financial position or results of operations. However, the Partnership is currently unable to determine what impact, if any, IFRS would have on its financial position or results of operations if adopted by its U.S. entities. If adopted IFRS could significantly impact the way the Partnership determines income before allocations to partners, allocations to partners, or returns on partnership capital.

PART I

Item 1A.	Risk Factors, continued

In addition, switching to IFRS will be a complex endeavor for the Partnership. The Partnership will need to develop new systems and controls around the principles of IFRS. Since this is a new endeavor, the specific costs associated with this potential conversion are uncertain.

Rule 12b-1 Fees. The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its customers. Those payments include “Rule 12b-1 fees”. Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the fund’s assets. The SEC currently does not limit the size of Rule 12b-1 fees that funds may pay, FINRA does impose such limitations. However, on July 21, 2010, the SEC proposed reform of Rule 12b-1 under the Investment Company Act of 1940 (the “ICA”). The proposal includes: rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee. Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or not enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results, related to this proposed reform of Rule 12b-1. For further information on the amount of Rule 12b-1 fees (i.e., service fees) earned by the Partnership, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 30, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results. However, the Partnership has performed an initial evaluation of the impact related to the increase in dependent eligibility applicable to 2011 and related premiums to employees, and has determined that this element of the reform is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

Any of the foregoing regulatory initiatives could adversely affect the Partnership’s business operations and business model. The current rules and regulations and any future rules and regulations arising from the foregoing regulatory initiatives could significantly and adversely impact the Partnership’s operating costs, its structure, its ability to generate revenue and its overall profitability.

COMPETITION — The Partnership is subject to intense competition for customers and personnel, and many of its competitors have greater resources.

All aspects of the Partnership’s business are highly competitive. The Partnership competes for customers and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies. Many of these organizations have substantially greater capital and additional resources, and some entities offer a wider range of financial services. Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing. Also, the Partnership continues to compete with a number of firms offering discount brokerage services, including online brokerage services, usually with lower levels of personalized service to individual customers. With minor exceptions, customers are free to transfer their business to competing organizations at any time, although there may be a fee to do so.

PART I

Item 1A.	Risk Factors, continued

Competition among financial services firms also exists for financial advisors and other personnel. The Partnership’s continued ability to expand its business and to compete effectively depends on the ability of the Partnership to attract qualified employees and to retain and motivate current employees. If the profitability of the Partnership decreases, then bonuses paid to financial advisors and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. In addition, the Partnership has recently faced increased competition from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which it competes.

The competitive pressure the Partnership experiences could have an adverse effect on its business, results of operations, financial condition and cash flow. See Item 1 – Business Operations – Competition for additional information.

BRANCH OFFICE SYSTEM — The Partnership’s system of maintaining branch offices primarily staffed by one financial advisor may expose the Partnership to risk of loss or liability from the activities of the financial advisors.

Most of the Partnership’s branch offices are staffed by a single financial advisor and a branch office administrator without an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted from its headquarters offices. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors. Furthermore, the Partnership may be exposed to further losses if additional time elapses before its supervisory personnel detect problem activity.

In addition, the Partnership maintains personal financial and account information and other documents and instruments for its customers at its branch offices, both physically and in electronic format. Despite reasonable precautions, because the branch offices are relatively small and some are in remote locations, the security systems at these branch offices may not prevent theft of such information. If security of a branch is breached and personal financial and account information is stolen, the Partnership’s customers may suffer financial harm and the Partnership could suffer financial harm, reputational damage and potential disciplinary actions from SROs.

INABILITY TO ACHIEVE OUR GROWTH RATE — If the Partnership is unable to fully achieve its goals for hiring and training its financial advisors or the attrition rate of its financial advisors is higher than its expectations, the Partnership may not be able to meet its planned growth rates or maintain the current number of financial advisors.

It has been and may continue to be difficult for the Partnership to attract qualified applicants for financial advisor positions. The Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors. When there is an economic downturn, its financial advisors are less effective in recruiting potential new financial advisors through referrals.

PART I

Item 1A.	Risk Factors, continued

Even in years, such as this past year, when there is not a market downturn, the Partnership may still not achieve its objectives. The Partnership did not meet its hiring objectives in 2010 and did not achieve its hiring objectives in six out of the past eight years. There can be no assurance that the Partnership will be able to hire at desired rates in future periods to achieve its planned growth or maintain the current number of financial advisors.

In addition, a significant number of the Partnership’s financial advisors have been licensed as brokers for less than three years. As a result of their relative inexperience, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses. Consequently, the Partnership has periodically experienced higher rates of attrition, particularly with respect to the less experienced financial advisors. The Partnership generally loses more than half of its financial advisors who have been licensed for less than three years.

The Partnership also has experienced increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. There can be no assurance that the attrition rates the Partnership has experienced in the past will not continue or increase in the future. In addition, the Partnership announced in 2010 its intention to raise its financial performance standards for its financial advisors in the beginning of 2011, which will result in higher attrition for financial advisors unable to meet these performance standards.

Either the failure to achieve hiring and training goals or an attrition rate higher than anticipated may result in a decline in the revenue the Partnership receives from commissions and other securities related revenues. As a result, the Partnership may not be able to achieve the level of net growth upon which its business model is based and its revenues and results of operations may be adversely impacted. For further information about the Partnership’s attrition rates, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.

LITIGATION AND REGULATORY INVESTIGATIONS AND PROCEEDINGS — As a securities firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase even as global market conditions improve.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to examinations and informal inquiries by regulatory and other governmental agencies. Such matters have in the past, and could in the future, lead to formal actions, which may impact the Partnership’s business. In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other significant litigation such as class action suits. Over time, there has been increasing litigation involving the securities industry in general and, the Partnership in particular, including class action suits that generally seek substantial damages.

The Partnership has incurred significant expenses to defend and/or settle claims in the past. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if future litigation will have a material adverse effect on its consolidated financial condition. Such legal actions may be material to future operating results for a particular period or periods. See Item 3 – Legal Proceedings for more information regarding unresolved claims.

PART I

Item 1A.	Risk Factors, continued

RELIANCE ON ORGANIZATIONS — The Partnership’s dependence on third-party organizations exposes the Partnership to disruption if its products and services are no longer offered, supported or develop defects.

The Partnership incurs obligations to its customers which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed. The inability of an organization with which the Partnership does a large volume of business, to promptly meet its obligations could result in substantial losses to the Partnership.

The Partnership is particularly dependent on Broadridge Financial Solutions, Inc. (“Broadridge”), which acts as the Partnership’s primary vendor for providing accounting and record-keeping for customer accounts in both the U.S. and Canada. The Partnership’s communication and information systems are integrated with the information systems of Broadridge. There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise. Consequently, any new computer systems or software packages implemented by Broadridge which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by Broadridge as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

The Partnership is substantially dependent upon the operational capacity and ability of the NSCC, DTC, FICC, and CDS. Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership’s customers. If for any reason, any of the Partnership’s clearing, settling or executing agents were to fail, the Partnership and its customers would be subject to possible loss.

The Partnership also uses a major bank for custody and settlement of treasury securities and the GNMA, the FNMA and the FHLMC issues. If this bank experiences any disruption in service, the Partnership may suffer financial, regulatory or reputational harm.

Edward Jones does not employ its own floor brokers for transactions on exchanges in either the U.S. or Canada. Edward Jones executes equity transactions with other broker dealers or through electronic access to the exchanges or alternative trading systems. If, for any reason, any of these clearing, settling, or executing agents were to fail, Edward Jones and its customers would be subject to possible loss. To the extent that Edward Jones would not be able to meet the obligations of its customers, such customers might experience delays in obtaining the protections afforded them.

PART I

Item 1A.	Risk Factors, continued

In addition, the Partnership derived 21% of its total revenue for 2010 from American Funds Distributors, Inc. and its family of mutual funds. Significant reductions in the revenues from this mutual fund source could have a material impact on the Partnerships results of operations.

CANADIAN OPERATIONS — The Partnership is focusing heavily on efforts and intends to make substantial investments, as necessary, to support the potential profitability of its Canadian operations, which have not achieved profitability since its inception.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. The Canadian operations have operated at a substantial deficit from its inception. The Partnership plans to make additional investments, as necessary, in its Canadian operations, which may be substantial. There is no assurance the Canadian operations will ultimately become profitable. For further information on the results of operations of the Partnership’s Canadian operations, see Note 17 to the Consolidated Financial Statements.

CAPITAL LIMITATIONS; UNIFORM NET CAPITAL RULE — The SEC’s Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership’s ability to engage in certain activities which are crucial to its business.

Adequacy of capital is vitally important to broker-dealers, and lack of sufficient capital may limit the Partnership’s ability to compete effectively. In particular, lack of sufficient capital or compliance with the Uniform Net Capital Rule may limit Edward Jones’ ability to commit to certain securities activities such as underwriting and trading, which require significant amounts of capital, to expand margin account balances, as well as commit to new activities requiring an investment of capital. FINRA regulations and the Uniform Net Capital Rule may restrict Edward Jones’ ability to expand its business operations, including opening new branch offices or hiring additional financial advisors. Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones’ ability to expand or even maintain its present levels of business.

In addition to the regulatory requirements applicable to the U.S. broker-dealer, the Canadian broker-dealer and EJTC are subject to regulatory capital requirements in the U.S. and Canada. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OTS or other regulatory bodies, which could ultimately require its liquidation. In the U.S., Edward Jones may be unable to expand its business and may be required to restrict its withdrawal of subordinated debt and partnership capital in order to meet the net capital requirements. For more information, see Item 1 – Business – Business Operations – Uniform Net Capital Rule.

LIQUIDITY — The Partnership’s business in the securities industry requires that sufficient liquidity be available to maintain business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry. There is no assurance that financing will be available at attractive terms, or at all, in the future.

In addition, many limited partners and subordinated limited partners finance the initial or subsequent purchases of their Partnership interest by obtaining personal bank loans. The Partnership has administered and will continue to administer many of these loans by asking banks to offer such loans to its limited partners and subordinated limited partners. Any such bank loan agreement is between the partner and the bank. The Partnership does not guarantee the bank loans, nor can partners pledge their Partnership interest as collateral for the bank loan.

PART

Item 1A.	Risk Factors, continued

Beginning in 2011, the Partnership will make loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. Prior to 2011, similar to the process noted above, general partners obtained loans from banks to finance these partnership interests, as necessary. The Partnership expects that these loans will continue to be renewed by individual partners and will remain with the banks. Loans made by the Partnership to general partners will generally be for a period of one year and will bear interest at the Prime Rate, as defined in the loan documents.

Partners who finance all or a portion of their Partnership interest with bank financing may be more likely to request the withdrawal of capital to repay such obligations should the partners experience a period of reduced earnings from the Partnership, including the elimination of partner’s earnings from their interests if it should experience an operating loss. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital. Furthermore, many of the same banks which provide financing to limited partners, subordinated limited partners and general partners also provide various forms of financing to the Partnership. To the extent banks maintain or increase credit available to partners, financing available to the Partnership may be reduced. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, for further information.

UPGRADE OF TECHNOLOGICAL SYSTEMS — The Partnership may engage in significant technology initiatives in the future which may be costly and could lead to disruptions.

The Partnership has engaged in significant technology initiatives and expects to continue to do so in the future. Such initiatives are not only necessary to better meet the needs of the Partnership’s customers, but also to satisfy new industry standards and practices and better secure the transmission of customer’s information on its systems. With any major system replacement, there will be a period of education and adjustment for the branch and headquarters employees utilizing the system. Following any upgrade or replacement, if the Partnership’s systems or equipment do not operate properly, are disabled or fail to perform due to increased demand, or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new products and services, any of which could result in financial losses, liability to customers, regulatory intervention or reputational damage. Further, the inability of the Partnership’s systems to accommodate a significant increase in volume of transactions also could constrain its ability to expand its business.

INTEREST RATE CHANGES — The Partnership’s profitability could be impacted by significant interest rate changes.

The Partnership is exposed to market risk from changes in interest rates. Such changes impact the interest income earned from customers’ margin loans, the investment of excess funds, and securities owned. Any changes in interest rates also may have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest bearing liabilities. In addition, such changes can impact the fees earned by the Partnership through its minority ownership in Passport Research, Ltd., the investment adviser to the Edward Jones money market funds (see further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the market value of the securities owned by the Partnership. A decrease in short-term interest rates has a significant negative impact on net interest income. The Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets, resulting in its interest income being more sensitive to rate changes than its interest expense. See further discussion regarding risks associated with interest rate sensitivity in Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

PART I

Item1A.  Risk Factors, continued

CREDIT RISK — The Partnership is subject to credit risk due to the nature of the transactions it processes for its customers.

The Partnership is exposed to the risk that third parties who owe it money, securities or other assets will not meet their obligations. Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or customer such as cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits. In addition, the Partnership’s credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information about the Partnership’s credit risk.

LACK OF CAPITAL PERMANENCY — Because the Partnership’s capital is subject to mandatory liquidation either upon the death or upon the withdrawal request of a partner, the capital is not permanent and a significant mandatory liquidation could lead to a substantial reduction in the Partnership’s capital, which could, in turn, have a material adverse effect on the Partnership’s business.

Under the terms of the Partnership Agreement, a partner’s capital balance is liquidated upon death. In addition, partners may request withdrawals of their partnership capital, subject to certain limitations on the timing of those withdrawals. Accordingly, partnership capital is not permanent and is dependent upon current and future partners to both maintain their existing capital investment and make additional capital investments in the Partnership. Any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

The capital of general partners resigning or terminating from the Partnership is usually converted to subordinated limited partnership capital. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership. Liquidations upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the liquidation requirements of the capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with generally accepted accounting principles (“GAAP”) in the U.S. If the Partnership’s capital declines by a substantial amount due to liquidations or withdrawals, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

PART I

Item1A.  Risk Factors, continued

INTERRUPTION OF BUSINESS AND OPERATIONS — Any substantial disruption to the Partnership’s business and operations could lead to significant personnel and financial loss to its business and operations as well as harm relations with its customers.

The Partnership’s headquarters facilities and its existing computer systems and network, including its backup systems, are also vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its headquarters facilities and its technological systems. In addition, the Partnership’s reputation and business may suffer if customers experience data and financial loss from a significant interruption. The Partnership established a second data center in the southwest region of the United States that operates as a secondary data center to its primary data center located in St. Louis, Missouri and is designed to enable it to maintain service during a system disruption contained in St. Louis that is limited to a short-term interruption. The staff at the Partnership’s facility in the southwest region of the United States would likely not be sufficient to operate the systems in the event of a prolonged disruption to the St. Louis data center and office facilities or the entire geographic region, which would prevent staff from working either from the St. Louis headquarters or from home. In such event, the Partnership would need to re-locate staff to the facility in the southwest region of the United States, which might result in a delay in service during the transition and substantial costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect the Partnership against such losses, there can be no assurance that it is fully protected from such an event.

UNDERWRITING, SYNDICATE AND TRADING POSITION RISKS — The Partnership engages in underwriting activities, which can expose the Partnership to material losses and liability.

Participation as a manager or syndicate member in the underwriting of fixed income and equity securities subjects the Partnership to substantial risk. As an underwriter, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against it as an underwriter under federal and state securities laws. Such laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the document used to describe the offered securities. In addition, there exists a potential for possible conflict of interest between an underwriter’s desire to sell its securities and its obligation to its customers not to recommend unsuitable securities. In recent years, there has been an increasing incidence of litigation in these areas. These lawsuits are frequently brought by large classes of purchasers of underwritten securities. Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

Further, as an underwriter, the Partnership may incur losses, if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price. Furthermore, the commitment of capital to an underwriting may adversely affect the Partnership’s capital position and, as such, the Partnership’s participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC’s Uniform Net Capital Rule. In maintaining inventory in fixed income and equity securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

PART I

Item1A.  Risk Factors, continued

RISK OF INFLATION — An increase in inflation could affect securities prices and as a result, profitability and capital.

Inflation and future expectations of inflation can negatively influence securities prices, as well as activity levels in the securities markets. As a result, the Partnership’s profitability and capital may be adversely affected by inflation and inflationary expectations. Additionally, the impact of inflation on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

TRANSACTION VOLUME VOLATILITY— Significant increases or decreases in the number of transactions by the Partnership’s customers can have a material negative effect on the Partnership’s profitability and its ability to efficiently process and settle these transactions.

Significantly increased customer transaction volume may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and also may result in increased personnel and related processing costs. In past periods, the Partnership has experienced adverse effects on profitability resulting from significant reductions in securities sales and, likewise, has encountered operational problems arising from unanticipated high transaction volume. The Partnership is not able to control such decreases and increases, and there is no assurance that it will not encounter such problems and resulting losses in future periods.

In addition, at times of significant increase in customer transaction volumes, if Edward Jones fails to keep current and accurate books and records it would be exposed to disciplinary action by governmental agencies and SROs.

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS (“INTERESTS”)

HOLDING COMPANY — JFC is a holding company with no direct operations; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions or dividends to JFC, which is restricted by law and contractual obligations.

Since JFC is a holding company, the principal sources of cash available to us are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests, including the 7.5% “guaranteed payment” (for tax purposes, within the meaning of the Internal Revenue Code) to limited partners pursuant to the Partnership Agreement will be dependent on distributions, dividends and intercompany payments from its subsidiaries, and if these sources are not adequate, JFC may be unable to satisfy such obligations.

JFC’s principal operating subsidiaries, including Edward Jones, are subject to various statutory and regulatory restrictions applicable to broker-dealers generally that limit the amount of cash distributions, dividends, loans and advances that those subsidiaries may pay to JFC. Regulations relating to capital requirements affecting some of JFC’s subsidiaries also restrict their ability to pay distributions or dividends and make loans to JFC. See “Business—Regulation” and “Business—Uniform Net Capital Rule.”

In addition, JFC’s subsidiaries may be restricted under the terms of their financing arrangements from paying distributions or dividends to JFC, or may be required to maintain specified levels of capital. Moreover, JFC or its subsidiaries may enter into financing arrangements in the future which may include additional restrictions or debt covenant requirements further restricting distributions to JFC, which may impact JFC's ability to make distributions to its limited partners.

PART I

Item1A. Risk Factors, continued

In the future, Edward Jones or JFC’s other subsidiaries are unable to pay distributions to JFC in an amount sufficient to meet its obligations due to a lack of statutory net capital, changes to the applicable laws or regulations or for some other reason, JFC would be unable to meet its obligation to make the 7.5% payment under the Partnership Agreement.

NON-VOTING INTERESTS; ABSENCE OF MARKET; PRICE FOR INTERESTS — The Limited Partnership Interests are non-voting and non-transferable, and the price only represents book value.

None of the limited partners in their capacity as limited partners may vote or otherwise participate in the management of the Partnership’s business. Without the consent of the limited partners or general partners, the Managing Partner has the authority to amend the Partnership Agreement. There is no fair market value for the Interests. Since there is no market for the Interests, none of our limited partners may sell, pledge, exchange, transfer or assign any such Interest without the express written consent of the Managing Partner (which is not expected to be given). The price ($1,000 per Interest) at which the Interests were offered represents the book value of each Interest. The book value of the Interests could be less than the price paid, if the capital of the general partners and subordinated limited partners was reduced to zero as a result of losses incurred by the Partnership.

RISK OF DILUTION — The Limited Partnership Interests may be diluted from time to time, which could lead to decreased returns to the limited partners.

The Managing Partner has the ability, in his sole discretion, to issue additional Interests or general partners’ capital. With respect to additional Interests, to the extent additional expense is incurred by us in servicing the additional annual payment requirements (the 7.5% Payment pursuant to Section 3.3 of the Partnership Agreement) for any such additional Interests, holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income in which they participate may be reduced as a consequence. Additionally, the Partnership has historically retained approximately 28% or more of the general partners’ net income (as defined in the Partnership Agreement) as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Beginning in 2011, the Partnership intends to decrease the amount of retention to approximately 23% of net income allocated to general partners. Such contributions, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

PART I

Item1A. Risk Factors, continued

LIMITATION OF LIABILITY; INDEMNIFICATION — The Partnership Agreement limits the liability of the Managing Partner and general partners by indemnifying them under certain circumstances, which may limit a limited partner’s rights against them and could reduce the accumulated profits distributable to limited partners.

The Partnership Agreement provides that neither the Managing Partner nor any of the general partners, which the Partnership Agreement refers to as a Covered Person, will be liable to any of the partners for any acts or omissions by such Covered Person on behalf of the Partnership (even if such action, omission or failure constituted negligence) as long as that Covered Person has not (a) committed fraud, (b) acts or omissions not in subjective good faith or which involve intentional misconduct or a knowing violation of law or which were grossly negligent, or (c) derived improper personal benefit. The Partnership also must indemnify the Managing Partner and general partners against any loss or damage incurred by any such partner by reason of any action performed or omission made by any of them on behalf of the Partnership, other than actions for which such partner would be liable as described above. As a result of these provisions, the limited partners will have more limited rights against such persons than they would have absent the limitations in the Partnership Agreement. Indemnification of the Managing Partner and general partners could deplete the Partnership's assets unless the indemnification obligation is covered by insurance. While the Partnership may attempt to purchase or maintain liability insurance to provide for this indemnification obligation, such insurance may not be available at a reasonable price or at all. At present, the Partnership does not have any such insurance coverage. The Partnership Agreement does not provide for indemnification of limited partners.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Partnership conducts its U.S. headquarters operations from two locations in St. Louis County, Missouri and one location in Tempe, Arizona. As of December 31, 2010, the Partnership’s U.S. headquarters consisted of 22 separate buildings totaling approximately 2.2 million square feet.

One U.S. headquarters building is leased through an operating lease. In addition, the Partnership leases its Canadian headquarters facility in Mississauga, Ontario through an operating lease. The Partnership also maintains facilities in 11,387 branch locations as of February 25, 2011, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Notes 15 and 18 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

PART I

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Partnership is named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental and SROs, certain of which may result in adverse judgments, fines or penalties.

Lyondell. In October 2010, Edward Weisfelner, as Trustee of the LB Creditor Trust v. Morgan Stanley & Co., Incorporated, et al. (“Creditor Trust”) filed suit in New York state court against numerous brokerage firms and banks, including Edward Jones. The case was subsequently removed to U.S. Bankruptcy Court for the Southern District of New York, where it remains.

Plaintiff is the trustee of a trust created under the confirmed Chapter 11 bankruptcy plan for the reorganization for Lyondell Chemical Company (“Lyondell”) and various affiliates (the “Creditor Trust”). The trust beneficiaries are unsecured creditors of Lyondell and its affiliates. The lawsuit concerns a 2007 leveraged buyout in which a foreign chemical company acquired Lyondell from its then shareholders. The trustee alleges that the payments to the former Lyondell shareholders for their stock, which payments were funded with debt secured by Lyondell assets, were constructive and intentional fraudulent transfers. Plaintiff seeks a finding that the payments totaling some $5.9 billion to the shareholders were fraudulent, nullification of the shareholder transfers to the extent necessary to satisfy creditor claims, judgment against the shareholder defendants in the amount of the shareholder transfers, and other such relief as equity may require. Of the $5.9 billion in alleged fraudulent transfers, plaintiff alleges that Edward Jones received approximately $7 million. Edward Jones filed a Motion to Dismiss Plaintiff’s claims, which is currently pending.

In December 2010, the same trustee, acting for a different trust created under the Lyondell plan of reorganization (the “LB Litigation Trust”) filed a second complaint, in U.S. Bankruptcy Court. This complaint also asserts fraudulent transfer claims, seeks similar relief, and, names many of the same defendants, including Edward Jones, as does the Creditor Trust action. However, Edward Jones was served with a complaint in January 2011. By agreement of the parties, no response is due at this time.

Countrywide. Three matters (David H. Luther, et al. v. Countrywide Financial Corporation, et al; Washington State Plumbing & Pipefitting Pension Trust, et al. v. Countrywide Financial Corporation, et al.; and Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al.) were filed in 2007, 2008, and 2010 respectively in California state court. In these matters, plaintiffs allege against numerous issuers and underwriters, including Edward Jones, certain violations of the Securities Act of 1933, as amended (the “1933 Act”) in connection with registration statements and prospectus supplements issued between January 2005 and June 2007 for certain mortgage-backed certificates. Luther and Washington State Plumbing were consolidated in October 2008. In January 2010, the court in Luther granted the defendants’ demurrer and dismissed the matter. In March 2010, plaintiffs appealed the dismissal. In January 2010, plaintiffs filed the Maine State Retirement System case in federal court. Plaintiffs filed an Amended Consolidated Class Action Complaint on July 13, 2010. On November 4, 2010, the court entered an order dismissing plaintiff’s claims to the extent they related to any certificates for which Edward Jones acted as dealer. In both matters, the plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs, expenses and rescission. On November 17, 2010, a fourth matter was filed in California state court, Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al., re-asserting the claims dismissed by the Court in the Maine State Retirement case. That case has been stayed by agreement of the parties, pending the outcome of the Luther appeal.

PART I

Item 3.   Legal Proceedings, continued

Lehman Brothers. In October 2008, a class action suit was filed in Arkansas state court, Saline County, under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 Act (“the 1933 Act”), against certain officers and directors of Lehman Brothers Holdings, Inc. and a syndicate of underwriters, including Edward Jones, of Lehman bonds sold pursuant to the registration statement and prospectus dated May 30, 2006, and various prospectus supplements dated October 22, 2006, and thereafter. In November 2008, a similar suit was filed in Arkansas state court, Benton County against the same defendants stemming from the sale of 6.5% Lehman Bonds maturing October 25, 2007, pursuant to the registration statement and prospectus and prospectus supplement dated August 2, 2007 (collectively referred to as “Lehman Bonds”). Plaintiffs in both actions allege the defendants made material misrepresentations to the purchasers of Lehman Bonds. While each lawsuit relates to a different series of Lehman bonds, the plaintiffs in each suit seek unspecified compensatory damages, attorneys’ fees, costs and expenses. In February 2009, the U.S. Judicial Panel on Multidistrict Litigation transferred these two actions to the Southern District of New York (“SDNY”) for coordinated or consolidated pretrial proceedings with similar actions currently pending in the SDNY. Defendants filed a Motion to Dismiss plaintiffs’ Securities Act Claims in April 2009, which is currently pending in the SDNY. In April 2010, Plaintiffs filed their Third Amended Statement of Claim. Defendants filed a Motion to Dismiss the Third Amended Complaint in July 2010, which is currently pending.

Yavapi County Litigation. In September 2009, three lawsuits were filed in Arizona. The actions relate to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the Preliminary Official Statement and/or in the Official Statement. The Covin, et al matter, was filed as a putative class action in which the plaintiffs seek to represent all purchasers of the issued bonds. Allstate is suing as a purchaser of the bonds and Wells Fargo filed a separate action as Trustee on behalf of all bond holders. The Court entered an order in November, 2009 dismissing several of the claims against Edward Jones including, all claims brought on behalf of the class. The remaining claims against Edward Jones stem from allegations that defendants violated certain state securities acts and committed common law torts. Plaintiffs are seeking an unspecified amount of damages including attorneys’ fees, costs, expense, rescission or statutory damages, out-of-pocket damages and prejudgment interest.

State of Indiana Matter. In July 2009, the Indiana Secretary of State, Securities Division (the “State”) alleged that Edward Jones failed to supervise the activities of a now deceased financial advisor. Specifically, the Division alleged the financial advisor was able to change the primary account holder and social security number on an account by submitting a form to the headquarters office without the required number of signatures, in violation of firm policy. On March 1, 2010, Edward Jones and the State entered into a Consent Agreement in which Edward Jones agreed to pay the State $10,000 to resolve the matter, without any admission of fault or wrongdoing.

FINRA Fixed-Income Trading Matter. In the fall of 2007, FINRA began investigating Edward Jones’ trading activity in fixed-income securities during the period from January 1, 2004 through December 31, 2004. FINRA is now alleging that 31 of those trades were not priced as favorably as possible under prevailing market conditions, in violation of NASD Rules 2110 and 2320.

PART I

Item 3. Legal Proceedings, continued

FINRA is also alleging that Edward Jones’ written supervisory procedures concerning best execution of fixed-income transactions in place in 2004 were inadequate, in violation of NASD Rules 2110 and 3010. Edward Jones has furnished a written submission to FINRA in response to these allegations.

FINRA Municipal Securities Matter. By letter dated June 1, 2010, FINRA advised Edward Jones it had made a preliminary determination to recommend a disciplinary action based on a review of five transactions during the period April 1, 2007, through June 30, 2007. FINRA alleges Edward Jones purchased municipal securities for its own account for a customer or sold municipal securities for its own account to a customer at an aggregate price (including mark-down and mark-up) that was not fair and reasonable, taking into consideration all relevant factors in violation of MSRB Rules G-17 and G-30(a). Edward Jones has furnished a written submission to FINRA in response to these allegations.

FINRA Short-Interest Reporting Matter. By letter dated June 1, 2010, FINRA advised Edward Jones it had made a preliminary determination to recommend disciplinary action based on a review of Edward Jones’ short-interest reporting for the period July 31, 2007, through February 27, 2009. FINRA alleges the conduct is in violation of NASD Rule 3360 or FINRA Rule 4560, and NASD Rules 2110 and 3010. Edward Jones has furnished a written submission to FINRA in response to these allegations.

Missouri Investigation. The State of Missouri is currently investigating the activities of a former financial advisor for allegedly misappropriating customer funds. Edward Jones terminated the financial advisor, who is currently facing criminal charges. Edward Jones identified the customers involved and paid restitution totaling approximately $750,000 to those individuals. State of Missouri investigation is still pending.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Limited Partnership interests and their assignment is prohibited.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data determined from audited financial statements.

All information included in the Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

Summary Consolidated Statements of Income Data:

(All dollars in millions, except per unit information and units outstanding.)

	2010	2009	2008	2007	2006

Total revenue	$4,163	$3,548	$3,821	$4,097	$3,481
Interest expense	56	58	72	80	56
Net revenue	$4,107	$3,490	$3,749	$4,017	$3,425

Income from continuing operations	$393	$269	$385	$561	$426

Loss from discontinued operations	-	(105)	(73)	(53)	(35)

Income before allocations to partners	$393	$164	$312	$508	$391

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$96.07	$41.44	$86.21	$165.92	$161.95

Weighted average $1,000 equivalent limited partnership units outstanding	455,949	471,597	489,920	498,132	210,157

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for further discussion.

PART II

Item 6. Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

(All dollars in millions, except per unit information and units outstanding.)

	2010	2009	2008	2007	2006

Total assets(1)	$8,241	$7,168	$6,992	$5,824	$5,196

Bank loans	$-	$58	$43	$-	$-

Long-term debt	66	59	9	11	14

Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption(2)	6,366	5,327	5,203	4,087	3,880

	6,432	5,444	5,255	4,098	3,894

Subordinated liabilities	204	257	261	275	299

Partnership capital subject to mandatory redemption / partnership capital (net of reserve for anticipated withdrawals)	1,497	1,437	1,413	1,328	907

Reserve for anticipated withdrawals	108	30	63	123	96

Partnership capital subject to mandatory redemption/ partnership capital	1,605	1,467	1,476	1,451	1,003

Total liabilities and partnership capital	$8,241	$7,168	$6,992	$5,824	$5,196

(1)	Assets include amounts reclassified as discontinued operations of $0, $0, $95, $99 and $83 for 2010, 2009, 2008, 2007 and 2006, respectively.
(2)	Liabilities include amounts reclassified as discontinued operations of $0, $0, $56, $64 and $51 for 2010, 2009, 2008, 2007 and 2006, respectively.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In November 2009, the Partnership completed the sale of its U.K. operations. As a result, the U.K. operations are presented as a discontinued operation for 2009 and prior periods have been reclassified to conform to this presentation. For further details regarding the sale, see Note 2 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Accordingly, all information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

	For the years ended			2010 vs. 2009		2009 vs. 2008
	December 31,			Change		Change

	2010	2009	2008	$	%	$	%

Revenue:
Trade revenue:
Commissions	$1,575.8	$1,360.9	$1,552.6	$214.9	16%	$(191.7)	-12%
Principal transactions	320.8	398.1	493.3	(77.3)	-19%	(95.2)	-19%
Investment banking	208.6	183.8	83.4	24.8	13%	100.4	120%

Total trade revenue	2,105.2	1,942.8	2,129.3	162.4	8%	(186.5)	-9%

% of net revenue	51%	56%	57%
Fee revenue:
Asset-based	1,397.3	967.4	1,061.6	429.9	44%	(94.2)	-9%
Account and activity	503.3	489.6	471.0	13.7	3%	18.6	4%

Total fee revenue	1,900.6	1,457.0	1,532.6	443.6	30%	(75.6)	-5%

% of net revenue	46%	42%	41%
Net interest and dividends	70.5	55.0	113.2	15.5	28%	(58.2)	-51%
Other revenue (loss)	30.5	35.6	(25.6)	(5.1)	-14%	61.2	239%

Net revenue	4,106.8	3,490.4	3,749.5	616.4	18%	(259.1)	-7%
Operating expenses	3,714.0	3,221.8	3,364.8	492.2	15%	(143.0)	-4%

Income from continuing operations	$392.8	$268.6	$384.7	$124.2	46%	$(116.1)	-30%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$87.8	$87.1	$113.0	$0.7	1%	$(25.9)	-23%
Advisory programs ($ billions)	$21.6	$17.8	$5.7	$3.8	21%	$12.1	212%
Customer households at year end (millions)	4.46	4.46	4.48	-	0%	(0.02)	0%
Customer assets under care:
Total:
At year end ($ billions)	$572.6	$515.6	$420.8	$57.0	11%	$94.8	23%
Average ($ billions)	$535.8	$455.4	$489.9	$80.4	18%	$(34.5)	-7%
Advisory Programs:
At year end ($ billions)	$53.7	$28.7	$7.5	$25.0	87%	$21.2	283%
Average ($ billions)	$40.8	$15.0	$5.9	$25.8	172%	$9.1	154%
Financial advisors:
At year end	12,616	12,615	11,817	1	0%	798	7%
Average	12,694	12,164	11,395	530	4%	769	7%
Attrition %	16.2%	14.5%	14.0%	n/a	n/a	n/a	n/a
Dow Jones Industrial Average:
At year end	11,578	10,428	8,776	1,150	11%	1,652	19%
Average for year	10,669	8,886	11,244	1,783	20%	(2,358)	-21%
S&P 500 Index:
At year end	1,258	1,115	903	143	13%	212	23%
Average for year	1,139	948	1,220	191	20%	(272)	-22%

(1)

Customer dollars invested, related to trade revenue, includes the principal amount of customers’ buy and sell transactions generating a commission. Customer dollars invested related to advisory programs revenue represents the net inflows of customer dollars into this program.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Basis of Presentation

The Partnership broadly categorizes its revenues into four categories; trade revenue (revenue from customer buy or sell transactions of securities), fee revenue, interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which customers invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in customer accounts. These fees are impacted by customer dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers and the variability of interest rates earned and paid on such balances.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

During 2010, the Partnership’s results of operations improved compared to 2009. Market conditions during the first half of 2009 were still turbulent, including declines in asset values, interest rates and customer activity. The rebound in asset values that began in mid-2009 continued throughout 2010, which improved year-over-year results. In addition, customer activity in advisory programs continued its strong growth generating a significant increase in revenue year-over-year. These improvements in market conditions are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. These factors contributed to a changing composition of net revenue. For 2010, trade revenue and fee revenue comprised 51% and 46% of net revenue, respectively. In 2009, net revenue was more heavily weighted towards trade than fee revenue. For 2009, trade revenue and fee revenue comprised 56% and 42% of net revenue, respectively.

In 2010, net revenue increased 18% ($616.4 million) to $4.1 billion, which was attributable to increased trade revenue, asset-based fee revenue, account and activity fees and net interest income, partially offset by a decrease in other revenue. Trade revenue and fee revenue increased by 8% and 30%, respectively, compared to 2009. For further details on these fluctuations, see the discussion in the trade revenue and fee revenue sections below. Operating expenses for 2010 increased 15% year-over-year primarily as a result of increased financial advisor commissions and variable compensation due to the Partnership’s increased revenues and profitability. Income from continuing operations increased 46% ($124.2 million) to $392.8 million. The Partnership’s year-to-date profit margin based on income from continuing operations increased to 9.4% in 2010 from 7.6% in 2009.

In addition, the Partnership has remained focused on the efforts to grow the number of financial advisors and its branch office network. However, the Partnership’s 2010 financial advisor total remained relatively unchanged from the 2009 total, ending the year with 12,616 financial advisors compared to 12,615 as of December 31, 2009. Financial advisor recruiting suffered due to the economic issues that resulted in great uncertainty and rising unemployment over the past several years. The Partnership found that potential new financial advisors who would ordinarily be leaving successful positions in a different industry or at a different broker-dealer to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, the Partnership is raising the guaranteed base pay to better recruit financial advisors. In addition, attrition increased due to higher financial performance expectations announced by the Partnership in 2010 to take effect in January 2011. Financial performance expectations were relaxed during 2007 through 2009, but with the recovery in the economy, the markets and our business, the Partnership believes it is time to move to a new higher standard of financial performance. Not meeting Partnership growth objectives may result in slower growth in the number of financial advisors and potentially a reduced rate of revenue growth in future periods.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The discussion below details the major fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the year ended December 31, 2010 as compared to December 31, 2009.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 8% ($162.4 million) to $2.1 billion during 2010 compared to 2009. This increase in trade revenue was due to increases in the margin earned on overall customer dollars invested and in customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission). Total customer dollars invested were $87.8 billion during 2010, a 1% ($0.7 billion) increase from $87.1 billion in 2009. The Partnership’s margin earned on each $1,000 invested increased to $24.00 in 2010 from $22.30 in 2009. This increase was primarily due to customer investments continuing to shift to mutual funds and equities in 2010 from certificates of deposit and other fixed income products in 2009. A discussion specific to each component of trade revenue follows.

Commissions

	Years Ended
	December 31,	December 31,	$	%
	2010	2009	Change	Change
Commissions revenue ($ millions):
Mutual funds	$856.0	$766.2	$89.8	12%
Equities	393.0	322.7	70.3	22%
Insurance	326.7	271.6	55.1	20%
Corporate bonds	0.1	0.4	(0.3)	-75%

Total commissions revenue	$1,575.8	$1,360.9	$214.9	16%

Related metrics:
Customer dollars invested ($ billions)	$61.0	$53.2	$7.8	15%
Margin per $1,000 invested	$25.90	$25.60	$0.3	1%
U.S. business days	252	252	-	0%

Commissions revenue increased 16% ($214.9 million) in 2010 to $1.6 billion. This increase was due primarily to a 15% ($7.8 billion) increase in customer dollars invested in commission generating transactions to $61.0 billion and an increase in the margin earned on the customer dollars invested. Mutual fund commissions increased 12% ($89.8 million) and equities commissions increased 22% ($70.3 million) due to the increase in customer dollars invested as mentioned above. The margin earned on each $1,000 invested in commission generating transactions increased to $25.90 in 2010 from $25.60 in 2009. This increase in margin earned is primarily due to an increase in margin earned on insurance products resulting from a shift in product mix from fixed annuities to higher margin variable annuities and life and long-term care insurance products.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Years Ended
	December 31,	December 31,	$	%
	2010	2009	Change	Change
Principal transactions revenue ($ millions):
Municipal bonds	$239.5	$262.0	$(22.5)	-9%
Corporate bonds	43.5	67.2	(23.7)	-35%
Certificates of deposit	15.2	32.7	(17.5)	-54%
Government bonds	8.9	20.2	(11.3)	-56%
Unit investment trusts	7.4	6.1	1.3	21%
Collateralized mortgage obligations	6.3	9.9	(3.6)	-36%

Total principal transactions revenue	$320.8	$398.1	$(77.3)	-19%

Related metrics:
Customer dollars invested ($ billions)	$20.2	$28.0	$(7.8)	-28%
Margin per $1,000 invested	$15.80	$14.20	$1.60	11%
U.S. business days	252	252	-	0%

Principal transactions revenue decreased 19% ($77.3 million) to $320.8 million compared to 2009, primarily attributable to a decrease in customer dollars invested, partially offset by an increase in the margin earned on the customer dollars invested. Customers invested $20.2 billion in products that resulted in principal transactions revenue in 2010 compared to $28.0 billion in 2009. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $15.80 during 2010 from $14.20 during 2009 primarily a result of a shift in product mix from shorter-term, lower margin certificates of deposit to higher margin municipal bonds.

Year-over-year, revenue from municipal bonds decreased 9% ($22.5 million), corporate bonds revenue decreased 35% ($23.7 million), certificates of deposit revenue decreased 54% ($17.5 million), government bond revenue decreased 56% ($11.3 million) and collateralized mortgage obligations decreased 36% ($3.6 million), while revenue from unit investment trusts increased 21% ($1.3 million). The decrease in municipal bonds revenue was due to the less attractive yields on municipal bonds relative to treasury securities in addition to a lower supply of traditional tax free bonds in 2010 versus 2009. Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment. Certificates of deposit revenue declined from the 2009 levels, primarily due to a continuing shift in product mix away from certificates of deposit. In 2009, customers were investing more in shorter term fixed-income products such as certificates of deposit when the markets were more volatile, and then moved away from these products in 2010 as the markets began to recover.

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

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Years Ended
	December 31,	December 31,	$	%
	2010	2009	Change	Change
Investment banking revenue ($ millions):
Unit investment trusts	$161.3	$116.6	$44.7	38%
Municipal bonds	36.1	50.9	(14.8)	-29%
Corporate bonds	6.0	5.8	0.2	3%
Government bonds	4.8	9.2	(4.4)	-48%
Equities	0.4	1.3	(0.9)	-69%

Total investment banking revenue	$208.6	$183.8	$24.8	13%

Related metrics:
Customer dollars invested ($ billions)	$6.6	$5.9	$0.7	12%
Margin per $1,000 invested	$31.60	$31.30	$0.30	1%
U.S. business days	252	252	-	0%

Investment banking revenue increased 13% ($24.8 million) to $208.6 million in 2010 compared to 2009, due primarily to an increase in customer dollars invested and margin earned on the customer dollars invested. Customers invested $6.6 billion in products that resulted in investment banking revenue in 2010 compared to $5.9 billion in 2009. The Partnership's margin earned on investment banking for each $1,000 invested increased to $31.60 during 2010 from $31.30 during 2009 primarily as a result of a shift in product mix from lower margin tax free fixed-income products to higher margin taxable fixed-income products.

Unit investment trusts revenue increased 38% ($44.7 million) resulting from increased demand for traditional tax free trusts and the introduction of a new product partner for taxable municipal bonds. This increase was partially offset by a lower volume of taxable debt underwritings.

As unit investment trusts revenue has grown to represent a larger portion of total trade revenue, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected in investment banking revenue and therefore has reclassified the related 2009 revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 30% ($443.6 million) to $1.9 billion compared to 2009. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

Asset-based

	Years Ended
	December 31,	December 31,	$	%
	2010	2009	Change	Change
Asset-based fee revenue ($ millions):
Service fees	$693.9	$579.7	$114.2	20%
Advisory program fees	543.9	192.8	351.1	182%
Revenue sharing	119.0	110.8	8.2	7%
Money market fees	20.9	69.9	(49.0)	-70%
Trust fees	19.6	14.2	5.4	38%

Total asset-based fee revenue	$1,397.3	$967.4	$429.9	44%

Related metrics ($ billions):
Average U.S. customer asset values(1) :
Mutual fund assets held outside of advisory programs	$274.0	$216.6	$57.4	27%
Insurance	44.8	36.4	8.4	23%
Advisory programs	40.8	15.0	25.8	172%
Money market	18.8	21.4	(2.6)	-12%

Total customer asset values	$378.4	$289.4	$89.0	31%

(1)	U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for both years ended December 31, 2010 and 2009.

Asset-based fee revenue increased 44% ($429.9 million) to $1.4 billion due primarily to continued growth of customer dollars invested into advisory programs and increases in the average market values of customer assets on which the Partnership receives asset-based fees. Service fee revenue increased 20%, which is consistent with the movement in the S&P 500 Index, which averaged 20% higher during 2010 compared to 2009.

Advisory programs fee revenue, which primarily includes Advisory Solutions and Managed Account Program fee revenue, was $543.9 million in 2010 as compared to $192.8 million in 2009, an increase of $351.1 million. Customer assets in the advisory programs as of December 31, 2010 and 2009 were $53.7 billion and $28.7 billion, respectively. The average value of customer assets in the advisory programs were $40.8 billion in 2010 compared to $15.0 billion in 2009, and has grown due to both an increase in the net inflows of customer dollars into the programs of 21% ($3.8 billion), to $21.6 billion in 2010, as well as the market appreciation of existing asset values. Customer assets held in the advisory programs include assets previously held with the Partnership.

Revenue sharing increased 7% ($8.2 million), to $119.0 million in 2010 as compared to 2009. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease in rates earned related to certain product partner revenue sharing agreements.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 70% ($49.0 million) in 2010 as compared to 2009 due primarily to an increase in the voluntary reduction of certain fees. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $83.6 million and $51.2 million to the revenue earned by the Partnership in 2010 and 2009, respectively, which decreased money market fees by $32.4 million year-over-year, and is expected to continue at that level in future periods, based upon the current interest rate environment. Money market fees were also lower as a result of a 12% decrease in average money market asset balances during 2010.

Account and Activity

	Years Ended

	December 31,	December 31,	$	%
	2010	2009	Change	Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$273.7	$269.5	$4.2	2%
Retirement account fees	132.7	128.6	4.1	3%
Other account and activity fees	96.9	91.5	5.4	6%

Total account and activity fee revenue	$503.3	$489.6	$13.7	3%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	15.8	15.4	0.4	3%
Retirement accounts	3.4	3.2	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $503.3 million increased 3% ($13.7 million) year-over-year. Revenue received from sub-transfer agent services performed for mutual fund companies increased 2% ($4.2 million) to $273.7 million due to an increase in sub-transfer agent services accounts. In addition, retirement account fees increased 3% ($4.1 million) to $132.7 million compared to 2009 due to increases in the number of retirement accounts and termination fees. Other account and activity fees increased 6% ($5.4 million) to $96.9 million due to net increases in various other types of fees including mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended

	December 31,	December 31,	$	%
	2010	2009	Change	Change
Net interest and dividends revenue ($ millions):
Customer loan interest	$112.7	$100.0	$12.7	13%
Overnight investing interest	9.9	6.7	3.2	48%
Other interest and dividends	4.2	5.9	(1.7)	-29%
Interest expense	(56.3)	(57.6)	1.3	2%

Total net interest and dividends revenue	$70.5	$55.0	$15.5	28%

Related metrics:
Average funds invested ($ millions)	$4,046.8	$3,150.2	$896.6	28%
Average rate earned	0.24%	0.21%	0.03%	14%

Average customer loan balance ($ millions)	$2,144.3	$1,921.9	$222.4	12%
Average rate earned	5.26%	5.20%	0.06%	1%

Net interest and dividends revenue increased 28% ($15.5 million) to $70.5 million year-over-year due primarily to increases in customer margin loan balances, average amounts invested and interest rates. Interest from customer loans increased 13% ($12.7 million) to $112.7 million. The average aggregate customer loan balance increased 12% ($222.4 million) to $2.1 billion, and the average rate earned on those customer loan balances increased to 5.26% during 2010 from 5.20% in 2009. Collateral held in customer accounts with loan balances increased 5% ($480.0 million) to $9.9 billion in 2010 as compared to 2009. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during 2010 and 2009.

Additionally, interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 48% ($3.2 million). The related average funds invested during 2010 was $4.0 billion, compared to $3.2 billion in 2009, including $3.0 billion and $2.3 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of December 31, 2010 and 2009, respectively. The average rate earned on this type of investment increased to 0.24% during 2010 from 0.21% during 2009. In addition, interest expense decreased $1.3 million to $56.3 million during 2010 due primarily to reductions in interest paid on liabilities subordinated to claims of unsecured creditors due to lower outstanding balances and in limited partner interest due to limited partner liquidations. These decreases were partially offset by increases in interest expense on financing activities initiated in 2009. See the Liquidity and Capital Resources discussion below for additional information.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue decreased 14% ($5.1 million) to $30.5 million year-over-year. The decrease between years is primarily attributable to the change in value in the investments held related to the Partnership’s non-qualified deferred compensation plan, partially offset by an increase in transitional services revenue, resulting from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary, further described in Note 2 to the Consolidated Financial Statements. The investments held related to the non-qualified deferred compensation plan increased in market value by $7.6 million during 2010 versus an increase of $14.8 million in 2009, resulting in a $7.2 million decrease in revenue year-over-year. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership’s income before allocations to partners. This decrease is partially offset by a $3.7 million increase resulting from transitional services revenue received from Towry. However, the Partnership’s responsibility to provide transitional services, and the corresponding revenue received ended in the third quarter of 2010, as expected.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended

	December 31,	December 31,	$	%
	2010	2009	Change	Change
Operating expenses ($ millions):
Compensation and benefits	$2,643.7	$2,215.8	$427.9	19%
Occupancy and equipment	343.3	319.0	24.3	8%
Communications and data processing	290.1	285.9	4.2	1%
Payroll and other taxes	159.9	140.7	19.2	14%
Advertising	55.7	48.4	7.3	15%
Postage and shipping	49.8	50.4	(0.6)	-1%
Clearance fees	11.6	13.1	(1.5)	-11%
Other operating expenses	159.9	148.5	11.4	8%

Total operating expenses	$3,714.0	$3,221.8	$492.2	15%

Related metrics:
Number of branches	11,375	11,182	193	2%
Full-time equivalent employees:
Financial advisors:
At year end	12,616	12,615	1	0%
Average	12,694	12,164	530	4%
Branch employees:
At year end	13,002	12,310	692	6%
Average	12,665	12,062	603	5%
Headquarters employees:
At year end	4,898	4,834	64	1%
Average	4,866	4,817	49	1%
Headquarters employees per 100 financial advisors (average)	38.3	39.6	(1.3)	-3%
Branch employees per 100 financial advisors (average)	99.8	99.2	0.6	1%
Operating expenses per average financial advisor(1)	$159,000	$159,849	$(849)	-1%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 15% ($492.2 million) to $3.7 billion compared to 2009 primarily due to increases in compensation and benefits and related payroll taxes, occupancy and equipment and advertising expenses.

Total compensation and benefits costs increased 19% ($427.9 million) to $2.6 billion, primarily due to increases in financial advisor compensation and variable compensation.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 22% ($251.9 million). This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 18% ($29.6 million) due to fewer financial advisor hires participating in these compensation programs as well as changes made to those compensation programs. The Partnership found that potential new financial advisors who would be leaving successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, the Partnership is raising the guaranteed base pay to better recruit financial advisors.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In 2010, variable compensation increased 154% ($166.4 million), to $274.6 million, as compared to $108.2 million in 2009. This increase is a result of the Partnership’s increased profitability.

Headquarters salary and benefit expense increased 1% ($2.4 million) to $347.5 million in 2010. Branch salary and benefit expense increased 8% ($33.4 million) to $467.5 million. Branch salary and benefit expense increased as the Partnership added personnel to support increased productivity of its financial advisor network. The Partnership implemented a salary freeze for headquarters and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during the last three quarters of 2009 and through the first quarter of 2010. Effective April 1, 2010, the Partnership lifted its salary freeze, which has resulted in approximately $9.0 million of additional annual expense during 2010 as compared to 2009, related to branch and headquarters employees. In addition, an increase in staffing levels also increased compensation costs in 2010 as compared to 2009. On a full-time equivalent (“FTE”) basis, the Partnership had 4,898 headquarters employees and 13,002 branch employees as of December 31, 2010, compared to 4,834 headquarters employees and 12,310 branch employees as of December 31, 2009.

The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch employees to financial advisors as key metrics in managing its costs. In 2010, there were an average of 38.3 headquarters employees and 99.8 branch employees for each 100 financial advisors, compared to an average of 39.6 headquarters employees and 99.2 branch employees for each 100 financial advisors in 2009. The decline in the average headquarters employees for each 100 financial advisor ratio is a result of the Partnership’s cost management strategy to continue to grow its financial advisor network while growing its headquarters support staff at a slower pace. If the Partnership is unable to grow its financial advisor network in 2011, the average number of headquarters employees per 100 financial advisors is expected to increase in 2011, which will result in growing headquarters compensation costs at a faster rate than financial advisors. The increase in average branch employees for each 100 financial advisor ratio year-over-year is due to growth in branch employees at a higher rate than the growth in financial advisors.

Occupancy and equipment expense increased 8% ($24.3 million) to $343.3 million compared to 2009 due to increases of $15.4 million and $8.9 million in costs related to the continued expansion of the Partnership’s branch office network and headquarters facilities, respectively.

The remaining operating expenses increased 6% ($40.0 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in advertising costs as the Partnership has increased its advertising efforts compared to last year.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation. While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance at the individual financial advisor level, as well as the number of branch employees, impacts the amount of bonus expense allocated to each reportable segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating each reportable segment’s financial performance and are provided in the table below.

The Canada segment information as reported in the following table is based upon the Canadian broker-dealer's Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Years Ended

	December 31,	December 31,	$	%
	2010	2009	Change	Change
Net revenue:
United States of America	$3,939.8	$3,367.0	$572.8	17%
Canada	167.0	123.4	43.6	35%

Total net revenue	4,106.8	3,490.4	616.4	18%

Operating expenses (excluding variable compensation):
United States of America	3,261.7	2,957.3	304.4	10%
Canada	177.7	156.3	21.4	14%

Total operating expenses	3,439.4	3,113.6	325.8	10%

Pre-variable income (loss):
United States of America	678.1	409.7	268.4	66%
Canada	(10.7)	(32.9)	22.2	67%

Total pre-variable income	667.4	376.8	290.6	77%

Variable compensation:
United States of America	266.1	106.0	160.1	151%
Canada	8.5	2.2	6.3	286%

Total variable compensation	274.6	108.2	166.4	154%

Income (loss) from continuing operations:
United States of America	412.0	303.7	108.3	36%
Canada	(19.2)	(35.1)	15.9	45%

Income from continuing operations	$392.8	$268.6	$124.2	46%

Customer assets under care ($ billions):
United States of America
At year end	$557.3	$502.5	$54.8	11%
Average	$521.9	$444.6	$77.3	17%
Canada
At year end	$15.3	$13.0	$2.3	18%
Average	$13.9	$10.8	$3.1	29%

Financial advisors:
United States of America
At year end	11,980	11,927	53	0%
Average	12,016	11,500	516	4%
Canada
At year end	636	688	(52)	-8%
Average	677	664	13	2%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 17% ($572.8 million) in 2010 from 2009 primarily due to increases in trade revenue ($139.4 million), service fees ($103.0 million), advisory programs revenue ($350.9 million), and net interest income ($15.8 million), partially offset by a decrease in money market fees ($49.0).

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $23.90 in 2010 from $22.20 in 2009 due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products. Additionally, customer dollars invested increased $0.2 billion to $83.8 billion from $83.6 billion in 2009. Service fee revenue increased as higher equity market values in 2010 lifted the average asset values on which service fees are earned. Advisory programs fee revenue increased because customer dollars invested into the programs have grown significantly (21% or $3.8 billion). Net interest income increased primarily due to increases in the average rates earned on an increased amount of overnight investing and increases in client margin loan interest due to an increase in interest rates and average margin loans outstanding. The decrease in money market revenue is primarily due to the voluntary reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $83.6 million in 2010, as compared to a reduction of revenue of $51.2 million in 2009, therefore resulting in a decrease in revenue by $32.4 million year-over-year.

Operating expenses (excluding variable compensation) increased 10% ($304.4 million) primarily due to increases in financial advisor compensation, occupancy and equipment costs, payroll and other taxes and advertising costs. The increases in financial advisor compensation of $236.2 million and payroll and other taxes of $18.6 million were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. The increase in occupancy and equipment costs of $21.4 million was due to increased costs related to the continued expansion of the Partnership’s branch office network and headquarters facilities. The increase in advertising costs of $6.1 million was due to the Partnership increasing its advertising programs as compared to last year.

Canada

Net revenue increased 35% ($43.6 million) in 2010 from 2009 primarily due to increases in trade revenue ($23.1 million), asset-based fee revenue ($11.4 million), account and activity fee revenue ($3.5 million) and other revenue ($6.0 million). Trade revenue increased primarily due to higher margins earned on each $1,000 invested by customers, which increased 9% to $26.20 in 2010 from $24.10 in of 2009. This increase is due to a product mix shift from lower margin certificate of deposits and fixed income products to higher margin equity and mutual fund products, and higher customer dollars invested, which increased 21% ($0.7 billion), from $3.4 billion in 2009, to $4.1 billion in 2010. Asset-based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions year-over-year. Account and activity fee and other revenue increased due to an increase in retirement account fees of $2.0 million as well as an increase in foreign currency gains of $6.0 million due to the revaluation of U.S. dollar denominated balance sheet accounts.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) increased 14% ($21.4 million) in 2010 from 2009 primarily due to a $15.7 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. In addition, headquarters and branch salary and benefit expense increased $4.2 million as the Partnership added personnel to support its financial advisor network. The remainder of the increase is primarily due to increases in occupancy and equipment costs, primarily in rent expense due to prior year growth in the Partnership’s branch office network as well as in advertising costs due to an increase in the advertising programs as compared to last year.

As a result, the pre-variable income for the Canadian business segment improved from a loss of $32.9 million in 2009 to a loss of $10.7 million in 2010, an improvement of 67% ($22.2 million).

This improvement to the financial results of the Canadian business segment is due in part to the Partnership's focus on a plan to accelerate the path to profitability for the Canadian segment ("Canada Plan to Profitability"). The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives include the roll out of a managed fee-based program as well as other new products or enhancements, which were launched in 2010. Expense reduction efforts in 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts.

However, the fact that the Partnership has had lower financial advisor recruits and a decrease in the number of financial advisors could impact the Partnership's ability to grow revenue in the future, and thus could impact the ability for the Partnership to reach its plan to profitability for the Canadian business segment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2009 was an unusual year, in that turbulent market conditions at the beginning of the year were still being experienced (which began in late 2008), including a continuing decline in asset values, interest rates and customer activity. However, by mid-year, asset values had began to rebound, and was reflected in the Partnership's results, which also improved throughout 2009. The Partnership's net revenues increased in each quarter throughout 2009. Asset values and customer activity began to increase mid-year 2009, consistent with the increase in the Dow Jones Industrial Average ("DJIA"), as of December 31, 2009 as compared to December 31, 2008. Due to the fact that 2008 started off with strong results (before the economic downturn in late 2008), 2009 as compared to 2008 reflects decreases in many of the financial and related metrics used by the Partnership in the evaluation of its business results. Trade revenue comprised 56% and 57% of net revenue for 2009 and 2008, respectively and fee revenue comprised 42% and 41% in 2009 and 2008, respectively. The increase in fee revenue as a percentage of net revenue was caused by an increase in advisory program fees due to increased asset values due to the increase in customer dollars into the program as well as an increase in overall asset values related to market growth. Financial advisor compensation decreased as a result of the decrease in revenues on which financial advisors are compensated and the reduction in the Partnership's profitability.

For 2009, net revenue decreased 7% ($259.1 million) to $3.5 billion, which was primarily attributable to decreased trade revenue, asset-based fee revenue and net interest income, which were partially offset by an increase in account and activity fee revenue and other revenue. Compensation and benefits expenses decreased primarily due to decreased financial advisor compensation and variable compensation due to reduced revenues and reduced Partnership profitability. Income from continuing operations decreased 30% ($116.1 million) to $268.6 million. The Partnership’s profit margin based on income from continuing operations decreased to 7.6% in 2009 from 10.1% in 2008.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership focused on reducing other operating expenses through cost savings measures, which resulted in an overall decrease in operating expenses, including compensation and benefit costs, of 4%. Despite the unusual economic times, the Partnership remained focused throughout 2009 on growing the number of financial advisors and its branch office network. During 2009, the Partnership added 798 financial advisors ending the year with 12,615 financial advisors, an increase of 7% from 11,817 as of December 31, 2008.

The discussion below details the major fluctuations and the drivers of those fluctuations for each of the major categories of the Partnership’s Consolidated Statements of Income for the year ended December 31, 2009 as compared to 2008.

Trade Revenue

Trade revenue of $1.9 billion decreased 9% ($186.5 million) during 2009 compared to 2008. This decrease in trade revenue was due to a decrease in customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission) and one less business day in 2009, which was partially offset by an increase in the margin earned on overall customer dollars invested. Total customer dollars invested were $87.1 billion during 2009, a 23% ($25.9 billion) decrease from $113.0 billion in 2008 primarily caused by recent market conditions and weakened investor confidence. The Partnership’s margin earned on each $1,000 invested increased to $22.30 in 2009 from $18.90 in 2008. This increase was primarily due to customer investments beginning to shift back to a longer term oriented product mix, including mutual funds and equities, from short-term (lower margin) certificates of deposit, as the market partially recovered in the second half of 2009. A discussion specific to each component of trade revenue follows.

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

Commissions revenue decreased 12% ($191.7 million) in 2009 to $1.4 billion. Commissions revenue decreased year-over-year due primarily to a 15% ($9.2 billion) decrease in customer dollars invested in commission generating transactions to $53.2 billion and one less business day in 2009, which was partially offset by an increase in the margin earned on the customer dollars invested. The Partnership's margin earned on each $1,000 invested in commission generating transactions increased to $25.60 in 2009 from $24.90 in 2008. This increase in margin earned is primarily due to a decrease in the average trade size for mutual funds and equities which earn higher margins, in addition to a shift in product mix from fixed and variable annuities to higher margin life and long-term care insurance products. Underlying the decrease in commission revenues, mutual fund commissions decreased 19% ($180.4 million) and insurance commissions decreased 4% ($10.8 million) due to the decrease in customer dollars invested as mentioned above.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Years Ended

	December 31,	December 31,	$	%
	2009	2008	Change	Change
Principal transactions revenue ($ millions):
Municipal bonds	$262.0	$265.2	$(3.2)	-1%
Corporate bonds	67.2	125.9	(58.7)	-47%
Certificates of deposit	32.7	65.3	(32.6)	-50%
Government bonds	20.2	15.5	4.7	30%
Collateralized mortgage obligations	9.9	15.9	(6.0)	-38%
Unit investment trusts	6.1	5.5	0.6	11%

Total principal transactions revenue	$398.1	$493.3	$(95.2)	-19%

Related metrics:
Customer dollars invested ($ billions)	$28.0	$47.1	$(19.1)	-41%
Margin per $1,000 invested	$14.20	$10.60	$3.60	34%
U.S. business days	252	253	(1)	0%

Principal transactions revenue decreased 19% ($95.2 million) to $398.1 million compared to 2008, primarily attributable to a decrease in customer dollars invested, partially offset by an increase in the margin earned on the customer dollars invested. Customers invested $28.0 billion in products that resulted in principal transactions revenue in 2009 compared to $47.1 billion in 2008. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $14.20 during 2009 from $10.60 during 2008 primarily a result of customers beginning to shift back to a longer term product mix from the short-term (lower margin) certificates of deposit to higher margin fixed income products.

Year-over-year, revenue from municipal bonds decreased 1% ($3.2 million), corporate bonds revenue decreased 47% ($58.7 million), certificate of deposit revenue decreased 50% ($32.6 million) and revenue from collateralized mortgage obligations decreased 38% ($6.0 million), while revenue from government bonds increased 30% ($4.7 million), and unit investment trust revenue increased 11% ($0.6 million). Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment. Certificates of deposit revenue declined from the 2008 levels, primarily due to the shift in product mix away from certificates of deposit in 2009. In the latter part of 2008, customers moved more toward certificates of deposit when the markets became volatile, and then moved away from certificates of deposit in 2009 as the markets began to recover.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected as investment banking revenue and therefore has reclassified the related 2009 and 2008 revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice. For further information, see the related discussion in the following investment banking section.

Investment Banking

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Investment banking revenue ($ millions):
Unit investment trusts	$116.6	$15.0	$101.6	677%
Municipal bonds	50.9	50.9	0.0	0%
Corporate bonds	5.8	10.6	(4.8)	-45%
Government bonds	9.2	5.9	3.3	56%
Equities	1.3	1.0	0.3	30%

Total investment banking revenue	$183.8	$83.4	$100.4	120%

Related metrics:
Customer dollars invested ($ billions)	$5.9	$3.5	$2.4	69%
Margin per $1,000 invested	$31.30	$24.20	$7.10	29%
U.S. business days	252	253	(1)	0%

Investment banking revenue increased 120% ($100.4 million) to $183.8 million in 2009 compared to 2008, due primarily to an increase in customer dollars invested and margin earned on the customer dollars invested. Customers invested $5.9 billion in products that resulted in investment banking revenue in 2009 compared to $3.5 billion in 2008. The Partnership’s margin earned on investment banking for each $1,000 invested increased to $31.30 during 2009 from $24.20 during 2008 primarily as a result of a shift in product mix from lower margin tax free fixed-income products to higher margin taxable fixed-income products.

Unit investment trusts revenue increased 677% ($101.6 million) resulting from increased demand for traditional tax free trusts and the introduction of a new trust for taxable municipal bonds.

As unit investment trusts revenue has grown to represent a larger portion of total trade revenue, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected in investment banking revenue, versus principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, decreased 5% ($75.6 million) to $1.5 billion compared to 2008. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

Asset-based

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Asset-based fee revenue ($ millions):
Service fees	$579.7	$705.6	$(125.9)	-18%
Advisory solutions fees	155.0	19.7	135.3	687%
Revenue sharing	110.8	141.3	(30.5)	-22%
Money market fees	69.9	131.2	(61.3)	-47%
Managed account program	37.8	51.0	(13.2)	-26%
Trust fees	14.2	12.8	1.4	11%

Total asset-based fee revenue	$967.4	$1,061.6	$(94.2)	-9%

Related metrics ($ billions):
Average U.S. customer asset values(1) :
Mutual fund assets held outside of Advisory Solutions	$216.6	$258.7	$(42.1)	-16%
Insurance	36.4	38.4	(2.0)	-5%
Money market	21.4	23.0	(1.6)	-7%
Advisory Solutions(2)	13.1	2.8	10.3	368%

Total customer asset values	$287.5	$322.9	$(35.4)	-11%

(1)	U.S. asset fee revenue represents 97% and 96% of consolidated asset fee revenue for the years ended December 31, 2009 and 2008, respectively.
(2)	The 2008 amount is the average for the last seven months of the year as the program was not launched until June 2008.

Asset-based fee revenue decreased 9% ($94.2 million) to $967.4 million due primarily to decreases in the average market values of customer mutual fund assets held which is a reflection of the decline in the stock market, which occurred during late 2008 and early 2009. The Advisory Solutions program was first offered by the Partnership in June 2008. The revenue from this program was $155.0 million in 2009 as compared to $19.7 million in 2008, a $135.3 million increase. The value of customer assets in the Advisory Solutions program was $26.0 billion as of December 31, 2009 compared to $5.1 billion as of December 31, 2008. Customer assets held in Advisory Solutions includes other assets previously held with the Partnership.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 47% ($61.3 million) due primarily to voluntary reduction of certain fees earned in 2009. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current low interest rate environment, beginning in March 2009, the investment adviser has voluntarily chosen to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $51.2 million to the revenue earned by the Partnership. Money market fees were also lower as a result of a 7% decrease in average asset values during 2009. Based upon the current interest rate environment, the reduction in fees charged to the funds is expected to continue in future periods and is estimated to reduce the Partnership’s revenue by a total of approximately $85.0 million annually.

Account and Activity

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$269.5	$271.9	$(2.4)	-1%
Retirement account fees	128.6	118.8	9.8	8%
Other account and activity fees	91.5	80.3	11.2	14%

Total account and activity fee revenue	$489.6	$471.0	$18.6	4%

Related metrics ($ millions):
Average customer accounts:
Sub-transfer agent services(1)	15.4	15.9	(0.5)	-3%
Retirement accounts	3.2	3.0	0.2	7%

(1) Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $489.6 million increased 4% ($18.6 million) year-over-year. Revenue received from sub-transfer agent services performed for mutual fund companies decreased $2.4 million to $269.5 million. In addition, retirement account fees increased 8% ($9.8 million) to $128.6 million compared to 2008, due primarily to an increase in the number of U.S. retirement accounts. The major components of other account and activity fees revenue are mortgage revenue, proxy revenue, dividend reinvestment fees, postage and handling fees and other fees. Other account and activity fees revenue is up $11.2 million to $91.5 million in 2009. The primary reason for the increase is due to an increase in the revenue earned from mortgage services provided to customers of the Partnership through a joint venture. The interest rate environment in 2009 resulted in an increase in mortgage refinance activity and therefore an increase in the related revenue.

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

Other Revenue

Other revenue increased $61.2 million year-over-year. The increase between years is primarily attributable to the increase in value in the investments held related to the Partnership’s non-qualified deferred compensation plan and foreign currency translation gains in 2009. The investments held related to the non-qualified deferred compensation plan increased in fair value by $14.8 million through December 31, 2009, versus a decrease of $28.4 million in 2008, resulting in a $43.2 million increase in revenue year-over-year. As the fair value of the investments held related to the non-qualified compensation plan fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and benefits expense, which results in no net impact to the Partnership’s income before allocations to partners. See Note 1 to the Consolidated Financial Statements for further information on the non-qualified deferred income plan. The translation of the Partnership’s Canadian subsidiary’s Consolidated Statement of Financial Condition from local currency to U.S. dollars resulted in a $6.4 million gain during 2009 compared to a $5.2 million loss in the same period of 2008, resulting in a $11.6 million increase in revenue.

PART II

Item7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Operating expenses ($ millions):
Compensation and benefits	$2,215.8	$2,290.6	$(74.8)	-3%
Occupancy and equipment	319.0	297.6	21.4	7%
Communications and data processing	285.9	309.2	(23.3)	-8%
Payroll and other taxes	140.7	138.2	2.5	2%
Postage and shipping	50.4	56.1	(5.7)	-10%
Advertising	48.4	64.1	(15.7)	-24%
Clearance fees	13.1	18.0	(4.9)	-27%
Other operating expenses	148.5	191.0	(42.5)	-22%

Total operating expenses	$3,221.8	$3,364.8	$(143.0)	-4%

Related metrics:
Number of branches	11,182	10,512	670	6%

Full-time equivalent employees:
Financial advisors:
At year end	12,615	11,817	798	7%
Average	12,164	11,395	769	7%
Branch employees:
At year end	12,310	11,818	492	4%
Average	12,062	11,570	492	4%
Headquarters employees:
At year end	4,834	4,812	22	0%
Average	4,817	4,724	93	2%
Headquarters employees per
100 financial advisors (average)	39.6	41.5	(1.9)	-5%
Branch employees per 100 financial advisors (average)	99.2	101.5	(2.3)	-2%

Operating expenses per average financial advisor(1)	$159,849	$172,686	$(12,837)	-7%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses decreased 4% ($143.0 million) to $3.2 billion compared to 2008.

Total compensation and benefits costs decreased 3% ($74.8 million) to $2.2 billion, primarily due to decreases in financial advisor compensation and variable compensation, partially offset by increases in financial advisor salary and subsidy and headquarters and branch salary and fringe benefits.

Financial advisor compensation (excluding variable compensation and financial advisor salary and subsidy discussed below) decreased 4% ($52.9 million). This decrease is primarily due to a $96.1 million decrease in the financial advisor compensation due to decreased trade and service fee revenue on which financial advisor commissions are paid, partially offset by the $43.2 million increase related to the Partnership’s non-qualified deferred compensation plan mentioned above.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office assistants and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. In 2009, variable compensation decreased 38% ($66.8 million) to $108.2 million, as compared to $175.0 million in 2008.

Financial advisor salary and subsidy, which includes financial advisor compensation programs during their initial years of service, increased 11% ($16.3 million) as a result of new financial advisor compensation programs as well as an increased number of financial advisors participating in the programs.

Headquarters salary and benefit expense increased 4% ($14.3 million) to $345.1 million year-over-year. Branch salary and benefit expense increased 4% ($18.3 million) to $434.1 million. Headquarters and branch salary and benefit expense increased as the Partnership added personnel to support its expanding financial advisor network. The Partnership implemented a salary freeze for headquarters and branch employees effective April 1, 2009, due to overall market conditions, which avoided increases in individual employee compensation costs during 2009. Effective April 1, 2010, the Partnership anticipates it will lift its salary freeze, which will result in a future increase to headquarters and branch salary and benefit expense. On a FTE basis, the Partnership had 4,834 headquarters employees and 12,310 branch staff employees as of December 31, 2009, compared to 4,812 headquarters employees and 11,818 branch staff employees as of December 31, 2008. The increase in branch employees is to directly support the increased number of financial advisors. The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch staff to financial advisors as key metrics in managing its costs. For the year ended December 31, 2009, there was an average of 39.6 headquarters employees and 99.2 branch staff for each 100 financial advisors, compared to 41.5 headquarters employees and 101.5 branch staff for each 100 financial advisors in 2008. The decline in both ratios during 2009 is a result of the Partnership’s cost management strategy to continue to grow its financial advisor network while growing its support staff at a slower pace.

Occupancy and equipment expense increased 7% ($21.4 million) to $319.0 million compared to 2008 due to increased costs related to the continued expansion of the Partnership’s branch office network and headquarters facilities.

The remaining operating expenses decreased 12% ($89.6 million) primarily due to the Partnership’s focus on reducing discretionary operating costs, most notably in the communications and data processing, advertising and other operating expense categories.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Financial information about the Partnership’s reportable segments, for the years ended December 31, 2009 and 2008, is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Years Ended
	December 31,	December 31,	$	%
	2009	2008	Change	Change
Net revenue:
United States of America	$3,367.0	$3,590.9	$(223.9)	-6%
Canada	123.4	158.6	(35.2)	-22%

Total net revenue	3,490.4	3,749.5	(259.1)	-7%

Operating expenses:
United States of America	2,957.3	3,015.0	(57.7)	-2%
Canada	156.3	174.8	(18.5)	-11%

Total operating expenses	3,113.6	3,189.8	(76.2)	-2%

Pre-variable income (loss):
United States of America	409.7	575.9	(166.2)	-29%
Canada	(32.9)	(16.2)	(16.7)	-103%

Total pre-variable income	376.8	559.7	(182.9)	-33%

Variable compensation:
United States of America	106.0	165.6	(59.6)	-36%
Canada	2.2	9.4	(7.2)	-77%

Total variable compensation	108.2	175.0	(66.8)	-38%

Income (loss) from continuing operations:
United States of America	303.7	410.3	(106.6)	-26%
Canada	(35.1)	(25.6)	(9.5)	-37%

Income from continuing operations	$268.6	$384.7	$(116.1)	-30%

Customer assets under care ($ billions):
United States of America
At year end	$502.5	$411.7	$90.8	22%
Average	$444.6	$478.1	$(33.5)	-7%
Canada
At year end	$13.0	$9.1	$3.9	43%
Average	$10.8	$11.8	$(1.0)	-8%

Financial advisors:
United States of America
At year end	11,927	11,183	744	7%
Average	11,500	10,770	730	7%
Canada
At year end	688	634	54	9%
Average	664	625	39	6%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Trade revenue decreased primarily due to lower customer dollars invested, which decreased $24.5 billion (23%) from $108.1 billion, to $83.6 billion in 2009. Service fee revenue decreased due to the decline in average asset values on which service fees are earned, due to the market downturn in late 2008 and early 2009. The decrease in money market revenue is due to the reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $51.2 million in 2009. Net interest income declined primarily due to further declines in the average rates earned on overnight investing and declines in client margin loan interest. Advisory Solutions growth in revenue is due to the fact that the program was launched in mid-2008 and customer dollars invested into the program have grown significantly. The increase in the value of the investments held related to the non-qualified deferred compensation plan of $14.8 million in 2009, as compared to a decrease in 2008 of $28.4 million, resulted in an increase in revenue in 2009 of $43.2 million.

Operating expenses decreased 2% ($57.7 million) primarily due to the cost savings measures that the Partnership put in place in 2009 partially offset by increases in costs related to the growth of the financial advisor network and the related expense due to the increase in the value of the investments held related to the non-qualified deferred compensation plan (described above).

Canada

Net revenue decreased 22% ($35.2 million) in 2009, from 2008 primarily due to decreases in trade revenue ($16.9 million), asset-based fee revenue ($8.1 million) and in net interest income ($4.8 million). Trade revenue decreased primarily due to lower customer dollars invested, which decreased $1.4 billion (29%), from $4.8 billion in 2008, to $3.4 billion in 2009. Asset-based fee revenue has decreased due to the decline in average asset values on which these fees are earned, mostly due to the decline in the market in late 2008 and into early 2009. The decrease in net interest income is due to the significant declines of interest rates earned on interest bearing assets.

Operating expenses decreased 11% ($18.5 million) in 2009, from 2008 primarily due to a $13.2 million decrease in financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) due to the decrease in revenue on which commissions are paid. In addition, there were decreases in advertising expense ($4.0 million) and travel and entertainment expenses ($2.0 million) due to cost savings efforts in place in 2009. In July 2008, the Canadian broker-dealer’s parent company, Edward Jones, began allocating costs for administrative and management support to the Canadian broker-dealer. Had the Partnership been allocating these costs during the entire year, 2008 management fee expense, as well as the loss from continuing operations, would have been approximately $4.0 million higher.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

REGULATORY REFORM

Financial Services Regulatory Reform. The SEC is responsible for implementing a series of regulatory initiatives under the Dodd-Frank Act. Among numerous other provisions, the Dodd-Frank Act directs the SEC to study existing practices in the industry and grants the SEC discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers, and such other customers as the SEC provides by rule. For further discussion of this Act, see “Regulatory Reform” risk factor in Part II, Item 1A – Risk Factors section.

Healthcare Reform. The PPACA was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results. However, the Partnership has performed an initial evaluation of the impact of the increase in dependent eligibility applicable to 2011 and related premiums to employees and has determined that this element of the reform is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

Rule 12b-1 Fees. The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include “Rule 12b-1 fees” and expense reimbursements. Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the funds assets. The SEC currently does not limit the size of Rule 12b-1 fees that funds may pay. FINRA does impose such limitations. However, on July 21, 2010 the SEC proposed reform of Rule 12b-1 under the ICA. The proposal includes: rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee. Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or not enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results, related to this proposed reform of Rule 12b-1.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 66%, 60% and 62% of its total revenue from sales and services related to mutual fund and annuity products in 2010, 2009 and 2008, respectively. In addition, the Partnership derived 21%, 25% and 31% of its total revenue in 2010, 2009 and 2008, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

Partnership Capital

A portion of the Partnership’s growth in capital has historically been through the sale of limited partnership interests to its employees and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners and retention of general partner earnings.

The Partnership commenced an offering of limited partnership interests in 2010. In connection with the 2010 limited partnership offering, it filed a Registration Statement with the SEC on July 2, 2010, and an amendment thereto on September 3, 2010. The Registration Statement was also filed with various state securities commissions. The SEC declared the Registration Statement effective as of September 27, 2010, and the Registration Statement was declared effective by state securities commissions at or around the same time. As indicated in the Registration Statement, limited partnership interests were offered in the U.S. to certain current and former employees of the Partnership’s subsidiaries and certain general partners of the Partnership. The limited partnership interests were also offered in Canada to such persons pursuant to an exemption from the prospectus requirements under applicable Canadian securities laws and, in certain instances, pursuant to an order from certain Canadian securities commissions granting exemptive relief from such prospectus requirements. The Limited Partnership Offering closed on January 3, 2011 with $223.9 million limited partner capital accepted. The Partnership intends to use the proceeds of the limited partnership offering for working capital and general corporate purposes, including continued satisfaction of regulatory net capital requirements. The Partnership now has approximately 15,000 limited partners owning nearly $675.0 million of limited partner capital.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership’s capital subject to mandatory redemption at December 31, 2010, net of the reserve for anticipated withdrawals, was $1.5 billion, an increase of $60.2 million from December 31, 2009, which excludes the proceeds of the limited partnership offering discussed above. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($84.8 million) and the issuance of subordinated limited partner interests ($36.0 million), offset by redemption of limited partner, subordinated limited partner and general partner interests ($11.6 million, $10.0 million and $39.0 million, respectively). The Partnership Agreement provides, subject to the Managing Partner's discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 28% of income allocated to general partners. During the years ended December 31, 2010, 2009 and 2008, the Partnership retained 27.6%, 26.6% and 27.6%, respectively, of income allocated to general partners. Beginning in 2011, the Partnership intends to decrease the amount of retention to approximately 23% of net income allocated to general partners. If individual income tax rates increase, the Partnership may decrease the percentage of retained net income further.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death, resignation or termination from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the individual partner. Further, under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership due to the partner’s termination or resignation from the Partnership are to be repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminating from the Partnership is usually converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions and to accelerate the return of capital.

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership. Historically, the Partnership has asked certain banks if they would make financing available to partners and have provided the initial documentation to the partner for such banks. Any such bank loan agreement is between the individual and the bank. As of March 31, 2011, the current bank loans of the individual general partners are one year term loans due on February 24, 2012, which are subject to annual renewal and have no required principal payments prior to maturity. In relation to the Partnership’s 2010 Limited Partnership Offering, new bank loans were extended to individual limited partners requiring financing. The current bank loans of the individual limited partners are primarily due on January 2, 2014 and also have no required principal payments prior to that time. The Partnership does not guarantee these bank loans nor can the individual general, subordinated limited or limited partner pledge their partnership interest as collateral for their bank loan.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Additionally, the Partnership has performed certain administrative functions in connection with its partners who have elected to finance a portion of the purchase of partnership interests through individual unsecured bank loans from banks with whom the Partnership has other banking relationships. For all individual purchases financed through such agreements, the individual partner provides an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of the partner’s capital account to the repayment of the partner’s bank loan prior to any funds being released to the partner. In addition, these partners are required to apply partnership earnings, net of any firm retention and any distributions to pay taxes, to service the interest and principal on their bank loan. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity.

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

As mentioned above, many of the same banks which provide financing to individual partners also provide various forms of financing to the Partnership. To the extent these banks increase credit available to the individual partners, financing available to the Partnership may be reduced.

The Partnership, while not a party to any individual partner bank loan, does facilitate making payments of allocated income to certain banks on behalf of the partner. The following table represents amounts related to individual partner bank loans for which the Partnership facilitates certain administrative functions. Individual partners may have arranged their own bank loans to finance their partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the following table, which shows the composition of individual loans with banks:

	As of December 31, 2010
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$451,349	$221,968	$823,408	$1,496,725

Partnership capital owned by partners with individual bank loans	$108,642	$956	$334,118	$443,716

Partnership capital owned by partners with individual bank loans as a percent of total partnership capital	24.1%	0.4%	40.6%	29.6%

Bank loans:
Individual bank loans	$27,798	$274	$107,548	$135,620

Individual bank loans as a percent of total partnership capital	6.2%	0.1%	13.1%	9.1%
Individual bank loans as a percent of partnership capital owned by partners with individual bank loans	25.6%	28.7%	32.2%	30.6%

(1)Partnership capital is net of reserve for anticipated withdrawals

Historically, neither the amount of partnership capital financed with individual bank loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Beginning in 2011, the Partnership will make loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. Prior to 2011, as noted above, general partners obtained loans from banks to finance these partnership interests, as necessary. The Partnership expects that these loans will continue to be renewed by individual partners and will remain with the banks. Loans made by the Partnership to general partners will generally be for a period of one year and will bear interest at the Prime Rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general partners in connection with such loans. General partners borrowing from the Partnership will be required to repay such loans by applying the majority of earnings received from the Partnership to such loans, net of amounts retained by the Partnership according to the Partnership Agreement and amounts distributed for income taxes. However, any bank loans held by a general partner will be repaid prior to any application of earnings towards that partner’s Partnership loans. The Partnership will have full recourse against any general partner that defaults on loan obligations to the Partnership. The general partner capital purchased with a loan from the Partnership will be reflected with an offsetting loan amount in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption.

In addition, the Partnership will not provide loans to members of the Executive Committee (see Item 10 – Directors, Executive Officers and Corporate Governance). Executive Committee members who require financing for some or all of their individual partner capital contributions will continue to obtain a loan directly with banks willing to provide such financing on an individual basis. The Partnership does not anticipate that these changes will have a significant impact on the Partnership’s liquidity or capital resources.

PART II

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the composition of individual loans with banks and the Partnership:

	As of February 25, 2011
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$673,678	$247,366	$887,757	$1,808,801

Partnership capital owned by partners with individual loans	$443,936	$656	$426,325	$870,917

Partnership capital owned by partners with individual loans as a percent of total partnership capital	65.9%	0.3%	48.0%	48.1%

Individual loans:
Individual bank loans	$145,780	$225	$91,681	$237,686
Individual partnership loans	-	-	89,438	89,438

Total individual loans	$145,780	$225	$181,119	$327,124

Individual loans as a percent of total partnership capital	21.6%	0.1%	20.4%	18.1%
Individual loans as a percent of partnership capital owned by partners with individual loans	32.8%	34.3%	42.5%	37.6%

(1)Partnership capital is net of reserve for anticipated withdrawals

Partnership Debt

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of:

(Dollars in thousands)	December 31,	December 31,
	2010	2009

Committed unsecured credit facilities:
2008 Credit Facility(1)	$-	$120,000
2010 Credit Facility	320,000	-

Total committed	320,000	120,000

Uncommitted credit facilities:
Secured	595,000	645,000
Unsecured	50,000	50,000

Total uncommitted	645,000	695,000

Total bank lines of credit	$965,000	$815,000

(1) The 2008 Credit Facility was terminated on July 29, 2010. See discussion below for further information.

PART II

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In July 2010, the Partnership retired its $120 million committed unsecured revolving credit facility obtained in 2008 (“2008 Credit Facility”), which was used for funding the construction of the new buildings and parking garages at its headquarters facilities in St. Louis, Missouri and Tempe, Arizona. The 2008 Credit Facility had a final maturity date of August 22, 2010. As of December 31, 2009, the Partnership had drawn $88.0 million and repaid $30.0 million, resulting in $58.0 million outstanding on the 2008 Credit Facility. On July 29, 2010, the Partnership re-paid the remaining balance outstanding on the 2008 Credit Facility. This final payment terminated the 2008 Credit Facility.

In April 2010, the Partnership entered into an agreement with eight banks for a $320 million committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise. In March 2011, the Partnership replaced the 2010 Credit Facility with a new revolving line of credit (see discussion below for further information). The 2010 Credit Facility had a tiered interest rate based on leverage ratio (ratio of total net debt to total capitalization) or credit rating. Borrowings made with a three-day-advance notice had a rate of LIBOR plus a margin ranging from 2.38% to 3.00%. Same-day borrowings had a rate consisting of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%. In accordance with this agreement, the Partnership was required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.1 billion plus 50% of subsequent issuances in partnership capital, net of reserve for anticipated withdrawals, for each fiscal quarter. As of March 31, 2011, the Partnership has not borrowed against the 2010 Credit Facility.

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395 million committed unsecured revolving line of credit (“2011 Credit Facility”), which has a final maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day-advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same-day borrowings will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.2 billion plus 50% of subsequent issuances of partnership capital. As of March 31, 2011, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During 2010, the Partnership’s uncommitted lines of credit were reduced by $50.0 million by banks participating in the Partnership’s agreement for the 2010 Credit Facility discussed above. This decrease reduced the aggregated uncommitted bank lines of credit to $645.0 million. Subsequent to December 31, 2010, the Partnership’s uncommitted lines of credit were reduced by an additional $50.0 million by banks participating in the Partnership’s agreement for the 2011 Credit Facility and in individual bank loans to limited partners in connection with the Partnership’s 2010 Limited Partnership Offering. This decrease reduced the aggregated uncommitted bank lines of credit to $595.0 million.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of December 31, 2010 and 2009. However, the Partnership had two overnight draws against uncommitted secured lines of credit during the year ended December 31, 2010 totaling $154.0 million and two overnight draws against an uncommitted secured line of credit during the year ended December 31, 2009 totaling $55.0 million.

The following table shows the activity for the Partnership's long-term debt agreements during the year-ended December 31, 2010:

(Dollars in thousands)	December 31, 2009	Borrowings	Payments	December 31, 2010
Activity during period:
2002 Fixed Rate Mortgage	$8,290	$-	$(863)	$7,427
2009 Office Equipment Note Payable	14,610	14,806	(5,722)	23,694
2009 Fixed Rate Mortgage	36,400	-	(1,124)	35,276

Total long-term debt	$59,300	$14,806	$(7,709)	$66,397

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment. Each borrowing under this financing agreement will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of the one-month LIBOR rate and is secured by the equipment being financed. No further amounts are expected to be borrowed under this agreement.

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a headquarters building and related parking garage located on its St. Louis, Missouri, North Campus location. The loan has a fixed monthly principal and interest payment beginning February 1, 2010 through December 1, 2012. On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest, totaling $32.7 million, is due. The fixed interest rate of 3.5% is contingent upon the Partnership, or a subsidiary, maintaining a matching interest bearing deposit account with the lender in an amount equal to or exceeding the principal amount. If the matching deposit is withdrawn, the interest rate converts to a floating rate of the one-month LIBOR rate plus 5.0%. The matching deposit is currently maintained by Edward Jones, and the Partnership anticipates that the matching deposit will continue to be maintained throughout the life of the loan.

In 2002, the Partnership entered into a $13.1 million fixed rate mortgage on a headquarters building located on its Tempe, Arizona Campus location. The loan has a balance of $7.4 million as of December 31, 2010, and monthly principal and interest payments ending June 1, 2017. The note payable is collateralized by the building, which has a cost of $15.8 million and a carrying value of $10.8 million as of December 31, 2010.

As of December 31, 2010, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Over the past few years, the Partnership has been in the process of expanding its headquarters facilities in order to support its current and future growth plans. Construction activities completed during 2009 included an office building at its St. Louis, Missouri, North Campus location, a building addition and garage at its St. Louis, Missouri South Campus location, and a parking garage at its Tempe, Arizona campus. The Partnership has substantially satisfied all commitments relating to these construction activities as of December 31, 2010. See the Notes to the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009 for further details on the completion of these activities.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership committed, in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location. The Partnership estimated the cost to construct the garage to be approximately $24.5 million and has executed agreements of $24.2 million for the construction. As of December 31, 2010, the Partnership has paid $15.0 million related to commitments for this construction project resulting in $9.2 million of remaining commitments. The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout the early portion of 2011. The total estimated amount needed to complete the construction of this parking garage will be financed through the Partnership’s existing working capital.

Cash Activity

As of December 31, 2010, the Partnership had $87.6 million in cash and cash equivalents and $955.2 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1,042.8 million of Partnership liquidity as of December 31, 2010, a 5% ($49.0 million) increase from $993.8 million at December 31, 2009. In addition, the Partnership also had $3.6 billion in cash and investments segregated under federal regulations, which was not available for general use.

During 2010, cash and cash equivalents of $87.6 million decreased $140.0 million from $227.5 million as of December 31, 2009. Cash provided by operating activities was $314.9 million. The primary sources of cash provided by operating activities include income before allocations to partners ($392.8 million) adjusted for depreciation expense ($98.2 million) and a net increase in liabilities ($863.8 million), partially offset by a net increase in assets ($1,039.9 million). During 2010, cash used in investing activities was $95.7 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of new office space as noted above. During 2010, cash used in financing activities was $359.2 million, consisting primarily of partnership withdrawals and distributions ($230.0 million), redemption of partnership interests ($60.6 million), and repayment of debt ($119.4 million), partially offset by the issuance of long-term debt ($14.8 million) and the issuance of partnership interests ($36.0 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and withdrawal rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As of December 31, 2010, Edward Jones’ net capital of $725.2 million was 33.7% of aggregate debit items and its net capital in excess of the minimum required was $682.1 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 31.3%. Net capital and the related capital percentage may fluctuate on a daily basis. As of December 31, 2010, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $47.2 million was $37.7 million in excess of the capital that IIROC requires to be held. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table summarizes the Partnership’s long-term financing commitments and obligations, as of December 31, 2010. Subsequent to December 31, 2010, these commitments and obligations may have fluctuated based on the changing business environment. The interest on financing commitments is based upon the stated rates of the underlying instruments, which range from 3.38% to 7.79%. For further disclosure regarding long-term debt, liabilities subordinated to claims of general creditors and rental commitments, see Notes 9, 10 and 15, respectively, to the Consolidated Financial Statements.

(Dollars in thousands)	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$9,105	$42,470	$8,288	$3,257	$1,240	$2,037	$66,397
Liabilities subordinated to claims of general creditors	53,700	50,000	50,000	50,000	-	-	203,700
Interest on financing commitments[1]	15,507	11,321	6,066	2,143	198	119	35,354
Rental commitments	127,102	36,106	23,229	16,522	12,725	57,728	273,412
Construction commitments	9,218	-	-	-	-	-	9,218

Total financing commitments and obligations	$214,632	$139,897	$87,583	$71,922	$14,163	$59,884	$588,081

[1]	Interest paid may vary depending on timing of principal payments in addition to changes in variable interest rates on underlying obligations.

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2010 (see Note 8 to the Consolidated Financial Statements). The Partnership would incur termination fees of $134.3 million in 2011 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services. These termination fees will decrease over the related contract period, which generally expires within the next three years.

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

The Partnership believes that of its significant accounting policies, the following critical policies require estimates that involve a higher degree of judgment and complexity.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Included in Item 7A – Quantitative and Qualitative Disclosures about Market Risk and in the notes to the financial statements (see Note 1 to the Consolidated Financial Statements), are additional discussions of the Partnership’s accounting policies.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, securities inventories and receivables less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 855): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. ASU 2010-20 is effective for interim and annual periods ending after December 15, 2010. The Partnership adopted ASU 2010-20 as of the effective date, which did not have a significant impact on the Partnership’s Consolidated Financial Statements.

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

PART II

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

PART II

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC requires market risk disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Item 10 – Directors, Executive Officers and Corporate Governance of this Form 10-K.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and average overnight investments, which were $2.2 billion and $4.0 billion as of December 31, 2010, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $31.0 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $9.0 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 24 basis points (0.24%) in 2010, and therefore the financial dollar impact of further declines in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees reduced the Partnership’s revenue by a total of $83.6 million for the year ended December 31, 2010 and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership’s revenue could increase annually by that same level.

PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

PART II

Item 8.    Financial Statements and Supplementary Data, continued

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed under the supervision of the Partnership’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Partnership’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2010 was effective.

The Partnership’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on its financial statements.

The Partnership’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.

PART II

Item 8.    Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.:

In our opinion, the accompanying Consolidated Statements Of Financial Condition and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the “Partnership”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PART II

Item 8.   Financial Statements and Supplementary Data, continued

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

St. Louis, Missouri
March 31, 2011

PART II

Item 8.    Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

(Dollars in thousands)	December 31, 2010	December 31, 2009

Cash and cash equivalents	$87,584	$227,544

Cash and investments segregated under federal regulations	3,614,163	2,812,154

Securities purchased under agreements to resell	955,209	766,277

Receivable from:
Customers	2,318,306	2,151,243
Brokers, dealers and clearing organizations	239,520	197,823
Mutual funds, insurance companies and other	142,480	149,531

Securities owned, at fair value:
Inventory securities	81,175	76,346
Investment securities	93,411	91,041

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	615,036	620,229

Other assets	94,266	76,187

TOTAL ASSETS	$8,241,150	$7,168,375

The	accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES

(Dollars in thousands)	December 31, 2010	December 31, 2009

Payable to:
Customers	$5,606,760	$4,715,729
Brokers, dealers and clearing organizations	59,233	44,331

Securities sold, not yet purchased, at fair value	6,704	10,656

Accrued compensation and employee benefits	506,221	380,547

Accounts payable and accrued expenses	187,162	175,600

Bank loans	-	58,000

Long-term debt	66,397	59,300

	6,432,477	5,444,163

Liabilities subordinated to claims of general creditors	203,700	257,400

Commitments and contingencies (Notes 15 and 16)

Partnership capital subject to mandatory redemption,net of reserve for anticipated withdrawals	1,496,725	1,436,528

Reserve for anticipated withdrawals	108,248	30,284

Total partnership capital subject to mandatory redemption	1,604,973	1,466,812

TOTAL LIABILITIES	$8,241,150	$7,168,375

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands,	For the Years Ended December 31,
except per unit information)	2010	2009	2008
Revenue:
Trade revenue
Commissions	$1,575,852	$1,360,927	$1,552,559
Principal transactions	320,777	398,108	493,335
Investment banking	208,615	183,797	83,442

Total trade revenue	2,105,244	1,942,832	2,129,336
Fee revenue
Asset-based	1,397,333	967,386	1,061,593
Account and activity	503,264	489,605	470,978

Total fee revenue	1,900,597	1,456,991	1,532,571
Interest and dividends	126,769	112,637	184,919
Other revenue (loss)	30,489	35,558	(25,572)

Total revenue	4,163,099	3,548,018	3,821,254
Interest expense	56,323	57,599	71,752

Net revenue	4,106,776	3,490,419	3,749,502
Operating expenses:
Compensation and benefits	2,643,683	2,215,791	2,290,566
Occupancy and equipment	343,305	318,953	297,593
Communications and data processing	290,070	285,870	309,189
Payroll and other taxes	159,916	140,683	138,226
Advertising	55,677	48,389	64,154
Postage and shipping	49,848	50,431	56,097
Clearance fees	11,562	13,130	18,056
Other operating expenses	159,930	148,534	190,954

Total operating expenses	3,713,991	3,221,781	3,364,835

Income from continuing operations	392,785	268,638	384,667
Loss from discontinued operations (Note 2)	-	(104,331)	(72,858)

Income before allocations to partners	392,785	164,307	311,809
Allocations to partners:
Limited partners	43,803	19,543	42,236
Subordinated limited partners	41,720	16,530	29,656
General partners	307,262	128,234	239,917

Net income	$-	$-	$-

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$96.07	$41.44	$86.21

Weighted average $1,000 equivalent limited partnership units outstanding	455,949	471,597	489,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2007	$545,199	$158,133	$747,448	$1,450,780

Reserve for anticipated withdrawals	(50,713)	(11,456)	(60,269)	(122,438)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2007	$494,486	$146,677	$687,179	$1,328,342

Issuance of partnership interests	-	31,438	-	31,438
Redemption of partnership interests	(12,120)	(1,182)	-	(13,302)
Income allocated to partners	42,236	29,656	239,917	311,809
Withdrawals and distributions	(20,554)	(24,276)	(138,142)	(182,972)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2008	$504,048	$182,313	$788,954	$1,475,315

Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2008	$482,366	$176,933	$753,396	$1,412,695

Issuance of partnership interests	-	25,312	-	25,312
Redemption of partnership interests	(19,365)	(6,304)	(9,885)	(35,554)
Income allocated to partners	19,543	16,530	128,234	164,307
Withdrawals and distributions	(6,807)	(13,558)	(79,583)	(99,948)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528

Issuance of partnership interests	-	35,984	-	35,984
Redemption of partnership interests	(11,652)	(9,957)	(38,982)	(60,591)
Income allocated to partners	43,803	41,720	307,262	392,785
Withdrawals and distributions	(15,598)	(26,273)	(157,862)	(199,733)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	392,785	164,307	311,809
Depreciation and amortization	98,187	93,076	89,838
Loss on sale of subsidiary	-	70,000	-
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(802,009)	(665,790)	(549,166)
Securities purchased under agreements to resell	(188,932)	587,723	(759,000)
Net payable to customers	723,968	(27,118)	1,347,776
Net receivable from brokers, dealers and clearing organizations	(26,795)	135,338	81,172
Receivable from mutual funds, insurance companies and other	7,051	(25,797)	25,802
Securities owned, net	(11,151)	(28,000)	87,839
Other assets	(18,079)	736	(3,338)
Accrued compensation and employee benefits	125,674	63,742	(172,807)
Accounts payable and accrued expenses	14,221	6,530	(43,444)

Net cash provided by operating activities	314,920	374,747	416,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(95,653)	(213,801)	(266,024)
Proceeds from sale of subsidiary	-	10,160	-
Cash retained by sold subsidiary	-	(23,121)	-

Net cash used in investing activities	(95,653)	(226,762)	(266,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	-	45,000	43,000
Repayment of bank loans	(58,000)	(30,000)	-
Issuance of long-term debt	14,806	51,593	-
Repayment of long-term debt	(7,709)	(1,385)	(1,742)
Repayment of subordinated liabilities	(53,700)	(3,700)	(14,200)
Issuance of partnership interests	35,984	25,312	31,438
Redemption of partnership interests	(60,591)	(35,554)	(13,302)
Withdrawals and distributions from partnership capital	(230,017)	(162,568)	(305,410)

Net cash used in financing activities	(359,227)	(111,302)	(260,216)

CHANGES IN CASH AND CASH EQUIVALENTS ASSOCIATED WITH SOLD SUBSIDIARY	-	-	(3,854)
Net (decrease) increase in cash and cash equivalents	(139,960)	36,683	(113,613)
CASH AND CASH EQUIVALENTS
Beginning of year	227,544	190,861	304,474

End of year	$87,584	$227,544	$190,861

Cash paid for interest	$56,403	$57,868	$73,311

Cash paid for taxes (Note 14)	$4,043	$3,134	$3,434

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$2,153	$4,812	$26,520

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit information)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the twelve months ended November 30, 2010, 2009 and 2008 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers. The Partnership conducts business in the U.S. and Canada with its customers, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2010, 2009 and 2008, see Note 17 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. customers through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

Under the terms of the Eighteenth Amended and Restated Partnership Agreement (the “Partnership Agreement”), a partner’s capital will be redeemed by the Partnership in the event of the partner’s death, resignation or termination. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. Limited partners withdrawing from the Partnership due to termination or resignation are repaid their capital in three equal annual installments beginning the month after their resignation or termination. The capital of general partners resigning or terminating from the Partnership is usually converted to subordinated limited partnership capital. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive these withdrawal restrictions. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Transaction Risk. The Partnership’s securities activities involve execution, settlement and financing of various securities transactions for customers. The Partnership may be exposed to risk of loss in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to customers, the Partnership seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, the Partnership’s Canadian broker-dealer may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to mitigate the credit risk that exists with the deposits in excess of insured amounts.

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

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations (including general obligations and revenue bonds), U.S. government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit. In addition, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected as investment banking revenue and therefore has reclassified the related prior year revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

Investment banking revenue is derived from the Partnership’s underwriting of corporate securities and municipal obligations and distribution of U.S. government obligations and unit investment trusts on behalf of issuers.

Asset-based fee revenue consists of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products. The Partnership also receives asset-based fee revenue from its advisory programs, which primarily include Advisory Solutions and Managed Account Program products. These programs provide investment advisory services to its customers for a fee based upon their asset values in the program. Asset-based fee revenue related to the Partnership’s interest in the advisor to the Edward Jones Money Market Funds (Passport Research Ltd.) is included in asset-based fee revenue.

Account and activity fee revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other activity-based fee revenue from customers, mutual fund companies and insurance companies.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Interest and dividend income is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, inventory securities and investment securities.

The Partnership derived 21%, 25% and 30% of its total revenue for the years ended December 31, 2010, 2009 and 2008, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. Foreign exchange gains and losses are included in other revenue on the Consolidated Statements of Income.

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

The Partnership’s financial assets and liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Level III – Inputs are both unobservable and significant to the overall fair value measurement.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2010 and 2009. In addition, there were no transfers into or out of Levels I, II or III during these periods.

Due to the short-term nature of the Partnership’s bank loans and the portion of liabilities subordinated to claims of general creditors maturing within one year, the fair value of these items is estimated at carrying value. The Partnership estimates the fair value of long-term debt and the portion of liabilities subordinated to claims of general creditors maturing beyond one year, based on the present value of future principal and interest payments associated with the debt, using current rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership.

Cash and Cash Equivalents. The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and Investments Segregated under Federal Regulations. Cash of $2,708,256 and $2,412,154 and investments of $905,907 and $400,000 as of December 31, 2010 and 2009, respectively, were segregated in special reserve bank accounts for the benefit of U.S. customers under rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

Securities Purchased Under Agreements to Resell. The Partnership participates in short-term resale agreements collateralized by U.S. government and agency securities. These transactions are reported as collateralized financing. The fair value of the underlying collateral as determined daily, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold as specified in the agreements. The Partnership considers these financing receivables to be of good credit quality and, in response, has not recorded a related allowance for credit loss due to the fact that these securities are fully collateralized and, as a result, the Partnership considers risk related to these securities to be minimal.

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

Collateral. The Partnership reports as assets, collateral it has pledged in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Partnership can substitute collateral or otherwise redeem it on short notice. The Partnership does not report collateral it has received in secured lending and other arrangements as an asset when the debtor has the right to redeem or substitute the collateral on short notice.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Securities Owned and Sold, Not Yet Purchased. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value. Fair value is determined by using quoted market or dealer prices. The Partnership records the related unrealized gains and losses in principal transactions revenue, within trade revenue.

Equipment, Property and Improvements. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of two to twelve years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. The Partnership’s construction in progress assets, included in the building and improvements category, are reclassified into the appropriate asset category and begin depreciation at the time the assets are placed into service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded in the Consolidated Statements of Income. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Income Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability for the future payments due to financial advisors participating in the non-qualified deferred compensation plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation and employee benefits expense. The Partnership has chosen to hedge this future liability by purchasing investment securities in an amount similar to the future liability expected to be due in accordance with the plan. As the fair value of the investment securities fluctuates, the gains or losses are reflected in other revenue. Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and the change in investment securities are approximately the same, resulting in no net impact on the Partnership’s financial results.

Lease Accounting. The Partnership enters into lease agreements for certain headquarters facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes. Income taxes have not been provided for in the Consolidated Financial Statements since the Partnership is organized as a partnership and each partner is liable for its own tax payments. Any subsidiaries’ income tax provisions are insignificant (see Note 13).

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

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statement of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2010, 2009 and 2008. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

Recently Issued Accounting Standards. In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 855): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. ASU 2010-20 was effective for interim and annual periods ending after December 15, 2010. The Partnership adopted ASU 2010-20 as of the effective date, which did not have a significant impact on the Partnership’s Consolidated Financial Statements.

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

NOTE 2 – DISCONTINUED OPERATIONS

As noted in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, Edward Jones completed the sale of all of the issued and outstanding shares of its U.K. subsidiary, EDJ Limited, to Towry Law Finance Company Limited (“Towry”) on November 12, 2009, pursuant to a Share Purchase Agreement dated October 22, 2009. In connection with the sale, Towry acquired all of the EDJ Limited customer accounts as well as its financial advisors, branch office administrators and headquarters employees.

The components of the loss from discontinued operations relating to EDJ Limited for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Trade revenue	$-	$35,421	$37,579
Fee revenue	-	7,406	8,450
Interest and dividends	-	716	4,021
Other (loss) revenue	-	(1,081)	2,415

Total revenue	-	42,462	52,465
Interest expense	-	(32)	(806)

Net revenue	-	42,430	51,659
Operating expenses	-	(83,347)	(109,832)
Loss on sale of subsidiary	-	(70,000)	-
Foreign currency translation gain (loss)	-	6,586	(14,685)

Loss from discontinued operations	$-	$(104,331)	$(72,858)

NOTE 3 – RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

Receivable from and payable to customers include margin balances and amounts due on cash transactions. The value of securities owned by customers and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Substantially all amounts payable to customers are subject to withdrawal upon customer request. The Partnership pays interest on certain credit balances in customer accounts. The Partnership considers these financing receivables to be of good credit quality due to the fact that these securities are fully collateralized by the related customer investments and, as a result, the Partnership considers risk related to these securities to be minimal.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 4 – RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations as of December 31, 2010 and 2009 are as follows:

	2010	2009

Receivable from retirement account trustee	$147,186	$120,786
Receivable from money market funds	44,019	46,508
Receivable from clearing organizations	30,029	21,841
Securities failed to deliver	13,609	4,833
Other	4,677	3,855

Total receivable from brokers, dealersand clearing organizations	$239,520	$197,823

Payable to clearing organizations and issuers	$24,592	$23,747
Payable to brokers and dealers	25,707	5,333
Securities failed to receive	8,559	14,801
Cash or collateral received for securities loaned	375	450

Total payable to brokers, dealersand clearing organizations	$59,233	$44,331

The receivable from retirement account trustee represents deposits held with a trustee for the Partnership’s Canadian customer’s retirement account funds as required by Canadian regulations. Receivable from clearing organizations represents balances and deposits with clearing organizations. Securities failed to deliver/receive represent the contract value of securities which have not been delivered or received by settlement date.

NOTE 5 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset-based fees and fees for sub-transfer agent accounting services from the mutual fund vendors and insurance companies.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE

The following table sets forth the Partnership’s financial instruments measured at fair value:

	Financial Assets at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$955,209	$-	$-	$955,209

Investments segregated under federal regulations
Certificates of deposit	$-	$200,000	$-	$200,000
U.S. Treasuries	705,907	-	-	705,907

Total investments segregated under federal regulations	$705,907	$200,000	$-	$905,907

Securities owned:
Inventory securities:
Certificates of deposit	$-	$1,772	$-	$1,772
U.S. and Canadian government and U.S. agency obligations	474	-	-	474
State and municipal obligations	-	55,639	-	55,639
Corporate bonds and notes	-	6,441	-	6,441
Collateralized mortgage obligations	-	602	-	602
Equities	15,980	-	-	15,980
Unit investment trusts	267	-	-	267

Total inventory securities	$16,721	$64,454	$-	$81,175

Investment securities:
U.S. government and agency obligations held by U.S. broker-dealer	$12,078	$-	$-	$12,078
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealers	3,176	-	-	3,176
Municipal bonds	-	4,711	-	4,711
Mutual funds	73,446	-	-	73,446

Total investment securities	$88,700	$4,711	$-	$93,411

	Financial Liabilities at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$-	$323	$-	$323
U.S. and Canadian government and U.S. agency obligations	256	-	-	256
State and municipal obligations	-	506	-	506
Corporate bonds and notes	-	3,519	-	3,519
Collateralized mortgage obligations	-	74	-	74
Equities	1,927	-	-	1,927
Unit investment trusts	99	-	-	99

Total inventory securities	$2,282	$4,422	$-	$6,704

PART II

Item 8.	Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$766,277	$-	$-	$766,277

Investments segregated under federal regulations
Certificates of deposit	$-	$400,000	$-	$400,000

Total investments segregated under federal regulations	$-	$400,000	$-	$400,000

Securities owned:
Inventory securities:
Certificates of deposit	$-	$400	$-	$400
U.S. and Canadian government and U.S. agency obligations	1,820	-	-	1,820
State and municipal obligations	-	50,697	-	50,697
Corporate bonds and notes	-	8,243	-	8,243
Collateralized mortgage obligations	-	1,355	-	1,355
Equities	13,485	-	-	13,485
Unit investment trusts	346	-	-	346

Total inventory securities	$15,651	$60,695	$-	$76,346

Investment securities:
U.S. government and agency obligations held by U.S. broker-dealer	$11,770	$-	$-	$11,770
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealers	2,824	-	-	2,824
Municipal bonds	-	6,651	-	6,651
Mutual funds	69,082	-	-	69,082
Equities	714	-	-	714

Total investment securities	$84,390	$6,651	$-	$91,041

	Financial Liabilities at Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$-	$618	$-	$618
U.S. and Canadian government and U.S. agency obligations	2,096	-	-	2,096
State and municipal obligations	-	890	-	890
Corporate bonds and notes	-	4,643	-	4,643
Collateralized mortgage obligations	-	64	-	64
Equities	2,241	-	-	2,241
Unit investment trusts	104	-	-	104

Total inventory securities	$4,441	$6,215	$-	$10,656

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $5,000 and $7,000 at December 31, 2010 and 2009, respectively. The average notional amount of futures contracts outstanding throughout the years ended December 31, 2010 and 2009, were approximately $8,900 and $7,800, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments of a $43 loss and a $34 gain are included in the Consolidated Statements of Financial Condition as of December 31, 2010 and 2009. The related gains or losses recorded with respect to these assets were an $844 loss, a $109 gain and a $1,241 loss for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of December 31, 2010 and 2009:

	2010	2009

Bank loans	$-	$58,000
Long-term debt	66,732	62,500
Liabilities subordinated to claims of general creditors	210,422	267,000

Total	$277,154	$387,500

See Notes 9 and 10 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

NOTE 7 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Land	$18,234	$15,992
Buildings and improvements	758,430	751,481
Equipment, furniture and fixtures	786,531	786,353
Construction in progress	16,752	635

Total equipment, property and improvements	1,579,947	1,554,461

Accumulated depreciation and amortization	(964,911)	(934,232)

Equipment, property and improvements, net	$615,036	$620,229

As of December 31, 2010 and 2009, the Partnership had construction in progress of $16,752 and $635, respectively, related to costs of the new parking garage at the St. Louis, Missouri, North Campus location described in Note 15. Total costs for this parking garage are estimated to be approximately $24,500.

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income within the communications and data processing, and occupancy and equipment categories.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The Partnership has recorded $2,153 and $4,812 of accrued costs which are included in equipment, property and improvements in the Consolidated Financial Statements as of December 31, 2010 and 2009, respectively.

The Partnership has purchased Industrial Revenue Bonds (“IRBs”) issued by St. Louis County related to certain self-constructed and purchased real and personal property. This provides for potential property tax benefits over the life of the bonds (generally 10 years). The Partnership is therefore both the bondholder and the debtor / lessee for these properties. The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2010 and 2009:

	2010	2009

Committed unsecured credit facilities:
2008 Credit Facility(1)	$-	$120,000
2010 Credit Facility	320,000	-

Total committed	320,000	120,000

Uncommitted facilities:
Secured	595,000	645,000
Unsecured	50,000	50,000

Total uncommitted	645,000	695,000

Total bank lines of credit	$965,000	$815,000

(1) The 2008 Credit Facility was terminated on July 29, 2010. See discussion below for further information.

In 2008, the Partnership entered into a $120,000 committed unsecured revolving line of credit (“2008 Credit Facility”) which had been used for funding the construction of the new buildings and parking garages at its headquarters facilities in St. Louis, Missouri and Tempe, Arizona. As of December 31, 2009, the Partnership had drawn $88,000 and repaid $30,000, resulting in $58,000 outstanding on the 2008 Credit Facility to fund construction projects. On July 29, 2010, the Partnership re-paid the remaining balance outstanding on the revolving unsecured line of credit, which was prior to the final maturity date of August 22, 2010. This final payment terminated the 2008 Credit Facility.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise. In March 2011, the Partnership replaced the 2010 Credit Facility with a new revolving line of credit (see Note 20 for further information). The 2010 Credit Facility had a tiered interest rate based on the Partnership’s leverage ratio (ratio of total net debt to total capitalization) or credit rating. Borrowings made with a three day advance notice had a rate of LIBOR plus a margin ranging from 2.38% to 3.00%. Same day borrowings had a rate consisting of a margin ranging from 1.13% to 1.75% plus the greater of the prime rate, the federal funds effective rate plus 1.50% or the one month LIBOR rate plus 1.50%. In accordance with this agreement, the Partnership was required to maintain a leverage ratio of no more than 35% and a minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,100,000 at the inception of the agreement plus 50% of any subsequent issuances of partnership capital, for each fiscal quarter. As of December 31, 2010, the Partnership has not borrowed against the 2010 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the second quarter of 2010, the Partnership’s uncommitted lines of credit were reduced by $50,000 by banks participating in the Partnership’s agreement for the 2010 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit to $645,000. Subsequent to December 31, 2010, the Partnership’s uncommitted lines of credit were reduced by an additional $50,000 by banks participating in the Partnership’s agreement for the 2011 Credit Facility and in individual bank loans to limited partners in connection with the Partnership’s 2010 Limited Partnership Offering. This decrease reduced the aggregated uncommitted bank lines of credit to $595,000.

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of December 31, 2010 and 2009. However, the Partnership had two overnight draws against uncommitted secured lines of credit during the year ended December 31, 2010 totaling $154,000 and two overnight draws against an uncommitted secured line of credit during the year ended December 31, 2009 totaling $55,000.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 9 – LONG-TERM DEBT

Long-term debt as of December 31, 2010 and 2009 is composed of the following:

	2010	2009
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthlyinstallments, with a final installment on June 1, 2017	$7,427	$8,290

Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $625, with a final installment on October 1, 2014	23,694	14,610

Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	35,276	36,400

	$66,397	$59,300

Scheduled annual principal payments, as of December 31, 2010, are as follows:

Year	Principal Payment

2011	$9,105
2012	42,470
2013	8,288
2014	3,257
2015	1,240
Thereafter	2,037

$66,397

In 2002, the Partnership entered into a $13,100 fixed rate mortgage on a headquarters building located on its Tempe, Arizona Campus location. The loan has a balance of $7,427 as of December 31, 2010, and monthly principal and interest payments ending June 1, 2017. The note payable is collateralized by the building, which has a cost of $15,758 and a carrying value of $10,849 as of December 31, 2010.

In October 2009, the Partnership entered into a financing agreement with three banks to fund up to $30,000 for purchases of office equipment. The Partnership has borrowed the entire $30,000 under this agreement and repaid $6,306, resulting in $23,694 outstanding on the agreement as of December 31, 2010. The term of each borrowing is for a maximum of 48 months from the date of borrowing. As of December 31, 2010 and 2009, Edward Jones was required, under this agreement, to maintain minimum partnership capital of $625,000 and was in compliance with this covenant as of those dates. This note payable is collateralized by office equipment with a cost of $30,659 and a carrying value of $19,310 as of December 31, 2010.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

In 2009, the Partnership entered into a $36,400 fixed rate mortgage collateralized by a headquarters building and related parking garage located on its St. Louis, Missouri North Campus location. The loan has a balance of $35,276 as of December 31, 2010, and fixed monthly principal and interest payments ending December 22, 2012. On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest is due. The fixed interest rate of 3.5% is contingent upon the Partnership maintaining a matching deposit account with the lender in an amount equal to or exceeding the principal amount. If the matching deposit is withdrawn, the interest rate converts to a floating rate of one-month LIBOR plus 5.0%. The matching deposit is currently maintained by Edward Jones, and it is the Partnership’s intent that the matching deposit will continue to be maintained throughout the life of the loan. The loan agreement contains restrictions that, among other things, require a debt service coverage ratio of not less than 1.2 to 1.0, measured as of December 31 of each year. The Partnership was in compliance with this covenant as of December 31, 2010 and 2009. This note payable is collateralized by a building and related parking garage with a cost basis of $51,890 and a carrying value of $47,850 as of December 31, 2010.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 10 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of December 31, 2010 and 2009 consist of:

	2010	2009
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with afinal installment on June 12, 2014	$200,000	$250,000

Capital notes 7.79%, due in annual installmentsof $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	3,700	7,400

	$203,700	$257,400

Required annual principal payments, as of December 31, 2010, are as follows:

Year	Principal Payment

2011	53,700
2012	50,000
2013	50,000
2014	50,000
2015	-
Thereafter	-

$203,700

The capital note agreements contain restrictions which, among other things, require Edward Jones to maintain certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital. As of December 31, 2010, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and regulatory net capital of $161,585. Edward Jones was in compliance with all restrictions as of December 31, 2010 and 2009.

The liabilities subordinated to claims of general creditors are subject to cash subordination agreements approved by Financial Industry Regulatory Authority (“FINRA”) and, therefore, are included in Edward Jones’ computation of net capital under the SEC’s Uniform Net Capital Rule.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 11 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

As more fully described under “Partnership Capital Subject to Mandatory Redemption” in Note 1 to the Consolidated Financial Statements, the Partnership’s capital has been classified as a liability under ASC 480 as “partnership capital subject to mandatory redemption”. The partnership capital subject to mandatory redemption of $1,604,973 consists of $479,554 of limited partnership capital issued in $1,000 units, $237,415 of subordinated limited partnership capital and $888,004 of general partnership capital as of December 31, 2010. As of December 31, 2009, the partnership capital subject to mandatory redemption of $1,466,812 consisted of $475,737 of limited partnership capital issued in $1,000 units, $198,913 of subordinated limited partnership capital and $792,162 of general partnership capital.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are also entitled to a minimum 7.5% annual return on the face amount of their capital. The minimum 7.5% annual return totaled $34,225, $35,381 and $36,661 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as a component of interest expense. The minimum 7.5% annual return is paid to limited partners in accordance with the Partnership Agreement.

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

On January 3, 2011, the Partnership closed a limited partnership offering. For further details on this offering see Note 20 to the Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 12 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (“Exchange Act”) and withdrawal rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

At December 31, 2010, Edward Jones’ net capital of $725,230 was 33.7% of aggregate debit items and its net capital in excess of the minimum required was $682,140. Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 31.3%. Net capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2010, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $47,242 was $37,731 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of December 31, 2010, with regulatory capital requirements in the jurisdiction in which it operates.

NOTE 13 – INCOME TAXES

The Partnership is treated as such for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of its individual partners. However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2010 and 2009, the Partnership’s tax basis of assets and liabilities exceeds book basis by $128,997 and $150,412, respectively. The primary difference between financial statement basis and tax basis of assets is related to the timing in deducting prepaid expenses and deferred compensation. The primary difference between financial statement basis and tax basis of liabilities is related to the deferral for tax purposes in deducting certain reserves and accrued expenses until they are paid. Since the Partnership is treated as such for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership. ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2010 and 2009 and is not aware of any tax positions that will significantly change during the next twelve months. In addition, the Partnership has analyzed the open tax years ended 2007 through the current year and is not aware of significant examinations in progress.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Partnership maintains qualified deferred compensation plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $94,100, $56,300 and $72,200 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 15 – COMMITMENTS

The Partnership leases headquarters office space under several operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense, which is recognized on a straight-line basis over the minimum lease term, was $218,100, $204,800, and $190,200 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Partnership’s non-cancelable lease and construction commitments greater than one year as of December 31, 2010, are summarized below:

Year	Principal Payment

2011	$136,320
2012	36,106
2013	23,229
2014	16,522
2015	12,725
Thereafter	57,728

$282,630

The Partnership’s annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

The Partnership committed in October 2009, to construct an additional parking garage at its St. Louis, Missouri, North Campus location. The Partnership estimates the cost to construct the garage to be approximately $24,500 and, as of December 31, 2010, has executed agreements of $24,208 for the construction. No additional agreements are expected to be executed on this project. As of December 31, 2010, the Partnership has paid $14,990 related to commitments for this construction project resulting in $9,218 of remaining commitments. The Partnership anticipates the remaining estimated amounts to be incurred and paid in the early portion of 2011. The remaining commitments will be financed through the Partnership’s existing working capital.

In addition to the commitments discussed above, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2010 (see Note 8) and would incur termination fees of $134,310 in 2011 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services. These termination fees will decrease over the related contract period, which generally expires within the next three years.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 16 – CONTINGENCIES

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $2.0 million to $33.0 million. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

NOTE 17 – SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in “Note 1 – Summary of Significant Accounting Policies.” Financial information about the Partnership’s reportable segments is presented in the following table. For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each segment independent of that segment’s individual income. While overall Partnership profitability determines the amount of financial advisor and branch employee bonuses, performance at the individual segment can impact the amount of bonus expense for each segment. As such, both income from continuing operations and income before variable compensation expense are considered in evaluating segment performance and are provided below. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets from continuing operations for each segment are provided for informational purposes.

The Canada segment information as reported in the following table is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information presented. This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Financial information for the Company’s reportable segments is presented in the following table for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Financial metrics:
Net revenue:
United States of America	$3,939,831	$3,366,991	$3,590,907
Canada	166,945	123,428	158,595

Total net revenue	4,106,776	3,490,419	3,749,502

Net interest revenue:
United States of America	66,775	50,984	104,327
Canada	3,671	4,054	8,840

Total net interest revenue	70,446	55,038	113,167

Pre-variable income (loss):
United States of America	678,110	409,743	575,904
Canada	(10,715)	(32,884)	(16,221)

Total pre-variable income	667,395	376,859	559,683

Variable compensation:
United States of America	266,100	105,962	165,610
Canada	8,510	2,259	9,406

Total variable compensation	274,610	108,221	175,016

Income (loss) from continuing operations:
United States of America	412,010	303,781	410,294
Canada	(19,225)	(35,143)	(25,627)

Total Income from continuing operations	$392,785	$268,638	$384,667

Capital expenditures:
United States of America	$90,500	$183,750	$287,987
Canada	2,494	3,338	1,210

Total capital expenditures	$92,994	$187,088	$289,197

Depreciation and amortization
United States of America	$95,548	$87,569	$83,849
Canada	2,639	2,553	2,950

Total depreciation and amortization	$98,187	$90,122	$86,799

Total assets from continuing operations
United States of America	$7,785,698	$6,728,808	$6,566,141
Canada	455,452	439,567	330,462

Total assets from continuing operations	$8,241,150	$7,168,375	$6,896,603

Non-financial metrics:
Financial Advisors (as of year-end):
United States of America	11,980	11,927	11,183
Canada	636	688	634

Total financial advisors	12,616	12,615	11,817

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 18 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment adviser to the Edward Jones money market funds. The Partnership does not have management responsibility with regard to the advisor. Approximately 0.5%, 2.1% and 3.5% of the Partnership's total revenues were derived from the advisor to the fund during 2010, 2009 and 2008, respectively.

Edward Jones leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $20,000, $19,000 and $17,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These leases are executed and maintained in the same manner as those entered into with third parties.

In the normal course of business, partners and employees of the Partnership and its affiliates use the brokerage services and trust services of the Partnership for the same services as unrelated third parties, with certain discounts on commissions and fees for certain services. The Partnership has included balances arising from such transactions in the Consolidated Statements of Financial Condition on the same basis as other customers.

PART II

Item 8.   Financial Statements and Supplementary Data, continued

NOTE 19 – QUARTERLY INFORMATION

(Unaudited)

		2010 Quarters Ended
	March 26	June 25	September 24	December 31

Total revenue	$963,445	$1,034,211	$1,015,715	$1,149,728

Income from continuing operations	$76,543	$104,841	$97,039	$114,362

Income before allocations to partners	$76,543	$104,841	$97,039	$114,362

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$18.72	$25.64	$23.74	$27.97

		2009 Quarters Ended
	March 27	June 26	September 25	December 31

Total revenue	$801,612	$863,284	$889,151	$993,971

Income from continuing operations	$49,681	$72,635	$65,388	$80,934

Income before allocations to partners	$36,246	$65,160	$50,647	$12,254

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$9.14	$16.43	$12.78	$3.09

In accordance with ASC 480, the Partnership presents net income of $0 on its Consolidated Statement of Income. See Note 1 to the Consolidated Financial Statements for further discussion.

PART II

Item 8.   Financial Statements and Supplementary Data, continued

NOTE 20 – SUBSEQUENT EVENTS

The Partnership commenced an offering of limited partnership interests in 2010. In connection with the 2010 limited partnership offering, it filed a Registration Statement with the SEC on July 2, 2010, and an amendment thereto on September 3, 2010. The Registration Statement was also filed with various state securities commissions. The SEC declared the Registration Statement effective as of September 27, 2010, and the Registration Statement was declared effective by state securities commissions at or around the same time. As indicated in the Registration Statement, limited partnership interests were offered in the U.S. to certain current and former employees of the Partnership’s subsidiaries and certain general partners of the Partnership. The limited partnership interests were also offered in Canada to such persons pursuant to an exemption from the prospectus requirements under applicable Canadian securities laws and, in certain instances, pursuant to an order from certain Canadian securities commissions granting exemptive relief from such prospectus requirements. This limited partnership offering closed on January 3, 2011, with $223,900 of limited partner capital accepted. The Partnership now has approximately 15,000 limited partners owning nearly $675,000 of limited partner capital.

Beginning in 2011, the Partnership will make loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. The general partner capital purchased with a loan from the Partnership will be reflected with an offsetting loan amount in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of February 25, 2011, general partner loans financed through the Partnership amounted to $89,438.

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a final maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with this agreement, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of March 31, 2011, the Partnership has not borrowed against the 2011 Credit Facility.

PART II

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15e under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation with the participation of its management of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm are set forth in Part II, Item 8, of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Jones Financial Companies, L.L.L.P., organized as a partnership, does not have a board of directors. As of February 25, 2011, the Partnership was composed of 347 general partners, 14,870 limited partners and 254 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner in said capacity has primary responsibility for administering the Partnership’s business, determining its policies, controlling the management and conduct of the Partnership’s business and has the power to appoint and dismiss general partners of the Partnership and to fix the proportion of their respective interests in the Partnership. The Managing Partner is elected by a majority of the Executive Committee and serves for an indefinite term. The Managing Partner may be removed by a majority vote of the Executive Committee or a vote of the general partners holding a majority percentage ownership in the Partnership. The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. The Partnership’s operating subsidiaries are managed by its 347 general partners under the leadership of the Managing Partner.

Executive Committee. The Executive Committee consists of the Managing Partner and between 5 and 9 general partners, with the specific number determined by the Managing Partner. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions including the consideration of partnership compensation and to ensure the Partnership’s business risks are managed appropriately. Executive Committee members are appointed by the Managing Partner for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner. Throughout 2010, the Executive Committee was comprised of James D. Weddle, Kevin Bastien, Brett A. Campbell, Norman Eaker, Gary Reamey, Dan Timm and James A. Tricarico, Jr.

The following table is a listing, as of February 25, 2011, of the members of the Executive Committee, each member’s age, year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility. The members’ biographies are below.

Name	Age	Executive Committee	General Partner	Area of Responsibility
James D. Weddle	57	2005	1984	Managing Partner
Kevin Bastien	45	2010	1998	Chief Financial Officer
Brett A. Campbell	52	2006	1993	Client Solutions Group
Norman Eaker	54	2005	1984	Firm Administration
Gary Reamey	55	2006	1984	Canadian Operations
Dan Timm	52	2009	1998	Branch Development
James A. Tricarico, Jr.	58	2007	2006	Legal and Compliance

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

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

Brett A. Campbell, Client Solutions Group – Mr. Campbell joined the Partnership in 1984 as a financial advisor and was named a general partner in 1993. He has been responsible for Financial Advisor Training and Branch Development. Today, he is responsible for the Client Solutions Group, which encompasses all of the firm’s products and services as well as the Research department, Investment Banking, Trust Company and Marketing division. Mr. Campbell is a member of the American Institute of Certified Public Accountants. He serves on the Securities Industry and Financial Markets Association (SIFMA) Private Client Services Committee. Mr. Campbell earned his bachelor degree summa cum laude from Ball State University, and graduated Kellogg Management Institute at Northwestern University.

Norman Eaker, Chief Administrative Officer – Mr. Eaker joined the Partnership in 1981 and was named a general partner in 1984. Mr. Eaker has served as the director of Internal Audit and is currently responsible for the operations, service, human resources and Information Systems divisions. Mr. Eaker graduated from the University of Missouri–St. Louis. Mr. Eaker is a member of the Operations and Technology Steering Committee of SIFMA.

Gary Reamey, Canadian Operations – Mr. Reamey joined the Partnership in 1977 and was named a general partner in 1984. Mr. Reamey has had responsibility for the Partnership’s U.S. Fixed Income and Trading and Equity Trading areas and Edward Jones’ international expansion efforts into Canada. Mr. Reamey earned his bachelor degree from Wabash College and his MBA from the University of Chicago. He is a former Governor of the Toronto Stock Exchange, and a past Director of the Investment Industry Association of Canada, and a past member of the Ombudsman for Banking and Investments.

Dan Timm, Branch Development – Mr. Timm joined the Partnership in 1983 as a financial advisor and was named a general partner in 1998. Mr. Timm has been responsible for recruiting and hiring, training and development of all financial advisors and branch employees, as well as branch administration and leadership development. He is also a member of the SIFMA Private Client Steering Committee and Bulls Roundtable. He earned his bachelor degree in atmospheric science and MBA in finance from the University of Missouri–Columbia.

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

Audit Committee. The Audit Committee was created by way of the Partnership Agreement. The Audit Committee operates according to its charter adopted by the Executive Committee. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged by the Partnership. The Audit Committee is responsible for the development and maintenance of an understanding of the firm’s financial statements and the financial reporting process, overseeing the firm’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley and providing input to the firm’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings. In 2010 the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin Bastien, Brett A. Campbell, Norman Eaker, Anthony Damico, who is a general partner responsible for the Internal Audit division, Joseph Porter, who is a general partner in the Finance division and Ed Glotzbach, who is an independent member of the committee. Kevin Bastien meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Because Mr. Bastien is a general partner of the Partnership he does not meet the definition of “independent” under the rules of the New York Stock Exchange. However, since the Partnership does not have any listed securities it is not subject to the listing requirements of the New York Stock Exchange or any other securities exchanges which impose certain independence requirements on audit committee members and audit committee financial experts.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

Management Committee. The Management Committee consists of up to 25 general partners, including the members of the Executive Committee, with the specific number determined by the Managing Partner. As of February 25, 2011, the Management Committee consisted of 19 general partners. The Management Committee includes general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries. The Management Committee meets weekly and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership. None of the general partners are appointed for any specific term nor are there any special arrangements or understandings pursuant to their appointment other than as contained in the Partnership Agreement. Members are appointed by the Managing Partner for an indefinite term and may be removed by the Managing Partner.

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long term business success and related financial performance. The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management. Throughout 2010, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the firm. In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations. The Management Committee consists of up to 25 general partners, including the members of the Executive Committee, with the specific number to be determined by the Managing Partner. As of February 25, 2011, the Management Committee consisted of 19 general partners. The Management Committee is responsible for identifying, developing and accomplishing the Partnership’s objectives. In addition, the Management Committee is responsible for sharing information across divisions, identifying issues and risks with other members of the Committee. The Management Committee meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance, continued

Several other committees and departments support the Executive Committee’s risk management responsibilities by managing certain components of the risk management process. Those committees and departments and their primary responsibilities, as they relate to risk management, are listed below:

Audit Committee - responsible for the development and maintenance of an understanding of the firm’s financial statements and the financial reporting process, overseeing the firm’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley and providing input to the firm’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

New Products and Services Committee - responsible for ensuring that all new products and services are aligned with customers’ needs, are consistent with the Partnership’s objectives and strategies, and that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new activities. A new product or service has to be approved by the New Products and Services Committee and Executive Committee before being offered to customers.

Credit Review Committee - establishes policies governing the Partnership’s customer margin accounts. The committee discusses and monitors the risks associated with the Partnership’s customer margin practices and current trends in the industry. The committee reviews large customer margin balances, the quality of the collateral supporting those accounts, and the credit exposure related to those accounts to minimize potential losses. Any margin loan over $1.0 million is subject to special approval and review procedures by the Credit Review Committee.

Capital Markets Committee - approves new issue equity offerings and primary fixed income inventory commitments above $10.0 million. The approval is based upon firm guidelines and credit quality standards administered by the firm’s Product Review department. Additionally, a member of the Capital Markets Committee is responsible both for the hedging strategies employed by the firm to reduce inventory risk, and for the communication of those strategies to the Capital Markets Committee.

Counterparty Risk Committee - assesses the Partnership’s major exposures to financial institutions. These exposures include banks in which the Partnership has deposits or on which it depends for funding, including counterparties in reverse repurchase agreement investments and stock loans, trading partners and debt underwriters.

Product Review Department - analyzes proposed new investments prior to them being made broadly available to the Partnership’s customers, and performs ongoing due diligence activities on all products broadly marketed by the Partnership.

In addition to these specific committees and departments, each of the Partnership’s divisions also assists the Executive Committee in its ongoing risk management activities through their day-to-day responsibilities.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

As part of the financial services industry, the Partnership’s business is subject to inherent risks. As a result, despite its risk management efforts and activities, there can be no absolute assurance that the Partnership will not experience significant unexpected losses due to the realization of certain operational or other risks to which the firm is subject. The following discussion highlights the Partnership’s procedures and policies designed to identify, assess, and manage the primary risks of its operations.

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business. The Partnership is exposed to operational risk and its business model is dependent on complex technology systems, and there is a degree of exposure to systems failure. A business continuity planning process has been established to respond to severe business disruptions. The Partnership has established a second data center in Tempe, Arizona, which operates as a backup of its primary data center located in St. Louis, Missouri and expects to be able to maintain service during a system disruption contained to St. Louis with a short-term interruption in service.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership implemented an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit and Compliance divisions investigate reports as they are received. The Internal Audit and Compliance divisions review other firm activity to assist in risk identification and other inappropriate activities. In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements to better protect customer information.

The Partnership is also exposed to operational risk as a result of its reliance on third parties to provide technology, processing and other business support services. The Partnership’s Sourcing Office primarily manages that risk by reviewing key vendors through a vendor due diligence process.

Credit Risk

The Partnership is subject to credit risk due to the very nature of the transactions it processes for its customers. In order to manage this risk, the Partnership limits certain customer transactions by, in some cases, requiring payment at the time or in advance of a customer transaction being accepted. The Partnership manages the credit risk arising out of the customer margin loans it offers by limiting the amount and controlling the quality of collateral held in the customer’s account against those loans. In accordance with the NYSE rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the customer to deposit additional securities or cash so that, at all times, the loan to the customer is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the customer be no greater than 65% of the value of the securities in the account.

The Partnership purchases and holds securities inventory positions for retail sales and does not trade those positions for the purpose of generating gains for its own account. To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks. This system requires traders to mark positions to market and to report positions at the trader level, department level and for the firm as a whole. There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review. By maintaining an inventory hedging strategy, the Partnership has attempted to avoid material inventory losses or gains in the past (see Note 6 to the Consolidated Financial Statements for further details). The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership. The compensation of the Partnership’s traders is not tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance, continued

The Partnership also has credit exposure with counterparties as a result of its ongoing, routine business activities. This credit exposure can arise from the settlement of customer transactions, related failures to receive and deliver, or related to the Partnership’s overnight investing activities with other financial institutions. The Partnership monitors its exposure to such counterparties on a regular basis through the activities of its Counterparty Risk Committee in order to minimize its risk of loss related to such exposure.

Market and Liquidity Risk

Market risk is the risk of declining revenue or the value of financial instruments held by the Partnership as a result of fluctuations in interest rates, equity prices or overall market conditions. Liquidity risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership. For a discussion of the Partnership’s market and liquidity risk, see “Item 7A–Quantitative and Qualitative Disclosures about Market Risk”.

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

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to avoid legal claims or regulatory issues. As a normal course of business, new accounts and customer transactions are reviewed on a daily basis, in part, through the firm’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. Each branch office is subject to an annual on site branch audit, to review the financial advisor’s business, and conduct an annual review of competency, to minimize the risk of regulatory non-compliance. Additionally, certain branches are visited regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies. The Partnership also has a clear awareness of privacy issues, uses client information responsibly, and trains its employees on privacy requirements. This comes under the auspices of the Partnership’s Chief Privacy Officer. The Partnership has specific policies related to prevention of fraud and money laundering and providing initial as well as annual training and review of competency to help mitigate regulatory risks.

PART III

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership's compensation program allocates profits to general partners, including members of its Executive Committee, primarily based upon their ownership interest in the Partnership. Executive Committee members as general partners benefit annually from the profits of the Partnership through current cash payments from short-term results and from having an opportunity to continue to share in the long-term profitability of the organization. By owning general partnership interests, Executive Committee members are encouraged to balance short-term and long-term results of the Partnership as they have a significant amount of capital at risk. Also, by sharing in any annual operating loss of the Partnership, all general partners, including Executive Committee members, have a direct incentive to manage risk and focus on the short and long-term financial results of the Partnership.

Compensation Components

The Executive Committee members' compensation components are the same as the Partnership's other general partners. The components consist of base salary, deferred compensation, and the income allocated to partners. Executive Committee members do not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or any other elements besides those disclosed below related to their general partnership interest.

Salary Each Executive Committee member receives an amount of fixed compensation in the form of salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership's principal compensation of Executive Committee members is based on general partnership ownership interests in the Partnership and special allocations of net income allocable to general partners, it does not benchmark the compensation of its Executive Committee members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its Executive Committee members. Each Executive Committee member receives a salary generally ranging from $175,000—$250,000 annually.

Deferred Compensation Each Executive Committee member is a participant in the Partnership's profit sharing plan, a qualified deferred compensation plan, which also covers all eligible employees of the Partnership's subsidiaries. Each Executive Committee member receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually within the discretion of the Partnership and have historically been determined based on approximately twenty-four percent of the Partnership's net income before allocations to partners. Allocation of the Partnership's contribution among participants is determined by each participant's relative level of eligible earnings, including their respective allocations of income. The plan is a tax-qualified retirement plan.

Income Allocated to Partners The majority of all general partners' compensation (including that of the Executive Committee members) comes from the members capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners. Ninety-two percent of the Partnership's net income is allocable to general partners, including the Executive Committee members, based upon their capital ownership interest in the Partnership. This ownership interest is set at the discretion of the Partnership's Managing Partner, with input from the Executive Committee. Capital ownership interests, as general partners in the Partnership, held by each Executive Committee member ranged from 1.00% to 2.89% in 2010, 0.80% to 2.89% in 2009, and 0.80% to 2.90% in 2008.

PART III

Item 11. Executive Compensation, continued

The remaining eight percent is allocable among the general partners, which includes the Executive Committee members, based on merit or need as determined by the Managing Partner in consultation with the Executive Committee. None of the Executive Committee members listed in the table below received this allocation in 2008, 2009 or 2010.

Executive Committee members may also hold a subordinated limited partnership interest or limited partnership interest, and earn a return on those investments in the Partnership. Subordinated limited partners and limited partners are allocated any remaining income or loss based on formulas in the Partnership Agreement.

In addition to base salary, under the Partnership Agreement, the Managing Partner has the discretion to allocate an additional $1.5 million (in the aggregate) in compensation to general partners. On March 26, 2010, the amount of the discretionary allocation was increased to $3.0 million. In 2010, 2009, and 2008, $0.1 million, $0.5 million and $0.2 million, respectively was allocated by the Managing Partner. None of the Executive Committee members listed in the table below received this allocation in 2008, 2009 or 2010.

PART III

Item 11. Executive Compensation, continued

The following table identifies the compensation of the Partnership's Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated general partners based on total compensation in 2010 (including respective shares of income allocation). All of the general partners listed below are considered to be executive officers of the Partnership as a result of their services as members of the Executive Committee.

	Year	Salaries	Deferred Compen- sation	Income Allocated to Partners**	Total

James D. Weddle	2010	$250,000	$9,849	$8,491,878	$8,751,727
CEO	2009	250,000	6,615	3,299,736	3,556,351
	2008	250,000	7,337	6,401,001	6,658,338

Kevin Bastien, CFO*	2010	$175,000	$9,849	$3,908,027	$4,092,876
	2009	150,000	6,615	1,347,297	1,503,912

Gary D. Reamey	2010	$175,000	$9,849	$7,482,205	$7,667,054
General Partner -	2009	175,000	6,615	2,941,008	3,122,623
Canadian Operations	2008	175,000	7,337	5,798,207	5,980,544

Norman Eaker	2010	$175,000	$9,849	$7,035,541	$7,220,390
General Partner -	2009	175,000	6,615	2,739,891	2,921,506
Firm Administration	2008	175,000	7,337	5,300,071	5,482,408

Brett A. Campbell	2010	$175,000	$9,849	$6,905,160	$7,090,009
General Partner -	2009	175,000	6,615	2,683,176	2,864,791
Client Solutions	2008	175,000	7,337	5,076,656	5,258,993

*	Effective January 1, 2009, Kevin Bastien assumed the role of Chief Financial Officer.

**	Income Allocated to Partners includes earnings from general partner interests, any subordinated limited partnership investment and limited partnership investment in the Partnership.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As the Partnership is organized as a limited partnership, its management is vested in the general partners thereof and there are no other outstanding “voting” or “equity” securities. It is the opinion of the Partnership that the general partnership interests are not securities within the meaning of federal and state securities laws primarily because each of the general partners participates in the management and conduct of the business.

In connection with the Partnership’s outstanding limited and subordinated limited partnership interests (which are in each case non-voting securities), 297 of the general partners also own limited partnership interests and 53 of the general partners also own subordinated limited partnership interests, as noted in the table below. No person is the beneficial owner of more than 5% of the Partnership’s general partner interests.

As of February 25, 2011:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Owner	% of Class

Limited Partnership Interests	All General Partners as a Group	$47,487,800	7%

Subordinated Limited Partnership Interests	All General Partners as a Group	$74,325,813	30%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Edward Jones leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $20.0 million, $19.0 million and $17.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. These leases are executed and maintained in the same manner as those entered into with third parties.

PART III

Item13.   Certain Relationships and Related Transactions, and Director Independence, continued

Beginning in 2011, the Partnership will make loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. See the Liquidity section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

(Dollars in thousands)
	2010	2009
Fees paid by the Partnership:

Audit fees	$2,104	$2,273
Audit-related fees (1)	965	1,187
Tax fees (2)	793	710

Total fees	$3,862	$4,170

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and consultation on tax matters, and other tax planning and advice.

The Audit Committee pre-approved all audit and non-audit related services in fiscal year 2010 and 2009. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management's Report on Internal Control over Financial Reporting	74

		Report of Independent Registered Public Accounting Firm	75

		Consolidated Statements of Financial Condition as of December 31, 2010 and 2009	77

		Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	79

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2010, 2009 and 2008	80

		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	81

		Notes to Consolidated Financial Statements	82

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2010 and 2009	126

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2010, 2009 and 2008	127

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	128

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
March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle James D. Weddle	Managing Partner (Principal Executive Officer)	March 31, 2011

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

PART IV

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

Exhibit Number		Description

3.1	*

Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated November 26, 2010.

3.2	*

Second Amendment of Seventeenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of August 16, 2010, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2010.

3.3	*

Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 2009.

10.1	*

Form of Cash Subordination Agreement between the Registrant and Edward D. Jones & Co., L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement of Form S-1 (Reg. No. 33-14955).

10.2	*

Note Purchase Agreement by Edward D. Jones & Co., L.P. for $75,000,000 aggregate principal amount of subordinated capital notes with rates ranging from 7.51% to 7.79% due September 15, 2011, incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 24, 1999.

10.3	*

Note Purchase Agreement by Edward D. Jones & Co., L.P., for $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 28, 2002.

10.4	*

Credit Agreement by EDJ Leasing Co., L.P., The Jones Financial Companies, L.L.L.P., et al. and Wells Fargo Bank, National Association dated August 22, 2008, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2009.

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2010, continued

10.5	*

Ordinance No. 24,183 relating to certain existing Agreement entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Des Peres Project) approved November 12, 2009, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.6	*

Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.7	*

Ordinance No. 24,181 authorizing St. Louis County, Missouri, to issue its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Phase III Project) approved November 12, 2009, incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.8	*

Loan Agreement between EDJ Leasing Co., L.P. and Fifth Third Bank, and Ohio banking corporation, dated December 22, 2009, incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.9	*

Master Lease Agreement between Edward D. Jones & Co., L.P. and Chase Equipment Finance, Inc. dated October 30, 2009, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.10	*

Agreements of Lease between EDJ Leasing Co., L.P. and Edward D. Jones & Co., L.P., dated August 1, 1991, incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended September 27, 1991.

10.11	*

Purchase and Sale Agreement between EDJ Leasing Co., L.P. and the Resolution Trust Corporation incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 1992.

10.12	*

Mortgage Note; Deed of Trust and Security Agreement; Assignment of Leases, Rents and Profits; and Subordination and Attornment Agreement between EDJ Leasing Co., L.P. and Nationwide Insurance Company dated April 6, 1994, incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 25, 1994

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2010, continued

10.13	*

Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.14	*

Master Agreement dated as of November 30, 2000 among Edward D. Jones & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Arizona as AFG Equity, Limited Partnership) as Lessor, Suntrust Bank and Certain Financial Institutions Parties Hereto, as Lenders, and Suntrust Bank as agent, and joined in by The Jones Financial Companies, L.L.L.P., incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.15	*

Master Lease Agreement dated November 30, 2000 between Atlantic Financial Group, Ltd. (registered to do business in Arizona as AFG Equity, Limited Partnership), as Lessor, and Edward D. Jones & Co., L.P., as Lessee, incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.16	*

Master Agreement dated September 18, 2001 among Edward D. Jones & Co., L.P., as Lessee, Construction Agent and Guarantor, Atlantic Financial Group, Ltd., (registered to do business in Missouri as Atlantic Financial Group, L.P.) as Lessor, Suntrust Bank and certain financial institutions listed therein, as Lenders, and Suntrust Bank, as Agent and joined in by the Registrant, incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.17	*

Master Lease Agreement dated as of September 18, 2001 between Atlantic Financial Group, Ltd. (registered to do business in Missouri as Atlantic Financial Group, L.P.), as Lessor, and Edward D. Jones & Co., L.P., as Lessee, incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.18	*

Stipulation of Settlement of Class Action , dated December 11, 2006 and Amendment to Stipulation of Settlement of Class Action dated July 1, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2007.

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2010, continued

10.19	*	Joint Stipulation of Class Action Settlement and Release dated September 28, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2007.

10.20	*	Amended Joint Stipulation of Class Action Settlement and Release dated October 4, 2007, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 4, 2007.

10.21	*

Share Purchase Agreement between Edward D. Jones & Co., L.P. and Towry Law Finance Company Limited, dated October 22, 2009, incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.22	*

Transitional Services Agreement between Edward D. Jones & Co., L.P., Towry Law Finance Company Limited and Edward Jones Limited, dated November 12, 2009, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.23	*

Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $320,000,000 revolving line of credit, dated April 21, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 26, 2010.

10.24	**	Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $395,000,000 revolving line of credit, dated March 18, 2011.

21	**	Subsidiaries of the Registrant

23.1	**	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	*	Delegation of Power of Attorney.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2010, continued

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*

Order Instituting Administrative and Cease and Desist proceedings, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21C of the Securities Exchange Act of 1934, dated December 22, 2004, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated December 27, 2004.

99.2	*	NASD Letter of Acceptance, Waiver and Consent, dated December 22, 2004, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated December 27, 2004.

99.3	*	NYSE Stipulation of Facts and Consent to Penalty, dated December 22, 2004, incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K dated December 27, 2004.

99.4	*	Deferred Consideration Agreement, dated December 22, 2004, incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K dated December 27, 2004.

99.5	*	Class Action Settlement Agreement, dated August 29, 2006, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated August 31, 2006.

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in thousands)	2010	2009

ASSETS:

Cash and cash equivalents	$3,183	$4,215

Investment in subsidiaries	1,593,578	1,461,578

Other assets	9,863	9,510

TOTAL ASSETS	$1,606,624	$1,475,303

LIABILITIES

Accounts payable and accrued expenses	$1,651	$8,491

Partnership capital subject to mandatory redemption	1,604,973	1,466,812

TOTAL LIABILITIES	$1,606,624	$1,475,303

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended
(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

NET REVENUE
Subsidiary earnings	$394,861	$164,488	$311,206
Management fee income	62,438	62,473	63,280
Other	1	7	1,128

Total revenue	457,300	226,968	375,614
Interest expense	34,227	35,389	36,665

Net revenue	423,073	191,579	338,949

OPERATING EXPENSES
Compensation and benefits	28,203	27,096	26,837
Payroll and other taxes	316	147	249
Other operating expenses	1,769	29	54

Total operating expenses	30,288	27,272	27,140

INCOME BEFORE ALLOCATIONS TO PARTNERS	$392,785	$164,307	$311,809

Allocations to partners	(392,785)	(164,307)	(311,809)

NET INCOME	$-	$-	$-

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities -
Income before allocations to partners	392,785	164,307	311,809
Decrease in securities purchased under agreements to resell	-	-	91,000
(Increase) decrease in investment in subsidiaries	(132,000)	2,657	(112,690)
Increase in other assets	(353)	(2,580)	(1,054)
(Decrease) increase in liabilities	(6,840)	8,298	(6,332)

Net cash provided by operating activities	253,592	172,682	282,733

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	35,984	25,312	31,438
Redemption of partnership interests	(60,591)	(35,554)	(13,302)
Withdrawals and distributions from partnership capital	(230,017)	(162,568)	(305,410)

Net cash used in financing activities	(254,624)	(172,810)	(287,274)

Net decrease in cash and cash equivalents	(1,032)	(128)	(4,541)

CASH AND CASH EQUIVALENTS:

Beginning of year	4,215	4,343	8,884

End of year	$3,183	$4,215	$4,343

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.