Form 10-Q
period 2011-03-25
JONES FINANCIAL COMPANIES LLLP
filed 2011-05-06
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2011

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

As of April 29, 2011, 671,630 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

(Dollars in thousands)	(Unaudited) March 25, 2011	December 31, 2010

Cash and cash equivalents	$117,517	$87,584

Cash and investments segregated under federal regulations	3,685,737	3,614,163

Securities purchased under agreements to resell	1,153,333	955,209

Receivable from:
Customers	2,282,979	2,318,306
Brokers, dealers and clearing organizations	270,595	239,520
Mutual funds, insurance companies and other	178,788	142,480

Securities owned, at fair value:
Inventory securities	116,355	81,175
Investment securities	91,308	93,411

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	607,043	615,036

Other assets	74,810	94,266

TOTAL ASSETS	$8,578,465	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES

(Dollars in thousands)	(Unaudited) March 25, 2011	December 31, 2010

Payable to:
Customers	$5,786,094	$5,606,760
Brokers, dealers and clearing organizations	101,917	59,233

Securities sold, not yet purchased, at fair value	8,141	6,704

Accrued compensation and employee benefits	432,483	506,221

Accounts payable and accrued expenses	161,729	187,162

Long-term debt	63,971	66,397

	6,554,335	6,432,477

Liabilities subordinated to claims of general creditors	203,700	203,700

Commitments and contingencies (See Notes 8 and 9)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,726,797	1,496,725

Reserve for anticipated withdrawals	93,633	108,248

Total partnership capital subject to mandatory redemption	1,820,430	1,604,973

TOTAL LIABILITIES	$8,578,465	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per unit information)	March 25, 2011	March 26, 2010
Revenue:
Trade revenue
Commissions	$422,430	372,850
Principal transactions	79,408	78,512
Investment banking	42,238	44,565

Total trade revenue	544,076	495,927
Fee revenue
Asset fees	418,441	311,307
Account and activity fees	125,103	122,396

Total fee revenue	543,544	433,703
Interest and dividends	30,610	28,319
Other revenue	5,663	5,496

Total revenue	1,123,893	963,445
Interest expense	17,623	14,645

Net revenue	1,106,270	948,800

Operating expenses:
Compensation and benefits	712,649	600,305
Occupancy and equipment	89,271	85,759
Communications and data processing	71,930	71,990
Payroll and other taxes	48,580	42,705
Advertising	15,797	21,107
Postage and shipping	11,463	12,883
Clearance fees	3,408	2,781
Other operating expenses	35,533	34,727

Total operating expenses	988,631	872,257

Income before allocations to partners	117,639	76,543

Allocations to partners:
Limited partners	17,212	8,622
Subordinated limited partners	12,359	8,045
General partners	88,068	59,876

Net Income	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$25.55	$18.72

Weighted average $1,000 equivalent limited partnership units outstanding	673,659	460,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

THREE MONTHS ENDED MARCH 25, 2011 AND MARCH 26, 2010

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528
Issuance of partnership interests	—	23,365	—	23,365
Redemption of partnership interests	(3,158)	(9,458)	(2,219)	(14,835)
Income allocated to partners	8,622	8,045	59,876	76,543
Withdrawals and distributions	(144)	(339)	(2,348)	(2,831)

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 26, 2010	$468,321	$217,554	$832,895	$1,518,770

Reserve for anticipated withdrawals	(8,478)	(7,706)	(41,003)	(57,187)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 26, 2010	$459,843	$209,848	$791,892	$1,461,583
TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725
Issuance of partnership interests	223,560	26,334	12,967	262,861
Issuance of partnership interests through partnership loans	—	—	89,440	89,440
Redemption of partnership interests	(2,044)	(936)	(51,160)	(54,140)
Income allocated to partners	17,212	12,359	88,068	117,639
Withdrawals and distributions	(15)	(494)	(3,241)	(3,750)

Total partnership capital, including capital financed with partnership loans	690,062	259,231	959,482	1,908,775
Partnership loans outstanding	—	—	(88,345)	(88,345)

TOTAL PARTNERSHIP CAPITAL
SUBJECT TO MANDATORY
REDEMPTION, MARCH 25, 2011	$690,062	$259,231	$871,137	$1,820,430

Reserve for anticipated withdrawals	(17,197)	(11,865)	(64,571)	(93,633)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 25, 2011	$672,865	$247,366	$806,566	$1,726,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 25, 2011	March 26, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash used in operating activities:
Income before allocations to partners	117,639	76,543
Depreciation and amortization	23,042	24,063
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(71,574)	(21,847)
Securities purchased under agreements to resell	(198,124)	(122,757)
Net payable to customers	214,661	73,696
Net receivable from brokers, dealers and clearing organizations	11,609	51,982
Receivable from mutual funds, insurance companies and other	(36,308)	(3,830)
Securities owned, net	(31,640)	(78,744)
Other assets	19,456	980
Accrued compensation and employee benefits	(73,738)	(53,397)
Accounts payable and accrued expenses	(25,530)	(3,055)

Net cash used in operating activities	(50,507)	(56,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(14,952)	(18,972)

Net cash used in investing activities	(14,952)	(18,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	1,983
Repayment of long-term debt	(2,426)	(1,048)
Issuance of partnership interests	262,861	23,365
Redemption of partnership interests	(54,140)	(14,835)
Withdrawals and distributions from partnership capital	(111,998)	(33,115)
Repayment of general partnership loans	1,095	—

Net cash provided by (used in) financing activities	95,392	(23,650)

Net increase (decrease) in cash and cash equivalents	29,933	(98,988)

CASH AND CASH EQUIVALENTS:
Beginning of period	87,584	227,544

End of period	$117,517	$128,556

Cash paid for interest	$13,978	$9,968

Cash paid for taxes	$669	$695

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$2,250	$3,286

Issuance of general partnership interests through partnership loans	$89,440	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three months ended February 28, 2011 and 2010 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers. Edward Jones conducts business in the U.S. and Canada with its customers, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three months ended March 25, 2011 and March 26, 2010, see Note 10 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. customers through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three months ended March 25, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition. The Partnership records customer transactions on a settlement date basis and the related commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis. The Partnership classifies its revenue into the following categories:

Commissions revenue consists of charges to customers for the purchase or sale of listed and unlisted securities, insurance products and mutual fund shares.

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

Asset-based fee revenue consists of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products. The Partnership also receives asset-based fee revenue from its advisory programs, which primarily include Advisory Solutions and Managed Account Program products. These programs provide investment advisory services to its customers for a fee based upon their asset values in the program. Asset-based fee revenue related to the Partnership’s interest in the advisor to the Edward Jones Money Market Funds (Passport Research Ltd.) is also included in asset-based fee revenue.

Account and activity fee revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and self-directed IRA custodian account fees. It also includes other activity-based fee revenue from customers, mutual fund companies and insurance companies.

Interest and dividend revenue is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, interest on partnership loans for general partnership interests, inventory securities and investment securities.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership derived 20% and 24% of its total revenue for the three months ended March 25, 2011 and March 26, 2010, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

NOTE 2 – FAIR VALUE

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

The Partnership’s financial assets and liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FASB ASC No. 820, Fair Value Measurement and Disclosure, with the related amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities for each level, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended March 25, 2011 and December 31, 2010. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of March 25, 2011
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$1,153,333	$—	$—	$1,153,333

Investments segregated under federal regulations:
Certificates of deposit	$—	$150,000	$—	$150,000
U.S. treasuries	704,832	—	—	704,832

Total investments segregated under federal regulations	$704,832	$150,000	$—	$854,832

Securities owned:
Inventory securities:
Certificates of deposit	$—	$3,533	$—	$3,533
U.S. and Canadian government and U.S. agency obligations	837	—	—	837
State and municipal obligations	—	98,513	—	98,513
Corporate bonds and notes	—	7,239	—	7,239
Collateralized mortgage obligations	—	823	—	823
Equities	4,794	—	—	4,794
Unit investment trusts	616	—	—	616

Total inventory securities	$6,247	$110,108	$—	$116,355

Investment securities:
U.S. government and agency obligations held by U.S. broker-dealer	$11,977	$—	$—	$11,977
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealer	3,140	—	—	3,140
Municipal bonds	—	4,711	—	4,711
Mutual funds	71,480	—	—	71,480

Total investment securities	$86,597	$4,711	$—	$91,308

	Financial Liabilities at Fair Value as of March 25, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$718	$—	$718
U.S. and Canadian government and U.S. agency obligations	334	—	—	334
State and municipal obligations	—	444	—	444
Corporate bonds and notes	—	5,215	—	5,215
Collateralized mortgage obligations	—	60	—	60
Equities	1,191	—	—	1,191
Unit investment trusts	179	—	—	179

Total securities sold, not yet purchased	$1,704	$6,437	$—	$8,141

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Securities purchased under agreements to resell	$955,209	$—	$—	$955,209

Investments segregated under federal regulations:
Certificates of deposit	$—	$200,000	$—	$200,000
U.S. treasuries	705,907	—	—	705,907

Total investments segregated under federal regulations	$705,907	$200,000	$—	$905,907

Securities owned:
Inventory securities:
Certificates of deposit	$—	$1,772	$—	$1,772
U.S. and Canadian government and U.S. agency obligations	474	—	—	474
State and municipal obligations	—	55,639	—	55,639
Corporate bonds and notes	—	6,441	—	6,441
Collateralized mortgage obligations	—	602	—	602
Equities	15,980	—	—	15,980
Unit investment trusts	267	—	—	267

Total inventory securities	$16,721	$64,454	$—	$81,175

Investment Securities:
U.S. government and agency obligations held by U.S. broker-dealer	$12,078	$—	$—	$12,078
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealer	3,176	—	—	3,176
Municipal bonds	—	4,711	—	4,711
Mutual funds	73,446	—	—	73,446

Total investment securities	$88,700	$4,711	$—	$93,411

	Financial Liabilities at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$323	$—	$323
U.S. and Canadian government and U.S. agency obligations	256	—	—	256
State and municipal obligations	—	506	—	506
Corporate bonds and notes	—	3,519	—	3,519
Collateralized mortgage obligations	—	74	—	74
Equities	1,927	—	—	1,927
Unit investment trusts	99	—	—	99

Total securities sold, not yet purchased	$2,282	$4,422	$—	$6,704

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as principal transactions revenue. The notional amount of futures contracts outstanding were $8,000 and $5,000 at March 25, 2011 and December 31, 2010, respectively. The average notional amount of futures contracts outstanding throughout the three months ended March 25, 2011 and the year ended December 31, 2010, were approximately $5,900 and $8,900, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments of a $22 gain and a $43 loss are included in the Consolidated Statement of Financial Condition as of March 25, 2011 and December 31, 2010, respectively. The related gains or losses recorded with respect to these assets were a $36 gain and a $78 loss for the three months ended March 25, 2011 and March 26, 2010, respectively.

Due to the short-term nature of the Partnership’s portion of liabilities subordinated to claims of general creditors maturing within one year, the fair value of this item is estimated at carrying value. The Partnership estimates the fair value of long-term debt and the portion of liabilities subordinated to claims of general creditors maturing beyond one year, based on the present value of future principal and interest payments associated with the debt, using current rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership. The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of:

	March 25, 2011	December 31, 2010
Long-term debt	$64,149	$66,732
Liabilities subordinated to claims of general creditors	212,048	210,422

Total	$276,197	$277,154

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 25, 2011	December 31, 2010
Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000
Uncommitted facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a final maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of March 25, 2011, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of May 6, 2011, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2011, the Partnership’s uncommitted lines of credit were reduced by $50,000 by a bank participating in the Partnership’s agreement for the 2011 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit to $595,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Actual borrowing availability on the uncommitted secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of March 25, 2011 and December 31, 2010. Additionally, there were no draws on these lines of credit for the three months ended March 25, 2011 or March 26, 2010.

NOTE 4 – LONG-TERM DEBT

Long-term debt as of March 25, 2011 and December 31, 2010 is composed of the following:

	March 25, 2011	December 31, 2010
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$7,202	$7,427
Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $317, with a final installment on January 1, 2014	21,819	23,694
Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	34,950	35,276

	$63,971	$66,397

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of March 25, 2011 and December 31, 2010 consists of:

	March 25, 2011	December 31, 2010
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$200,000	$200,000
Capital notes 7.79%, due in annual installments of $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	3,700	3,700

	$203,700	$203,700

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

Partnership capital subject to mandatory redemption as of March 25, 2011 and December 31, 2010 consists of:

	March 25, 2011	December 31, 2010
Limited partnership capital	$672,865	$451,349
Subordinated limited partnership capital	247,366	221,968
General partnership capital issued	894,911	823,408

Partner capital contributions	1,815,142	1,496,725

Partnership loans:
General partnership loans issued	(89,440)	—
Repayment of general partnership loans	1,095	—

Partnership loans outstanding	(88,345)	—

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,726,797	1,496,725

Reserve for anticipated withdrawals	93,633	108,248

Partnership capital subject to mandatory redemption	$1,820,430	$1,604,973

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statement of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership, as indicated in the above table. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership completed a limited partnership offering on January 3, 2011 with $223,900 of limited partner capital accepted. The Partnership intends to use the proceeds of the limited partnership offering for working capital and general corporate purposes, including continued satisfaction of regulatory net capital requirements. For further information on the 2011 limited partnership offering, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Beginning in 2011, the Partnership is making loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. Loans made by the Partnership to general partners are generally for a period of one year and bear interest at the prime rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of March 25, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $88,345 and interest income from these loans was $726 for the three months ended March 25, 2011.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,629 and $8,637 for the three months ended March 25, 2011 and March 26, 2010, respectively. These amounts are included as a component of interest expense.

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

NOTE 7 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and withdrawal rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the approval of the Securities and Exchange Commission (“SEC”) and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

As of March 25, 2011, Edward Jones’ net capital of $731,822 was 34.3% of aggregate debit items and its net capital in excess of the minimum required was $689,093. Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 31.7%. Net capital and the related capital percentages may fluctuate on a daily basis.

As of March 25, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $46,508 was $35,553 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of March 25, 2011, with regulatory capital requirements in the jurisdiction in which it operates.

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $3.0 million to $32.0 million. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

NOTE 9 – COMMITMENTS

The Partnership committed in October 2009, to construct an additional parking garage at its St. Louis, Missouri, north campus location. The Partnership estimates the cost to construct the garage to be approximately $24,500 and, as of March 25, 2011, has executed agreements of $24,314 for the construction. As of March 25, 2011, the Partnership has paid $18,068 related to commitments for this construction project resulting in $6,246 of remaining commitments. The Partnership anticipates the remaining estimated amounts to be incurred and paid throughout 2011.

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

The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. Financial information about the Partnership’s reportable segments is presented in the table below. For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch associates and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation. While overall Partnership profitability determines the amount of financial advisor and headquarters and branch employee bonuses, performance of the individual segment can impact the amount of financial advisor bonus expense for each segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating segment performance.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Canada segment information is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

Financial information for the Company’s reportable segments is presented in the following table for the periods ended:

	Three Months Ended
	March 25, 2011	March 26, 2010
Net revenue:
United States of America	$1,061,070	$908,365
Canada	45,200	40,435

Total net revenue	1,106,270	948,800

Pre-variable income (loss):
United States of America	205,775	125,869
Canada	(862)	(4,890)

Total pre-variable income	204,913	120,979

Variable compensation:
United States of America	84,609	42,874
Canada	2,665	1,562

Total variable compensation	87,274	44,436

Income (loss) before allocation to partners:
United States of America	121,166	82,995
Canada	(3,527)	(6,452)

Total income before allocation to partners	$117,639	$76,543

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the increases (decreases) in major categories of the Consolidated Statements of Income as well as several key related metrics for the three months ended March 25, 2011 and March 26, 2010. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	March 25,	March 26,	Change
	2011	2010	$	%
Revenue:
Trade revenue:
Commissions	$422.4	$372.9	$49.5	13%
Principal transactions	79.4	78.5	0.9	1%
Investment banking	42.2	44.5	(2.3)	-5%

Total trade revenue	544.0	495.9	48.1	10%

% of net revenue	49%	52%

Fee revenue:
Asset-based	418.4	311.3	107.1	34%
Account and activity	125.1	122.4	2.7	2%

Total fee revenue	543.5	433.7	109.8	25%

% of net revenue	49%	46%
Net interest and dividends	13.0	13.7	(0.7)	-5%
Other revenue	5.8	5.5	0.3	5%

Net revenue	1,106.3	948.8	157.5	17%
Operating expenses	988.7	872.3	116.4	13%

Income before allocation to partners	$117.6	$76.5	$41.1	54%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$22.3	$20.6	$1.7	8%
Advisory programs ($ billions)	$5.4	$5.8	$(0.4)	-7%
Customer households at year end (millions)	4.48	4.46	0.02	0%
Customer assets under care:
Total:
At period end ($ billions)	$592.0	$532.9	$59.1	11%
Average ($ billions)	$586.1	$518.7	$67.4	13%
Advisory Programs:
At period end ($ billions)	$60.2	$35.1	$25.1	72%
Average ($ billions)	$57.3	$31.7	$25.6	81%
Financial advisors:
At period end	12,482	12,717	(235)	-2%
Average	12,496	12,695	(199)	-2%
Attrition %	15.2%	15.9%	n/a	n/a
Dow Jones Industrial Average:
At period end	12,221	10,850	1,371	13%
Average for period	12,007	10,469	1,538	15%
S&P 500 Index:
At period end	1,314	1,167	147	13%
Average for period	1,301	1,121	180	16%

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

Basis of Presentation

The Partnership broadly categorizes its revenues into four categories; trade revenue (revenue from customer buy or sell transactions of securities), fee revenue, interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which customers invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in customer accounts. These fees are impacted by customer dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers, the variability of interest rates earned and paid on such balances and the number of limited partner interests.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 25, 2011 AND MARCH 26, 2010

During the first quarter of 2011, the Partnership’s results of operations improved compared to the first quarter of 2010 primarily due to increased asset-based fees as a result of the continued investment of customer dollars into advisory programs and an increase in asset values as well as continued focus on cost discipline. These improvements are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. These factors also contributed to a changing composition of net revenue. For the three months ended March 25, 2011, trade revenue and fee revenue each comprised 49% of net revenue. For the three months ended March 26, 2010, net revenue was more heavily weighted towards trade revenue than fee revenue. For first quarter 2010, trade revenue and fee revenue comprised 52% and 46% of net revenue, respectively.

For the three months ended March 25, 2011, net revenue increased 17% ($157.5 million) to $1.1 billion, which was attributable to increased trade revenue, asset-based fee revenue, account and activity fees and other revenue, partially offset by a decrease in net interest income. Trade revenue and fee revenue increased by 10% and 25%, respectively, compared to the first three months of 2010. For further details on these fluctuations, see the discussion in the trade revenue and fee revenue sections below. Operating expenses for the three months ended March 25, 2011 increased 13% quarter-over-quarter primarily as a result of increased financial advisor compensation and variable compensation due to the Partnership’s increased revenues and profitability. Income before allocations to partners increased 54% ($41.1 million) to $117.6 million. The Partnership’s profit margin based on income before allocations to partners increased to 10.5% for the three months ended March 25, 2011 from 7.9% for the three months ended March 26, 2010.

In addition, the Partnership has remained focused on the efforts to grow the number of financial advisors and its branch office network. However, the Partnership’s first quarter 2011 financial advisor total decreased compared to the first quarter 2010 total, ending the period with 12,482 financial advisors as of March 25, 2011 compared to 12,717 as of March 26, 2010. This decrease can be attributed in part to current employment market conditions as well as the Partnership’s recent increase in financial advisor financial performance expectations. Not meeting Partnership growth objectives may result in slower growth in the number of financial advisors and potentially a reduced rate of revenue growth in future periods.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The discussion below details the major fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the three months ended March 25, 2011 as compared to the three months ended March 26, 2010.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 10% ($48.1 million) to $544.0 million during the three months ended March 25, 2011 compared to the three months ended March 26, 2010. This increase in trade revenue was due to increases in customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission) and in the margin earned on these customer dollars invested. Total customer dollars invested were $22.3 billion during the first three months of 2011, an 8% ($1.7 billion) increase from $20.6 billion for the first three months of 2010. The Partnership’s margin earned on each $1,000 invested increased to $24.40 in the first quarter of 2011 from $24.10 in the first quarter of 2010. This increase was primarily due to customer investments continuing to shift to equities in 2011 from lower margin certificates of deposit and other fixed income products in 2010. A discussion specific to each component of trade revenue follows.

Commissions

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$226.6	$214.7	$11.9	6%
Equities	112.7	87.1	25.6	29%
Insurance	83.1	71.1	12.0	17%

Total commissions revenue	$422.4	$372.9	$49.5	13%

Related metrics:
Customer dollars invested ($ billions)	$16.3	$14.3	$2.0	14%
Margin per $1,000 invested	$25.90	$26.00	$(0.1)	0%
U.S. business days	58	58	—	0%

Commissions revenue increased 13% ($49.5 million) in the first quarter of 2011 to $422.4 million. This increase was due to a 14% ($2.0 billion) increase in customer dollars invested in commission generating transactions. Mutual fund commissions increased 6% ($11.9 million), equities commissions increased 29% ($25.6 million) and insurance commissions increased 17% ($12.0 million) due to the increase in customer dollars invested as mentioned above. The margin earned on each $1,000 invested in commission generating transactions decreased slightly to $25.90 in the first quarter of 2011 from $26.00 in the first quarter of 2010. This decrease in margin earned is primarily due to a shift in product mix from higher margin mutual fund products to lower margin equity products.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$63.3	$55.1	$8.2	15%
Corporate bonds	8.2	11.6	(3.4)	-29%
Certificates of deposit	3.1	4.5	(1.4)	-31%
Unit investment trusts	2.0	2.2	(0.2)	-9%
Government bonds	1.8	3.3	(1.5)	-45%
Collateralized mortgage obligations	1.0	1.8	(0.8)	-44%

Total principal transactions revenue	$79.4	$78.5	$0.9	1%

Related metrics:
Customer dollars invested ($ billions)	$4.6	$4.9	$(0.3)	-6%
Margin per $1,000 invested	$17.10	$16.00	$1.10	7%
U.S. business days	58	58	—	0%

Principal transactions revenue increased 1% ($0.9 million) to $79.4 million compared to the first quarter of 2010, attributable to an increase in the margin earned on the customer dollars invested, partially offset by a decrease in customer dollars invested. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $17.10 during the first quarter of 2011 from $16.00 during the first quarter of 2010 primarily as a result of a shift in product mix from lower margin taxable fixed-income products to higher margin tax free fixed-income products. Customer dollars invested decreased as customers invested $4.6 billion in products that resulted in principal transactions revenue in the first three months of 2011 compared to $4.9 billion in the first three months of 2010.

Quarter-over-quarter, revenue from municipal bonds increased 15% ($8.2 million), while revenue from corporate bonds decreased 29% ($3.4 million), certificates of deposit decreased 31% ($1.4 million), unit investment trusts decreased 9% ($0.2 million), government bonds decreased 45% ($1.5 million) and collateralized mortgage obligations decreased 44% ($0.8 million). The increase in municipal bonds revenue was due to the attractive yields on municipal bonds relative to treasury securities in addition to a greater supply of traditional tax free bonds in first quarter of 2011 versus first quarter of 2010. Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment. Certificates of deposit revenue declined from the first three months of 2010, primarily due to a decrease in margins earned on certificates of deposit.

In addition, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected as investment banking revenue and therefore has reclassified the related 2010 revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice. For further information, see the related discussion in the following investment banking section.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Investment banking revenue ($ millions):
Unit investment trusts	$36.8	$35.4	$1.4	4%
Municipal bonds	3.9	7.3	(3.4)	-47%
Corporate bonds	1.2	—	1.2	100%
Government bonds	0.3	1.8	(1.5)	-83%

Total investment banking revenue	$42.2	$44.5	$(2.3)	-5%

Related metrics:
Customer dollars invested ($ billions)	$1.3	$1.3	$—	0%
Margin per $1,000 invested	$31.70	$33.10	$(1.40)	-4%
U.S. business days	58	58	—	0%

Investment banking revenue decreased 5% ($2.3 million) to $42.2 million in the first three months of 2011 compared to the first three months of 2010, due to a decrease in margin earned on the customer dollars invested. The Partnership’s margin earned on investment banking for each $1,000 invested decreased to $31.70 during the first quarter of 2011 from $33.10 during the first quarter of 2010 primarily as a result of a shift in product mix from higher margin tax free fixed-income products to lower margin unit investment trusts equity products. Customer dollars invested remained flat at $1.3 billion for both the first quarter of 2011 and 2010.

Municipal bonds revenue decreased 47% ($3.4 million) in the first quarter of 2011 resulting from the above mentioned shift in product mix from tax free fixed-income products to equity products. Unit investment trusts revenue increased 4% ($1.4 million) as a result of the increased demand for traditional tax free trusts and the introduction of a new product partner for taxable municipal bonds, partially offset by a lower volume of taxable debt underwritings.

As unit investment trusts revenue has grown to represent a larger portion of total trade revenue, the Partnership has determined that certain unit investment trusts revenue is more appropriately reflected in investment banking revenue and therefore has reclassified the related 2010 revenue balances to investment banking revenue, from principal transactions revenue, which better aligns with the nature of the revenue and common industry practice.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 25% ($109.8 million) to $543.5 million compared to the first three months of 2010. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

Asset-based

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$189.5	$105.3	$84.2	80%
Service fees	188.9	167.3	21.6	13%
Revenue sharing	30.4	29.2	1.2	4%
Trust fees	5.8	4.7	1.1	23%
Money market fees	3.8	4.8	(1.0)	-21%

Total asset-based fee revenue	$418.4	$311.3	$107.1	34%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held out side of advisory programs	$308.6	$260.7	$47.9	18%
Advisory programs	57.3	31.7	25.6	81%
Insurance	50.4	43.0	7.4	17%
Money market	17.9	19.5	(1.6)	-8%

Total customer asset values	$434.2	$354.9	$79.3	22%

(1)	U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the quarters ended March 25, 2011 and March 26, 2010.

Compared to the first quarter of 2010, asset-based fee revenue increased 34% ($107.1 million) to $418.4 million due primarily to continued investment of customer dollars into advisory programs and increases in the average market values of customer assets on which the Partnership receives asset-based fees.

Advisory programs fee revenue, which primarily includes Advisory Solutions and Managed Account Program fee revenue, was $189.5 million in the first three months of 2011 as compared to $105.3 million in the first three months of 2010, an increase of $84.2 million. Customer assets in the advisory programs as of March 25, 2011 and March 26, 2010 were $60.2 billion and $35.1 billion, respectively. The average value of customer assets in the advisory programs were $57.3 billion in the first quarter of 2011 compared to $31.7 billion in the first quarter of 2010, and has grown due to continued investment of customer dollars into advisory programs and an increase in the market appreciation of existing asset values. A majority of customer assets held in the advisory programs were converted from other client investments previously held with the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Service fee revenue increased 13%, which is relatively consistent with the movement in the S&P 500 Index, which averaged 16% higher during the first quarter of 2011 compared to the first quarter of 2010.

Revenue sharing increased 4% ($1.2 million), to $30.4 million in the first quarter of 2011 as compared to the first quarter of 2010. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease in rates earned related to certain product partner revenue sharing agreements.

Money market fees decreased 21% ($1.0 million) in the first three months of 2011 as compared to the first three months of 2010 due primarily to an 8% decrease in the average money market asset values, partially offset by an increase in revenue caused by a decrease in the voluntary reduction of certain fees. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $20.4 million and $22.8 million to the revenue earned by the Partnership in the first quarter of 2011 and 2010, respectively, which increased money market fees by $2.4 million quarter-over-quarter. The waiver is expected to continue at this level in future periods, based upon the current interest rate environment.

Account and Activity

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$69.3	$67.9	$1.4	2%
Retirement account fees	32.7	32.3	0.4	1%
Other account and activity fees	23.1	22.2	0.9	4%

Total account and activity fee revenue	$125.1	$122.4	$2.7	2%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	16.4	15.9	0.5	3%
Retirement accounts	3.5	3.3	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $125.1 million increased 2% ($2.7 million) quarter-over-quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 2% ($1.4 million) to $69.3 million due to an increase in the number of sub-transfer agent services accounts. In addition, retirement account fees increased 1% ($0.4 million) to $32.7 million compared to first quarter 2010 due to increases in the number of retirement accounts and termination fees. Other account and activity

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

fees increased 4% ($0.9 million) to $23.1 million due to net increases in various other types of fees including mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees.

Net Interest and Dividends

	Three Months Ended
($ millions)	March 25, 2011	March 26, 2010	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$26.3	$25.4	$0.9	4%
Short-term investing interest	2.4	2.0	0.4	20%
Other interest and dividends	1.9	0.9	1.0	111%
Interest expense	(17.6)	(14.6)	(3.0)	-21%

Total net interest and dividends revenue	$13.0	$13.7	$(0.7)	-5%

Related metrics:
Average funds invested	$4,882.6	$3,728.8	$1,153.8	31%
Average rate earned	0.21%	0.23%	-0.02%	-9%
Average aggregate customer loan balance	$2,184.7	$2,074.4	$110.3	5%
Average rate earned	5.22%	5.27%	-0.05%	-1%
Weighted average $1,000 equivalent limited partnership units outstanding	673,659	460,577	213,082	46%

Net interest and dividends revenue decreased 5% ($0.7 million) to $13.0 million quarter-over-quarter due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased 21% ($3.0 million) quarter-over-quarter primarily due to additional expense ($4.0 million) for the minimum 7.5% annual return on the limited partnership interests outstanding caused by the limited partnership offering completed in January 2011. Total interest expense related to the minimum 7.5% annual return on limited partnership interests amounted to $12.6 million for the period ended March 25, 2011 as compared to $8.6 million for the period ended March 26, 2010.

Interest income from customer loans increased 4% ($0.9 million) to $26.3 million. The average aggregate customer loan balance increased 5% ($110.3 million) to $2.2 billion; however, the average rate earned on those customer loan balances decreased to 5.22% during the first quarter of 2011 from 5.27% in the first quarter of 2010. Collateral held in customer accounts with loan balances increased 4% ($428.2 million) to $10.0 billion in the first three months of 2011 as compared to the first three months of 2010. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the first three months of 2011 and 2010.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Additionally, interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 20% ($0.4 million). The related average funds invested during the first three months of 2011 was $4.9 billion, compared to $3.7 billion in the first three months of 2010, including $3.6 billion and $2.8 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of March 25, 2011 and March 26, 2010, respectively. The average rate earned on this type of investment decreased to 0.20% during the first quarter of 2011 from 0.26% during the first quarter of 2010. See the Liquidity and Capital Resources discussion below for additional information.

Other interest and dividends revenue increased 111% ($1.0 million) to $1.9 million quarter-over-quarter due primarily to $0.7 million of interest income recognized for the interest paid by general partners in connection with partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Other Revenue

Other revenue increased slightly quarter-over-quarter. The increase between quarters is primarily attributable to the change in value in the investments held related to the Partnership’s non-qualified deferred compensation plan and foreign currency translation gains. These increases were partially offset by a decrease in transitional services revenue, resulting from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary, further described in Note 2 to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$712.7	$600.3	$112.4	19%
Occupancy and equipment	89.3	85.8	3.5	4%
Communications and data processing	71.9	72.0	(0.1)	0%
Payroll and other taxes	48.6	42.7	5.9	14%
Advertising	15.8	21.1	(5.3)	-25%
Postage and shipping	11.5	12.9	(1.4)	-11%
Clearance fees	3.4	2.8	0.6	21%
Other operating expenses	35.5	34.7	0.8	2%

Total operating expenses	$988.7	$872.3	$116.4	13%

Related metrics:
Number of branches	11,406	11,244	162	1%
Full-time equivalent employees:
Financial advisors:
At period end	12,482	12,717	(235)	-2%
Average	12,496	12,695	(199)	-2%
Branch employees:
At period end	12,878	12,381	497	4%
Average	12,891	12,302	589	5%
Headquarters employees:
At period end	4,902	4,858	44	1%
Average	4,893	4,848	45	1%
Headquarters employees per 100 financial advisors (average)	39.2	38.2	1.0	3%
Branch employees per 100 financial advisors (average)	103.2	96.9	6.3	7%
Operating expenses per average financial advisor(1)	$40,248	$38,931	$1,317	3%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 13% ($116.4 million) to $988.7 million compared to first quarter 2010 primarily due to increases in compensation and benefits and related payroll taxes.

Total compensation and benefits costs increased 19% ($112.4 million) to $712.7 million, primarily due to increases in financial advisor compensation and variable compensation.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 19% ($64.8 million). This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

paid. Financial advisor salary and subsidy decreased 22% ($7.9 million) due to fewer financial advisor hires participating in these compensation programs. The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, effective January 2011, the Partnership raised the guaranteed base pay to better recruit financial advisors.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In first quarter of 2011, variable compensation increased 97% ($42.9 million), to $87.3 million, as compared to $44.4 million in first quarter of 2010. This increase is a result of the Partnership’s increased profitability.

Headquarters salary and benefit expense increased 6% ($4.4 million) to $84.2 million and branch salary and benefit expense increased 8% ($8.2 million) to $115.6 million in the first three months of 2011 primarily due to an increase in benefits expense caused by increased healthcare costs and an increase in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent (“FTE”) basis, the Partnership had 4,902 headquarters employees and 12,878 branch employees as of March 25, 2011, compared to 4,858 headquarters employees and 12,381 branch employees as of March 26, 2010.

The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch employees to financial advisors as key metrics in managing its costs. In first quarter of 2011, there were an average of 39.2 headquarters employees and 103.2 branch employees for each 100 financial advisors, compared to an average of 38.2 headquarters employees and 96.9 branch employees for each 100 financial advisors in first quarter of 2010. The increase in the average headquarters employees for each 100 financial advisor ratio is primarily the result of the decrease in the number of financial advisors quarter-over-quarter as well as an increase in headquarters employees. If the Partnership is unable to grow its financial advisor network in 2011, the average number of headquarters employees per 100 financial advisors will continue to increase in 2011, which will result in growing headquarters compensation costs at a faster rate than financial advisors. The increase in average branch employees for each 100 financial advisor ratio quarter-over-quarter is due to growth in branch employees at a higher rate than the growth in financial advisors.

The remaining operating expenses increased 1% ($4.0 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in occupancy and equipment costs related to the continued expansion of the Partnership’s branch office network and headquarters facilities. These increases were partially offset by a decrease in advertising costs as the Partnership has decreased its advertising efforts compared to the same period last year.

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation. While overall Partnership profitability determines the amount of financial advisor and headquarters and branch employee bonuses, performance at the individual financial advisor level, impacts the amount of financial advisor bonus expense allocated to each reportable segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating each reportable segment’s financial performance.

The Canada segment information as reported in the following table is based upon the Canadian broker-dealer’s Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	March 25, 2011	March 26, 2010	$ Change	% Change
Net revenue:
United States of America	$1,061.1	$908.4	$152.7	17%
Canada	45.2	40.4	4.8	12%

Total net revenue	1,106.3	948.8	157.5	17%

Operating expenses (excluding variable compensation):
United States of America	855.3	782.6	72.7	9%
Canada	46.1	45.3	0.8	2%

Total operating expenses	901.4	827.9	73.5	9%

Pre-variable income (loss):
United States of America	205.8	125.8	80.0	64%
Canada	(0.9)	(4.9)	4.0	82%

Total pre-variable income	204.9	120.9	84.0	69%

Variable compensation:
United States of America	84.6	42.8	41.8	98%
Canada	2.7	1.6	1.1	69%

Total variable compensation	87.3	44.4	42.9	97%

Net income (loss):
United States of America	121.2	83.0	38.2	46%
Canada	(3.6)	(6.5)	2.9	45%

Total net income	$117.6	$76.5	$41.1	54%

Customer assets under care ($ billions):
United States of America
At period end	$575.8	$518.9	$56.9	11%
Average	$570.1	$505.4	$64.7	13%
Canada
At period end	$16.2	$14.0	$2.2	16%
Average	$16.0	$13.3	$2.7	20%

Financial advisors:
United States of America
At period end	11,858	12,027	(169)	-1%
Average	11,873	12,004	(131)	-1%
Canada
At period end	624	690	(66)	-10%
Average	622	691	(69)	-10%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 17% ($152.7 million) in the first quarter of 2011 from the same period in 2010 primarily due to increases in trade revenue ($44.2 million), service fees ($19.4 million) and advisory programs revenue ($83.9 million), partially offset by a decrease in net interest income ($1.1 million) and money market fees ($0.9).

The increase in trade revenue is primarily due to an 8% ($1.6 billion) increase in customer dollars invested to $21.2 billion for the first quarter of 2011 from $19.6 billion for the same period in 2010. Additionally, margins earned on each $1,000 invested by customers increased to $24.30 in the first three months of 2011 from $23.90 in the first three months of 2010 due to higher margins earned on mutual funds and insurance products. Service fee revenue increased as higher equity market values in the first three months of 2011 lifted the average asset values on which service fees are earned. Advisory programs fee revenue increased due to significant growth of customer assets under care which increased 81% ($25.6 billion). Net interest income decreased due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased as a result of increased minimum 7.5% annual return on the additional limited partnership interests outstanding in 2011 as compared to 2010 due to the limited partnership offering completed January 2011. Interest income increased due to an increase in the average aggregate customer loan balance, partially offset by a decrease in the average rate earned on those customer loan balances. The decrease in money market revenue is primarily due to a decrease in average asset values quarter-over-quarter. This decrease was partially offset by a decrease in the voluntary reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $20.4 million in the first quarter of 2011, as compared to a reduction of revenue of $22.8 million in the first quarter of 2010, therefore resulting in an increase in revenue of $2.4 million quarter-over-quarter.

Operating expenses (excluding variable compensation) increased 9% ($72.7 million) primarily due to increases in financial advisor compensation ($61.8 million), headquarters and branch salary and fringe benefits ($12.1 million) and payroll and other taxes ($5.6 million). These increases were partially offset by a decrease in financial advisor salary and subsidy expense ($6.8 million). The increases in financial advisor compensation and payroll and other taxes were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Headquarters and branch salary and fringe benefits expense increased as the Partnership added personnel to support increased productivity of its financial advisor network. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue increased 12% ($4.8 million) in the first quarter of 2011 from the same period in 2010 primarily due to increases in trade revenue ($3.9 million) and asset-based fee revenue ($2.5 million). These increases were partially offset by a decrease in other revenue ($2.9 million). Trade revenue increased due to higher customer dollars invested, which increased 16% ($155.1 million), from $968.4 million in the first quarter of 2010 to $1.1 billion in the first quarter of 2011. Asset-based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions quarter-over-quarter. Other revenue primarily decreased due to a $3.5 million decrease in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) increased 2% ($0.8 million) in first quarter 2011 from first quarter 2010 primarily due to a $3.0 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. This increase was partially offset by a decrease in financial advisor salary and subsidy ($1.1 million), which decreased due to fewer financial advisor hires participating in these compensation programs.

As a result, the pre-variable loss for the Canadian business segment improved from a loss of $4.9 million in first quarter of 2010 to a loss of $0.9 million in first quarter of 2011, an improvement of 82% ($4.0 million).

This improvement to the financial results of the Canadian business segment is due in part to the Partnership’s focus on a plan to accelerate the path to profitability for the Canadian segment (“Canada Plan to Profitability”). The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements, launched throughout 2010. Expense reduction efforts put into place throughout 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts. These initiatives put into place throughout 2010 have improved the financial results of the Canadian business segment for the quarter ended March 25, 2011 as compared to the quarter ended March 26, 2010.

However, the fact that the Partnership has had lower financial advisor recruits and a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

REGULATORY REFORM

Financial Services Regulatory Reform. The SEC is responsible for implementing a series of regulatory initiatives under the Dodd-Frank Act. Among numerous other provisions, the Dodd-Frank Act directs the SEC to study existing practices in the industry and grants the SEC discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers and such other customers as the SEC provides by rule. For further discussion of this Act, see “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors section in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 69% and 66% of its total revenue from sales and services related to mutual fund and annuity products in the first quarter of 2011 and 2010, respectively. In addition, the Partnership derived 20% and 24% of its total revenue from one mutual fund vendor in the first three months of 2011 and 2010, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership completed a limited partnership offering on January 3, 2011 with $223.9 million limited partner capital accepted. The Partnership intends to use the proceeds of the limited partnership offering for working capital and general corporate purposes, including continued satisfaction of regulatory net capital requirements. For further information on the 2011 limited partnership offering, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Partnership’s capital subject to mandatory redemption at March 25, 2011, net of reserve for anticipated withdrawals, was $1.7 billion, an increase of $230.1 million from December 31, 2010, which includes the proceeds of the limited partnership offering discussed above. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($20.3 million) and the issuance of limited partner, subordinated limited partner and general partner interests ($223.6 million, $26.3 million and $102.3 million, respectively), partially offset by redemption of limited partner, subordinated limited partner and general partner interests ($2.0 million, $0.9 million and $51.2 million, respectively) and partnership loans outstanding ($88.3 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 23% of income allocated to general partners. During the quarters ended March 25, 2011 and March 26, 2010, the Partnership retained 23.0% and 27.6%, respectively, of income allocated to general partners. Beginning in 2011, the Partnership decreased the amount of retention to approximately 23% from 28% of net income allocated to general partners. If individual income tax rates increase, the Partnership may, in the future, decrease the percentage of retained net income further.

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

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership. Effective January 2011, general partners may elect to finance a portion or all of their purchase of partnership interests through loans made available from the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Loans made by the Partnership to general partners are generally for a period of one year and bear interest at the prime rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general partners in connection with such loans. General partners borrowing from the Partnership will be required to repay such loans by applying the majority of earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. However, any bank loans held by a general partner will be repaid prior to any application of earnings towards that partner’s Partnership loan. The Partnership will have full recourse against any general partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that these changes will have a significant impact on the Partnership’s liquidity or capital resources.

In addition, the Partnership has not and will not provide loans to members of the Executive Committee. Executive Committee members who require financing for some or all of their individual partner capital contributions will continue to have a loan directly with banks willing to provide such financing on an individual basis.

Any purchases of partnership interests financed through banks are unsecured bank loan agreements and are between the individual and the bank. The bank loans of the individual general partners, obtained for new general partner capital purchases prior to 2011, are one year term loans due on February 24, 2012, which are subject to annual renewal and have no required principal payments prior to maturity. The current bank loans of the individual subordinated limited and limited partners are due on January 3, 2012 and also have no required principal payments prior to that time. The Partnership does not guarantee these bank loans nor can the individual general, subordinated limited or limited partners pledge their partnership interest as collateral for the bank loan.

Additionally, the Partnership has performed certain administrative functions in connection with its partners who have elected to finance a portion of the purchase of partnership interests through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all individual purchases financed through such agreements, the individual partners provide an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of that individual’s capital account to the repayment of their bank loan prior to any funds being released to the partner. In addition, the partner is required to apply partnership earnings, net of any firm retention and any distributions to pay taxes, to service the interest and principal on the bank loan. Should a subordinated limited or limited partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity.

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

As mentioned above, many of the same banks that provide financing to individual partners also provide various forms of financing to the Partnership. To the extent these banks increase credit available to the individual partners, financing available to the Partnership may be reduced.

The Partnership, while not a party to any individual partner unsecured bank loan agreements, does facilitate making payments of allocated income to certain banks on behalf of the partner. The following table represents amounts related to individual partnership loans as well as bank loans (for which the Partnership facilitates certain administrative functions). Individual partners may have arranged their own bank loans to finance their partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

	As of March 25, 2011
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital*:
Total partnership capital	$672,865	$247,366	$894,911	$1,815,142

Partnership capital owned by partners through individual loans	$440,919	$656	$429,761	$871,336

Partnership capital owned by partners with individual loans as a percent of total partnership capital	65.5%	0.3%	48.0%	48.0%

Individual loans:
Individual bank loans	$142,397	$225	$91,472	$234,094
Individual partnership loans	—	—	88,345	88,345

Total individual loans	$142,397	$225	$179,817	$322,439

Individual loans as a percent of total partnership capital	21.2%	0.1%	20.1%	17.8%
Individual loans as a percent of partnership capital owned by partners with individual loans	32.3%	34.3%	41.8%	37.0%

*	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

(Dollars in thousands)	March 25, 2011	December 31, 2010
Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000

Uncommitted credit facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320 million committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395 million committed unsecured revolving line of credit (“2011 Credit Facility”), which has a final maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day-advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same-day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.2 billion plus 50% of subsequent issuances of partnership capital. As of May 6, 2011, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2011, the Partnership’s uncommitted lines of credit were reduced by $50.0 million by a bank participating in the Partnership’s agreement for the 2011 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit to $595.0 million.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of March 25, 2011 and December 31, 2010. In addition, the Partnership did not have any draws against these lines of credits during the three months ended March 25, 2011 or March 26, 2010.

The following table shows the activity for the Partnership’s long-term debt agreements during the quarter-ended March 25, 2011:

(Dollars in thousands)	December 31, 2010	Borrowings	Payments	March 25, 2011
Activity during period:
2002 Fixed Rate Mortgage	$7,427	$—	$(225)	$7,202
2009 Office Equipment Note Payable	23,694	—	(1,875)	21,819
2009 Fixed Rate Mortgage	35,276	—	(326)	34,950

Total long-term debt	$66,397	$—	$(2,426)	$63,971

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment. The Partnership has borrowed the entire $30.0 million under this financing agreement and each borrowing will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of the one-month LIBOR rate and is secured by the equipment being financed.

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

In 2002, the Partnership entered into a $13.1 million fixed rate mortgage on a headquarters building located on its Tempe, Arizona campus location, which has monthly principal and interest payments ending June 1, 2017. The note payable is collateralized by the related building.

As of March 25, 2011, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of March 25, 2011, the Partnership had $117.5 million in cash and cash equivalents and $1.2 billion in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.3 billion of Partnership liquidity as of March 25, 2011, a 30% ($0.3 billion) increase from $1.0 billion at December 31, 2010. In addition, the Partnership also had $3.7 billion and $3.6 billion in cash and investments segregated under federal regulations at March 25, 2011 and March 26, 2010, respectively, which was not available for general use.

During the first quarter of 2011, cash and cash equivalents of $117.5 million increased $29.9 million from $87.6 million as of December 31, 2010. Cash used in operating activities was $50.5 million. The primary sources of cash used in operating activities include a net increase in assets ($306.6 million), partially offset by income before allocations to partners ($117.6 million) adjusted for depreciation expense ($23.0 million) and a net increase in liabilities ($115.5 million). During the first quarter of 2011, cash used in investing activities was $15.0 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of a new parking garage as noted above. During the first quarter of 2011, cash provided by financing activities was $95.4 million, consisting primarily of issuance of partnership interests ($262.9 million) and repayment of partnership loans ($1.0 million), partially offset by partnership withdrawals and distributions ($112.0 million), redemption of partnership interests ($54.1 million) and repayment of debt ($2.4 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and withdrawal rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As of March 25, 2011, Edward Jones’ net capital of $731.8 million was 34.3% of aggregate debit items and its net capital in excess of the minimum required was $689.1 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 31.7%. Net capital and the related capital percentage may fluctuate on a daily basis. As of March 25, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $46.5 million was $35.6 million in excess of the capital that IIROC requires to be held. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

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

The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 8 to the Consolidated Financial Statements, Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mutual Funds and Annuities and Part II, Item 1 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

The Partnership’s periodic evaluation of the estimated useful lives of equipment, property and improvements is based on the original life determined at the time of purchase and any events or changes in circumstances that would result in a change in the useful life.

Included in Item 3 – Quantitative and Qualitative Disclosures about Market Risk and in the notes to the financial statements (see Note 1 to the Consolidated Financial Statements), are additional discussions of the Partnership’s accounting policies.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, securities owned and receivables less liabilities. Monetary net assets are primarily short-term in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

The SEC requires market risk disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership’s Form 10-K for the fiscal year ended December 31, 2010.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and short-term investments, which averaged $2.2 billion and $4.9 billion for the quarter ended March 25, 2011, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $32.0 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $7.0 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 21 basis points (0.21%) in the first three months of 2011, and therefore the financial dollar impact of further declines in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees reduced the Partnership’s revenue by a total of $20.4 million for the quarter ended March 25, 2011 and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership’s revenue could increase annually by up to $80 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 25, 2011.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Lyondell. This lawsuit concerns a 2007 leveraged buyout in which a foreign chemical company acquired Lyondell Chemical Company from its then shareholders. The trustee of Creditor Trust alleges that the payments to the former Lyondell shareholders for their stock were constructive and intentional fraudulent transfers. Of the $5.9 billion in alleged fraudulent transfers, plaintiff alleges that Edward Jones’ customers received approximately $7 million.

In December 2010, the same trustee, acting for a different trust created under the Lyondell plan of reorganization (the “LB Litigation Trust”) filed a second complaint, in U.S. Bankruptcy Court. This complaint also asserts fraudulent transfer claims, seeks similar relief, and, names many of the same defendants, including Edward Jones, as does the Creditor Trust action. Edward Jones was served with a complaint in January 2011, and recently filed a Motion to Dismiss plaintiff’s claims which is pending.

Yavapai County Litigation. This litigation relates to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the Preliminary Official Statement and/or in the Official Statement. In January 2011, Edward Jones filed a Third-Party Complaint and Counterclaim against Wells Fargo Bank, N.A., solely in its capacity as Indenture Trustee, asserting a claim for contribution based on Wells Fargo’s involvement with the bond documents and Official Statement.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2010.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	*	Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 26, 2010.

3.2	*	Second Amendment of Seventeenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated as of August 16, 2010, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2010.

3.3	*	Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P., dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended December 31, 2009.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
May 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle James D. Weddle	Managing Partner (Principal Executive Officer)	May 6, 2011

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2011