Form 10-Q
period 2011-06-24
JONES FINANCIAL COMPANIES LLLP
filed 2011-08-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, 667,676 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

(Unaudited)

	June 24,	December 31,
(Dollars in thousands)	2011	2010

Cash and cash equivalents	$443,772	$87,584

Cash and investments segregated under federal regulations	3,519,414	3,614,163

Securities purchased under agreements to resell	727,363	955,209

Receivable from:
Customers	2,323,330	2,318,306
Brokers, dealers and clearing organizations	229,118	239,520
Mutual funds, insurance companies and other	171,347	142,480

Securities owned, at fair value:
Inventory securities	104,216	81,175
Investment securities	110,630	93,411

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	597,761	615,036

Other assets	73,814	94,266

TOTAL ASSETS	$8,300,765	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES

(Unaudited)

	June 24,	December 31,
(Dollars in thousands)	2011	2010

Payable to:
Customers	$5,573,403	$5,606,760
Brokers, dealers and clearing organizations	80,602	59,233

Securities sold, not yet purchased, at fair value	6,618	6,704

Accrued compensation and employee benefits	480,591	506,221

Accounts payable and accrued expenses	160,397	187,162

Long-term debt	26,916	66,397

	6,328,527	6,432,477

Liabilities subordinated to claims of general creditors	153,700	203,700

Commitments and contingencies (See Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,746,433	1,496,725

Reserve for anticipated withdrawals	72,105	108,248

Total partnership capital subject to mandatory redemption	1,818,538	1,604,973

TOTAL LIABILITIES	$8,300,765	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 24,	June 25,	June 24,	June 25,
except per unit information)	2011	2010	2011	2010
Revenue:
Trade revenue
Commissions	$437,413	$411,048	$859,842	$783,898
Principal transactions	68,251	77,432	147,659	155,638
Investment banking	40,617	47,458	82,855	92,329

Total trade revenue	546,281	535,938	1,090,356	1,031,865
Fee revenue
Asset fees	455,064	332,008	873,506	643,316
Account and activity fees	129,884	125,764	254,986	248,160

Total fee revenue	584,948	457,772	1,128,492	891,476
Interest and dividends	32,420	31,585	63,030	59,904
Other revenue	6,108	8,916	11,773	14,411

Total revenue	1,169,757	1,034,211	2,293,651	1,997,656
Interest expense	17,528	14,477	35,152	29,122

Net revenue	1,152,229	1,019,734	2,258,499	1,968,534

Operating expenses:
Compensation and benefits	748,113	648,696	1,460,762	1,249,002
Occupancy and equipment	88,703	86,110	177,975	171,869
Communications and data processing	74,872	70,809	146,802	142,799
Payroll and other taxes	42,742	40,146	91,322	82,851
Advertising	13,985	12,048	29,781	33,155
Postage and shipping	11,805	11,803	23,267	24,686
Clearance fees	3,173	3,034	6,581	5,814
Other operating expenses	44,439	42,247	79,973	76,974

Total operating expenses	1,027,832	914,893	2,016,463	1,787,150

Income before allocations to partners	124,397	104,841	242,036	181,384

Allocations to partners:
Limited partners	18,125	11,735	35,337	20,358
Subordinated limited partners	12,814	10,813	25,173	18,858
General partners	93,458	82,293	181,526	142,168

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.03	$25.64	$52.58	$44.36

Weighted average $1,000 equivalent limited partnership units outstanding	670,551	457,702	672,062	458,926

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

SIX MONTHS ENDED June 24, 2011 AND June 25, 2010

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528

Issuance of partnership interests	—	23,365	—	23,365
Redemption of partnership interests	(6,664)	(9,458)	(5,855)	(21,977)
Income allocated to partners	20,358	18,858	142,168	181,384
Withdrawals and distributions	(1,728)	(15,817)	(76,819)	(94,364)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 25, 2010	$474,967	$212,889	$837,080	$1,524,936

Reserve for anticipated withdrawals	(18,630)	(3,041)	(26,111)	(47,782)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 25, 2010	$456,337	$209,848	$810,969	$1,477,154

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725

Issuance of partnership interests	223,560	26,334	12,967	262,861
Issuance of partnership interests through partnership loans	—	—	89,440	89,440
Redemption of partnership interests	(4,852)	(936)	(51,160)	(56,948)
Income allocated to partners	35,337	25,173	181,526	242,036
Withdrawals and distributions	(2,598)	(21,033)	(104,549)	(128,180)

Total partnership capital, including capital financed with partnership loans	702,796	251,506	951,632	1,905,934

Partnership loans outstanding	—	—	(87,396)	(87,396)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 24, 2011	$702,796	$251,506	$864,236	$1,818,538

Reserve for anticipated withdrawals	(32,739)	(4,140)	(35,226)	(72,105)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 24, 2011	$670,057	$247,366	$829,010	$1,746,433

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 24,	June 25,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	242,036	181,384
Depreciation and amortization	45,697	48,712

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	94,749	(210,842)
Securities purchased under agreements to resell	227,846	(116,343)
Net payable to customers	(38,381)	181,048
Net receivable from brokers, dealers and clearing organizations	31,771	58,003
Receivable from mutual funds, insurance companies and other	(28,867)	1,477
Securities owned, net	(40,346)	(81,286)
Other assets	20,452	(2,524)
Accrued compensation and employee benefits	(25,630)	(4,020)
Accounts payable and accrued expenses	(26,125)	(19,708)

Net cash provided by operating activities	503,202	35,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(29,062)	(44,992)

Net cash used in investing activities	(29,062)	(44,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	—	(8,000)
Issuance of long-term debt	—	6,597
Repayment of long-term debt	(39,481)	(2,714)
Repayment of liabilities subordinated to claims of general creditors	(50,000)	(50,000)
Issuance of partnership interests	262,861	23,365
Redemption of partnership interests	(56,948)	(21,977)
Withdrawals and distributions from partnership capital	(236,428)	(124,648)
Repayment of general partnership loans	2,044	—

Net cash used in financing activities	(117,952)	(177,377)

Net increase (decrease) in cash and cash equivalents	356,188	(186,468)

CASH AND CASH EQUIVALENTS:
Beginning of period	87,584	227,544

End of period	$443,772	$41,076

Cash paid for interest	$35,093	$28,849

Cash paid for taxes	$3,382	$3,693

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$1,513	$5,112

Issuance of general partnership interests through partnership loans	$89,440	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three month and six month periods ended May 31, 2011 and 2010 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers. Edward Jones conducts business in the U.S. and Canada with its customers, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month and six month periods ended June 24, 2011 and June 25, 2010, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. customers through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three month and six month periods ended June 24, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Asset-based fee revenue consists of service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products. Most asset-based fee revenue is generated by the Partnership’s advisory programs, which primarily include Edward Jones Advisory Solutions (“Advisory Solutions”) and Edward Jones Managed Account Program (“Managed Account Program”) products. The Partnership expanded its Advisory Solutions program in the second quarter of 2011 by launching Unified Managed Account (“UMA”) models that are now being offered within Advisory Solutions. The UMA models offer an expanded level of portfolio management expertise for eligible accounts. These advisory programs provide investment advisory services to its customers for a fee based upon their asset values in the program. Asset-based fee revenue also includes fees related to the Partnership’s interest in the advisor to the Edward Jones Money Market Funds (Passport Research Ltd.).

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

The Partnership derived 20% of its total revenue for both the three and six months ended June 24, 2011 and 21% and 23% of its total revenue for both the three and six months ended June 25, 2010, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended June 24, 2011 and December 31, 2010. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of June 24, 2011
	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$727,363	$—	$—	$727,363

Investments segregated under federal regulations:
Certificates of deposit	$—	$100,000	$—	$100,000
U.S. treasuries	704,499	—	—	704,499

Total investments segregated under federal regulations	$704,499	$100,000	$—	$804,499

Securities owned:
Inventory securities:
Certificates of deposit	$—	$4,789	$—	$4,789
U.S. and Canadian government and U.S. agency obligations	1,590	—	—	1,590
State and municipal obligations	—	84,254	—	84,254
Corporate bonds and notes	—	7,750	—	7,750
Collateralized mortgage obligations	—	719	—	719
Equities	4,480	—	—	4,480
Unit investment trusts	634	—	—	634

Total inventory securities	$6,704	$97,512	$—	$104,216

Investment securities:
U.S. government and agency obligations held by U.S. broker-dealer	$10,868	$—	$—	$10,868
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealer	6,048	—	—	6,048
U.S. government and agency obligations	591	—	—	591
Municipal bonds	—	5,166	—	5,166
Corporate bonds and notes	—	823	—	823
Collateralized mortgage obligations	—	264	—	264
Mutual funds	78,645	—	—	78,645
Equities	8,225	—	—	8,225

Total investment securities	$104,377	$6,253	$—	$110,630

	Financial Liabilities at Fair Value as of June 24, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$268	$—	$268
U.S. and Canadian government and U.S. agency obligations	511	—	—	511
State and municipal obligations	—	350	—	350
Corporate bonds and notes	—	4,252	—	4,252
Collateralized mortgage obligations	—	54	—	54
Equities	960	—	—	960
Unit investment trusts	223	—	—	223

Total securities sold, not yet purchased	$1,694	$4,924	$—	$6,618

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total

Securities purchased under agreements to resell	$955,209	$—	$—	$955,209

Investments segregated under federal regulations:
Certificates of deposit	$—	$200,000	$—	$200,000
U.S. treasuries	705,907	—	—	705,907

Total investments segregated under federal regulations	$705,907	$200,000	$—	$905,907

Securities owned:
Inventory securities:
Certificates of deposit	$—	$1,772	$—	$1,772
U.S. and Canadian government and U.S. agency obligations	474	—	—	474
State and municipal obligations	—	55,639	—	55,639
Corporate bonds and notes	—	6,441	—	6,441
Collateralized mortgage obligations	—	602	—	602
Equities	15,980	—	—	15,980
Unit investment trusts	267	—	—	267

Total inventory securities	$16,721	$64,454	$—	$81,175

Investment Securities:
U.S. government and agency obligations held by U.S. broker-dealer	$12,078	$—	$—	$12,078
U.S. and Canadian government and U.S. agency obligations held by foreign broker-dealer	3,176	—	—	3,176
Municipal bonds	—	4,711	—	4,711
Mutual funds	73,446	—	—	73,446

Total investment securities	$88,700	$4,711	$—	$93,411

	Financial Liabilities at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$323	$—	$323
U.S. and Canadian government and U.S. agency obligations	256	—	—	256
State and municipal obligations	—	506	—	506
Corporate bonds and notes	—	3,519	—	3,519
Collateralized mortgage obligations	—	74	—	74
Equities	1,927	—	—	1,927
Unit investment trusts	99	—	—	99

Total securities sold, not yet purchased	$2,282	$4,422	$—	$6,704

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as principal transactions revenue. The notional amount of futures contracts outstanding were $6,500 and $5,000 at June 24, 2011 and December 31, 2010, respectively. The average notional amount of futures contracts outstanding throughout the three month and six month periods ended June 24, 2011 and the year ended December 31, 2010, were approximately $5,880, $5,900 and $8,900, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment losses of $13 and $43 are included in the Consolidated Statement of Financial Condition as of June 24, 2011 and December 31, 2010, respectively. The total losses related to these assets, recorded within the Consolidated Statements of Income, were $389 and $352 for the three month and six month periods ended June 24, 2011, respectively, and $863 and $940 for the three month and six month periods ended June 25, 2010, respectively.

Due to the short-term nature of the Partnership’s portion of liabilities subordinated to claims of general creditors maturing within one year, the fair value for this portion is estimated at carrying value. The Partnership estimates the fair value of long-term debt and the portion of liabilities subordinated to claims of general creditors maturing beyond one year, based on the present value of future principal and interest payments associated with the debt, using current rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership. The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of:

	June 24, 2011	December 31, 2010

Long-term debt	$26,905	$66,732
Liabilities subordinated to claims of general creditors	162,896	210,422

Total	$189,801	$277,154

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 24, 2011	December 31, 2010

Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000

Uncommitted facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of June 24, 2011, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of August 5, 2011, the Partnership has not borrowed against the 2011 Credit Facility.

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

Actual borrowing availability on the uncommitted secured lines is based on customer margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of June 24, 2011 and December 31, 2010. In addition, the Partnership did not have any draws against these lines of credits during the six months ended June 24, 2011. The Partnership had one overnight draw against these lines of credit during the six months ended June 25, 2010 in the amount of $40,000.

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	June 24, 2011	December 31, 2010
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$6,972	$7,427

Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $317, with a final installment on January 1, 2014	19,944	23,694

Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	—	35,276

	$26,916	$66,397

On June 6, 2011, the Partnership re-paid the outstanding principal and accrued interest on the 3.50% fixed rate note payable, which was prior to the final maturity date of December 22, 2012. The final payment of $34,645 terminated this note payable.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	June 24, 2011	December 31, 2010
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$150,000	$200,000

Capital notes 7.79%, due in annual installments of $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	3,700	3,700

	$153,700	$203,700

In June 2011, the Partnership paid the annual scheduled installment on the 7.33% capital notes in the amount of $50,000.

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	June 24, 2011	December 31, 2010

Limited partnership capital	$670,057	$451,349
Subordinated limited partnership capital	247,366	221,968
General partnership capital issued	916,406	823,408

Partner capital contributions	1,833,829	1,496,725

Partnership loans:
General partnership loans issued	(89,440)	—
Repayment of general partnership loans	2,044	—

Partnership loans outstanding	(87,396)	—

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,746,433	1,496,725

Reserve for anticipated withdrawals	72,105	108,248

Partnership capital subject to mandatory redemption	$1,818,538	$1,604,973

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership completed a limited partnership offering on January 3, 2011 with $223,900 of limited partner capital accepted. The Partnership intends to use the proceeds of the limited partnership offering for working capital and general corporate purposes. For further information on the 2011 limited partnership offering, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Beginning in 2011, the Partnership is making loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. Loans made by the Partnership to general partners are generally for a period of one year and bear interest at the prime rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of June 24, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $87,396 and interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $719 and $1,445 for the three month and six month periods ended June 24, 2011, respectively.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,577 and $25,206 for the three month and six month periods ended June 24, 2011, respectively, and $8,579 and $17,216 for the three month and six month periods ended June 25, 2010, respectively. These amounts are included as a component of interest expense.

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

As of June 24, 2011, Edward Jones’ net capital of $714,271 was 32.8% of aggregate debit items and its net capital in excess of the minimum required was $670,731. Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was 32.6%. Net capital and the related capital percentages may fluctuate on a daily basis.

As of June 24, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $41,220 was $35,644 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of June 24, 2011, with regulatory capital requirements in the jurisdiction in which it operates.

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

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $3,000 to $35,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

NOTE 9 – SEGMENT INFORMATION

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

Financial information for the Company’s reportable segments is presented in the following table for the periods ended:

	Three Months Ended		Six Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010

Net revenue:
United States of America	$1,102,954	$975,275	$2,164,024	$1,883,640
Canada	49,275	44,459	94,475	84,894

Total net revenue	1,152,229	1,019,734	2,258,499	1,968,534

Pre-variable income (loss):
United States of America	220,619	175,773	426,394	301,642
Canada	2,290	(1,081)	1,428	(5,971)

Total pre-variable income	222,909	174,692	427,822	295,671

Variable compensation:
United States of America	95,190	67,185	179,798	110,059
Canada	3,322	2,666	5,988	4,228

Total variable compensation	98,512	69,851	185,786	114,287

Income (loss) before allocation to partners:
United States of America	125,429	108,588	246,596	191,583
Canada	(1,032)	(3,747)	(4,560)	(10,199)

Total income before allocation to partners	$124,397	$104,841	$242,036	$181,384

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Partnership will adopt ASU 2011-04 as of the effective date. Adoption is not expected to have an impact on the Partnership’s Consolidated Financial Statements.

NOTE 11 – SUBSEQUENT EVENT

Beginning July 1995, the Partnership became a savings and loan holding company (“SLHC”) based on its 100% ownership of EJTC. The Partnership maintains no other business relationship that qualifies it as a depository holding company.

In accordance with the Dodd-Frank Act and effective July 21, 2011, authority for the supervision and regulation of EJTC was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”). As of the same date, responsibility for the supervision and regulation of EJTC’s parent, the Partnership, was transferred from the OTS to the Board of Governors of the Federal Reserve System (“FRB”). The Partnership will continue to be regarded as a SLHC and remain subject to the requirements of the Home Owners’ Loan Act. However, section 604 of the Dodd-Frank Act allows entities controlling a savings association that functions solely in a trust or fiduciary capacity (as described in section 2(c)(2)(D) of the Bank Holding Company Act of 1956 (12 U.S.C. 1841(c)(2)(D))) to cease to be a SLHC. Given the Partnership meets these and other criteria, it requested on July 25, 2011 that the FRB deregister the Partnership as a SLHC. The Partnership anticipates that this request will be approved and is preparing for supervision and regulation of the Partnership as a holding company by the OCC.

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

OVERVIEW

The following table sets forth the increases (decreases) in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month and six month periods ended June 24, 2011 and June 25, 2010. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

Three Months Ended	Six Months Ended
June 24,	June 25,	Change	June 24,	June 25,	Change
2011	2010	$	%	2011	2010	$	%
Revenue:
Trade revenue:
Commissions	$437.4	$411.0	$26.4	6%	$859.9	$783.9	$76.0	10%
Principal transactions	68.3	77.4	(9.1)	-12%	147.7	155.6	(7.9)	-5%
Investment banking	40.6	47.5	(6.9)	-15%	82.8	92.3	(9.5)	-10%

Total trade revenue	546.3	535.9	10.4	2%	1,090.4	1,031.8	58.6	6%

% of net revenue	47%	53%	48%	52%
Fee revenue:
Asset-based	455.0	332.0	123.0	37%	873.5	643.3	230.2	36%
Account and activity	129.9	125.8	4.1	3%	255.0	248.2	6.8	3%

Total fee revenue	584.9	457.8	127.1	28%	1,128.5	891.5	237.0	27%

% of net revenue	51%	45%	50%	45%
Net interest and dividends	14.9	17.1	(2.2)	-13%	27.9	30.8	(2.9)	-9%
Other revenue	6.1	8.9	(2.8)	-31%	11.7	14.4	(2.7)	-19%

Net revenue	1,152.2	1,019.7	132.5	13%	2,258.5	1,968.5	290.0	15%
Operating expenses	1,027.8	914.9	112.9	12%	2,016.5	1,787.1	229.4	13%

Income before allocation to partners	$124.4	$104.8	$19.6	19%	$242.0	$181.4	$60.6	33%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$22.4	$22.8	$(0.4)	-2%	$44.7	$43.4	$1.3	3%
Advisory programs ($ billions)	$5.6	$5.9	$(0.3)	-5%	$11.4	$11.7	$(0.3)	-3%
Customer households at period end (millions)	4.49	4.46	0.03	1%	4.49	4.46	0.03	1%
Customer assets under care:
Total:
At period end ($ billions)	$592.8	$517.8	$75.0	14%	$592.8	$517.8	$75.0	14%
Average ($ billions)	$603.3	$525.4	$77.9	15%	$594.7	$522.1	$72.6	14%
Advisory Programs:
At period end ($ billions)	$66.2	$38.6	$27.6	72%	$66.2	$38.6	$27.6	72%
Average ($ billions)	$64.0	$37.8	$26.2	69%	$60.9	$34.9	$26.0	74%
Financial advisors:
At period end	12,321	12,697	(376)	-3%	12,321	12,697	(376)	-3%
Average	12,338	12,722	(384)	-3%	12,417	12,708	(291)	-2%
Attrition %	14.0%	15.7%	n/a	n/	a	14.7%	15.8%	n/a	n/	a
Dow Jones Industrial Average:
At period end	11,935	10,144	1,791	18%	11,935	10,144	1,791	18%
Average for period	12,369	10,611	1,758	17%	12,195	10,533	1,662	16%
S&P 500 Index:
At period end	1,268	1,077	191	18%	1,268	1,077	191	18%
Average for period	1,320	1,140	180	16%	1,311	1,131	180	16%

(1)

Customer dollars invested, related to trade revenue, includes the principal amount of customers’ buy and sell transactions generating a commission. Customer dollars invested related to advisory programs revenue represents the net inflows of customer dollars into the programs.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from customer buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which customers invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in customer accounts. These fees are impacted by customer dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers, the variability of interest rates earned and paid on such balances, the number of limited partner interests and interest received on general partner loans.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 24, 2011 AND JUNE 25, 2010

During the second quarter of 2011, the Partnership’s results of operations improved compared to the second quarter of 2010 primarily due to increased asset-based fees as a result of the continued investment of customer dollars into advisory programs and an increase in asset values. These improvements are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. These factors also contributed to a changing composition of net revenue. For the three months ended June 24, 2011, trade revenue and fee revenue comprised 47% and 51% of net revenue, respectively. For the three months ended June 25, 2010, net revenue was more heavily weighted towards trade revenue than fee revenue, as trade revenue and fee revenue comprised 53% and 45% of net revenue, respectively.

For the three months ended June 24, 2011, net revenue increased 13% ($132.5 million) to $1.2 billion, which was attributable to increased fee revenue and trade revenue, partially offset by a decrease in net interest income and other revenue. Fee revenue and trade revenue increased by 28% and 2%, respectively, compared to the second quarter of 2010. For further details on these fluctuations, see the discussion in the trade revenue and fee revenue sections below. Operating expenses for the three months ended June 24, 2011 increased 12% quarter-over-quarter primarily as a result of increased financial advisor compensation and variable compensation due to the Partnership’s increased revenues and profitability. Income before allocations to partners increased 19% ($19.6 million) to $124.4 million. The Partnership’s profit margin based on income before allocations to partners increased to 10.6% for the three months ended June 24, 2011 from 10.1% for the three months ended June 25, 2010.

In addition, the Partnership has attempted to grow the number of financial advisors and its branch office network. However, the Partnership’s second quarter 2011 financial advisor total decreased compared to the second quarter 2010 total, ending the period with 12,321 financial advisors as of June 24, 2011 compared to 12,697 as of June 25, 2010. This decrease can be attributed in part to current employment market conditions as well as the Partnership’s recent increase in financial advisor financial performance expectations. The Partnership does not anticipate growth in the number of financial advisors by December 31, 2011. Not meeting Partnership growth objectives may result in slower growth in the number of financial advisors and potentially a reduced rate of revenue growth in future periods.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the three months ended June 24, 2011 as compared to the three months ended June 25, 2010.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 2% ($10.4 million) to $546.3 million during the three months ended June 24, 2011 compared to the three months ended June 25, 2010. This increase in trade revenue was due to an increase in the margin earned on customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission), partially offset by a decrease in the amount of customer dollars invested. The Partnership’s margin earned on each $1,000 invested increased to $24.40 in the second quarter of 2011 from $23.50 in the second quarter of 2010. This increase was primarily due to customer investments continuing to shift to higher margin mutual fund and insurance products in 2011 from lower margin fixed income products in 2010. Total customer dollars invested were $22.4 billion during the three months ended June 24, 2011, a 2% ($0.4 billion) decrease from $22.8 billion for the same period of 2010. A discussion specific to each component of trade revenue follows.

Commissions

	Three Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$234.9	$218.7	$16.2	7%
Equities	105.7	111.5	(5.8)	-5%
Insurance	96.8	80.8	16.0	20%

Total commissions revenue	$437.4	$411.0	$26.4	6%

Related metrics:
Customer dollars invested ($ billions)	$16.6	$16.2	$0.4	2%
Margin per $1,000 invested	$26.40	$25.30	$1.1	4%
U.S. business days	63	63	—	0%

Commissions revenue increased 6% ($26.4 million) in the second quarter of 2011 to $437.4 million. This increase was primarily due to higher margins earned on each $1,000 invested in commission generating transactions, which increased to $26.40 in the second quarter of 2011 from $25.30 in the second quarter of 2010, and a 2% ($0.4 billion) increase in customer dollars invested. The increase in margin earned is primarily due to a shift in product mix to higher margin mutual fund and insurance products from lower margin equity products.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Mutual fund commissions increased 7% ($16.2 million), insurance commissions increased 20% ($16.0 million), while equities commissions decreased 5% ($5.8 million) due to the shift in product mix mentioned above.

Principal Transactions

	Three Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$48.5	$54.3	$(5.8)	-11%
Corporate bonds	9.5	11.9	(2.4)	-20%
Certificates of deposit	3.5	4.3	(0.8)	-19%
Unit investment trusts	3.0	2.2	0.8	36%
Government bonds	1.8	2.7	(0.9)	-33%
Collateralized mortgage obligations	1.1	1.9	(0.8)	-42%
Net inventory gains	0.9	0.1	0.8	800%

Total principal transactions revenue	$68.3	$77.4	$(9.1)	-12%

Related metrics:
Customer dollars invested ($ billions)	$4.4	$5.1	$(0.7)	-14%
Margin per $1,000 invested	$15.20	$15.30	$(0.1)	-1%
U.S. business days	63	63	—	0%

Principal transactions revenue decreased 12% ($9.1 million) to $68.3 million compared to the second quarter of 2010, attributable to a decrease in customer dollars invested to $4.4 billion in the three months ended June 24, 2011 compared to $5.1 billion in the three months ended June 25, 2010. The Partnership’s margin earned on principal transactions for each $1,000 invested remained relatively flat at $15.20 during the second quarter of 2011 compared to $15.30 during the second quarter of 2010.

Quarter-over-quarter, revenue from municipal bonds decreased 11% ($5.8 million) and corporate bonds decreased 20% ($2.4 million). The decrease in municipal bonds revenue was due to less attractive yields on municipal bonds relative to treasury securities in the second quarter of 2011 versus second quarter of 2010. Corporate bonds revenue decreased as a result of reduced activity due to the interest rate and market environment.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Investment banking revenue ($ millions):
Unit investment trusts	$31.9	$35.9	$(4.0)	-11%
Municipal bonds	6.6	9.6	(3.0)	-31%
Corporate bonds	1.9	—	1.9	100%
Government bonds	0.2	1.8	(1.6)	-89%
Equities	—	0.2	(0.2)	-100%

Total investment banking revenue	$40.6	$47.5	$(6.9)	-15%

Related metrics:
Customer dollars invested ($ billions)	$1.4	$1.5	$(0.1)	-7%
Margin per $1,000 invested	$29.50	$31.00	$(1.5)	-5%
U.S. business days	63	63	—	0%

Investment banking revenue decreased 15% ($6.9 million) to $40.6 million in the three months ended June 24, 2011 compared to the three months ended June 25, 2010, due to a decrease in customer dollars invested and a decrease in margin earned on the customer dollars invested. Customer dollars invested decreased 7% ($0.1 billion) to $1.4 billion for the second quarter of 2011 compared to 2010. The Partnership’s margin earned on investment banking for each $1,000 invested decreased to $29.50 during the second quarter of 2011 from $31.00 during the second quarter of 2010 primarily as a result of a shift in product mix from higher margin corporate debt unit investment trusts to lower margin equity unit investment trusts.

Municipal bonds revenue decreased 31% ($3.0 million) in the second quarter of 2011 resulting from a shift in product mix from tax free fixed-income products to unit investment trusts. However, unit investment trusts revenue decreased overall by 11% ($4.0 million) as a result of the decrease in margins as noted above and a lower volume of taxable debt underwritings.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 28% ($127.1 million) to $584.9 million compared to the three months ended June 25, 2010. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

Asset-based

	Three Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$213.9	$125.8	$88.1	70%
Service fees	199.5	168.4	31.1	18%
Revenue sharing	33.9	27.8	6.1	22%
Trust fees	5.9	4.8	1.1	23%
Money market fees	1.8	5.2	(3.4)	-65%

Total asset-based fee revenue	$455.0	$332.0	$123.0	37%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of advisory programs	$320.8	$266.6	$54.2	20%
Advisory programs	63.9	37.8	26.1	69%
Insurance	51.8	44.2	7.6	17%
Money market	17.4	18.9	(1.5)	-8%

Total customer asset values	$453.9	$367.5	$86.4	24%

(1)

Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the quarters ended June 24, 2011 and June 25, 2010.

Compared to the second quarter of 2010, asset-based fee revenue increased 37% ($123.0 million) to $455.0 million due primarily to continued investment of customer dollars into advisory programs and increases in the average market values of customer assets on which the Partnership receives asset-based fees.

Advisory programs fee revenue, which primarily includes Advisory Solutions and Managed Account Program fee revenue, was $213.9 million in the second quarter of 2011 as compared to $125.8 million in the second quarter of 2010, an increase of $88.1 million. The Partnership expanded its Advisory Solutions program in the second quarter of 2011 by launching Unified Managed Account (“UMA”) models that are now being offered within Advisory Solutions. The UMA models offer an expanded level of portfolio management expertise for eligible accounts. Customer assets in the advisory programs as of June 24, 2011 and June 25, 2010 were $66.0 billion and $38.6 billion, respectively. The average value of customer assets in the advisory programs was $63.9 billion in the second quarter of 2011 compared to $37.8 billion in the second quarter of 2010, and has grown due to continued investment of customer dollars into advisory programs and an increase in the market appreciation of existing asset values. A majority of customer assets held in the advisory programs were converted from other client investments previously held with the Partnership.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Service fee revenue increased 18% ($31.1 million), which is primarily due to increases in the market value of the underlying assets and client activity.

Revenue sharing increased 22% ($6.1 million), to $33.9 million in the second quarter of 2011 as compared to the second quarter of 2010. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease in rates earned related to certain product partner revenue sharing agreements.

Money market fees decreased 65% ($3.4 million) in the three months ended June 24, 2011 as compared to the three months ended June 25, 2010 due primarily to the voluntary reduction of certain fees and an 8% decrease in the average money market asset values. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $23.4 million and $20.9 million to the revenue earned by the Partnership in the second quarter of 2011 and 2010, respectively, which decreased money market fees by $2.5 million quarter-over-quarter. Fee waivers of this magnitude are expected to continue for as long as interest rates remain at current levels.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$71.9	$68.1	$3.8	6%
Retirement account fees	33.5	32.3	1.2	4%
Other account and activity fees	24.5	25.4	(0.9)	-4%

Total account and activity fee revenue	$129.9	$125.8	$4.1	3%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	16.8	15.9	0.9	6%
Retirement accounts	3.5	3.3	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $129.9 million increased 3% ($4.1 million) quarter-over-quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 6% ($3.8 million) to $71.9 million due to an increase in the number of sub-transfer agent services accounts. In addition, retirement account fees increased 4% ($1.2 million) to $33.5 million compared to second quarter 2010 due to increases in the number of retirement accounts and termination fees. Other account and activity fees decreased 4% ($0.9 million) to $24.5 million due to net decreases in various other types of fees including mortgage revenue, transaction fees and other fees.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

($ millions)	Three Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$28.7	$28.0	$0.7	3%
Short-term investing interest	1.9	2.6	(0.7)	-27%
Other interest and dividends	1.8	1.0	0.8	80%
Interest expense	(17.5)	(14.5)	(3.0)	-21%

Total net interest and dividends revenue	$14.9	$17.1	$(2.2)	-13%

Related metrics:
Average funds invested	$4,738.3	$3,753.2	$985.1	26%
Average rate earned	0.13%	0.26%	-0.13%	-50%
Average aggregate customer loan balance	$2,220.4	$2,155.8	$64.6	3%
Average rate earned	5.18%	5.21%	-0.03%	-1%

Weighted average $1,000 equivalent limited partnership units outstanding	670,551	457,702	212,849	47%

Net interest and dividends revenue decreased 13% ($2.2 million) to $14.9 million quarter-over-quarter due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased 21% ($3.0 million) quarter-over-quarter primarily due to additional expense ($4.0 million) for the minimum 7.5% annual return on the limited partnership interests outstanding caused by the limited partnership offering completed in January 2011. Total interest expense related to the minimum 7.5% annual return on limited partnership interests amounted to $12.6 million for the three months ended June 24, 2011 as compared to $8.6 million for the three months ended June 25, 2010.

Interest income from customer loans increased 3% ($0.7 million) to $28.7 million. The average aggregate customer loan balance increased 3% ($64.6 million) to $2.2 billion; however, the average rate earned on those customer loan balances decreased to 5.18% during the second quarter of 2011 from 5.21% in the second quarter of 2010. Collateral held in customer accounts with loan balances increased 8% ($746.8 million) to $9.9 billion in the three months ended June 24, 2011 as compared to the same period in 2010. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the second quarters of both 2011 and 2010.

Interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 27% ($0.7 million) due to a decrease in rates earned on these types of investments. The related average funds invested during the three months ended June 24, 2011 was $4.7 billion, compared to $3.8 billion in the three months ended June 25, 2010, including $3.7 billion and $2.9 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of June 24, 2011 and June 25, 2010, respectively. The average rate earned on this type of investment decreased to 0.15% during the second quarter of 2011 from 0.29% during the second quarter of 2010. See the Liquidity and Capital Resources discussion below for additional information.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other interest and dividends revenue increased $0.8 million to $1.8 million quarter-over-quarter due primarily to $0.7 million of interest income recognized for the interest paid by general partners in connection with partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Other Revenue

Other revenue decreased 31% ($2.8 million) to $6.1 million quarter-over-quarter. The decrease between quarters is primarily attributable to the change in foreign currency translation gains and a decrease in transitional services revenue, resulting from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary, further described in Note 2 to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. These decreases were partially offset by an increase in value in the investments held related to the Partnership’s non-qualified deferred compensation plan.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	June 24,	June 25,	$	%
	2011	2010	Change	Change
Operating expenses ($ millions):
Compensation and benefits	$748.1	$648.7	$99.4	15%
Occupancy and equipment	88.7	86.1	2.6	3%
Communications and data processing	74.9	70.8	4.1	6%
Payroll and other taxes	42.7	40.1	2.6	6%
Advertising	14.0	12.1	1.9	16%
Postage and shipping	11.8	11.8	—	0%
Clearance fees	3.2	3.0	0.2	7%
Other operating expenses	44.4	42.3	2.1	5%

Total operating expenses	$1,027.8	$914.9	$112.9	12%

Related metrics:
Number of branches	11,359	11,276	83	1%

Full-time equivalent employees:
Financial advisors:
At period end	12,321	12,697	(376)	-3%
Average	12,338	12,722	(384)	-3%
Branch employees:
At period end	13,158	12,764	394	3%
Average	13,113	12,609	504	4%
Headquarters employees:
At period end	4,918	4,856	62	1%
Average	4,917	4,854	63	1%
Headquarters employees per 100 financial advisors (average)	39.9	38.2	1.7	4%
Branch employees per 100 financial advisors (average)	106.3	99.1	7.2	7%

Operating expenses per average financial advisor(1)	$42,294	$39,442	$2,852	7%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 12% ($112.9 million) to $1.0 billion compared to second quarter 2010 primarily due to increases in compensation and benefits.

Total compensation and benefits costs increased 15% ($99.4 million) to $748.1 million, primarily due to increases in financial advisor compensation and variable compensation.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 19% ($64.2 million). This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 23% ($8.1 million) due to fewer financial advisor hires participating in these compensation programs. The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, effective January 2011, the Partnership raised the guaranteed base pay to better recruit certain financial advisors.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the second quarter of 2011, variable compensation increased 41% ($28.7 million) to $98.5 million, as compared to $69.9 million in second quarter of 2010.

Headquarters salary and benefit expense increased 4% ($3.7 million) to $89.5 million and branch salary and benefit expense increased 9% ($10.6 million) to $126.2 million in the three months ended June 24, 2011 primarily due to an increase in benefits expense caused by increased healthcare costs and an increase in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent (“FTE”) basis, the Partnership had 4,918 headquarters employees and 13,158 branch employees as of June 24, 2011, compared to 4,856 headquarters employees and 12,764 branch employees as of June 25, 2010.

The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch employees to financial advisors as key metrics in managing its costs. In the second quarter of 2011, there were an average of 39.9 headquarters employees and 106.3 branch employees for each 100 financial advisors, compared to an average of 38.2 headquarters employees and 99.1 branch employees for each 100 financial advisors in second quarter of 2010. The increase in the average headquarters employees for each 100 financial advisor ratio is primarily the result of the decrease in the number of financial advisors quarter-over-quarter as well as an increase in headquarters employees. If the Partnership is unable to grow its financial advisor network in 2011, the average number of headquarters employees per 100 financial advisors will continue to increase in 2011, which will result in growing headquarters compensation costs at a faster rate than financial advisors. The increase in average branch employees for each 100 financial advisor ratio quarter-over-quarter is due to growth in branch employees at a higher rate than the growth in financial advisors.

The remaining operating expenses increased 5% ($13.5 million) primarily due to an increase in communications and data processing costs related to processing charges and contractor expense. Additionally, payroll and other taxes increased due to the above noted increase in compensation and occupancy and equipment costs increased related to the continued expansion of the Partnership’s branch office network and headquarters facilities.

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

	Three Months Ended
	June 24,	June 25,	$	%
	2011	2010	Change	Change
Net revenue:
United States of America	$1,102.9	$975.2	$127.7	13%
Canada	49.3	44.5	4.8	11%

Total net revenue	1,152.2	1,019.7	132.5	13%

Operating expenses (excluding variable compensation):
United States of America	882.3	799.5	82.8	10%
Canada	47.0	45.5	1.5	3%

Total operating expenses	929.3	845.0	84.3	10%

Pre-variable income (loss):
United States of America	220.6	175.7	44.9	26%
Canada	2.3	(1.0)	3.3	330%

Total pre-variable income	222.9	174.7	48.2	28%

Variable compensation:
United States of America	95.2	67.2	28.0	42%
Canada	3.3	2.7	0.6	22%

Total variable compensation	98.5	69.9	28.6	41%

Net income (loss):
United States of America	125.4	108.5	16.9	16%
Canada	(1.0)	(3.7)	2.7	73%

Total net income	$124.4	$104.8	$19.6	19%

Customer assets under care ($ billions):
United States of America
At period end	$576.6	$504.7	$71.9	14%
Average	$586.8	$511.9	$74.9	15%
Canada
At period end	$16.2	$13.1	$3.1	24%
Average	$16.5	$13.5	$3.0	22%

Financial advisors:
United States of America
At period end	11,698	12,008	(310)	-3%
Average	11,718	12,025	(307)	-3%
Canada
At period end	623	689	(66)	-10%
Average	620	697	(77)	-11%

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 13% ($127.7 million) in the second quarter of 2011 from the same period in 2010 primarily due to increases in trade revenue ($8.0 million), service fees ($28.6 million) and advisory programs revenue ($87.6 million), partially offset by a decrease in net interest income ($2.6 million) and money market fees ($3.4 million).

The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $24.20 in the three months ended June 24, 2011 from $23.40 in the three months ended June 25, 2010 due to a change in product mix to higher margin mutual fund and insurance products. This increase was partially offset by lower customer dollars invested, which decreased 2% ($0.4 billion) to $21.3 billion for the second quarter of 2011 from $21.7 billion for the same period in 2010. Service fee revenue increased as higher equity market values in the second quarter of 2011 lifted the average asset values on which service fees are earned. Advisory programs fee revenue increased due to significant growth of customer assets under care which increased 69% ($26.0 billion). Net interest income decreased due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased as a result of increased minimum 7.5% annual return on the additional limited partnership interests outstanding in 2011 as compared to 2010 due to the limited partnership offering completed January 2011. Interest income increased due to an increase in the average aggregate customer loan balance, partially offset by a decrease in the average rate earned on those customer loan balances. The decrease in money market revenue is primarily due to a decrease in average asset values quarter-over-quarter. Additionally, money market fees decreased due to the voluntary reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $23.4 million in the second quarter of 2011, as compared to a reduction of revenue of $20.9 million in the second quarter of 2010, therefore resulting in a decrease in revenue of $2.5 million quarter-over-quarter.

Operating expenses (excluding variable compensation) increased 10% ($82.8 million) primarily due to increases in financial advisor compensation ($61.8 million), headquarters and branch salary and fringe benefits ($13.9 million) and communications and data processing ($4.6 million). These increases were partially offset by a decrease in financial advisor salary and subsidy expense ($7.3 million). The increase in financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Headquarters and branch salary and fringe benefits expense increased due to higher healthcare costs and an increase in personnel to support increased productivity of the Partnership’s financial advisor network. Communications and data processing costs increased due to increased processing charges and contractor expense. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue increased 11% ($4.8 million) in the second quarter of 2011 from the same period in 2010 primarily due to increases in trade revenue ($2.4 million) and asset-based fee revenue ($2.9 million). These increases were partially offset by a decrease in other revenue ($1.8 million). The increase in trade revenue is primarily due to higher margins earned on each $1,000 invested by customers, which increased to $27.10 in the three months ended June 24, 2011 from $25.80 in the three months ended June 25, 2010 due to a change in product mix to higher margin mutual fund and insurance products. Asset-based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions quarter-over-quarter. Other revenue decreased primarily due to a $1.8 million decrease in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) increased 3% ($1.5 million) in the second quarter of 2011 from the same period in 2010 primarily due to a $2.4 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. This increase was partially offset by a decrease in financial advisor salary and subsidy ($0.8 million), which decreased due to fewer financial advisor hires participating in these compensation programs.

As a result, the pre-variable income (loss) for the Canadian business segment improved from a loss of $1.0 million in second quarter of 2010 to income of $2.3 million in second quarter of 2011, an improvement of $3.3 million.

This improvement to the financial results of the Canadian business segment is due in part to the Partnership’s focus on a plan to accelerate the path to profitability for the Canadian segment (“Canada Plan to Profitability”). The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements, launched throughout 2010. Expense reduction efforts put into place throughout 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts. These initiatives put into place throughout 2010 have improved the financial results of the Canadian business segment for the quarter ended June 24, 2011 as compared to the quarter ended June 25, 2010.

However, the fact that the Partnership has had lower financial advisor recruits and a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 24, 2011 AND JUNE 25, 2010

During the first six months of 2011, the Partnership’s results of operations improved compared to the first six months of 2010 primarily due to increased asset-based fees as a result of the continued investment of customer dollars into advisory programs and an increase in asset values. These improvements are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. These factors also contributed to a changing composition of net revenue. For the six months ended June 24, 2011, trade revenue and fee revenue comprised 48% and 50% of net revenue, respectively. For the six months ended June 25, 2010, net revenue was more heavily weighted towards trade revenue than fee revenue, as trade revenue and fee revenue comprised 52% and 45% of net revenue, respectively.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 24, 2011, net revenue increased 15% ($290.0 million) to $2.3 billion, which was attributable to increased fee revenue and trade revenue, partially offset by a decrease in net interest income and other revenue. Trade revenue and fee revenue increased by 6% and 27%, respectively, compared to the first six months of 2010. For further details on these fluctuations, see the discussion in the trade revenue and fee revenue sections below. Operating expenses for the six months ended June 24, 2011 increased 13% period-over-period primarily as a result of increased financial advisor compensation and variable compensation due to the Partnership’s increased revenues and profitability. Income before allocations to partners increased 33% ($60.6 million) to $242.0 million. The Partnership’s profit margin based on income before allocations to partners increased to 10.6% for the six months ended June 24, 2011 from 9.1% for the six months ended June 25, 2010.

In addition, the Partnership has attempted to grow the number of financial advisors and its branch office network. However, the Partnership’s 2011 financial advisor total decreased compared to 2010, ending the period with 12,321 financial advisors as of June 24, 2011 compared to 12,697 as of June 25, 2010. This decrease can be attributed in part to current employment market conditions as well as the Partnership’s recent increase in financial advisor financial performance expectations. The Partnership does not anticipate growth in the number of financial advisors by December 31, 2011. Not meeting Partnership growth objectives may result in slower growth in the number of financial advisors and potentially a reduced rate of revenue growth in future periods.

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the six months ended June 24, 2011 as compared to the six months ended June 25, 2010.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 6% ($58.6 million) to $1.1 billion during the six months ended June 24, 2011 compared to the six months ended June 25, 2010. This increase in trade revenue was due to increases in customer dollars invested (the principal amount of customers’ buy and sell transactions generating a commission) and in the margin earned on these customer dollars invested. Total customer dollars invested were $44.7 billion during the six months ended June 24, 2011, a 3% ($1.3 billion) increase from $43.4 billion for the same period of 2010. The Partnership’s margin earned on each $1,000 invested increased to $24.40 in 2011 from $23.80 in 2010. This increase was primarily due to higher margins earned on mutual fund and insurance products and customer investments continuing to shift to mutual fund, insurance and equity products in 2011 from lower margin certificates of deposit and other fixed income products in 2010. A discussion specific to each component of trade revenue follows.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$461.6	$433.3	$28.3	7%
Equities	218.4	198.6	19.8	10%
Insurance	179.9	152.0	27.9	18%

Total commissions revenue	$859.9	$783.9	$76.0	10%

Related metrics:
Customer dollars invested ($ billions)	$32.9	$30.5	$2.4	8%
Margin per $1,000 invested	$26.10	$25.70	$0.4	2%
U.S. business days	121	121	—	0%

Commissions revenue increased 10% ($76.0 million) in the first six months of 2011 to $859.9 million. This increase was primarily due to an 8% ($2.4 billion) increase in customer dollars invested in commission generating transactions. Mutual fund commissions increased 7% ($28.3 million), equities commissions increased 10% ($19.8 million) and insurance commissions increased 18% ($27.9 million) due to the increase in customer dollars invested as mentioned above. The margin earned on each $1,000 invested in commission generating transactions also increased to $26.10 in the first six months of 2011 from $25.70 in the same period of 2010. The increase in margin earned is primarily due to higher margins earned on mutual fund and insurance products. Mutual fund margins increased due to a product mix shift from lower margin debt mutual funds to higher margin equity mutual funds. The increase in insurance margins is due to a product mix shift from lower margin fixed annuity products to higher margin variable annuities and life and long-term care products.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$111.8	$109.4	$2.4	2%
Corporate bonds	17.7	23.6	(5.9)	-25%
Certificates of deposit	6.3	8.4	(2.1)	-25%
Unit investment trusts	5.0	4.1	0.9	22%
Government bonds	3.6	5.9	(2.3)	-39%
Collateralized mortgage obligations	2.1	3.7	(1.6)	-43%
Net inventory gains	1.2	0.5	0.7	140%

Total principal transactions revenue	$147.7	$155.6	$(7.9)	-5%

Related metrics:
Customer dollars invested ($ billions)	$9.1	$9.9	$(0.8)	-8%
Margin per $1,000 invested	$16.20	$15.60	$0.6	4%
U.S. business days	121	121	—	0%

Principal transactions revenue decreased 5% ($7.9 million) to $147.7 million compared to the first six months of 2010, attributable to a decrease in customer dollars invested, partially offset by an increase in the margin earned on the customer dollars invested. Customer dollars invested decreased as customers invested $9.1 billion in products that resulted in principal transactions revenue in the six months ended June 24, 2011 compared to $9.9 billion in the six months ended June 25, 2010. The Partnership’s margin earned on principal transactions for each $1,000 invested increased to $16.20 during the first six months of 2011 from $15.60 during the same period of 2010 primarily as a result of a shift in product mix from lower margin taxable fixed-income products to higher margin tax free fixed-income products.

Period-over-period, revenue from corporate bonds decreased 25% ($5.9 million), government bonds decreased 39% ($2.3 million) and certificates of deposit decreased 25% ($2.1 million), while revenue from municipal bonds increased 2% ($2.4 million). Corporate and government bonds revenue decreased as a result of reduced activity due to the interest rate environment. Certificates of deposit revenue declined from the first six months of 2010, primarily due to a decrease in margins earned on certificates of deposit. The increase in municipal bonds revenue was due to the attractive yields on municipal bonds relative to treasury securities in addition to a wider variety of traditional tax free bonds available in the first six months of 2011 versus the first six months of 2010.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Investment banking revenue ($ millions):
Unit investment trusts	$68.7	$71.7	$(3.0)	-4%
Municipal bonds	10.5	16.9	(6.4)	-38%
Corporate bonds	3.1	—	3.1	100%
Government bonds	0.5	3.5	(3.0)	-86%
Equities	—	0.2	(0.2)	-100%

Total investment banking revenue	$82.8	$92.3	$(9.5)	-10%

Related metrics:
Customer dollars invested ($ billions)	$2.7	$2.9	$(0.2)	-7%
Margin per $1,000 invested	$30.60	$32.10	$(1.5)	-5%
U.S. business days	121	121	—	0%

Investment banking revenue decreased 10% ($9.5 million) to $82.8 million in the six months ended June 24, 2011 compared to the six months ended June 25, 2010, due to a decrease in customer dollars invested and a decrease in margin earned on the customer dollars invested. Customer dollars invested decreased 7% ($0.2 billion) to $2.7 billion period-over-period. The Partnership’s margin earned on investment banking for each $1,000 invested decreased to $30.60 during the first six months of 2011 from $32.10 during the same period of 2010 primarily as a result of a shift in product mix from higher margin corporate debt unit investment trusts to lower margin equity unit investment trusts.

Municipal bonds revenue decreased 38% ($6.4 million) in the first half of 2011 resulting from a shift in product mix from tax free fixed-income products to unit investment trusts. However, unit investment trusts revenue decreased overall by 4% ($3.0 million) in the first half of 2011 resulting from the decrease in margins as noted above and a lower volume of taxable debt underwritings. In addition, government bonds decreased 86% ($3.0 million) period-over-period from a lower volume of taxable debt underwritings. These decreases were partially offset by an increase in corporate bonds revenue of 100% ($3.1 million) due to an increase in the availability of corporate debt syndicate during the first half of 2011.

Fee Revenue

Fee revenue increased 27% ($237.0 million) to $1.1 billion compared to the six months ended June 25, 2010. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$403.5	$231.3	$172.2	74%
Service fees	388.4	335.7	52.7	16%
Revenue sharing	64.3	57.0	7.3	13%
Trust fees	11.7	9.3	2.4	26%
Money market fees	5.6	10.0	(4.4)	-44%

Total asset-based fee revenue	$873.5	$643.3	$230.2	36%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of advisory programs	$313.8	$262.7	$51.1	19%
Advisory programs	60.7	34.9	25.8	74%
Insurance	51.1	43.5	7.6	17%
Money market	17.6	19.2	(1.6)	-8%

Total customer asset values	$443.2	$360.3	$82.9	23%

(1)

Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the quarters ended June 24, 2011 and June 25, 2010.

Compared to the first six months of 2010, asset-based fee revenue increased 36% ($230.2 million) to $873.5 million due primarily to continued investment of customer dollars into advisory programs and increases in the average market values of customer assets on which the Partnership receives asset-based fees.

Advisory programs fee revenue, which primarily includes Advisory Solutions and Managed Account Program fee revenue, was $403.5 million in the first six months of 2011 as compared to $231.3 million in the first six months of 2010, an increase of $172.2 million. Customer assets in the advisory programs as of June 24, 2011 and June 25, 2010 were $66.0 billion and $38.6 billion, respectively. The average value of customer assets in the advisory programs were $60.7 billion in the first half of 2011 compared to $34.9 billion in the same period of 2010, and has grown due to continued investment of customer dollars into advisory programs and an increase in the market appreciation of existing asset values. A majority of customer assets held in the advisory programs were converted from other client investments previously held with the Partnership.

Service fee revenue increased 16%, which is primarily due to increases in the market value of the underlying assets and client activity.

Revenue sharing increased 13% ($7.3 million), to $64.3 million in the first six months of 2011 as compared to the first six months of 2010. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease in rates earned related to certain product partner revenue sharing agreements.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 44% ($4.4 million) in the six months ended June 24, 2011 as compared to the six months ended June 25, 2010 due to a voluntary reduction of certain fees and an 8% decrease in the average money market asset values. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees resulted in a decrease of $44.1 million and $43.7 million to the revenue earned by the Partnership in the first six months of 2011 and 2010, respectively, which decreased money market fees by $0.4 million period-over-period. Fee waivers of this magnitude are expected to continue for as long as interest rates remain at the level.

Account and Activity

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$141.2	$136.0	$5.2	4%
Retirement account fees	66.2	64.7	1.5	2%
Other account and activity fees	47.6	47.5	0.1	0%

Total account and activity fee revenue	$255.0	$248.2	$6.8	3%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	16.6	15.9	0.7	4%
Retirement accounts	3.5	3.3	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $255.0 million increased 3% ($6.8 million) period-over-period. Revenue received from sub-transfer agent services performed for mutual fund companies increased 4% ($5.2 million) to $141.2 million due to an increase in the number of sub-transfer agent services accounts. In addition, retirement account fees increased 2% ($1.5 million) to $66.2 million compared to the first six months of 2010 due to increases in the number of retirement accounts and termination fees. Other account and activity fees remained relatively flat year over year.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

($ millions)	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$55.0	$53.5	$1.5	3%
Short-term investing interest	4.2	4.6	(0.4)	-9%
Other interest and dividends	3.8	1.8	2.0	111%
Interest expense	(35.1)	(29.1)	(6.0)	-21%

Total net interest and dividends revenue	$27.9	$30.8	$(2.9)	-9%

Related metrics:
Average funds invested	$4,883.1	$3,840.1	$1,043.0	27%
Average rate earned	0.18%	0.24%	-0.06%	-25%

Average aggregate customer loan balance	$2,200.0	$2,109.3	$90.7	4%
Average rate earned	5.21%	5.26%	-0.05%	-1%

Weighted average $1,000 equivalentlimited partnership units outstanding	672,062	458,926	213,136	46%

Net interest and dividends revenue decreased 9% ($2.9 million) to $27.9 million period-over-period due to an increase in interest expense and a decrease in short-term investing interest income partially offset by increases in customer loan interest and other interest and dividends income. Interest expense increased 21% ($6.0 million) period-over-period primarily due to additional expense ($8.0 million) for the minimum 7.5% annual return on the limited partnership interests outstanding caused by the limited partnership offering completed in January 2011. Total interest expense related to the minimum 7.5% annual return on limited partnership interests amounted to $25.2 million for the six months ended June 24, 2011 as compared to $17.2 million for the six months ended June 25, 2010. This increase was partially offset by a decrease in subordinated debt interest expense of $2.0 million (21%), the result of scheduled debt repayments.

Additionally, interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 9% ($0.4 million) due to a decrease in rates earned on these types of investments. The related average funds invested during the six months ended June 24, 2011 was $4.9 billion, compared to $3.8 billion in the six months ended June 25, 2010, including $3.6 billion and $2.9 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of June 24, 2011 and June 25, 2010, respectively. However, the average rate earned on this type of investment decreased to 0.17% during the first six months of 2011 from 0.28% during the first six months of 2010. See the Liquidity and Capital Resources discussion below for additional information.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest income from customer loans increased 3% ($1.5 million) to $55.0 million. The average aggregate customer loan balance increased 4% ($90.7 million) to $2.2 billion; however, the average rate earned on those customer loan balances decreased to 5.21% during the first six months of 2011 from 5.26% in the same period of 2010. Collateral held in customer accounts with loan balances increased 8% ($746.8 million) to $9.9 billion in the six months ended June 24, 2011 as compared to the same period in 2010. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the first six months of both 2011 and 2010.

Other interest and dividends revenue increased 111% ($2.0 million) to $3.8 million period-over-period due primarily to $1.4 million of interest income recognized for the interest paid by general partners in connection with partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Other Revenue

Other revenue decreased 19% ($2.7 million) to $11.7 million period-over-period. The decrease between years is primarily attributable to the change in foreign currency translation gains and a decrease in transitional services revenue, resulting from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary, further described in Note 2 to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. These decreases were partially offset by an increase in value in the investments held related to the Partnership’s non-qualified deferred compensation plan.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$1,460.7	$1,249.0	$211.7	17%
Occupancy and equipment	178.0	171.9	6.1	4%
Communications and data processing	146.8	142.8	4.0	3%
Payroll and other taxes	91.3	82.9	8.4	10%
Advertising	29.8	33.2	(3.4)	-10%
Postage and shipping	23.3	24.7	(1.4)	-6%
Clearance fees	6.6	5.8	0.8	14%
Other operating expenses	80.0	76.8	3.2	4%

Total operating expenses	$2,016.5	$1,787.1	$229.4	13%

Related metrics:
Number of branches	11,359	11,276	83	1%

Full-time equivalent employees:
Financial advisors:
At period end	12,321	12,697	(376)	-3%
Average	12,417	12,708	(291)	-2%
Branch employees:
At period end	13,158	12,764	394	3%
Average	13,002	12,455	547	4%
Headquarters employees:
At period end	4,918	4,856	62	1%
Average	4,905	4,851	54	1%
Headquarters employees per 100 financial advisors (average)	39.5	38.2	1.3	3%
Branch employees per 100 financial advisors (average)	104.7	98.0	6.7	7%

Operating expenses per average financial advisor(1)	$82,529	$78,377	$4,152	5%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 13% ($229.4 million) to $2.0 billion compared to the first six months of 2010 primarily due to increases in compensation and benefits and related payroll taxes.

Total compensation and benefits costs increased 17% ($211.7 million) to $1.5 billion, primarily due to increases in financial advisor compensation and variable compensation.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 19% ($129.1 million). This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 22% ($15.8 million) due to fewer financial advisor hires participating in these compensation programs. The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, effective January 2011, the Partnership raised the guaranteed base pay to better recruit certain financial advisors.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the first six months of 2011, variable compensation increased 63% ($71.5 million), to $185.8 million, as compared to $114.3 million in the first six months of 2010.

Headquarters salary and benefit expense increased 5% ($7.9 million) to $173.5 million and branch salary and benefit expense increased 8% ($18.8 million) to $241.7 million in the six months ended June 24, 2011 primarily due to an increase in benefits expense caused by increased healthcare costs and an increase in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent (“FTE”) basis, the Partnership had 4,918 headquarters employees and 13,158 branch employees as of June 24, 2011, compared to 4,856 headquarters employees and 12,764 branch employees as of June 25, 2010.

The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors and the number of branch employees to financial advisors as key metrics in managing its costs. In the first six months of 2011, there were an average of 39.5 headquarters employees and 104.7 branch employees for each 100 financial advisors, compared to an average of 38.2 headquarters employees and 98.0 branch employees for each 100 financial advisors in the same period of 2010. The increase in the average headquarters employees for each 100 financial advisor ratio is primarily the result of the decrease in the number of financial advisors period-over-period as well as an increase in headquarters employees. If the Partnership is unable to grow its financial advisor network in 2011, the average number of headquarters employees per 100 financial advisors will continue to increase in 2011, which will result in growing headquarters compensation costs at a faster rate than financial advisors. The increase in average branch employees for each 100 financial advisor ratio quarter-over-quarter is due to growth in branch employees at a higher rate than the growth in financial advisors.

The remaining operating expenses increased 3% ($17.7 million) primarily due to increased payroll taxes due to the above noted increase in compensation, as well as an increase in occupancy and equipment costs related to the continued expansion of the Partnership’s branch office network and headquarters facilities. These increases were partially offset by a decrease in advertising costs as the Partnership has decreased its advertising efforts compared to the same period last year.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Six Months Ended
	June 24, 2011	June 25, 2010	$ Change	% Change
Net revenue:
United States of America	$2,164.0	$1,883.6	$280.4	15%
Canada	94.5	84.9	9.6	11%

Total net revenue	2,258.5	1,968.5	290.0	15%

Operating expenses (excluding variable compensation):
United States of America	1,737.6	1,582.0	155.6	10%
Canada	93.1	90.9	2.2	2%

Total operating expenses	1,830.7	1,672.9	157.8	9%

Pre-variable income (loss):
United States of America	426.4	301.6	124.8	41%
Canada	1.4	(6.0)	7.4	123%

Total pre-variable income	427.8	295.6	132.2	45%

Variable compensation:
United States of America	179.8	110.0	69.8	63%
Canada	6.0	4.2	1.8	43%

Total variable compensation	185.8	114.2	71.6	63%

Net income (loss):
United States of America	246.6	191.6	55.0	29%
Canada	(4.6)	(10.2)	5.6	55%

Total net income	$242.0	$181.4	$60.6	33%

Customer assets under care ($ billions):
United States of America
At period end	$576.6	$504.7	$71.9	14%
Average	$578.5	$508.7	$69.8	14%
Canada
At period end	$16.2	$13.1	$3.1	24%
Average	$16.3	$13.4	$2.9	22%

Financial advisors:
United States of America
At period end	11,698	12,008	(310)	-3%
Average	11,796	12,015	(219)	-2%
Canada
At period end	623	689	(66)	-10%
Average	621	694	(73)	-11%

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 15% ($280.4 million) in the first six months of 2011 from the same period in 2010 primarily due to increases in trade revenue ($52.2 million), service fees ($48.1 million) and advisory programs revenue ($171.5 million), partially offset by a decrease in net interest income ($3.7 million) and money market fees ($4.3 million).

The increase in trade revenue is primarily due to a 3% ($1.1 billion) increase in customer dollars invested to $42.4 billion for the first six months of 2011 from $41.3 billion for the same period in 2010. Additionally, margins earned on each $1,000 invested by customers increased to $24.20 in the six months ended June 24, 2011 from $23.60 in the six months ended June 25, 2010 due to a change in product mix to higher margin mutual fund and insurance products and higher margins earned on these products. Service fee revenue increased as higher equity market values in 2011 lifted the average asset values on which service fees are earned. Advisory programs fee revenue increased due to significant growth of customer assets under care which increased 74% ($25.8 billion). Net interest income decreased due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased as a result of increased minimum 7.5% annual return on the additional limited partnership interests outstanding in 2011 as compared to 2010 due to the limited partnership offering completed January 2011. This increase in interest expense was partially offset by a decrease in subordinated debt interest expense as a result of scheduled debt repayments. Interest income increased due to an increase in the average aggregate customer loan balance, partially offset by a decrease in the average rate earned on those customer loan balances. The decrease in money market revenue is primarily due to a decrease in average asset values period-over-period. Additionally, money market fees decreased due to the voluntary reduction in certain fees earned by the Partnership in order to maintain a positive customer yield, which began in March 2009, and reduced the Partnership’s revenue by $44.1 million in the first six months of 2011, as compared to a reduction of revenue of $43.7 million in the same period of 2010, therefore resulting in a decrease in revenue of $0.4 million period-over-period.

Operating expenses (excluding variable compensation) increased 10% ($155.6 million) primarily due to increases in financial advisor compensation ($123.7 million), headquarters and branch salary and fringe benefits ($25.8 million) and payroll and other taxes ($8.1 million). These increases were partially offset by a decrease in financial advisor salary and subsidy expense ($13.9 million). The increases in financial advisor compensation and payroll and other taxes were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Headquarters and branch salary and fringe benefits expense increased due to higher healthcare costs and increased personnel to support increased productivity of the Partnership’s financial advisor network. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue increased 11% ($9.6 million) period-over-period primarily due to increases in trade revenue ($6.3 million) and asset-based fee revenue ($5.4 million). These increases were partially offset by a decrease in other revenue ($4.7 million). Trade revenue increased due to higher customer dollars invested, which increased 10% ($0.2 million), from $2.0 billion in the first six months of 2010 to $2.2 billion in the first six months of 2011. Asset-based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions period-over-period. Other revenue primarily decreased due to a $5.3 million decrease in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) increased 2% ($2.2 million) in the first half of 2011 compared to 2010 primarily due to a $5.4 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. This increase was partially offset by a decrease in financial advisor salary and subsidy ($1.9 million), which decreased due to fewer financial advisor hires participating in these compensation programs.

As a result, the pre-variable income (loss) for the Canadian business segment improved from a loss of $6.0 million in the first six months of 2010 to income of $1.4 million in the first six months of 2011, an improvement of 123% ($7.4 million).

This improvement to the financial results of the Canadian business segment is due in part to the Partnership’s focus on a plan to accelerate the path to profitability for the Canadian segment (“Canada Plan to Profitability”). The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements, launched throughout 2010. Expense reduction efforts put into place throughout 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts. These initiatives put into place throughout 2010 have improved the financial results of the Canadian business segment for the period ended June 24, 2011 as compared to the period ended June 25, 2010.

However, the fact that the Partnership has had lower financial advisor recruits and a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

REGULATORY REFORM

Financial Services Regulatory Reform. The SEC is responsible for implementing a series of regulatory initiatives under the Dodd-Frank Act. Among numerous other provisions, Section 913 of Dodd-Frank Act directed the SEC to study existing practices in the industry and grants the SEC discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers and such other customers as the SEC provides by rule. On January 21, 2011, the SEC issued a study as a result of the Dodd-Frank Act with a recommendation that there should be a uniform standard of conduct for broker-dealers and investment advisers. To date, the SEC has not yet issued any rules in connection with the study and the Partnership cannot predict if or when any changes in such rules will be passed or the effect of any such changes. For further discussion of this Act, see “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors section in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Trust Reform. In accordance with the Dodd-Frank Act and effective July 21, 2011, authority for the supervision and regulation of EJTC was transferred from the OTS to the OCC. As of the same date, responsibility for the supervision and regulation of EJTC’s parent, the Partnership, was transferred from the OTS to the FRB. See Note 11 to the Consolidated Financial Statements for further discussion.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Healthcare Reform. The PPACA was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years. However, the Partnership has performed an initial evaluation of the impact of the increase in dependent eligibility and related premiums to employees and has determined that this element of the reform is not expected to have a material impact on the Partnership’s Consolidated Financial Statements for 2011 and 2012. The impact of this element on the Partnership for years beyond 2012 is not able to be determined.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 71% and 70% of its total revenue from sales and services related to mutual fund and annuity products in the three months and six months ended June 24, 2011, respectively, and 66% in both the three months and six months ended June 25, 2010. In addition, the Partnership derived 20% of its total revenue for both the three months and six months ended June 24, 2011 and 21% and 23% for the three months and six months ended June 25, 2010, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership completed a limited partnership offering on January 3, 2011 with $223.9 million limited partner capital accepted. The Partnership intends to use the proceeds of the limited partnership offering for working capital and general corporate purposes. For further information on the 2011 limited partnership offering, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Partnership’s capital subject to mandatory redemption at June 24, 2011, net of reserve for anticipated withdrawals, was $1.7 billion, an increase of $249.7 million from December 31, 2010, which includes the proceeds of the limited partnership offering discussed above. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($41.8 million) and the issuance of limited partner, subordinated limited partner and general partner interests ($223.6 million, $26.3 million and $102.4 million, respectively), offset by redemption of limited partner, subordinated limited partner and general partner interests ($4.9 million, $0.9 million and $51.2 million, respectively) and partnership loans outstanding ($87.4 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 23% of income allocated to general partners. Beginning in 2011, the Partnership decreased the amount of retention to approximately 23% from 28% of net income allocated to general partners. If individual income tax rates increase, the Partnership may, in the future, decrease the percentage of retained net income further. During the six months ended June 24, 2011 and June 25, 2010, the Partnership retained 23.0% and 27.6%, respectively, of income allocated to general partners.

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

Loans made by the Partnership to general partners are generally for a period of one year and bear interest at the prime rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general partners in connection with such loans. General partners borrowing from the Partnership will be required to repay such loans by applying the majority of earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. However, any bank loans held by a general partner will be repaid prior to any application of earnings towards that partner’s Partnership loan. The Partnership will have full recourse against any general partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that general partner loans will have a significant impact on the Partnership’s liquidity or capital resources.

In addition, the Partnership has not and will not provide loans to members of the Executive Committee. Executive Committee members who require financing for some or all of their individual partner capital contributions will continue to have a loan directly with banks willing to provide such financing on an individual basis.

Any purchases of partnership interests financed through banks are unsecured bank loan agreements and are between the individual and the bank. The bank loans of the individual general partners and subordinated limited partners, obtained for new general partner and subordinated limited partner capital purchases prior to 2011, are one year term loans due on February 24, 2012, which are subject to annual renewal and have no required principal payments prior to maturity. The current bank loans of the individual limited partners are due on January 2, 2014 and also have no required principal payments prior to that time. The Partnership does not guarantee these bank loans nor can the individual general, subordinated limited or limited partners pledge their partnership interest as collateral for the bank loan.

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

	As of June 24, 2011
(Dollars in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$670,057	$247,366	$916,406	$1,833,829

Partnership capital owned by partners with individual loans	$430,670	$425	$428,980	$860,075

Partnership capital owned by partners with individual loans as a percent of total partnership capital	64.3%	0.2%	46.8%	46.9%

Individual loans:
Individual bank loans	$132,743	$202	$84,079	$217,024
Individual partnership loans	—	—	87,396	87,396

Total individual loans	$132,743	$202	$171,475	$304,420

Individual loans as a percent of total partnership capital	19.8%	0.1%	18.7%	16.6%
Individual loans as a percent of partnership capital owned by partners with individual loans	30.8%	47.5%	40.0%	35.4%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

(Dollars in thousands)	June 24, 2011	December 31, 2010

Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000

Uncommitted credit facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320 million committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395 million committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day-advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same-day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.2 billion plus 50% of subsequent issuances of partnership capital. As of August 5, 2011, the Partnership has not borrowed against the 2011 Credit Facility.

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

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of June 24, 2011 and December 31, 2010. In addition, the Partnership did not have any draws against these lines of credits during the six months ended June 24, 2011. The Partnership had one overnight draw against these lines of credit during the six months ended June 25, 2010 in the amount of $40.0 million.

The following table shows the activity for the Partnership’s long-term debt agreements during the six months ended June 24, 2011:

(Dollars in thousands)	December 31, 2010	Borrowings	Payments	June 24, 2011
Activity during period:
2002 Fixed Rate Mortgage	$7,427	$—	$(455)	$6,972
2009 Office Equipment Note Payable	23,694	—	(3,750)	19,944
2009 Fixed Rate Mortgage	35,276	—	(35,276)	—

Total long-term debt	$66,397	$—	$(39,481)	$26,916

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

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a headquarters building and related parking garage located on its St. Louis, Missouri, north campus location. The loan had a fixed monthly principal and interest payment that began February 1, 2010 and continued through December 1, 2012. On the maturity date of December 22, 2012, the entire unpaid balance plus accrued interest, totaling $32.7 million, was due. The fixed interest rate of 3.5% was contingent upon the Partnership, or a subsidiary, maintaining a matching interest bearing deposit account with the lender in an amount equal to or exceeding the principal amount. If the matching deposit was withdrawn, the interest rate converted to a floating rate of the one-month LIBOR rate plus 5.0%. On June 6, 2011, the Partnership re-paid the outstanding principal and accrued interest on the loan, which was prior to the final maturity date of December 22, 2012. This final payment terminated the 2009 Fixed Rate Mortgage.

In 2002, the Partnership entered into a $13.1 million fixed rate mortgage on a headquarters building located on its Tempe, Arizona campus location, which has monthly principal and interest payments ending June 1, 2017. The note payable is collateralized by the related building.

In addition, the Partnership paid an annual scheduled installment on its 7.33% capital notes in the amount of $50 million during June 2011. These notes are classified as liabilities subordinated to claims of general creditors on the Partnership’s Consolidated Statements of Financial Condition.

PART I.      FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As of June 24, 2011, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of June 24, 2011, the Partnership had $443.8 million in cash and cash equivalents and $727.4 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.2 billion of Partnership liquidity as of June 24, 2011, a 20% ($0.2 billion) increase from $1.0 billion at December 31, 2010. In addition, the Partnership also had $3.5 billion and $3.6 billion in cash and investments segregated under federal regulations at June 24, 2011 and December 31, 2010, respectively, which was not available for general use.

During the first six months of 2011, cash and cash equivalents of $443.8 million increased $356.2 million from $87.6 million as of December 31, 2010. This is primarily a result of the Partnership electing to leave more funds in cash and cash equivalents, that otherwise would have been invested in securities purchased under agreements to resell, due to the unlimited deposit insurance coverage currently being offered (under the Dodd-Frank Act) for non-interest bearing accounts at Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions through December 31, 2012. In some cases, the banks will offer a credit for these uninvested cash balances that can be used to offset other bank fees.

Cash provided by operating activities was $503.2 million. The primary sources of cash provided by operating activities include income before allocations to partners ($242.0 million) adjusted for depreciation expense ($45.7 million) and a net decrease in assets ($305.6 million), partially offset by a net decrease in liabilities ($90.1 million). During the first six months of 2011, cash used in investing activities was $29.1 million consisting of capital expenditures supporting the growth of the Partnership’s operations and for the construction of a new parking garage as previously noted. During the first six months of 2011, cash used in financing activities was $118.0 million, consisting primarily of partnership withdrawals and distributions ($236.4 million), redemption of partnership interests ($57.0 million) and repayment of debt ($89.5 million), partially offset by issuance of partnership interests ($262.9 million) and repayment of general partnership loans ($2.0 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and withdrawal rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As of June 24, 2011, Edward Jones’ net capital of $714.3 million was 32.8% of aggregate debit items and its net capital in excess of the minimum required was $670.7 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was 32.6%. Net capital and the related capital percentage may fluctuate on a daily basis. As of June 24, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $41.2 million was $35.6 million in excess of the capital that IIROC requires to be held. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Partnership will adopt ASU 2011-04 as of the effective date. Adoption is not expected to have an impact on the Partnership’s Consolidated Financial Statements.

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

PART I.      FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET VALUE

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and short-term investments, which averaged $2.2 billion and $4.9 billion for the six months ended June 24, 2011, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $46 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $8 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 18 basis points (0.18%) in the first six months of 2011, and therefore the financial dollar impact of further declines in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees reduced the Partnership’s revenue by a total of $44.1 million for the six months ended June 24, 2011 and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership’s revenue could increase annually by approximately $90 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 24, 2011.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended March 25, 2011:

Lehman Brothers. In October 2008, a putative class action suit was filed in Arkansas state court, Saline County, under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 Act (“the 1933 Act”), against certain officers and directors of Lehman Brothers Holdings, Inc. and a syndicate of underwriters, including Edward Jones, of Lehman bonds sold pursuant to the registration statement and prospectus dated May 30, 2006, and various prospectus supplements dated October 22, 2006, and thereafter. In November 2008, a similar suit was filed in Arkansas state court, Benton County against the same defendants stemming from the sale of 6.5% Lehman Bonds maturing October 25, 2027, pursuant to the registration statement and prospectus and prospectus supplement dated August 2, 2007 (collectively referred to as “Lehman Bonds”). Plaintiffs in both actions allege the defendants made material misrepresentations to the purchasers of Lehman Bonds. While each lawsuit relates to a different series of Lehman bonds, the plaintiffs in each suit seek unspecified compensatory damages, attorneys’ fees, costs and expenses. In February 2009, the U.S. Judicial Panel on Multidistrict Litigation transferred these two actions to the Southern District of New York (“SDNY”) for coordinated or consolidated pretrial proceedings with similar actions pending in the SDNY. Lead plaintiffs in the consolidated Lehman securities class action filed a Third Amended complaint in April 2010, which alleges that Edward Jones underwrote two separate offerings of Lehman notes in February and April 2008. Defendants filed a Motion to Dismiss the Third Amended Complaint in July 2010, which is currently pending.

Countrywide. Three matters (David H. Luther, et al. v. Countrywide Financial Corporation, et al; Washington State Plumbing & Pipefitting Pension Trust, et al. v. Countrywide Financial Corporation, et al.; and Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al.) were filed in 2007, 2008, and 2010 respectively in California state and federal courts. In these matters, plaintiffs allege against numerous issuers and underwriters, including Edward Jones, certain violations of the Securities Act of 1933, as amended (the “1933 Act”) in connection with registration statements and prospectus supplements issued between January 2005 and June 2007 for certain mortgage-backed certificates. Luther and Washington State Plumbing were consolidated in October 2008 in California State Court. In January 2010, the court in Luther granted the defendants’ demurrer and dismissed the case with prejudice. In March 2010, plaintiffs appealed the dismissal and on May 18, 2011, the California Court of Appeals reversed the Luther court’s dismissal. In January 2010, plaintiffs filed the Maine State Retirement System case in California federal court. Plaintiffs filed an Amended Consolidated Class Action Complaint on July 13, 2010. On November 4, 2010, the court entered an order dismissing plaintiff’s claims to the extent they related to any certificates for which Edward Jones acted as dealer. The Maine State defendants filed a motion to dismiss that case, which the court granted in part on May 5, 2011. The Maine State court directed plaintiffs to amend their complaint. There are no claims currently pending against Edward Jones in this amended complaint. In both matters, the plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs, expenses and rescission. On November 17, 2010, a fourth matter was filed in California state court, Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al., re-asserting the claims dismissed by the Court in the Maine State Retirement case. That case has been stayed by agreement of the parties, pending the final outcome of the Luther appeal.

FINRA Municipal Bond Matter. In early 2010, FINRA began investigating ten identified municipal bond transactions that occurred from January 1, 2008 to March 31, 2008. In May 2011, FINRA asked Edward Jones whether it wished to submit a written submission in connection with the pricing of the bonds, and Edward Jones is in the process of submitting a written response to FINRA.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings, continued

FINRA Investigations. FINRA is currently investigating the activities of two former financial advisors who introduced and/or solicited clients to invest in an outside business venture.

Additional Investigations. The State of South Dakota and the FBI are investigating the two above-referenced financial advisors, and the State of Minnesota is investigating one of the financial advisors.

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

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2011 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

PART II.      OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	August 5, 2011
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	August 5, 2011
Kevin D. Bastien	(Principal Financial and Accounting Officer)