Form 10-Q
period 2011-09-30
JONES FINANCIAL COMPANIES LLLP
filed 2011-11-14
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 664,206 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

(Unaudited)

(Dollars in thousands)	September 30, 2011	December 31, 2010

Cash and cash equivalents	$854,054	$87,584

Cash and investments segregated under federal regulations	4,099,299	3,614,163

Securities purchased under agreements to resell	413,169	955,209

Receivable from:
Customers	2,350,697	2,318,306
Brokers, dealers and clearing organizations	232,624	239,520
Mutual funds, insurance companies and other	152,129	142,480

Securities owned, at fair value:
Inventory securities	86,865	81,175
Investment securities	99,964	93,411

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	588,728	615,036

Other assets	93,516	94,266

TOTAL ASSETS	$8,971,045	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES

(Unaudited)

(Dollars in thousands)	September 30, 2011	December 31, 2010
Payable to:
Customers	$6,144,402	$5,606,760
Brokers, dealers and clearing organizations	94,584	59,233

Securities sold, not yet purchased, at fair value	6,673	6,704

Accrued compensation and employee benefits	561,373	506,221

Accounts payable and accrued expenses	152,297	187,162

Long-term debt	25,432	66,397

	6,984,761	6,432,477

Liabilities subordinated to claims of general creditors	150,000	203,700

Commitments and contingencies (See Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,747,108	1,496,725

Reserve for anticipated withdrawals	89,176	108,248

Total partnership capital subject to mandatory redemption	1,836,284	1,604,973

TOTAL LIABILITIES	$8,971,045	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per unit information)	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Revenue:
Trade revenue
Commissions	$441,234	$359,635	$1,301,077	$1,143,532
Principal transactions	71,897	73,209	219,556	228,847
Investment banking	37,865	61,317	120,720	153,646

Total trade revenue	550,996	494,161	1,641,353	1,526,025
Fee revenue
Asset-based	451,669	355,860	1,325,174	999,176
Account and activity	136,098	126,249	391,085	374,410

Total fee revenue	587,767	482,109	1,716,259	1,373,586
Interest and dividends	34,625	32,014	97,655	91,918
Other revenue (loss)	(6,611)	7,431	5,161	21,842

Total revenue	1,166,777	1,015,715	3,460,428	3,013,371
Interest expense	16,344	13,597	51,495	42,719

Net revenue	1,150,433	1,002,118	3,408,933	2,970,652

Operating expenses:
Compensation and benefits	764,581	649,161	2,225,343	1,898,163
Occupancy and equipment	90,188	85,910	268,163	257,779
Communications and data processing	70,384	72,365	217,186	215,164
Payroll and other taxes	42,556	35,589	133,879	118,439
Advertising	9,951	8,467	39,733	41,622
Postage and shipping	13,428	13,331	36,696	38,017
Clearance fees	2,949	2,793	9,530	8,608
Other operating expenses	40,776	37,463	120,748	114,437

Total operating expenses	1,034,813	905,079	3,051,278	2,692,229

Income before allocations to partners	115,620	97,039	357,655	278,423

Allocations to partners:
Limited partners	16,743	10,793	52,080	31,151
Subordinated limited partners	12,176	10,578	37,349	29,436
General partners	86,701	75,668	268,226	217,836

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$25.11	$23.74	$77.69	$68.10

Weighted average $1,000 equivalent limited partnership units outstanding	666,786	454,636	670,357	457,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 24, 2010

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528

Issuance of partnership interests	—	35,409	—	35,409
Redemption of partnership interests	(9,021)	(9,657)	(36,225)	(54,903)
Income allocated to partners	31,151	29,436	217,836	278,423
Withdrawals and distributions	(1,891)	(25,874)	(131,214)	(158,979)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTMBER 24, 2010	$483,240	$225,255	$827,983	$1,536,478

Reserve for anticipated withdrawals	(29,260)	(3,562)	(26,499)	(59,321)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 24, 2010	$453,980	$221,693	$801,484	$1,477,157

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725

Issuance of partnership interests	223,560	34,162	12,897	270,619
Issuance of partnership interests through partnership loans	—	—	90,893	90,893
Redemption of partnership interests	(9,812)	(1,386)	(75,213)	(86,411)
Income allocated to partners	52,080	37,349	268,226	357,655
Withdrawals and distributions	(3,096)	(34,134)	(169,557)	(206,787)

Total partnership capital, including capital financed with partnership loans	714,081	257,959	950,654	1,922,694

Partnership loans outstanding	—	—	(86,410)	(86,410)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 30, 2011	$714,081	$257,959	$864,244	$1,836,284

Reserve for anticipated withdrawals	(48,984)	(3,215)	(36,977)	(89,176)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 30, 2011	$665,097	$254,744	$827,267	$1,747,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 24, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	357,655	278,423
Depreciation and amortization	68,313	74,100

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(485,136)	(344,560)
Securities purchased under agreements to resell	542,040	(8,029)
Net payable to customers	505,251	212,455
Net receivable from brokers, dealers and clearing organizations	42,247	42,854
Receivable from mutual funds, insurance companies and other	(9,649)	(4,493)
Securities owned, net	(12,274)	(68,062)
Other assets	750	1,085
Accrued compensation and employee benefits	55,152	67,460
Accounts payable and accrued expenses	(34,030)	(40,561)

Net cash provided by operating activities	1,030,319	210,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(42,840)	(69,872)

Net cash used in investing activities	(42,840)	(69,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	—	(58,000)
Issuance of long-term debt	—	13,243
Repayment of long-term debt	(40,965)	(5,293)
Repayment of liabilities subordinated to claims of general creditors	(53,700)	(53,700)
Issuance of partnership interests	270,619	35,409
Redemption of partnership interests	(86,411)	(54,903)
Withdrawals and distributions from partnership capital	(315,035)	(189,263)
Repayment of general partnership loans	4,483	—

Net cash used in financing activities	(221,009)	(312,507)

Net increase (decrease) in cash and cash equivalents	766,470	(171,707)

CASH AND CASH EQUIVALENTS:
Beginning of period	87,584	227,544

End of period	$854,054	$55,837

Cash paid for interest	$48,930	$38,974

Cash paid for taxes	$4,403	$3,154

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$1,318	$4,314

Issuance of general partnership interests through partnership loans	$90,893	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three month and nine month periods ended August 31, 2011 and 2010 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers. Edward Jones conducts business in the U.S. and Canada with its customers, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month and nine month periods ended September 30, 2011 and September 24, 2010, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. customers through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition. The Partnership records commissions, principal transactions and investment banking revenues on a trade date basis. All other forms of revenue are recorded on an accrual basis. The Partnership classifies its revenue into the following categories:

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

Asset-based fee revenue is derived from fees determined by the underlying value of client assets. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including Edward Jones Advisory Solutions (“Advisory Solutions”) and Edward Jones Managed Account Program (“Managed Account Program”). The Partnership also earns asset-based fee revenue through service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s customers’ assets invested in those companies’ products, including revenue related to the Partnership’s ownership interest in Passport Research Ltd., the advisor to the Edward Jones Money Market Funds. The Partnership expanded its Advisory Solutions program in the second quarter of 2011 to include Unified Managed Account (“UMA”) models. The UMA models offer an expanded level of portfolio management expertise for eligible accounts.

Account and activity fee revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and retirement account fees primarily consisting of self-directed IRA custodian account fees. This revenue category also includes other activity-based fee revenue from customers, mutual fund companies and insurance companies.

Interest and dividend revenue is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, interest on partnership loans for general partnership interests, inventory securities and investment securities.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The Partnership derived from one mutual fund vendor 18% and 20% of its total revenue for the three and nine months ended September 30, 2011, respectively, and 20% and 22% of its total revenue for the three and nine months ended September 24, 2010, respectively. All of the revenue generated from this vendor related to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

NOTE 2 – FAIR VALUE

Substantially all of the Partnership’s financial assets and liabilities covered under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurement and Disclosure (“ASC 820”), are carried at fair value or contracted amounts which approximate fair value.

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, also known as the “exit price”. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Upon the adoption of fair value guidance set forth in FASB ASC No. 825, Financial Instruments, the Partnership elected not to take the fair value option on all debt and liabilities subordinated to the claims of general creditors.

The Partnership’s financial assets and liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC820 with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended September 30, 2011 and December 31, 2010. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of September 30, 2011
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$602,755	$—	$—	$602,755

Total investments segregated under federal regulations	$602,755	$—	$—	$602,755

Securities owned:
Inventory securities:
Certificates of deposit	$—	$3,057	$—	$3,057
Government and agency obligations	912	—	—	912
State and municipal obligations	—	64,478	—	64,478
Corporate bonds and notes	—	4,922	—	4,922
Collateralized mortgage obligations	—	243	—	243
Equities	13,182	—	—	13,182
Unit investment trusts	71	—	—	71

Total inventory securities	$14,165	$72,700	$—	$86,865

Investment securities:
Government and agency obligations	$14,676	$—	$—	$14,676
Municipal bonds	—	5,263	—	5,263
Corporate bonds and notes	—	726	—	726
Collateralized mortgage obligations	—	263	—	263
Mutual funds	71,578	—	—	71,578
Equities	7,458		—	7,458

Total investment securities	$93,712	$6,252	$—	$99,964

	Financial Liabilities at Fair Value as of September 30, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$230	$—	$230
Government and agency obligations	352	—	—	352
State and municipal obligations	—	389	—	389
Corporate bonds and notes	—	4,201	—	4,201
Collateralized mortgage obligations	—	62	—	62
Equities	1,271	—	—	1,271
Unit investment trusts	168	—	—	168

Total securities sold, not yet purchased	$1,791	$4,882	$—	$6,673

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
Certificates of deposit	$—	$200,000	$—	$200,000
U.S. treasuries	705,907	—	—	705,907

Total investments segregated under federal regulations	$705,907	$200,000	$—	$905,907

Securities owned:
Inventory securities:
Certificates of deposit	$—	$1,772	$—	$1,772
Government and agency obligations	474	—	—	474
State and municipal obligations	—	55,639	—	55,639
Corporate bonds and notes	—	6,441	—	6,441
Collateralized mortgage obligations	—	602	—	602
Equities	15,980	—	—	15,980
Unit investment trusts	267	—	—	267

Total inventory securities	$16,721	$64,454	$—	$81,175

Investment Securities:
Government and agency obligations	$15,254	$—	$—	$15,254
Municipal bonds	—	4,711	—	4,711
Mutual funds	73,446	—	—	73,446

Total investment securities	$88,700	$4,711	$—	$93,411

	Financial Liabilities at Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Certificates of deposit	$—	$323	$—	$323
Government and agency obligations	256	—	—	256
State and municipal obligations	—	506	—	506
Corporate bonds and notes	—	3,519	—	3,519
Collateralized mortgage obligations	—	74	—	74
Equities	1,927	—	—	1,927
Unit investment trusts	99	—	—	99

Total securities sold, not yet purchased	$2,282	$4,422	$—	$6,704

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as principal transactions revenue. The notional amounts of futures contracts outstanding were $5,500 and $5,000 at September 30, 2011 and December 31, 2010, respectively. The average notional amounts of futures contracts outstanding throughout the three month and nine month periods ended September 30, 2011 and the year ended December 31, 2010, were approximately $4,900, $5,600 and $8,900, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment losses of $19 and $43 are included in the Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, respectively. The total losses related to these assets, recorded within the Consolidated Statements of Income, were $685 and $1,037 for the three month and nine month periods ended September 30, 2011, respectively, and $505 and $1,445 for the three month and nine month periods ended September 24, 2010, respectively. These losses are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership’s Consolidated Statements of Income. Overall, the Partnership had net inventory gains of $693 and $1,873 for the three and nine month periods ended September 30, 2011, respectively, and $753 and $1,267 for the three and nine month periods ended September 24, 2010, respectively.

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

	September 30, 2011	December 31, 2010
Long-term debt	$25,800	$66,700
Liabilities subordinated to claims of general creditors	159,100	210,400

Total	$184,900	$277,100

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 30, 2011	December 31, 2010
Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000
Uncommitted facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of September 30, 2011, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2011, the Partnership’s uncommitted lines of credit were reduced by $50,000 by a bank participating in the 2011 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit to $595,000.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

Actual borrowing availability on the uncommitted secured lines is based on customer margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of September 30, 2011 and December 31, 2010. In addition, the Partnership did not have any draws against these lines of credits during the nine months ended September 30, 2011. The Partnership had two overnight draws against these lines of credit during the nine months ended September 24, 2010 averaging $77,000 with the highest overnight draw being $114,000.

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	September 30, 2011	December 31, 2010
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$6,738	$7,427
Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $625, with a final installment on October 1, 2014	18,694	23,694
Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	—	35,276

	$25,432	$66,397

On June 6, 2011, the Partnership re-paid the outstanding principal and accrued interest on the 3.50% fixed rate note payable, which was prior to the final maturity date of December 22, 2012. This final payment of $34,645 terminated this note payable.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	September 30, 2011	December 31, 2010
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$150,000	$200,000
Capital notes 7.79%, due in annual installments of $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	—	3,700

	$150,000	$203,700

In August 2011, the Partnership paid the final installment on the 7.79% capital notes in the amount of $3,700.

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	September 30, 2011	December 31, 2010
Limited partnership capital	$665,097	$451,349
Subordinated limited partnership capital	254,744	221,968
General partnership capital issued	913,677	823,408

Partner capital contributions	1,833,518	1,496,725
Partnership loans:
General partnership loans issued	(90,893)	—
Repayment of general partnership loans	4,483	—

Partnership loans outstanding	(86,410)	—

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,747,108	1,496,725

Reserve for anticipated withdrawals	89,176	108,248

Partnership capital subject to mandatory redemption	$1,836,284	$1,604,973

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statements of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership, as indicated in the previous table. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

The Partnership completed a limited partnership offering on January 3, 2011 with $223,900 of limited partner capital accepted. The Partnership is using the proceeds of the limited partnership offering for working capital and general corporate purposes, as needed. For further information on the 2011 limited partnership offering, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Beginning in 2011, the Partnership is making loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. Loans made by the Partnership to general partners are generally for a period of one year and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of September 30, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $86,410 and interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $722 and $2,167 for the three month and nine month periods ended September 30, 2011, respectively.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,497 and $37,702 for the three month and nine month periods ended September 30, 2011, respectively, and $8,527 and $25,744 for the three month and nine month periods ended September 24, 2010, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

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

NOTE 7 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from customer transactions. The net capital rule also provides that partnership capital may not be withdrawn if resulting net capital would be less than 5% of aggregate debit items. Additionally, certain withdrawals require the approval of the Securities and Exchange Commission (“SEC”) and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

As of September 30, 2011, Edward Jones’ net capital of $723,085 was 33.5% of aggregate debit items and its net capital in excess of the minimum required was $679,901. Net capital after anticipated withdrawals, as a percentage of aggregate debit items, was also 33.5%. Net capital and the related capital percentages may fluctuate on a daily basis.

As of September 30, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $46,775 was $43,295 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of September 30, 2011, with regulatory capital requirements in the jurisdiction in which it operates.

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies (“ASC 450”), an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of potential loss contingencies and are believed to be sufficient at this time. Such liability may be adjusted from time to time to reflect any relevant developments.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $3,000 to $34,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

NOTE 9 – SEGMENT INFORMATION

Operating segments are defined as components of an entity that have all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; the entity’s chief operating decision-maker (or decision-making group) regularly reviews its operating results for resource allocation and to assess performance; and discrete financial information is available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation. While overall Partnership profitability determines the amount of financial advisor bonuses, performance of the individual segment can impact the amount of financial advisor bonus expense for each segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating segment performance.

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

Financial information for the Partnership’s reportable segments is presented in the following table for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
Net revenue:
United States of America	$1,102,719	$961,109	$3,266,744	$2,844,749
Canada	47,714	41,009	142,189	125,903

Total net revenue	1,150,433	1,002,118	3,408,933	2,970,652
Pre-variable income (loss):
United States of America	220,344	168,429	646,736	470,071
Canada	2,419	(532)	3,848	(6,503)

Total pre-variable income	222,763	167,897	650,584	463,568
Variable compensation:
United States of America	103,887	68,917	283,685	178,976
Canada	3,256	1,941	9,244	6,169

Total variable compensation	107,143	70,858	292,929	185,145
Income (loss) before allocation to partners:
United States of America	116,457	99,512	363,051	291,095
Canada	(837)	(2,473)	(5,396)	(12,672)

Total income before allocation to partners	$115,620	$97,039	$357,655	$278,423

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Partnership will adopt ASU 2011-04 as of the effective date. Adoption is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

NOTE 11 – SUBSEQUENT EVENT

On November 1, 2011, the Partnership re-paid the outstanding principal and accrued interest on the note payable, collateralized by office equipment, which was prior to the final maturity date of October 1, 2014 (see Note 4). This final payment of $18,285 terminated this note payable.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from customer buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue (loss). In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (customer dollars invested), mix of the products in which customers invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in customer accounts. These fees are impacted by customer dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue (loss) are impacted by the number of customer accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from customers and payables to customers, the variability of interest rates earned and paid on such balances, the number of limited partner interests and interest received on general partner loans.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the increases (decreases) in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month and nine month periods ended September 30, 2011 and September 24, 2010. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended				Nine Months Ended
	September	September	Change		September	September	Change
	30, 2011	24, 2010	$	%	30, 2011	24, 2010	$	%
Revenue:
Trade revenue:
Commissions	$441.2	$359.6	$81.6	23%	$1,301.1	$1,143.5	$157.6	14%
Principal transactions	71.9	73.2	(1.3)	-2%	219.6	228.8	(9.2)	-4%
Investment banking	37.9	61.3	(23.4)	-38%	120.7	153.7	(33.0)	-21%

Total trade revenue	551.0	494.1	56.9	12%	1,641.4	1,526.0	115.4	8%

% of net revenue	48%	49%			48%	51%
Fee revenue:
Asset-based	451.7	355.9	95.8	27%	1,325.2	999.2	326.0	33%
Account and activity	136.1	126.2	9.9	8%	391.1	374.4	16.7	4%

Total fee revenue	587.8	482.1	105.7	22%	1,716.3	1,373.6	342.7	25%

% of net revenue	51%	48%			50%	46%
Net interest and dividends	18.2	18.4	(0.2)	-1%	46.1	49.2	(3.1)	-6%
Other revenue (loss)	(6.6)	7.5	(14.1)	-188%	5.1	21.9	(16.8)	-77%

Net revenue	1,150.4	1,002.1	148.3	15%	3,408.9	2,970.7	438.2	15%
Operating expenses	1,034.8	905.1	129.7	14%	3,051.2	2,692.3	358.9	13%

Income before allocation to partners	$115.6	$97.0	$18.6	19%	$357.7	$278.4	$79.3	28%

Related metrics:
Customer dollars invested(1):
Trade ($ billions)	$23.0	$20.3	$2.7	13%	$67.7	$63.7	$4.0	6%
Advisory programs ($ billions)	$3.9	$4.5	$(0.6)	-13%	$15.3	$16.3	$(1.0)	-6%
Customer households at period end (millions)	4.48	4.46	0.02	0%	4.48	4.46	0.02	0%
Customer assets under care:
Total:
At period end ($ billions)	$557.3	$549.0	$8.3	2%	$557.3	$549.0	$8.3	2%
Average ($ billions)	$575.4	$535.1	$40.3	8%	$588.3	$526.4	$61.9	12%
Advisory programs:
At period end ($ billions)	$63.0	$46.4	$16.6	36%	$63.0	$46.4	$16.6	36%
Average ($ billions)	$65.5	$42.8	$22.7	53%	$62.4	$37.5	$24.9	66%
Financial advisors:
At period end	12,314	12,725	(411)	-3%	12,314	12,725	(411)	-3%
Average	12,317	12,702	(385)	-3%	12,383	12,706	(323)	-3%
Attrition %	13.2%	16.2%	n/a	n/a	14.2%	15.7%	n/a	n/a
Dow Jones Industrial Average:
At period end	10,913	10,860	53	0%	10,913	10,860	53	0%
Average for period	11,682	10,340	1,342	13%	12,011	10,467	1,544	15%
S&P 500 Index:
At period end	1,131	1,149	(18)	-2%	1,131	1,149	(18)	-2%
Average for period	1,230	1,091	139	13%	1,282	1,117	165	15%

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

Despite a volatile market during the third quarter of 2011, resulting from a number of factors including the international debt crisis, the U.S. debt ceiling debate and high unemployment rates, the S&P 500 Index averaged 13% higher in the third quarter of 2011 compared to the third quarter of 2010, and 15% higher on a year-to-date basis due to the recovery the equity markets were making from the market lows experienced in the previous years. The Partnership’s results of operations in 2011 also improved compared to the same periods of the prior year. Asset-based fees increased as a result of the continued investment of customer dollars into advisory programs and an increase in asset values resulting from a higher average S&P 500 Index. Additionally, the Partnership continues to focus on deepening relationships with customers by offering solutions to more of their needs, which has led to the Partnership gathering $20.2 billion in net new assets through the third quarter of 2011. In periods of high market volatility, the Partnership typically experiences an increase in the volume of customer trade activity which results in increased commission revenue as experienced in 2011. In addition, the central banks, including the Federal Reserve, have maintained historically low interest rates in response to this volatile market. The average effective rate for federal funds was .08% for the third quarter of 2011, down from 0.19% for the third quarter of 2010. This low interest rate environment continues to negatively impact the Partnership’s interest income.

The Partnership also continues to remain focused on efforts to grow the number of financial advisors and its branch office network. However, the number of financial advisors decreased 3% in the third quarter of 2011 compared to the third quarter of 2010, ending the current period with 12,314 financial advisors compared to 12,725 as of September 24, 2010. This decrease can be attributed in part to the Partnership’s inability to hire qualified financial advisor candidates in the current employment market conditions as well as the Partnership’s increase in financial advisor financial performance expectations effective January 2011. The decrease period over period has been declining in the more recent months. Despite this trend, the Partnership does not anticipate growth in the number of financial advisors as of December 31, 2011, compared to the previous year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 24, 2010

For the three months ended September 30, 2011, net revenue increased 15% ($148.3 million) to $1.2 billion, which was attributable to increased fee revenue and trade revenue, partially offset by a decrease in other revenue (loss) and net interest and dividends income. Fee revenue and trade revenue increased by 22% and 12%, respectively, compared to the third quarter of 2010. For further details on these fluctuations, see the discussion in the trade revenue and fee revenue sections below. Operating expenses for the three months ended September 30, 2011 increased 14% quarter-over-quarter primarily as a result of increased financial advisor compensation and variable compensation due to the Partnership’s increased revenues and profitability. Income before allocations to partners increased 19% ($18.6 million) to $115.6 million. The Partnership’s profit margin based on income before allocations to partners increased to 9.9% for the three months ended September 30, 2011 from 9.6% for the three months ended September 24, 2010.

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the three months ended September 30, 2011 as compared to the three months ended September 24, 2010.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 12% ($56.9 million) to $551.0 million during the three months ended September 30, 2011 compared to the three months ended September 24, 2010. This increase in trade revenue was due to the impact of five additional business days in the third quarter of 2011 compared to third quarter of 2010 as well as an increase in the amount of customer dollars invested per day (the principal amount of customers’ buy and sell transactions generating a commission), partially offset by a decrease in margin earned on these customer dollars invested. Total customer dollars invested were $23.0 billion during the three months ended September 30, 2011, a 13% ($2.7 billion) increase from $20.3 billion for the same period of 2010. A discussion specific to each component of trade revenue follows.

Commissions

	Three Months Ended
	September 30,	September 24,	$	%
	2011	2010	Change	Change
Commissions revenue ($ millions):
Mutual funds	$210.4	$193.6	$16.8	9%
Equities	124.1	84.7	39.4	47%
Insurance	106.7	81.3	25.4	31%

Total commissions revenue	$441.2	$359.6	$81.6	23%

Related metrics:
Customer dollars invested ($ billions)	$17.2	$13.8	$3.4	25%
Margin per $1,000 invested	$25.70	$26.20	$(0.5)	-2%
U.S. business days	68	63	5	8%

Commissions revenue increased 23% ($81.6 million) in the third quarter of 2011 to $441.2 million. This increase was primarily due to a 25% ($3.4 billion) increase in customer dollars invested in commission generating transactions due to increased customer dollars invested per day as well as the impact of five additional business days in the current period. Customer dollars per day increased as the result of higher trading volume due to increased volatility in the markets. This increased volatility was primarily caused by the debt ceiling crisis, S&P downgrading the U.S. and concerns over European debt. In addition, the Partnership’s communication efforts emphasizing buying opportunities resulted in increased activity in products within commissions revenue.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Three Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$51.1	$54.9	$(3.8)	-7%
Corporate bonds	11.0	9.9	1.1	11%
Unit investment trusts	3.5	1.2	2.3	192%
Certificates of deposit	3.4	3.4	—	0%
Government bonds	1.3	1.5	(0.2)	-13%
Collateralized mortgage obligations	0.9	1.5	(0.6)	-40%
Net inventory gains	0.7	0.8	(0.1)	-13%

Total principal transactions revenue	$71.9	$73.2	$(1.3)	-2%

Related metrics:
Customer dollars invested ($ billions)	$4.6	$4.7	$(0.1)	-2%
Margin per $1,000 invested	$15.50	$15.50	$—	0%
U.S. business days	68	63	5	8%

Principal transactions revenue decreased 2% ($1.3 million) to $71.9 million compared to the third quarter of 2010, attributable to a decrease in customer dollars invested to $4.6 billion in the three months ended September 30, 2011 compared to $4.7 billion in the three months ended September 24, 2010. This decrease was due to decreased customer dollars invested per day, partially offset by the impact of five additional business days during the current quarter.

Quarter-over-quarter, revenue from municipal bonds decreased 7% ($3.8 million) due to a decreased supply of taxable bonds and decreased demand caused by a low interest rate environment.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Investment banking revenue ($ millions):
Unit investment trusts	$31.1	$48.9	$(17.8)	-36%
Municipal bonds	4.5	9.2	(4.7)	-51%
Corporate bonds	2.3	2.1	0.2	10%
Government bonds	—	1.0	(1.0)	-100%
Equities	—	0.1	(0.1)	-100%

Total investment banking revenue	$37.9	$61.3	$(23.4)	-38%

Related metrics:
Customer dollars invested ($ billions)	$1.3	$1.9	$(0.6)	-32%
Margin per $1,000 invested	$29.90	$32.40	$(2.5)	-8%
U.S. business days	68	63	5	8%

Investment banking revenue decreased 38% ($23.4 million) to $37.9 million in the three months ended September 30, 2011 compared to the three months ended September 24, 2010, primarily due to a quarter-over-quarter decrease in customer dollars invested of 32% ($0.6 billion).

Unit investment trusts revenue decreased by 36% ($17.8 million) resulting from a decreased supply of taxable municipal bonds.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 22% ($105.7 million) to $587.8 million compared to the three months ended September 24, 2010. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

Asset-based

	Three Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$220.3	$142.8	$77.5	54%
Service fees	190.5	172.2	18.3	11%
Revenue sharing	33.5	30.1	3.4	11%
Trust fees	5.9	4.9	1.0	20%
Money market fees	1.5	5.9	(4.4)	-75%

Total asset-based fee revenue	$451.7	$355.9	$95.8	27%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of advisory programs	$301.5	$274.2	$27.3	10%
Advisory programs	65.3	42.4	22.9	54%
Insurance	49.7	43.7	6.0	14%
Money market	17.5	18.5	(1.0)	-5%

Total customer asset values	$434.0	$378.8	$55.2	15%

(1)

Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the quarters ended September 30, 2011 and September 24, 2010.

Compared to the third quarter of 2010, asset-based fee revenue increased 27% ($95.8 million) to $451.7 million due primarily to continued investment of customer dollars into advisory programs and increases in the average market values of customer assets on which the Partnership receives asset-based fees.

Advisory programs fee revenue, which primarily includes Advisory Solutions and Managed Account Program fee revenue, was $220.3 million in the third quarter of 2011 as compared to $142.8 million in the third quarter of 2010, an increase of 54% ($77.5 million). The Partnership expanded its Advisory Solutions program in the second quarter of 2011 by launching Unified Managed Account (“UMA”) models that are now being offered within Advisory Solutions. The UMA models offer an expanded level of portfolio management expertise for eligible accounts. U.S. customer assets in the advisory programs as of September 30, 2011 and September 24, 2010 were $62.8 billion and $46.4 billion, respectively. The average value of U.S. customer assets in the advisory programs was $65.3 billion in the third quarter of 2011 compared to $42.4 billion in the third quarter of 2010, and has grown due to continued investment of customer dollars into advisory programs. and market appreciation of existing asset values. A majority of customer assets held in the advisory programs were converted from other client investments previously held with the Partnership.

Service fee revenue increased 11% ($18.3 million), which is primarily due to increases in the market value of the underlying assets and customer activity.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Revenue sharing increased 11% ($3.4 million), to $33.5 million in the third quarter of 2011 as compared to the third quarter of 2010. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease in rates earned related to certain product partner revenue sharing agreements.

Money market fees decreased 75% ($4.4 million) in the three months ended September 30, 2011 as compared to the three months ended September 24, 2010 due primarily to a decrease in basis points earned as a result of lower fund yields and a 5% decrease in the average money market asset values.

Account and Activity

	Three Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$74.3	$68.8	$5.5	8%
Retirement account fees	35.6	33.8	1.8	5%
Other account and activity fees	26.2	23.6	2.6	11%

Total account and activity fee revenue	$136.1	$126.2	$9.9	8%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	17.4	15.9	1.5	9%
Retirement accounts	3.5	3.4	0.1	3%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $136.1 million increased 8% ($9.9 million) quarter-over-quarter. Revenue received from sub-transfer agent services performed for mutual fund companies increased 8% ($5.5 million) to $74.3 million due to an increase in the number of sub-transfer agent services accounts. In addition, retirement account fees increased 5% ($1.8 million) to $35.6 million compared to third quarter 2010 due to increases in the number of retirement accounts and termination fees. Other account and activity fees increased 11% ($2.6 million) to $26.2 million due to net increases in various other types of fees including proxy income, transaction fees and other fees.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended
($ millions)	September 30, 2011	September 24, 2010	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$31.0	$28.5	$2.5	9%
Short-term investing interest	1.5	2.5	(1.0)	-40%
Other interest and dividends	2.0	1.0	1.0	100%
Interest expense	(16.3)	(13.6)	(2.7)	-20%

Total net interest and dividends revenue	$18.2	$18.4	$(0.2)	-1%

Related metrics:
Average funds invested	$4,653.4	$4,038.3	$615.1	15%
Average rate earned	0.12%	0.24%	-0.12%	-50%

Average aggregate customer loan balance	$2,224.4	$2,184.2	$40.2	2%
Average rate earned	5.19%	5.24%	-0.05%	-1%

Weighted average $1,000 equivalent limited partnership units outstanding	666,786	454,636	212,150	47%

Net interest and dividends revenue decreased 1% ($0.2 million) to $18.2 million quarter-over-quarter due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased 20% ($2.7 million) quarter-over-quarter primarily due to additional expense for the minimum 7.5% annual return on the limited partnership interests outstanding caused by the limited partnership offering completed in January 2011. Total interest expense related to the minimum 7.5% annual return on limited partnership interests amounted to $12.5 million for the three months ended September 30, 2011 as compared to $8.5 million for the three months ended September 24, 2010. This increase was partially offset by a decrease in debt interest expense of $1.3 million (32%), as a result of lower average debt balances outstanding due to debt repayments.

Interest income from customer loans increased 9% ($2.5 million) to $31.0 million due to an increase in average aggregate customer loan balance and the impact of one additional week in the current period on which to earn interest. The average aggregate customer loan balance increased 2% ($40.2 million) to $2.2 billion; however, the average rate earned on those customer loan balances decreased to 5.19% during the third quarter of 2011 from 5.24% in the third quarter of 2010. Collateral held in customer accounts with loan balances decreased 5% ($457.5 million) to $9.2 billion in the three months ended September 30, 2011 as compared to the same period in 2010. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the third quarters of 2011 and 2010.

Interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 40% ($1.0 million) due to a decrease in rates earned on these types of investments.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The related average funds invested during the three months ended September 30, 2011 was $4.7 billion, compared to $4.0 billion in the three months ended September 24, 2010, including $4.0 billion and $3.0 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of September 30, 2011 and September 24, 2010, respectively. The average rate earned on total funds invested decreased to 0.12% during the third quarter of 2011 from 0.24% during the third quarter of 2010. The average rate earned on the segregated funds investmented decreased to 0.11% during the third quarter of 2011 from 0.24% during the third quarter of 2010. See the Liquidity and Capital Resources discussion below for additional information.

Other interest and dividends revenue increased $1.0 million to $2.0 million quarter-over-quarter due primarily to $0.7 million of interest income recognized for the interest paid by general partners in connection with partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Other Revenue (Loss)

Other revenue (loss) decreased 188% ($14.1 million) quarter-over-quarter. The decrease between quarters is primarily attributable to the decrease in value in the investments held related to the Partnership’s non-qualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue (loss) with an offset in compensation and benefits expense, which results in no net impact to the Partnership’s income before allocations to partners.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$764.6	$649.2	$115.4	18%
Occupancy and equipment	90.2	85.9	4.3	5%
Communications and data processing	70.4	72.4	(2.0)	-3%
Payroll and other taxes	42.6	35.6	7.0	20%
Postage and shipping	13.4	13.3	0.1	1%
Advertising	10.0	8.5	1.5	18%
Clearance fees	2.9	2.8	0.1	4%
Other operating expenses	40.7	37.4	3.3	9%

Total operating expenses	$1,034.8	$905.1	$129.7	14%

Related metrics:
Number of branches:
At period end	11,416	11,368	48	0%
Average	11,399	11,335	64	1%
Full-time equivalent employees:
Financial advisors:
At period end	12,314	12,725	(411)	-3%
Average	12,317	12,702	(385)	-3%
Branch employees:
At period end	13,314	12,781	533	4%
Average	13,354	12,846	508	4%
Headquarters employees:
At period end	4,916	4,862	54	1%
Average	4,941	4,884	57	1%
Headquarters employees per 100 financial advisors (average)	40.1	38.5	1.6	4%
Branch employees per 100 financial advisors (average)	108.4	101.1	7.3	7%
Average operating expenses per financial advisor(1)	$42,877	$38,631	$4,246	11%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 14% ($129.7 million) to $1.0 billion compared to third quarter 2010 primarily due to increases in compensation and benefits, which increased 18% ($115.4 million) to $764.6 million, primarily as a result of increases in financial advisor compensation and variable compensation.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 16% ($56.0 million). This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 16% ($5.1 million) due to fewer financial advisor hires participating in these compensation programs.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, effective January 2011, the Partnership raised the base pay to better recruit certain financial advisors. However, this remains a challenge of the Partnership, as the number of financial advisors has decreased quarter-over-quarter.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, as experienced in 2011, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the third quarter of 2011, variable compensation increased 51% ($36.2 million) to $107.1 million, as compared to $70.9 million in third quarter of 2010.

Headquarters salary and fringe benefit expense increased 12% ($10.0 million) to $96.4 million and branch salary and fringe benefit expense increased 15% ($17.8 million) to $135.3 million in the three months ended September 30, 2011 due to wage increases, increases in fringe benefits expense caused by increased healthcare costs, an increase in personnel to support increased productivity of the Partnership’s financial advisor network and the impact of one additional week in the current period. On a full-time equivalent (“FTE”) basis, the Partnership had 4,916 headquarters employees and 13,314 branch employees as of September 30, 2011, compared to 4,862 headquarters employees and 12,781 branch employees as of September 24, 2010.

The remaining operating expenses increased 6% ($14.3 million) primarily due to increases in payroll and other taxes and occupancy and equipment expense. Payroll and other taxes increased due to the payroll taxes related to the increase in compensation. Occupancy and equipment costs increased primarily due to increased rent expense.

The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors, the number of branch employees to financial advisors and average operating expenses per financial advisor as key metrics in managing its costs. In the third quarter of 2011, there were an average of 40.1 headquarters employees and 108.4 branch employees for each 100 financial advisors, compared to an average of 38.5 headquarters employees and 101.1 branch employees for each 100 financial advisors in third quarter of 2010. The increase in the average headquarters employees for each 100 financial advisor ratio is primarily the result of the decrease in the number of financial advisors quarter-over-quarter as well as an increase in headquarters employees. The Partnership does not anticipate growth in the number of financial advisors by December 31, 2011, which could result in growing headquarters compensation costs at a faster rate than financial advisors. The increase in average branch employees for each 100 financial advisor ratio quarter-over-quarter is due to growth in branch employees at a higher rate than the growth in financial advisors. This is the result of more branches in the current quarter with increased branch employee hours to support the financial advisor. The 11% increase in average operating expenses per financial advisor is primarily due to increases in headquarters employees’ wages and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Operating segments are defined as components of an entity that have all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; the entity’s chief operating decision-maker (or decision-making group) regularly reviews its operating results for resource allocation and to assess performance; and discrete financial information is available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its customers.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, headquarters and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and headquarters and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of each segment’s individual income before variable compensation. While overall Partnership profitability determines the amount of financial advisor bonuses, performance at the individual financial advisor level, impacts the amount of financial advisor bonus expense allocated to each reportable segment. As such, both income from continuing operations and income before variable compensation are considered in evaluating each reportable segment’s financial performance.

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

	Three Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Net revenue:
United States of America	$1,102.7	$961.1	$141.6	15%
Canada	47.7	41.0	6.7	16%

Total net revenue	1,150.4	1,002.1	148.3	15%
Operating expenses (excluding variable compensation):
United States of America	882.4	792.7	89.7	11%
Canada	45.3	41.5	3.8	9%

Total operating expenses	927.7	834.2	93.5	11%
Pre-variable income (loss):
United States of America	220.3	168.4	51.9	31%
Canada	2.4	(0.5)	2.9	580%

Total pre-variable income	222.7	167.9	54.8	33%
Variable compensation:
United States of America	103.8	68.9	34.9	51%
Canada	3.3	2.0	1.3	65%

Total variable compensation	107.1	70.9	36.2	51%
Income (loss) before allocation to partners:
United States of America	116.5	99.5	17.0	17%
Canada	(0.9)	(2.5)	1.6	64%

Total income before allocation to partners	$115.6	$97.0	$18.6	19%

Customer assets under care ($ billions):
United States of America
At period end	$543.4	$534.8	$8.6	2%
Average	$560.3	$521.3	$39.0	7%
Canada
At period end	$14.0	$14.3	$(0.3)	-2%
Average	$15.2	$13.8	$1.4	10%
Financial advisors:
United States of America
At period end	11,700	12,052	(352)	-3%
Average	11,703	12,024	(321)	-3%
Canada
At period end	614	673	(59)	-9%
Average	614	678	(64)	-9%

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 15% ($141.6 million) in the third quarter of 2011 from the same period in 2010 primarily due to increases in advisory programs revenue ($76.9 million), trade revenue ($53.7 million), service fees ($15.7 million) and account and activity fees ($9.3 million), partially offset by a decrease in other revenue (loss) ($13.5 million) and money market fees ($4.3 million).

Advisory programs fee revenue increased due to significant growth of average customer assets under care which increased 54% ($22.9 billion) quarter-over-quarter. The increase in trade revenue is primarily due to an increase in customer dollars invested, which increased 13% ($2.6 billion) to $22.0 billion for the third quarter of 2011 from $19.4 billion for the same period in 2010 due to increased customer dollars invested per day as well as the impact of five additional business days in the current quarter. Service fee revenue increased as higher equity market values in the third quarter of 2011, as compared to third quarter 2010, lifted the average asset values on which service fees are earned. Account and activity fees revenue increased primarily due to an increase in revenue received from sub-transfer agent services performed for mutual fund companies due to an increase in the number of sub-transfer agent services accounts. Other revenue (loss) decreased due to a decrease in value in the investments held related to the Partnership’s non-qualified deferred compensation plan. The decrease in money market revenue is primarily due to a decrease in basis points earned as a result of lower fund yields.

Operating expenses (excluding variable compensation) increased 11% ($89.7 million) primarily due to increases in financial advisor compensation ($53.4 million), headquarters and branch salary and fringe benefits ($27.0 million) and payroll and other taxes ($6.9 million). These increases were partially offset by a decrease in financial advisor salary and subsidy expense ($4.8 million). The increase in financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Headquarters and branch salary and fringe benefits expense increased due to wage increases, increases in fringe benefits expense due to higher healthcare costs, an increase in personnel to support increased productivity of the Partnership’s financial advisor network and the impact of one additional week in the current period. Payroll and other taxes increased due to the above noted increase in compensation. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue increased 16% ($6.7 million) in the third quarter of 2011 from the same period in 2010 primarily due to increases in trade revenue ($3.1 million) and asset-based fee revenue ($3.1 million). The increase in trade revenue is primarily due to an increase in customer dollars invested, which increased 10% ($0.1 billion) to $1.1 billion for the third quarter of 2011 from $1.0 billion for the same period in 2010. Asset-based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall market conditions quarter-over-quarter.

Operating expenses (excluding variable compensation) increased 9% ($3.8 million) in the third quarter of 2011 from the same period in 2010 primarily due to a $2.6 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As a result, the pre-variable income (loss) for the Canadian business segment improved from a loss of $0.5 million in third quarter of 2010 to income of $2.4 million in third quarter of 2011, an improvement of $2.9 million.

This improvement to the financial results of the Canadian business segment is due in part to the Partnership’s focus on a plan to accelerate the path to profitability for the Canadian segment (“Canada Plan to Profitability”). The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements, launched throughout 2010. Expense reduction efforts put into place throughout 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts. These initiatives put into place throughout 2010 have improved the financial results of the Canadian business segment for the quarter ended September 30, 2011 as compared to the quarter ended September 24, 2010.

However, the fact that the Partnership has had lower financial advisor recruits and a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

It was announced during the third quarter of 2011 that Gary Reamey, who has led the Canadian business segment since its inception in 1994, has decided to step down as country leader at the end of 2011. Gary will remain with the Partnership as a member of the Executive Committee and a senior partner through 2012, when he has decided to retire after 35 years of service. David Lane will assume responsibility as leader of the Canadian business segment and will join the Management Committee in 2012. David joined the Partnership in 1986 and previously held various leadership roles including responsibility for Canadian Financial Advisor Recruiting, Training and Development.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 24, 2010

During the first nine months of 2011, the Partnership’s results of operations improved compared to the first nine months of 2010 primarily due to increased asset-based fees as a result of the continued investment of customer dollars into advisory programs and an increase in asset values. These improvements are reflected in many of the financial and related metrics used by the Partnership in the evaluation of its business results. These factors also contributed to a changing composition of net revenue. For the nine months ended September 30, 2011, trade revenue and fee revenue comprised 48% and 50% of net revenue, respectively. For the nine months ended September 24, 2010, net revenue was more heavily weighted towards trade revenue than fee revenue, as trade revenue and fee revenue comprised 51% and 46% of net revenue, respectively.

For the nine months ended September 30, 2011, net revenue increased 15% ($438.2 million) to $3.4 billion, which was attributable to increased fee revenue and trade revenue, partially offset by a decrease in other revenue and net interest income. Trade revenue and fee revenue increased by 8% and 25%, respectively, compared to the first nine months of 2010. For further details on these fluctuations, see the discussion in the trade revenue and fee revenue sections below.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses for the nine months ended September 30, 2011 increased 13% period-over-period primarily as a result of increased financial advisor compensation and variable compensation due to the Partnership’s increased revenues and profitability. Income before allocations to partners increased 28% ($79.3 million) to $357.7 million. The Partnership’s profit margin based on income before allocations to partners increased to 10.3% for the nine months ended September 30, 2011 from 9.2% for the nine months ended September 24, 2010.

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the nine months ended September 30, 2011 as compared to the nine months ended September 24, 2010.

Trade Revenue

Trade revenue, which consists of commissions revenue, principal transactions revenue and investment banking revenue, increased 8% ($115.4 million) to $1.6 billion during the nine months ended September 30, 2011 compared to the nine months ended September 24, 2010 primarily due to an increase in customer dollars invested. Total customer dollars invested were $67.7 billion during the nine months ended September 30, 2011, a 6% ($4.0 billion) increase from $63.7 billion for the same period of 2010 due to increased customer dollars invested per day as well as the impact of five additional business days in the current period. A discussion specific to each component of trade revenue follows.

Commissions

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Commissions revenue ($ millions):
Mutual funds	$672.0	$626.9	$45.1	7%
Equities	342.4	283.3	59.1	21%
Insurance	286.7	233.3	53.4	23%

Total commissions revenue	$1,301.1	$1,143.5	$157.6	14%

Related metrics:
Customer dollars invested ($ billions)	$50.1	$44.3	$5.8	13%
Margin per $1,000 invested	$26.00	$25.80	$0.2	1%
U.S. business days	189	184	5	3%

Commissions revenue increased 14% ($157.6 million) in the first nine months of 2011 to $1.3 billion. This increase was primarily due to a 13% ($5.8 billion) increase in customer dollars invested in commission generating transactions due to an increase in customer dollars invested per day as well as the impact of five additional business days in the current period. Customer dollars per day increased as the result of higher trading volume due to increased volatility in the markets. This increased volatility was primarily caused by the debt ceiling crisis, S&P downgrading the U.S. and concerns over European debt. In addition, the Partnership’s communication efforts emphasizing buying opportunities resulted in increased activity in products within commissions revenue.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$162.9	$164.3	$(1.4)	-1%
Corporate bonds	28.8	33.5	(4.7)	-14%
Certificates of deposit	9.7	11.9	(2.2)	-18%
Unit investment trusts	8.5	5.2	3.3	63%
Government bonds	4.9	7.4	(2.5)	-34%
Collateralized mortgage obligations	2.9	5.2	(2.3)	-44%
Net inventory gains	1.9	1.3	0.6	46%

Total principal transactions revenue	$219.6	$228.8	$(9.2)	-4%

Related metrics:
Customer dollars invested ($ billions)	$13.6	$14.6	$(1.0)	-7%
Margin per $1,000 invested	$16.00	$15.60	$0.4	3%
U.S. business days	189	184	5	3%

Principal transactions revenue decreased 4% ($9.2 million) to $219.6 million compared to the first nine months of 2010 primarily attributable to a decrease in customer dollars invested from $14.6 billion to $13.6 billion. This decrease was due to decreased customer dollars invested per day, partially offset by the impact of five additional business days during the current quarter.

Period-over-period, revenue from corporate bonds decreased 14% ($4.7 million), government bonds decreased 34% ($2.5 million), collateralized mortgage obligations decreased 44% ($2.3 million) and certificates of deposit decreased 18% ($2.2 million). Revenue from these products decreased as a result of reduced activity due to the low interest rate environment.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Investment banking revenue ($ millions):
Unit investment trusts	$99.8	$120.6	$(20.8)	-17%
Municipal bonds	14.9	26.1	(11.2)	-43%
Corporate bonds	5.4	2.2	3.2	145%
Government bonds	0.5	4.5	(4.0)	-89%
Equities	0.1	0.3	(0.2)	-67%

Total investment banking revenue	$120.7	$153.7	$(33.0)	-21%

Related metrics:
Customer dollars invested ($ billions)	$4.0	$4.8	$(0.8)	-17%
Margin per $1,000 invested	$30.40	$32.20	$(1.8)	-6%
U.S. business days	189	184	5	3%

Investment banking revenue decreased 21% ($33.0 million) to $120.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 24, 2010, due primarily to a decrease in customer dollars invested. Customer dollars invested decreased 17% ($0.8 billion) to $4.0 billion period-over-period due to a decrease in customer dollars invested per day, partially offset by the impact of five additional business days in the current period.

Unit investment trusts revenue decreased by 17% ($20.8 million) in the first nine months of 2011 resulting from a decreased supply of taxable municipal bonds.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 25% ($342.7 million) to $1.7 billion compared to the nine months ended September 24, 2010. A discussion specific to each component (asset-based and account and activity) of fee revenue follows.

Asset-based

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$623.7	$374.1	$249.6	67%
Service fees	578.9	507.9	71.0	14%
Revenue sharing	97.7	87.1	10.6	12%
Trust fees	17.7	14.3	3.4	24%
Money market fees	7.2	15.8	(8.6)	-54%

Total asset-based fee revenue	$1,325.2	$999.2	$326.0	33%

Related metrics ($ billions):
Average U.S. customer asset values(1):
Mutual fund assets held outside of advisory programs	$309.1	$267.4	$41.7	16%
Advisory programs	62.2	37.5	24.7	66%
Insurance	50.6	43.6	7.0	16%
Money market	17.6	18.9	(1.3)	-7%

Total customer asset values	$439.5	$367.4	$72.1	20%

(1)

Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the nine months ended September 30, 2011 and September 24, 2010.

Compared to the first nine months of 2010, asset-based fee revenue increased 33% ($326.0 million) to $1.3 billion due primarily to continued investment of customer dollars into advisory programs and increases in the average market values of customer assets on which the Partnership receives asset-based fees.

Advisory programs fee revenue was $623.7 million in the first nine months of 2011 as compared to $374.1 million in the first nine months of 2010, an increase of $249.6 million. U.S. customer assets in the advisory programs as of September 30, 2011 and September 24, 2010 were $62.8 billion and $46.4 billion, respectively. The average value of U.S. customer assets in the advisory programs were $62.2 billion in the first nine months of 2011 compared to $37.5 billion in the same period of 2010, and has grown due to continued investment of customer dollars into advisory programs and market appreciation of existing asset values. A majority of customer assets held in the advisory programs were converted from other client investments previously held with the Partnership.

Service fee revenue increased 14%, which is primarily due to increases in the market value of the underlying assets and client activity.

Revenue sharing increased 12% ($10.6 million), to $97.7 million in the first nine months of 2011 as compared to the first nine months of 2010. This increase in revenue is due to an increase in the average asset values on which revenue sharing is based, partially offset by a decrease in rates earned related to certain product partner revenue sharing agreements.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Money market fees decreased 54% ($8.6 million) in the nine months ended September 30, 2011 as compared to the nine months ended September 24, 2010 due primarily to a decrease in basis points earned as a result of lower fund yields and a 7% decrease in the average money market asset values.

Account and Activity

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$215.5	$204.8	$10.7	5%
Retirement account fees	102.8	99.1	3.7	4%
Other account and activity fees	72.8	70.5	2.3	3%

Total account and activity fee revenue	$391.1	$374.4	$16.7	4%

Related metrics (millions):
Average customer accounts:
Sub-transfer agent services(1)	16.8	15.7	1.1	7%
Retirement accounts	3.5	3.3	0.2	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue of $391.1 million increased 4% ($16.7 million) period-over-period. Revenue received from sub-transfer agent services performed for mutual fund companies increased 5% ($10.7 million) to $215.5 million due to an increase in the number of sub-transfer agent services accounts. In addition, retirement account fees increased 4% ($3.7 million) to $102.8 million compared to the first nine months of 2010 due to increases in the number of retirement accounts and termination fees. Other account and activity fees increased 3% ($2.3 million) to $72.8 million due to net increases in various other types of fees including transaction fees, dividend reinvestment fees and other fees.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Nine Months Ended
($ millions)	September 30, 2011	September 24, 2010	$ Change	% Change
Net interest and dividends revenue:
Customer loan interest	$86.0	$82.0	$4.0	5%
Short-term investing interest	5.8	7.1	(1.3)	-18%
Other interest and dividends	5.8	2.8	3.0	107%
Interest expense	(51.5)	(42.7)	(8.8)	-21%

Total net interest and dividends revenue	$46.1	$49.2	$(3.1)	-6%

Related metrics:
Average funds invested	$4,803.2	$3,907.6	$895.6	23%
Average rate earned	0.16%	0.24%	-0.08%	-33%
Average aggregate customer loan balance	$2,207.5	$2,131.8	$75.7	4%
Average rate earned	5.21%	5.26%	-0.05%	-1%
Weighted average $1,000 equivalent limited partnership units outstanding	670,357	457,430	212,927	47%

Net interest and dividends revenue decreased 6% ($3.1 million) to $46.1 million period-over-period due primarily to an increase in interest expense partially offset by increases in interest income.

Interest expense increased 21% ($8.8 million) period-over-period primarily due to additional expense ($12.0 million) for the minimum 7.5% annual return on the limited partnership interests outstanding caused by the limited partnership offering completed in January 2011. Total interest expense related to the minimum 7.5% annual return on limited partnership interests amounted to $37.7 million for the nine months ended September 30, 2011 as compared to $25.7 million for the nine months ended September 24, 2010. This increase was partially offset by a decrease in debt interest expense of $3.4 million (24%), as a result of lower average debt balances outstanding due to debt repayments.

Interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 18% ($1.3 million) due to a decrease in rates earned on these types of investments. The related average funds invested during the nine months ended September 30, 2011 was $4.8 billion, compared to $3.9 billion in the nine months ended September 24, 2010, including $3.8 billion and $2.9 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. customers under SEC Rule 15c3-3 as of September 30, 2011 and September 24, 2010, respectively. The average rate earned on total funds invested decreased to 0.16% during the first nine months of 2011 from 0.24% during the first nine months of 2010. The average rate earned on the segregated funds invested decreased to 0.15% during the first nine months of 2011 from 0.26% during the first nine months of 2010. See the Liquidity and Capital Resources discussion below for additional information.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest income from customer loans increased 5% ($4.0 million) to $86.0 million due to an increase in average aggregate customer loans, which increased 4% ($75.7 million) to $2.2 billion, and the impact of one additional week in the current period on which to earn interest. However, the average rate earned on those customer loan balances decreased to 5.21% during the first nine months of 2011 from 5.26% in the same period of 2010. Collateral held in customer accounts with loan balances decreased 5% ($457.5 million) to $9.2 billion in the nine months ended September 30, 2011 as compared to the same period in 2010. However, collateral held in customer accounts can fluctuate due to market conditions or the withdrawal of securities, provided the customer remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on customer loan balances were less than $100,000 during the first nine months of both 2011 and 2010.

Other interest and dividends revenue increased 107% ($3.0 million) to $5.8 million period-over-period due primarily to $2.2 million of interest income recognized for the interest paid by general partners in connection with partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Other Revenue

Other revenue decreased 77% ($16.8 million) to $5.1 million period-over-period. The decrease between years is primarily attributable to the decrease in value in the investments held related to the Partnership’s non-qualified deferred compensation plan and a decrease in transitional services revenue, resulting from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary, further described in Note 2 to the Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Operating expenses ($ millions):
Compensation and benefits	$2,225.3	$1,898.2	$327.1	17%
Occupancy and equipment	268.2	257.8	10.4	4%
Communications and data processing	217.2	215.2	2.0	1%
Payroll and other taxes	133.9	118.4	15.5	13%
Advertising	39.7	41.6	(1.9)	-5%
Postage and shipping	36.7	38.0	(1.3)	-3%
Clearance fees	9.5	8.6	0.9	10%
Other operating expenses	120.7	114.5	6.2	5%

Total operating expenses	$3,051.2	$2,692.3	$358.9	13%

Related metrics:
Number of branches
At period end	11,416	11,368	48	0%
Average	11,386	11,283	103	1%
Full-time equivalent employees:
Financial advisors:
At period end	12,314	12,725	(411)	-3%
Average	12,383	12,706	(323)	-3%
Branch employees:
At period end	13,314	12,781	533	4%
Average	13,119	12,586	533	4%
Headquarters employees:
At period end	4,916	4,862	54	1%
Average	4,917	4,862	55	1%
Headquarters employees per 100 financial advisors (average)	39.7	38.3	1.4	4%
Branch employees per 100 financial advisors (average)	105.9	99.1	6.8	7%
Average operating expenses per financial advisor(1)	$125,405	$117,008	$8,397	7%

(1)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 13% ($358.9 million) to $3.1 billion compared to the first nine months of 2010 primarily due to increases in compensation and benefits and related payroll taxes.

Total compensation and benefits costs increased 17% ($327.1 million) to $2.2 billion, primarily due to increases in financial advisor compensation and variable compensation.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 18% ($185.1 million). This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 20% ($20.9 million) due to fewer financial advisor hires participating in these compensation programs.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, effective January 2011, the Partnership raised the base pay to better recruit certain financial advisors. However, this remains a challenge for the Partnership, as the number of financial advisors has decreased in the nine months ended 2011 compared to the nine months ended 2010.

Variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and headquarters employees) expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. In the first nine months of 2011, variable compensation increased 58% ($107.8 million), to $292.9 million, as compared to $185.1 million in the first nine months of 2010.

Headquarters salary and fringe benefit expense increased 7% ($17.9 million) to $269.9 million and branch salary and fringe benefit expense increased 11% ($36.5 million) to $377.0 million in the nine months ended September 30, 2011 primarily due to wage increases, increases in fringe benefits expense caused by increased healthcare costs, an increase in personnel to support increased productivity of the Partnership’s financial advisor network and the impact of one additional week in the current period. On a full-time equivalent (“FTE”) basis, the Partnership had 4,916 headquarters employees and 13,314 branch employees as of September 30, 2011, compared to 4,862 headquarters employees and 12,781 branch employees as of September 24, 2010.

The remaining operating expenses increased 4% ($31.8 million) primarily due to increased payroll taxes due to the above noted increase in compensation and an increase in occupancy and equipment costs primarily due to increased rent expense.

The Partnership uses the ratios of the number of headquarters employees to the number of financial advisors, the number of branch employees to financial advisors and average operating expenses per financial advisor as key metrics in managing its costs. In the first nine months of 2011, there were an average of 39.7 headquarters employees and 105.9 branch employees for each 100 financial advisors, compared to an average of 38.3 headquarters employees and 99.1 branch employees for each 100 financial advisors in the same period of 2010. The increase in the average headquarters employees for each 100 financial advisor ratio is primarily the result of the decrease in the number of financial advisors period-over-period as well as an increase in headquarters employees. The Partnership does not anticipate growth in the number of financial advisors by December 31, 2011, which could result in growing headquarters compensation costs at a faster rate than financial advisors. The increase in average branch employees for each 100 financial advisor ratio quarter-over-quarter is due to growth in branch employees at a higher rate than the growth in financial advisors. This is the result of more branches in the current quarter with increased branch employee hours to support the financial advisor. The 7% increase in average operating expenses per financial advisor is primarily due to increases in headquarters employees’ wages and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Nine Months Ended
	September 30, 2011	September 24, 2010	$ Change	% Change
Net revenue:
United States of America	$3,266.7	$2,844.8	$421.9	15%
Canada	142.2	125.9	16.3	13%

Total net revenue	3,408.9	2,970.7	438.2	15%
Operating expenses (excluding variable compensation):
United States of America	2,620.0	2,374.7	245.3	10%
Canada	138.3	132.4	5.9	4%

Total operating expenses	2,758.3	2,507.1	251.2	10%
Pre-variable income (loss):
United States of America	646.7	470.1	176.6	38%
Canada	3.9	(6.5)	10.4	160%

Total pre-variable income	650.6	463.6	187.0	40%
Variable compensation:
United States of America	283.6	179.0	104.6	58%
Canada	9.3	6.2	3.1	50%

Total variable compensation	292.9	185.2	107.7	58%
Income (loss) before allocation to partners:
United States of America	363.1	291.1	72.0	25%
Canada	(5.4)	(12.7)	7.3	57%

Total income before allocation to partners	$357.7	$278.4	$79.3	28%

Customer assets under care ($ billions):
United States of America
At period end	$543.4	$534.8	$8.6	2%
Average	$572.4	$512.9	$59.5	12%
Canada
At period end	$14.0	$14.3	$(0.3)	-2%
Average	$15.9	$13.6	$2.3	17%
Financial advisors:
United States of America
At period end	11,700	12,052	(352)	-3%
Average	11,765	12,017	(252)	-2%
Canada
At period end	614	673	(59)	-9%
Average	619	689	(70)	-10%

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 15% ($421.9 million) in the first nine months of 2011 from the same period in 2010 primarily due to increases in advisory programs revenue ($248.4 million), trade revenue ($105.9 million), service fees ($63.8 million) and account and activity fees ($14.3 million), partially offset by a decrease in other revenue ($11.5 million), money market fees ($8.6 million) and net interest income ($4.3 million).

Advisory programs fee revenue increased due to significant growth of average customer assets under care which increased 66% ($24.7 billion) in the nine months ended September 30, 2011 compared to the nine months ended September 24, 2010. The increase in trade revenue is primarily due to a 6% ($3.7 billion) increase in customer dollars invested to $64.4 billion for the first nine months of 2011 from $60.7 billion for the same period in 2010 due to increased customer dollars invested per day as well as the impact of five additional business days in the current period. Service fee revenue increased as higher equity market values in 2011 lifted the average asset values on which service fees are earned. Account and activity fees revenue increased primarily due to an increase in revenue received from sub-transfer agent services performed for mutual fund companies due to an increase in the number of sub-transfer agent services accounts. The decrease in other revenue is primarily attributable to the decrease in value in the investments held related to the Partnership’s non-qualified deferred compensation plan and a decrease in transitional services revenue. The decrease in money market revenue is due primarily to a decrease in basis points earned as a result of lower fund yields. Net interest income decreased due primarily to an increase in interest expense partially offset by increases in interest income. Interest expense increased as a result of increased minimum 7.5% annual return on the additional limited partnership interests outstanding in 2011 as compared to 2010 due to the limited partnership offering completed January 2011. This increase in interest expense was partially offset by a decrease in debt interest expense as a result of debt repayments. Interest income increased due to an increase in the average aggregate customer loan balance, partially offset by a decrease in the average rate earned on those customer loan balances.

Operating expenses (excluding variable compensation) increased 10% ($245.3 million) primarily due to increases in financial advisor compensation ($177.0 million), headquarters and branch salary and fringe benefits ($52.8 million) and payroll and other taxes ($15.0 million). These increases were partially offset by a decrease in financial advisor salary and subsidy expense ($18.7 million). The increases in financial advisor compensation and payroll and other taxes were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Headquarters and branch salary and fringe benefits expense increased due to wage increases, increases in fringe benefits expense caused by higher healthcare costs, increased personnel to support increased productivity of the Partnership’s financial advisor network and the impact of one additional week in the current period. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Canada

Net revenue increased 13% ($16.3 million) period-over-period primarily due to increases in trade revenue ($9.4 million) and asset-based fee revenue ($8.5 million). These increases were partially offset by a decrease in other revenue ($5.2 million). Trade revenue increased due to higher customer dollars invested, which increased 10% ($0.3 million), from $3.0 billion in the first nine months of 2010 to $3.3 billion in the first nine months of 2011. Asset-based fee revenue has increased due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions period-over-period. Other revenue primarily decreased due to a $6.3 million decrease in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

Operating expenses (excluding variable compensation) increased 4% ($5.9 million) in the first nine months of 2011 compared to 2010 primarily due to an $8.0 million increase in financial advisor compensation resulting from an increase in revenue on which commissions are paid. This increase was partially offset by a decrease in financial advisor salary and subsidy ($2.1 million), which decreased due to fewer financial advisor hires participating in these compensation programs.

As a result, the pre-variable income (loss) for the Canadian business segment improved from a loss of $6.5 million in the first nine months of 2010 to income of $3.9 million in the first nine months of 2011, an improvement of 160% ($10.4 million).

This improvement to the financial results of the Canadian business segment is due in part to the Partnership’s focus on the Canada Plan to Profitability. The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements, launched throughout 2010. Expense reduction efforts put into place throughout 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts. These initiatives put into place throughout 2010 have improved the financial results of the Canadian business segment for the period ended September 30, 2011 as compared to the period ended September 24, 2010.

However, the fact that the Partnership has had lower financial advisor recruits and a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

It was announced during the third quarter of 2011 that Gary Reamey, who has led the Canadian business segment since its inception in 1994, has decided to step down as country leader at the end of 2011. Gary will remain with the Partnership as a member of the Executive Committee and a senior partner through 2012, when he has decided to retire after 35 years of service. David Lane will assume responsibility as leader of the Canadian business segment and will join the Management Committee in 2012. David joined the Partnership in 1986 and previously held various leadership roles including responsibility for Canadian Financial Advisor Recruiting, Training and Development.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

REGULATORY REFORM

Financial Services Regulatory Reform. The SEC is responsible for implementing a series of regulatory initiatives under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Among numerous other provisions, Section 913 of Dodd-Frank Act directed the SEC to study existing practices in the industry and grants the SEC discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail customers and such other customers as the SEC provides by rule. On January 21, 2011, the SEC issued a study as a result of the Dodd-Frank Act with a recommendation that there should be a uniform standard of conduct for broker-dealers and investment advisers. To date, the SEC has not yet issued any rules in connection with the study and the Partnership cannot predict if or when any changes in such rules will be passed or the effect of any such changes. For further discussion of this Act, see “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors section in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Healthcare Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years. However, the Partnership has performed an initial evaluation of the impact of the increase in dependent eligibility and related premiums to employees and has determined that this element of the reform did not have a material impact on the Partnership’s Consolidated Financial Statements for 2011 and is not expected to have a material impact on the Partnership’s Consolidated Financial Statements for 2012. The impact of this element on the Partnership for years beyond 2012 is not yet able to be determined.

Rule 12b-1 Fees. The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include “Rule 12b-1 fees” and expense reimbursements.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Rule 12b-1 allows a mutual fund to pay distribution and marketing expenses out of the funds assets. The SEC currently does not limit the size of Rule 12b-1 fees that funds may pay. FINRA does impose such limitations. However, on July 21, 2010 the SEC proposed reform of Rule 12b-1 under the Investment Company Act of 1940 (“ICA”). The proposal includes: rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee. Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or not enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results, related to this proposed reform of Rule 12b-1.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 70% of its total revenue from sales and services related to mutual fund and annuity products in both the three months and nine months ended September 30, 2011, and 66% in both the three months and nine months ended September 24, 2010. In addition, the Partnership derived from one mutual fund vendor 18% and 20% of its total revenue for the three months and nine months ended September 30, 2011, respectively, and 20% and 22% for the three months and nine months ended September 24, 2010, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership completed a limited partnership offering on January 3, 2011 with $223.9 million limited partner capital accepted. The Partnership is using the proceeds of the limited partnership offering for working capital and general corporate purposes, as needed. For further information on the 2011 limited partnership offering, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Partnership’s capital subject to mandatory redemption at September 30, 2011, net of reserve for anticipated withdrawals, was $1.7 billion, an increase of $250.4 million from December 31, 2010, which includes the proceeds of the limited partnership offering discussed above. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($61.7 million) and the issuance of limited partner, subordinated limited partner and general partner interests ($223.6 million, $34.2 million and $103.7 million, respectively), offset by redemption of limited partner, subordinated limited partner and general partner interests ($9.8 million, $1.4 million and $75.2 million, respectively) and partnership loans outstanding ($86.4 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 23% of income allocated to general partners. Beginning in 2011, the Partnership decreased the amount of retention to approximately 23% from 28% of net income allocated to general partners. If individual income tax rates increase, the Partnership may, in the future, decrease the percentage of retained net income further. During the nine months ended September 30, 2011 and September 24, 2010, the Partnership retained 23.0% and 27.6%, respectively, of income allocated to general partners.

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

Any purchases of partnership interests financed through banks are unsecured bank loan agreements and are between the individual and the bank. The bank loans of the individual general and subordinated limited partners, obtained for new general or subordinated limited partner capital purchases prior to 2011, are one year term loans due on February 24, 2012, which are subject to annual renewal and have no required principal payments prior to maturity. The current bank loans of the individual limited partners are primarily due on January 2, 2014 and also have no required principal payments prior to that time. The Partnership does not guarantee these bank loans nor can the individual general, subordinated limited or limited partners pledge their partnership interest as collateral for the bank loan.

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

	As of September 30, 2011
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$665,097	$254,744	$913,677	$1,833,518

Partnership capital owned by partners with individual loans	$420,752	$425	$411,501	$832,678

Partnership capital owned by partners with individual loans as a percent of total partnership capital	63.3%	0.2%	45.0%	45.4%
Individual loans:
Individual bank loans	$123,317	$191	$76,018	$199,526
Individual partnership loans	—	—	86,410	86,410

Total individual loans	$123,317	$191	$162,428	$285,936

Individual loans as a percent of total partnership capital	18.5%	0.1%	17.8%	15.6%
Individual loans as a percent of partnership capital owned by partners with individual loans	29.3%	44.9%	39.5%	34.3%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

($ in thousands)	September 30, 2011	December 31, 2010
Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000
Uncommitted credit facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320.0 million committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was intended to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395 million committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day-advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same-day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.2 billion plus 50% of subsequent issuances of partnership capital. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

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

Actual borrowing availability on the secured lines is based on customer margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of September 30, 2011 and December 31, 2010. In addition, the Partnership did not have any draws against these lines of credits during the nine months ended September 30, 2011. The Partnership had two overnight draws against these lines of credit during the nine months ended September 24, 2010 averaging $77.0 million, with the highest overnight draw being $114.0 million.

The following table shows the activity for the Partnership’s long-term debt agreements during the nine months ended September 30, 2011:

($ in thousands)	December 31, 2010	Borrowings	Payments	September 30, 2011
Activity during period:
2002 Fixed Rate Mortgage	$7,427	$—	$(689)	$6,738
2009 Office Equipment Note Payable	23,694	—	(5,000)	18,694
2009 Fixed Rate Mortgage	35,276	—	(35,276)	—

Total long-term debt	$66,397	$—	$(40,965)	$25,432

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment. The Partnership has borrowed the entire $30.0 million under this financing agreement and each borrowing will be repaid over a term of 48 months at a rate of 315 basis points (3.15%) in excess of the one-month LIBOR rate and is secured by the equipment being financed. On November 1, 2011, the Partnership re-paid the outstanding principal and accrued interest on this financing agreement, which was prior to the final maturity date of October 1, 2014. The final payment of $18.3 million terminated the 2009 Office Equipment Note Payable.

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a headquarters building and related parking garage located on its St. Louis, Missouri, north campus location. On June 6, 2011, the Partnership re-paid the outstanding principal and accrued interest of $34.6 million on the fixed rate mortgage, which was prior to the final maturity date of December 22, 2012. This final payment terminated the 2009 Fixed Rate Mortgage.

In 2002, the Partnership entered into a $13.1 million fixed rate mortgage on a headquarters building located on its Tempe, Arizona campus location, which has monthly principal and interest payments ending June 1, 2017. The note payable is collateralized by the related building.

In June 2011, the Partnership paid an annual scheduled installment on its 7.33% capital notes in the amount of $50 million. In August 2011, the Partnership paid the final annual scheduled installment on its 7.79% capital notes in the amount of $3.7 million. These notes are classified as liabilities subordinated to claims of general creditors on the Partnership’s Consolidated Statements of Financial Condition.

As of September 30, 2011, the Partnership is in compliance with all covenants related to the previously mentioned debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of September 30, 2011, the Partnership had $854.1 million in cash and cash equivalents and $413.2 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.3 billion of Partnership liquidity as of September 30, 2011, a 30% ($0.3 billion) increase from $1.0 billion at December 31, 2010. In addition, the Partnership also had $4.1 billion and $3.6 billion in cash and investments segregated under federal regulations as of September 30, 2011 and December 31, 2010, respectively, which was not available for general use.

During the first nine months of 2011, cash and cash equivalents of $854.1 million increased $766.5 million from $87.6 million as of December 31, 2010. This is primarily a result of the Partnership electing to leave more funds in cash and cash equivalents, that otherwise would have been invested in securities purchased under agreements to resell, due to the unlimited deposit insurance coverage currently being offered (under the Dodd-Frank Act) for non-interest bearing accounts at Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions through December 31, 2012. In some cases, the banks will offer a credit for these uninvested cash balances that can be used to offset other bank fees, which is reflected as a reduction to other operating expenses in the Partnership’s Consolidated Statements of Income.

Cash provided by operating activities was $1.0 billion for the nine months ended September 30, 2011. The primary sources of cash provided by operating activities include income before allocations to partners ($357.7 million) adjusted for depreciation expense ($68.3 million) and a net decrease in assets ($78.0 million) and a net increase in liabilities ($526.4 million). During the first nine months of 2011, cash used in investing activities was $42.8 million consisting of capital expenditures supporting the growth of the Partnership’s operations. During the first nine months of 2011, cash used in financing activities was $221.0 million, consisting primarily of partnership withdrawals and distributions ($315.0 million), redemption of partnership interests ($86.4 million) and repayment of debt ($94.7 million), partially offset by issuance of partnership interests ($270.6 million) and repayment of general partnership loans ($4.5 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from customer transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. As of September 30, 2011, Edward Jones’ net capital of $723.1 million was 33.5% of aggregate debit items and its net capital in excess of the minimum required was $679.9 million. Net capital as a percentage of aggregate debit items after anticipated withdrawals was also 33.5%. Net capital and the related capital percentage may fluctuate on a daily basis. As of September 30, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $46.8 million was $43.3 million in excess of the capital that IIROC requires to be held. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Asset-Based Fees. Due to the timing of receipt of information, the Partnership must use estimates in recording the accruals related to certain asset-based fees. These accruals are based on historical trends and are adjusted to reflect market conditions for the period covered. Additional adjustments, if needed, are recorded in subsequent periods.

Legal Reserves. The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 8 to the Consolidated Financial Statements and Part II, Item 1 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from customers on margin balances and short-term investments, which averaged $2.2 billion and $4.8 billion for the nine months ended September 30, 2011, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to customers and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $53 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $7 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: customer receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 16 basis points (0.16%) in the first nine months of 2011, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its customer margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones customers, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive customer yield on the funds. This reduction of fees reduced the Partnership’s revenue by a total of $67.8 million for the nine months ended September 30, 2011 and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive customer yield, the Partnership’s revenue could increase annually by approximately $90 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2011.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the periods ended March 25, 2011 and June 24, 2011:

Lehman Brothers. As has been previously disclosed, in 2008, certain putative class action suits were filed in state and federal court under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against certain officers and directors of Lehman Brothers Holdings, Inc. and various underwriters, including Edward Jones, of Lehman bonds, alleging that the defendants made material misrepresentations to purchasers of those bonds in the relevant offering documents. These suits were ultimately removed and/or transferred to the Southern District of New York (“SDNY”) for coordinated or consolidated pretrial proceedings with similar actions pending in that court, and a single consolidated class action (the “Consolidated Class Action”) complaint was filed by court-appointed lead plaintiffs. On July 27, 2011, Judge Kaplan granted in part and denied in part a motion by the various defendants to dismiss the operative Third Amended Complaint in the Consolidated Class Action. Subsequently, various underwriter defendants, including Edward Jones, settled in principle the class action claims as against them. A settlement agreement will be submitted to the Court for approval. The pending settlement amount is not expected to have a material adverse effect on the consolidated financial condition of the Partnership.

In addition to the Consolidated Class Action, several individual proceedings related to Lehman securities have been pending in the SDNY and have been coordinated for pre-trial proceedings with the Consolidated Class Action. Per order of the court, such proceedings had been stayed until after Judge Kaplan’s ruling on the class action motions to dismiss. Although none of these complaints had previously named Edward Jones, on October 7, 2011, an individual plaintiff in one of these proceedings amended its complaint to assert Section 11 claims for the first time as against Edward Jones and certain other alleged underwriters related to three offerings of Lehman Bonds in January and February 2008. The plaintiff in this action seeks unspecified compensatory damages, attorneys’ fees, costs and expenses. The plaintiff’s total purchases in these offerings (one of which is also at issue in the Consolidated Class Action) amount to $3 million, but the plaintiff did not make any of these purchases through Edward Jones. Edward Jones has not yet been served with the amended complaint.

FINRA Municipal Bond Matter. In early 2010, FINRA began investigating ten identified municipal bond transactions that occurred from January 1, 2008 to March 31, 2008. In May 2011, FINRA asked Edward Jones whether it wished to submit a written submission in connection with the pricing of the bonds, and Edward Jones furnished a written submission to FINRA.

Missouri Investigation. The State of Missouri launched an investigation into the activities of a former financial advisor for allegedly misappropriating customer funds. Edward Jones terminated the financial advisor, who has plead guilty to criminal charges. Edward Jones identified the customers involved and paid restitution totaling approximately $750,000 to those individuals. State of Missouri investigation is still pending.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2010.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number		Description

3.1	*	Eighteenth Amended and Restated Agreement of Registered Limited Liability
Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated
November 26, 2010.

3.2	*	Eighth Amendment of Seventeenth Restated Certificate of Limited Partnership
of The Jones Financial Companies, L.L.L.P., dated as of September 16, 2011, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

3.3	*	Eleventh Amended and Restated Agreement of Limited Partnership Agreement
of Edward D. Jones & Co., L.P., dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended
December 31, 2009.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.

**	Filed herewith.

***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle Managing Partner (Principal Executive Officer) November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 14, 2011
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2011
Kevin D. Bastien