Form 10-K
period 2011-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2012-03-30
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 24, 2012, 660,508 units of limited partnership interests, each representing $1,000 of limited partner capital, are outstanding (“Units”). There is no public or private market for such Units.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1.	BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Uniform Limited Partnership Law of the State of Missouri Revised Statutes. Unless expressly stated, or the context otherwise requires, the terms “Registrant” and “Partnership” refer to JFC and all of its consolidated subsidiaries. The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized on February 20, 1941 and reorganized as a limited partnership on May 23, 1969. JFC was organized on June 5, 1987 and, along with Edward Jones, was reorganized on August 28, 1987.

As of December 31, 2011, the Partnership operates in two geographic operating segments, the United States of America (“U.S.”) and Canada. Edward Jones is comprised of a U.S. registered broker-dealer and (through a subsidiary) a Canadian registered broker-dealer and primarily serves individual investors. As the ultimate parent company of Edward Jones, JFC is a holding company. Edward Jones primarily derives its revenue from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by, and account services provided to, its clients. Edward Jones primarily conducts business with its clients, various brokers, dealers, clearing organizations, depositories and banks in the U.S. and in Canada. For financial information related to these two operating segments for the years ended December 31, 2011, 2010 and 2009, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements.

PART I

Item	1. Business, continued

ORGANIZATIONAL STRUCTURE

At December 31, 2011, the Partnership was organized as follows:

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.

During 2009, Edward Jones sold 100% of the issued and outstanding shares of its subsidiary, Edward Jones Limited (“EDJ Limited”), a United Kingdom (“U.K.”) private limited company engaged in the retail financial services business in the U.K.

PART I

Item	1. Business, continued

Branch Office Network. The Partnership primarily serves individual long-term investors in small to medium-size towns and metropolitan suburbs through its extensive network of branch offices. The Partnership operated 11,390 branch offices as of February 24, 2012, primarily staffed by a single financial advisor and a branch office administrator. Of this total, the Partnership operated 10,841 offices in the U.S. (located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs) and 549 offices in Canada.

Governance. Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that apply to many U.S. Securities and Exchange Commission (“SEC”) reporting companies do not apply to it. Under the terms of the Partnership’s Eighteenth Amended and Restated Partnership Agreement (“the Partnership Agreement”), the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling the management and conduct of the Partnership’s business, and has the power to admit and dismiss general partners of JFC and to adjust the proportion of their respective interests in JFC. As of February 24, 2012, JFC was composed of 362 general partners, 14,416 limited partners and 280 subordinated limited partners. See Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source. The following table sets forth on a continuing operations basis, for the past three years, the sources of the Partnership’s revenues. Due to the interdependence of the activities and departments of the Partnership’s investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations. Further information on revenue related to the Partnership’s reportable segments is provided in Note 17 to the Consolidated Financial Statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands)	2011		2010		2009
Asset-based fees	$1,776,883	39%	$1,397,333	33%	$967,386	28%
Commissions
Mutual funds	866,005	19%	856,020	21%	766,192	21%
Listed securities	392,743	9%	338,605	8%	281,549	8%
Insurance	385,184	8%	326,698	8%	271,605	8%
Over-the-counter securities	54,755	1%	54,529	1%	41,581	1%

Total commissions	1,698,687	37%	1,575,852	38%	1,360,927	38%
Account and activity fees	522,898	11%	503,264	12%	489,605	14%
Principal transactions	284,231	6%	320,777	8%	398,108	11%
Investment banking	153,100	3%	208,615	5%	183,797	5%
Interest and dividends	130,150	3%	126,769	3%	112,637	3%
Other revenue	11,553	1%	30,489	1%	35,558	1%

Total revenue	$4,577,502	100%	$4,163,099	100%	$3,548,018	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered through Edward Jones Advisory Solutions (“Advisory Solutions”), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program (“Portfolio Program”). Advisory Solutions and MAP are both registered as an investment advisory program with the SEC under the Investment Advisers Act of 1940.

PART I

Item	1. Business, continued

Portfolio Program is not required to be registered under this act as services from this program are only offered in Canada. Advisory Solutions provides investment advisory services to its clients for a monthly fee based upon the average value of their assets in the program, and consists of a Partnership managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds. For this program, the client must elect either a research or a custom type account model. If the client elects a research type model, the Partnership assumes full investment discretion on the accounts, which will be one of 60 different research models (including Unified Managed Accounts) developed and managed by Edward Jones’ Mutual Fund Research department. If the client elects to build a custom type model, the Partnership assumes limited investment discretion on the accounts developed by the client and his or her financial advisor.

MAP and Portfolio Program offer investment advisory services to clients, for a monthly fee based upon the average value of assets in the program, by using independent investment managers rather than Edward Jones’ Mutual Fund Research department.

In addition to the advisory programs mentioned above, the Partnership also earns asset-based fees from the trust and investment management services offered to its clients through Edward Jones Trust Company (“EJTC”).

The Partnership also earns service fees on most of its clients’ assets which are held by mutual fund companies and insurance companies. The fees generally range from 15 to 25 basis points (0.15% to 0.25%) of the value of the client assets so held.

In addition, the Partnership earns revenue sharing from certain mutual fund and insurance vendors. In most cases, this is additional compensation paid by investment advisers or distributors based on a percentage of average vendor assets held by the Partnership’s clients, on those products covered under the revenue sharing agreements. Revenue sharing agreements that provide for a fixed annual payment are also included in asset-based fees.

The Partnership does not manage any mutual funds, although it is a 49.5% limited partner of Passport Research, Ltd., the investment adviser to certain money market funds made available to the Partnership’s clients. Revenue from this source is primarily based on client assets in the funds. However, due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on funds. For further information on this reduction of fees, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Commissions

Commissions revenue is primarily comprised of charges to clients for the purchase or sale of securities, mutual fund shares and insurance products. The following briefly describes the Partnership’s sources of commissions revenue.

Mutual Funds. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealer’s discount which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of each fund’s prospectus and the amount of the purchase.

PART I

Item	1. Business, continued

Listed Securities Transactions. The Partnership receives a commission when it acts as an agent for a client in the purchase or sale of listed securities. These securities include common and preferred stocks and debt securities traded on and off the securities exchanges. The commission is based on the value of the securities purchased or sold.

Insurance. The Partnership sells life insurance, long-term care insurance, disability insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its clients through its financial advisors who hold insurance sales licenses. As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the policies.

Over-the-Counter Securities Transactions. Partnership activities in unlisted (over-the-counter) securities transactions are similar to its activities as a broker in listed securities. In connection with client orders to buy or sell securities, the Partnership charges a commission for agency transactions.

Account and Activity Fees

Revenue sources include sub-transfer agent accounting services fees, Individual Retirement Account (“IRA”) custodial services fees, and other product fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services, including maintaining client account information and providing other administrative services for the mutual funds. Also, the Partnership acts as the custodian for clients’ IRA accounts and the clients are charged an annual fee for this service. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors where the vendors pay additional compensation to the Partnership based on a percentage of current year sales by the Partnership of products supplied by these vendors. The Partnership receives revenue from offering mortgage loans to its clients through a joint venture and through a co-branded credit card with a major credit card company. In addition, the Partnership earns transaction fee revenue relating to client purchases and sales of securities.

Principal Transactions

The Partnership makes a market in over-the-counter corporate securities, municipal obligations, government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit. The Partnership’s market-making activities are conducted with other dealers in the “wholesale” and “retail” markets where the Partnership acts as a dealer buying from and selling to its clients. In making markets in securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions. The Partnership maintains securities positions in inventory solely to support its business of buying securities from and selling securities to its retail clients and does not seek to profit by engaging in proprietary trading for its own account.

Investment Banking

Investment banking revenue is primarily derived from the Partnership’s distribution of U.S. government obligations and unit investment trusts on behalf of issuers, as well as underwriting of corporate securities and municipal obligations. The Partnership’s investment banking activities are performed primarily by its Syndicate and Investment Banking departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities, either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities.

PART I

Item	1. Business, continued

The distributions of corporate and municipal securities are, in most cases, underwritten by a group or syndicate of underwriters. Each underwriter has a participation in the offering.

Unlike many larger firms against which the Partnership competes, the Partnership historically has not, and does not presently engage in other investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to entities.

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

Interest and Dividends

Interest and dividends revenue is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans for general partnership interests, inventory securities and investment securities. Loans secured by securities held in client margin accounts provide a source of income to the Partnership. The Partnership is permitted to use securities owned by margin clients having an aggregate market value generally up to 140% of the debit balance in margin accounts as collateral for the borrowings. The Partnership may also use funds provided by free credit balances in client accounts to finance client margin account borrowings.

The Partnership is exposed to market risk for changes in interest rates and market prices on its inventory and investment securities. The Partnership’s interest income is impacted by the level of interest rates it charges its clients, the interest rate earned on overnight investments and the level of clients’ loan balances and credit balances.

PART I

Item	1. Business, continued

Significant Revenue Source

As of December 31, 2011, the Partnership distributed mutual funds for approximately 75 mutual fund sponsors, including American Funds Distributors, Inc. which represents 19% of the Partnership’s total revenue for the year ended December 31, 2011. This revenue consisted of commissions, asset-based fees and account and activity fees, which are described above. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

BUSINESS OPERATIONS

Research Department. The Partnership maintains a Research department to provide specific investment recommendations and market information for clients. The department supplements its own research with the services of an independent research service. In addition, the Research department provides recommendations for asset allocation, portfolio rebalancing and investment selections for Advisory Solutions client accounts.

Client Account Administration and Operations. Employees in the Operations division are responsible for activities relating to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification, and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, custody of client securities and the handling of margin accounts. The Partnership processes substantially all of its own transactions.

To expedite the processing of orders, the Partnership’s branch office system is linked to the home office through an extensive communications network. Orders for securities are generally captured at the branch electronically, routed to the home office and forwarded to the appropriate market for execution. The Partnership’s processing of paperwork following the execution of a security transaction is generally automated.

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes. The Partnership records transactions and posts its books on a daily basis. The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various client account information, and cash and security receipts functions. Home office personnel, including operations and compliance personnel, monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations (“SROs”).

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates. The Partnership also uses a major bank for custody and settlement of treasury securities and Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) issues.

PART I

Item	1. Business, continued

The Partnership is substantially dependent upon the operational capacity and ability of NSCC, DTC, FICC, and Canadian Depository of Securities (“CDS”). Any serious delays in the processing of securities transactions encountered by these clearing and depository companies may result in delays of delivery of cash or securities to the Partnership’s clients.

Broadridge Financial Solutions, Inc. (“Broadridge”), along with its U.S. business, Securities Processing Solutions, U.S., and its international business, Securities Processing Solutions, International, provide automated data processing services for client account activity and related records for the Partnership in the U.S. and Canada, respectively. The Partnership does not employ its own floor brokers for transactions on exchanges. The Partnership has arrangements with other brokers to execute the Partnership’s transactions in return for a commission based on the size and type of trade. If, for any reason, any of the Partnership’s clearing, settling or executing agents were to fail, the Partnership and its clients would be subject to possible loss. To the extent that the Partnership would not be able to meet the obligations to the clients, such clients might experience delays in obtaining the protections afforded them.

The Canadian broker-dealer has an agreement with Broadridge to provide the securities processing systems, as well as an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by clients in their retirement accounts. The Canadian broker-dealer is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting and statements.

The Canadian broker-dealer handles the routing and settlement of client transactions. In addition, the Canadian broker-dealer is a member of CDS and FundServ for clearing and settlement of transactions. CDS effects clearing of securities on the Canadian National Stock Exchange (“CNQ”), Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”). Client securities on deposit are also held with CDS and National Bank Correspondent Network (“NBCN”).

The Partnership believes that its internal controls and safeguards concerning the risks of securities thefts are adequate. The possibility of securities thefts is an industry-wide risk. The Partnership has not had, to date, significant problems with such thefts. The Partnership maintains fidelity bonding insurance which, in the opinion of management, provides adequate coverage.

Employees. In contrast to some other broker-dealers, the Partnership’s financial advisors are employees (or general partners of the Partnership) and are not independent contractors. As of February 24, 2012, the Partnership had approximately 37,000 full and part-time employees, including its 12,169 financial advisors. The Partnership’s financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management.

U.S. employees of the Partnership are bonded under a blanket policy as required by New York Stock Exchange (“NYSE”) rules. The per occurrence coverage limit for U.S. employees is $5.0 million, subject to a $2.0 million deductible provision. In addition, there is excess coverage with an annual aggregate amount of $45.0 million. Canadian employees of the Partnership are bonded under a blanket policy as required by the Investment Industry Regulation Organization of Canada (“IIROC”). The annual aggregate amount of coverage for Canadian employees is CAD $25.0 million, subject to a CAD $0.05 million deductible provision per occurrence.

PART I

Item	1. Business, continued

The Partnership maintains an initial training program for prospective financial advisors that spans nearly four months which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office. During the first phase, U.S. trainees spend nearly two months studying Series 7 and Series 66 examination materials and taking the examinations. In Canada, financial advisors have the requisite examinations completed prior to being hired. After passing the requisite examinations, trainees spend one week in a comprehensive training program in one of the Partnership’s home office training facilities, followed by seven weeks of on-the-job training in their market and in a nearby branch location. This training includes reviewing investments, compliance requirements, office procedures, and understanding client needs, as well as establishing a base of potential clients. One final week is then spent in a home office training facility to complete the initial training program. Five months later, the financial advisor attends an additional training class in a home office location, and subsequently, the Partnership offers periodic continuing training to its experienced financial advisors for the entirety of their career. Training programs for the more experienced financial advisors focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients. With minor exceptions, clients are free to transfer their business to competing organizations at any time, although a fee may be charged to do so. There is intense competition among firms for financial advisors. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes that its rate of turnover of financial advisors is not higher than that of other comparable firms.

REGULATION

Broker-Dealer and Investment Adviser Regulation

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of client funds and securities, client payment and margin requirements, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees.

The SEC is the federal agency responsible for the administration of the U.S. securities laws. Its mission is to protect investors, maintain fair, orderly and efficient markets and facilitate capital formation. Edward Jones is registered as a broker-dealer and investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated to SROs, principally the Financial Industry Regulation Authority, Inc. (“FINRA”). FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

PART I

Item	1. Business, continued

Securities firms are also subject to regulation by state securities commissions in those states in which they conduct business. Edward Jones is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Edward Jones has in the past been, and may in the future be, the subject of regulatory actions by various agencies that have the authority to regulate its activities (see Item 3 – Legal Proceedings for more information).

As an investment dealer in all provinces and territories of Canada, the Canadian broker-dealer is subject to provincial, territorial and federal laws. All provinces and territorial jurisdictions have established securities administrators to fulfill the administration of securities laws. The Canadian broker-dealer is also subject to the regulation of the Canadian SRO, IIROC, which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada. IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canadian debt and equity marketplaces.

Pursuant to U.S. federal law, Edward Jones belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing securities, including a maximum of $250,000 for cash claims. Pursuant to IIROC requirements, the Canadian broker-dealer belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF limits coverage to CAD $1,000,000 in total, which can be any combination of securities and cash.

The Partnership currently maintains additional protection for U.S. clients provided by Underwriters at Lloyd’s. The additional protection contract provided by Underwriters at Lloyd’s protects clients’ accounts in excess of the SIPC coverage subject to specified limits. This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of client securities up to an aggregate limit of $900 million for covered claims of all U.S. clients of Edward Jones. Market losses are not covered by SIPC or the additional protection.

In addition, Edward Jones is subject to the rules and regulations of the Investment Advisers Act of 1940, which require investment advisers to register with the SEC. The Investment Advisers Act’s rules and regulations govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct.

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

PART I

Item	1. Business, continued

advice about securities to retail clients and such other clients as the SEC provides by rule. The SEC may engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisers. FINRA or other regulatory authorities may also issue rules related to the Dodd–Frank Act, but it is unclear at this time what impact such rulemaking activities will have on the Partnership or its operations.

Trust Regulation of EJTC and Regulation of JFC as EJTC’s Parent

Pursuant to the Dodd-Frank Act, effective July 21, 2011 authority for the supervision and regulation of EJTC was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”). As of the same date, responsibility for the supervision and regulation of JFC, based on its status as a savings and loan holding company (“SLHC”) (which such status is the result of its 100% ownership of EJTC), was transferred from the OTS to the Board of Governors of the Federal Reserve System (“FRB”). The Dodd-Frank Act, however, allows entities controlling a savings association that functions solely in a trust or fiduciary capacity to cease to be a SLHC. On July 25, 2011, the Partnership requested that the FRB deregister it as a SLHC. A permanent decision from the FRB is still pending, but, by letter dated March 15, 2012, the FRB: (a) granted JFC a temporary exemption from submitting the FRB regulatory reports beginning with the March 31, 2012 reporting period; (b) determined that JFC should submit certain informational filings to the FRB during the temporary exemption period; and (c) informed JFC that, if it does not receive a permanent exemption by December 31, 2012, it will be required to begin submitting the FRB’s regulatory reports by March 31, 2013.

Uniform Net Capital Rule

As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients. The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to the greater of $0.25 million or 2% of the aggregate debit items, as defined. The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as a company’s securities owned. Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation. Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Canadian broker-dealer and EJTC are also required to maintain specified levels of regulatory capital. Each subsidiary has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

PART I

Item	1. Business, continued

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of U.S. securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology; and (9) a fluctuation or decline in the fair value of securities. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1A.	RISK FACTORS

The Partnership is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, or in the Partnership’s other filings with the SEC, the following are some important factors that could cause the Partnership’s actual results to differ materially from results experienced in the past or those projected in any forward-looking statement. The risks and uncertainties described below are not the only ones facing the Partnership. Additional risks and uncertainties not presently known to the Partnership or that the Partnership currently deems immaterial could also have a material adverse effect on the Partnership’s business and operations. If any of the matters included in the following risks were to occur, the Partnership’s business, financial condition, results of operations and cash flows could be materially adversely affected.

RISK RELATED TO THE PARTNERSHIP’S BUSINESS

MARKET CONDITIONS — As a part of the securities industry, a downturn in the U.S. and/or global securities markets has in the past had, and could in the future have, a significant negative effect on revenues and could significantly reduce or eliminate profitability of the Partnership.

General political and economic conditions and events such as economic recession, natural disasters, terrorist attacks, war, changes in local economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, institutional failures, and government-sponsored bailouts of a number of large financial services companies, as well as debt ceiling debates, and sovereign credit downgrades, could make the capital markets increasingly volatile. Weakened global economic conditions and an unsettled nature of financial markets, among other things, could cause significant declines in the Partnership’s net revenues which will adversely impact its overall financial results.

With the Partnership’s composition of net revenue now more heavily weighted towards asset-based fee revenue than trade revenue as in the past, a decrease in the market value of assets due to market declines can cause much more negative impact on the Partnership’s financial results than experienced in prior years, due to the fact that asset-based fees are earned on the value of the underlying assets. Conversely, in times of improved market conditions the Partnership’s asset-based fee revenue should be positively impacted due to the increase in the market value of assets on which fees are earned.

In addition, the Partnership could experience a material reduction in volume and lower securities prices in times of unfavorable economic conditions, which would result in lower commission revenue and losses in dealer inventory accounts and syndicate positions. This would have a material adverse impact on the profitability of the Partnership’s operations.

While the Partnership’s results have improved in 2010 and 2011, financial markets continue to experience extreme volatility and the risks to sustained global economic growth remain high. Furthermore, the Partnership would be subject to increased risk of its clients being unable to meet their commitments such as margin obligations if there was an economic recession. If clients are unable to meet their margin obligations, the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims. Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership’s profitability.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs, within the industry. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.

The Dodd-Frank Act. The Dodd-Frank Act, passed by the U.S. Congress and signed by the President July 21, 2010, includes provisions that could potentially impact the Partnership’s operations. Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact it may have on the financial services industry, the Partnership and its operations. Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule. When proposed, the uniform standard of care for personalized investment advice is expected to require the broker-dealer and investment adviser to act in the best interest of the client; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new SRO may be proposed to regulate investment advisers. In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions. Proposed rules related to these provisions are anticipated in 2012. It is unclear what impact any such rules, if adopted, would have on the Partnership.

Additionally, the Partnership continues to monitor several other proposed regulations and rules that do not presently appear as though they will have a material impact on the Partnership, such as Title X of the Dodd-Frank Act, which established the Bureau of Consumer Financial Protection with broad authority to issue new regulations, and proposed rules related to Section 956 of the Dodd-Frank Act, which would prohibit certain types of incentive-based compensation arrangements. In their present form, the Partnership does not believe these regulations and rules will have a material impact on the Partnership, but if revised the impact on the Partnership could be material.

It is expected that FINRA or other regulatory authorities will continue to issue rules related to the Dodd-Frank Act in the future and the Partnership will continue to monitor and review any such rules.

PART I

Item	1A. Risk Factors, continued

Department of Labor. In October 2010, the Department of Labor (the “DOL”) proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices. In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in early 2012 with significant modifications. The DOL has indicated that the re-proposed rule will impact IRAs and has indicated an intention to address what has been generally described as “third party payments,” such as revenue sharing. The Partnership cannot predict what the re-proposed rule will say, what its scope will be, when or if it will be re-proposed or adopted, or what the impact will be on the Partnership. However, any such rule could impact the operations of Edward Jones and the profitability of the Partnership.

Trust Reform and the Volcker Rule. The Partnership has requested that the FRB deregister it as a SLHC and has received a temporary exemption from the FRB from submitting the FRB regulatory reports. The Partnership anticipates that this request will be approved and is preparing for supervision and regulation of the Partnership as a holding company by the OCC. If the request is not approved, however, the Partnership could become subject to what is commonly referred to as the “Volcker Rule”, which was jointly proposed in October 2011 by the SEC, the Federal Deposit Insurance Corporation, the FRB, and the OCC. The proposed Volcker Rule has the stated purpose of generally prohibiting certain banking entities from engaging in proprietary trading or sponsoring or investing in a hedge fund or private equity fund. At this time, it is unclear what impact the proposed Volcker Rule would have on the financial services industry, the Partnership and its operations if adopted and applicable to the Partnership. However, the Partnership continues to review and evaluate the proposed Volcker Rule to determine what impact or potential impact it may have.

International Financial Reporting Standards. The International Accounting Standards Board (“IASB”) developed a core set of accounting standards to act as a framework for financial reporting known as the International Financial Reporting Standards (“IFRS”). By 2007, the majority of listed European Union companies, including banks and insurance companies, began using IFRS to prepare financial statements. In contrast, the majority of public companies in the U.S. prepare financial statements under accounting principles generally accepted in the U.S. (“GAAP”).

The SEC is evaluating adoption of IFRS in the U.S. It is unclear at this time whether the SEC will propose mandatory adoption of IFRS or some other form of GAAP and IFRS harmonization. The Canadian Accounting Standards Board began requiring use of IFRS in Canada in 2011 for publically accountable profit-oriented enterprises. This change did not impact the Partnership’s Consolidated Financial Statements.

The Partnership is currently waiting on further guidance from the SEC to determine what impact, if any, the adoption of IFRS in the U.S. could have on its financial position or results of operations. If adopted, IFRS could significantly impact the way the Partnership determines income before allocations to partners, allocations to partners, or returns on partnership capital. In addition, switching to IFRS would be a complex endeavor for the Partnership. The Partnership may need to develop new systems and controls around the principles of IFRS and the specific costs associated with this conversion are uncertain.

Rule 12b-1 Fees. The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include Rule 12b-1 fees (i.e., service fees) and expense reimbursements. Rule 12b-1, under the Investment Company Act of 1940 (“ICA”), allows a mutual fund to pay distribution and marketing expenses out of the fund’s assets. The SEC currently does not limit the size of Rule 12b-1 fees that funds may pay.

PART I

Item	1A. Risk Factors, continued

FINRA does impose such limitations. However, on July 21, 2010 the SEC proposed reform of Rule 12b-1. The proposal called for the rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee. Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results related to this proposed reform of Rule 12b-1. For further information on the amount of Rule 12b-1 fees earned by the Partnership, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Federal “Do Not Call” Regulations. The Partnership is also subject to federal and state regulations like other businesses and must evaluate and adapt to new regulations as they are adopted. In particular, the Partnership believes the federal “do not call” regulations enacted in recent years have affected the manner in which many of its financial advisors conduct their businesses. While the Partnership believes it is in compliance with these regulations, these regulations could impact the Partnership’s future revenues or results of operations.

Any of the foregoing regulatory initiatives could adversely affect the Partnership’s business operations, business model, and profitability. The Partnership cannot predict with any certainty whether or which of the regulatory proposals that have not yet been adopted will be adopted, and if so whether they will be adopted in their current form or adopted subject to further revisions. If adopted, some of these initiatives could significantly and adversely impact the Partnership’s operating costs, its structure, its ability to generate revenue, and its overall profitability.

COMPETITION — The Partnership is subject to intense competition for clients and personnel, and many of its competitors have greater resources.

All aspects of the Partnership’s business are highly competitive. The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies. Many of these organizations have substantially greater capital and additional resources, and some entities offer a wider range of financial services. Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing. Also, the Partnership continues to compete with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients. With minor exceptions, clients are free to transfer their business to competing organizations at any time, although there may be a fee to do so.

PART I

Item	1A. Risk Factors, continued

Competition among financial services firms also exists for financial advisors and other personnel. The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees. If the Partnership’s profitability decreases, then bonuses paid to financial advisors and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors. In addition, the Partnership has recently faced increased competition from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

The competitive pressure the Partnership experiences could have an adverse effect on its business, results of operations, financial condition and cash flow. For additional information, see Item 1—Business Operations—Competition.

BRANCH OFFICE SYSTEM — The Partnership’s system of maintaining branch offices primarily staffed by one financial advisor may expose the Partnership to risk of loss or liability from the activities of the financial advisors and to increases in rent related to increased real property values.

Most of the Partnership’s branch offices are staffed by a single financial advisor and a branch office administrator without an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted from its home offices. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors. Furthermore, the Partnership may be exposed to further losses if additional time elapses before its supervisory personnel detect problem activity.

The Partnership maintains personal financial and account information and other documents and instruments for its clients at its branch offices, both physically and in electronic format. Despite reasonable precautions, because the branch offices are relatively small and some are in remote locations, the security systems at these branch offices may not prevent theft of such information. If security of a branch is breached and personal financial and account information is stolen, the Partnership’s clients may suffer financial harm and the Partnership could suffer financial harm, reputational damage and regulatory issues.

In addition, the Partnership leases its branch office spaces and a material increase in the value of real property may increase the amount of rent paid, which will negatively impact the Partnership’s profitability.

PART I

Item	1A. Risk Factors, continued

INABILITY TO ACHIEVE OUR GROWTH RATE — If the Partnership is unable to fully achieve its goals for hiring financial advisors or the attrition rate of its financial advisors is higher than its expectations, the Partnership may not be able to meet its planned growth rates or maintain its current number of financial advisors.

It is more difficult for the Partnership to attract qualified applicants for financial advisor positions during market downturns. In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors. During an economic downturn, current financial advisors can be less effective in recruiting potential new financial advisors through referrals.

Regardless of the presence of a market downturn, the Partnership may not be able to meet its hiring objectives. For instance, the Partnership has been below its hiring objectives in 2010 and 2011 and did not achieve its hiring objectives in seven out of the past nine years. There can be no assurance that the Partnership will be able to hire at desired rates in future periods to achieve its planned growth. In addition, the Partnership may not be able to hire at levels to maintain its current number of financial advisors.

A significant number of the Partnership’s financial advisors have been licensed as brokers for less than three years. As a result of their relative inexperience, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses. Consequently, the Partnership has periodically experienced higher rates of attrition, particularly with respect to the less experienced financial advisors and especially during market downturns. The Partnership generally loses more than half of its financial advisors who have been licensed for less than three years. In the past, the Partnership also has experienced increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. There can be no assurance that the attrition rates the Partnership has experienced in the past will not continue or increase in the future. In addition, the Partnership raised the performance standards for its financial advisors in 2011, which may attribute to higher attrition for financial advisors unable to meet these performance standards.

Either the failure to achieve hiring goals or an attrition rate higher than anticipated may result in a decline in the revenue the Partnership receives from commissions and other securities related revenues. As a result, the Partnership may not be able to either maintain its current number of financial advisors or achieve the level of net growth upon which its business model is based and its revenues and results of operations may be adversely impacted.

In order to attract candidates to become financial advisors, in 2011 the Partnership increased the compensation paid to new financial advisors during the first three years as a financial advisor. The intent is to attract a greater number of high quality recruits with an enhanced level of compensation in order to meet the Partnership’s growth objectives. If the Partnership increases new financial advisor compensation and does not comparatively increase the level of productivity and retention rate of these financial advisors, then the additional compensation could negatively impact the Partnership’s financial performance in future periods.

PART I

Item	1A. Risk Factors, continued

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

Such matters have in the past, and could in the future, lead to formal actions, which may impact the Partnership’s business. In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other significant litigation such as class action suits. Over time, there has been increasing litigation involving the securities industry in general, including class action suits that generally seek substantial damages.

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

The Partnership incurs obligations to its clients which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed. The inability of an organization with which the Partnership does a large volume of business to promptly meet its obligations could result in substantial losses to the Partnership.

The Partnership is particularly dependent on Broadridge, which acts as the Partnership’s primary vendor for providing accounting and record-keeping for client accounts in both the U.S. and Canada. The Partnership’s communications and information systems are integrated with the information systems of Broadridge. There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise. Consequently, any new computer systems or software packages implemented by Broadridge which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by Broadridge as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

PART I

Item	1A. Risk Factors, continued

CANADIAN OPERATIONS — The Partnership is focusing heavily on efforts, and intends to continue to make substantial investments to support the potential profitability of its Canadian operations, which have not yet achieved profitability.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Despite recent improvements in Canadian financial performance, the Canadian operations have operated at a substantial deficit from inception. The Partnership plans to make additional investments in its Canadian operations, which may be substantial. However, the number of Canadian financial advisors employed by the Partnership has declined since 2009. This decline could affect the ability of the Partnership to reach its profitability goals for the Canadian segment.

In addition, Gary Reamey has decided to retire at the end of 2012 and therefore has stepped down as country leader for Canada effective January 1, 2012, and David Lane has assumed those responsibilities. The Canadian operations could be adversely impacted during this transitional period.

There is no assurance the Canadian operations will ultimately become profitable. For further information on the Canadian operations, see Note 17 to the Consolidated Financial Statements.

CAPITAL LIMITATIONS; UNIFORM NET CAPITAL RULE — The SEC’s Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership’s ability to engage in certain activities which are crucial to its business.

Adequacy of capital is vitally important to broker-dealers, and lack of sufficient capital may limit the Partnership’s ability to compete effectively. In particular, lack of sufficient capital or compliance with the Uniform Net Capital Rule may limit Edward Jones’ ability to commit to certain securities activities such as underwriting and trading, which require significant amounts of capital, its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital. FINRA regulations and the Uniform Net Capital Rule may restrict Edward Jones’ ability to expand its business operations, including opening new branch offices or hiring additional financial advisors. Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones’ ability to expand or even maintain its present levels of business.

In addition to the regulatory requirements applicable to Edward Jones, EJTC and the Canadian broker-dealer are subject to regulatory capital requirements in the U.S. and in Canada. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation. In the U.S., Edward Jones may be unable to expand its business and may be required to restrict its withdrawal of subordinated debt and partnership capital in order to meet the net capital requirements.

LIQUIDITY — The Partnership’s business in the securities industry requires that sufficient liquidity be available to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business. The current tight credit market environment could have a negative impact on its ability to maintain sufficient liquidity to meet its working capital needs. Short term and long term financing are two sources of liquidity that could be affected by the current tight credit market. As a result of the concerns about the stability of the markets in general, some lenders have reduced their lending to borrowers, including the Partnership.

PART I

Item	1A. Risk Factors, continued

There is no assurance that financing will be available at attractive terms, or at all, in the future. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

Many limited partners, subordinated limited partners and general partners have financed the initial and subsequent purchases of their Partnership interest by obtaining personal bank loans. Any such bank agreement is and will be between the partner and the bank. The Partnership does not guarantee the bank loans, nor can partners pledge their Partnership interest as collateral for the bank loan. Partners who finance all or a portion of their Partnership interest with bank financing or financing from the Partnership may be more likely to request the withdrawal of capital to repay such obligations should the Partnership experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners are subject to the terms of the Partnership Agreement and would reduce the Partnership’s available liquidity and capital.

In 2011, the Partnership began making loans available to general partners (other than those who are members of the Partnership’s Executive Committee) that require financing for some or all of their individual partner capital contributions. Loans made by the Partnership to general partners are generally for a period of one year and bear interest at a rate defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. General partners borrowing from the Partnership are required to repay such loans by applying the majority of earnings received from the Partnership to such loans. As a result, there is no assurance that general partner’s will be able to repay the interest and/or the principal amount of their loans at or prior to its maturity.

UPGRADE OF TECHNOLOGICAL SYSTEMS — The Partnership may engage in significant technology initiatives in the future which may be costly and could lead to disruptions.

From time to time, the Partnership has engaged in significant technology initiatives and expects to continue to do so in the future. Such initiatives are not only necessary to better meet the needs of the Partnership’s clients, but also to satisfy new industry standards and practices and better secure the transmission of clients’ information on the Partnership’s systems. With any major system replacement, there will be a period of education and adjustment for the branch and home office employees utilizing the system. Following any upgrade or replacement, if the Partnership’s systems or equipment does not operate properly, is disabled or fails to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the Partnership’s systems to accommodate a significant increase in volume of transactions also could constrain its ability to expand its business.

PART I

Item	1A. Risk Factors, continued

INTEREST RATE ENVIRONMENT — The Partnership’s profitability is impacted by the low interest rate environment.

The current low interest rate environment adversely impacts the interest income the Partnership earns from clients’ margin loans, the investment of excess funds, and securities the Partnership owns, as well as the fees earned by the Partnership through its minority ownership in the investment adviser to the Edward Jones money market funds. And, while the low interest rate environment positively impacts the Partnership’s expenses related to liabilities that finance certain assets, such as amounts payable to clients and other interest-bearing liabilities, its interest bearing liabilities are less impacted by short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to the current low interest rate environment than interest expense.

CREDIT RISK — The Partnership is subject to credit risk due to the nature of the transactions it processes for its clients.

The Partnership is exposed to the risk that third parties who owe it money, securities or other assets will not meet their obligations. Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or client, such as cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits. In addition, the Partnership’s credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information about the Partnership’s credit risk.

LACK OF CAPITAL PERMANENCY — Because the Partnership’s capital is subject to mandatory liquidation either upon the death or withdrawal request of a partner, the capital is not permanent and a significant mandatory liquidation could lead to a substantial reduction in the Partnership’s capital, which could, in turn, have a material adverse effect on the Partnership’s business.

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

Under the terms of the Partnership Agreement, limited partners who request the withdrawal of their capital are repaid their capital in three equal annual installments beginning the month after their withdrawal request. The Managing Partner may, in his discretion, allow a limited partner to withdraw his or her capital in ninety days. The capital of general partners requesting the withdrawal of capital from the Partnership may be converted to subordinated limited partner capital or, at the discretion of the Managing Partner, redeemed by the Partnership. The withdrawal of subordinated limited partner capital is repaid in six equal annual installments beginning the month after their request for withdrawal. Liquidations upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the liquidation requirements of the capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with GAAP. If the Partnership’s capital declines by a substantial amount due to liquidation or withdrawal, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

PART I

Item	1A. Risk Factors, continued

INTERRUPTION OF BUSINESS AND OPERATIONS — Any substantial disruption to the Partnership’s business and operations could lead to significant financial loss to its business and operations as well as harm relations with its clients.

The Partnership’s home office facilities and its existing computer system and network, including its backup systems, are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism and similar events. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its home office facilities and its technological systems. In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption. The Partnership’s primary data center is located in St. Louis, Missouri. The Partnership has a data center in Tempe, Arizona, which operates as a secondary data center to its primary data center in St. Louis and is designed to enable the Partnership to maintain service during a system disruption contained in St. Louis. A prolonged interruption of either site might result in a delay in service and substantial additional costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event. In 2011, the Partnership began re-purposing its secondary data center in Tempe, Arizona, as a processing site for most critical systems such that they could run in St. Louis, Missouri or Tempe, Arizona. The Partnership anticipates that this process will take two to three years to complete.

UNDERWRITING, SYNDICATE AND TRADING POSITION RISKS — The Partnership engages in underwriting activities, which can expose the Partnership to material losses and liability.

Participation as a manager or syndicate member in the underwriting of fixed income and equity securities subjects the Partnership to substantial risk. As an underwriter, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against it as an underwriter under federal and state securities laws. Such laws and regulations impose substantial potential liabilities on underwriters for material misstatements or omissions in the document used to describe the offered securities. In addition, there exists a potential for possible conflict of interest between an underwriter’s desire to sell its securities and its obligation to its clients not to recommend unsuitable securities. There has been an increasing incidence of litigation in these areas. These lawsuits are frequently brought by large classes of purchasers of underwritten securities. Such lawsuits often name underwriters as defendants and typically seek substantial amounts in damages.

Further, as an underwriter, the Partnership may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price. In addition, the commitment of capital to an underwriting may adversely affect the Partnership’s capital position and, as such, the Partnership’s participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC’s Uniform Net Capital Rule. In maintaining inventory in fixed income and equity securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

PART I

Item	1A. Risk Factors, continued

RISK OF INFLATION — An increase in inflation could affect securities prices and as a result, the profitability and capital of the Partnership.

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

TRANSACTION VOLUME VOLATILITY — Significant increases and decreases in the number of transactions by the Partnership’s clients can have a material negative effect on the Partnership’s profitability and its ability to efficiently process and settle these transactions.

Significant volatility in the number of client transactions may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs. In past periods, the Partnership has experienced adverse effects on its profitability resulting from significant reductions in securities sales and, likewise, has encountered operational problems arising from unanticipated high transaction volume. The Partnership is not able to control such decreases and increases, and there is no assurance that it will not encounter such problems and resulting losses in future periods.

In addition, significant transaction volume could result in inaccurate books and records, which would expose the Partnership to disciplinary action by governmental agencies and SROs.

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS (“INTERESTS”)

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions or dividends to JFC, which is restricted by law and contractual obligations.

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests, including the 7.5% “guaranteed payment” (for tax purposes, within the meaning of the Internal Revenue Code) to limited partners pursuant to Section 3.3 of the Partnership Agreement (the “7.5% Payment”), will be dependent on distributions, dividends, and intercompany payments from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

JFC’s principal operating subsidiaries, including Edward Jones, are subject to various statutory and regulatory restrictions applicable to broker-dealers generally that limit the amount of cash distributions, dividends, loans and advances that those subsidiaries may pay to JFC. Regulations relating to capital requirements affecting some of JFC’s subsidiaries also restrict their ability to pay distributions or dividends and make loans to JFC. See “Business—Regulation”.

PART I

Item	1A. Risk Factors, continued

In addition, JFC’s subsidiaries may be restricted under the terms of their financing arrangements from paying distributions or dividends to JFC, or may be required to maintain specified levels of capital. Moreover, JFC or its subsidiaries may enter into financing arrangements in the future which may include additional restrictions or debt covenant requirements further restricting distributions to JFC, which may impact JFC’s ability to make distributions to its limited partners.

AVAILABILITY OF FINANCING — Limited partners may finance their purchase of the Interests with a bank loan, but the Partnership does not guarantee those loans.

Many limited partners finance the purchases of their Interests by obtaining personal bank loans. Any such bank loan agreement is between the limited partner and the bank. The Partnership does not guarantee the bank loans, nor can limited partners pledge their Partnership interest as collateral for the bank loan. Limited partners who have chosen to finance a portion of the purchase price of their Interests assume all risks associated with the loan, including the legal obligation to repay the loan.

There is no assurance that distributions from the Partnership will be sufficient to pay the interest on a limited partner’s loan or repay the principal amount of the loan at or prior to its maturity. There also can be no assurance that such distributions will be sufficient to pay all income taxes due each year arising from the Interests. Furthermore, in the event the Partnership experiences a loss which leads to its liquidation, there is no assurance there will be sufficient capital available to distribute to the limited partners for the repayment of any loans.

NON-VOTING INTERESTS; NON-TRANSFERABILITY OF INTERESTS; ABSENCE OF MARKET; PRICE FOR INTERESTS — The Interests are non-voting and non-transferable, no market for the Interests exists or is expected to develop, and the price only represents book value.

None of the limited partners in their capacity as limited partners may vote or otherwise participate in the management of the Partnership’s business. The Managing Partner has the authority to amend the Partnership Agreement without the consent of the limited partners or general partners. None of the limited partners may sell, pledge, exchange, transfer or assign their Interests without the express written consent of the Managing Partner (which is not expected to be given).

Because there is no market for the Interests, there is no fair market value for the Interests. The price ($1,000 per Interest) at which the Interests were offered represents the book value of each Interest. The book value of the Interests could be less than the price paid, if the capital of the general partners and subordinated limited partners was reduced to zero as a result of losses incurred by the Partnership.

RISK OF DILUTION — The Interests may be diluted from time to time, which could lead to decreased returns to the limited partners.

The Managing Partner has the ability, in his sole discretion, to issue additional Interests or Partnership capital. Any addition of new Interests will decrease the Partnership’s net interest income by the 7.5% Payments for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Additionally, the Partnership retains approximately 23% of the general partners’ net income (as defined in the Partnership Agreement) as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Beginning in 2011, the Partnership decreased the amount of retention to approximately 23% from 28% of net income allocated to general partners.

PART I

Item	1A. Risk Factors, continued

Such contributions, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income and any additional issuance of general partnership capital reduces the income allocated to limited partners.

LIMITATION OF LIABILITY; INDEMNIFICATION — The Partnership Agreement limits the liability of the Managing Partner and general partners by indemnifying them under certain circumstances, which may limit a limited partner’s rights against them and could reduce the accumulated profits distributable to limited partners.

The Partnership Agreement provides that none of the general partners, including the Managing Partner, will be liable to any person for any acts or omissions by such partner on behalf of the Partnership (even if such action, omission or failure constituted negligence) as long as such partner has not (a) committed fraud, (b) acted or failed to act in subjective good faith or in a manner which involved intentional misconduct or a knowing violation of law or which was grossly negligent, or (c) derived improper personal benefit.

The Partnership also must indemnify the general partners, including the Managing Partner, from any claim in connection to acts or omissions performed in connection with the business of the Partnership and from costs or damages stemming from a claim attributable to acts or omissions by such partner unless such act was not in good faith on behalf of the Partnership, in a manner reasonably believed by the partner to be within the scope of his or her authority, nor in the best interests of the Partnership. The Partnership does not have to indemnify any general partner in instances of fraud, acts or omissions not in good faith or which involve intentional misconduct, a knowing violation of the law, or gross negligence, or where such partner derived improper personal benefit.

As a result of these provisions, the limited partners will have more limited rights against such partners than they would have absent the limitations in the Partnership Agreement. Indemnification of the general partners could deplete the Partnership’s assets unless the indemnification obligation is covered by insurance, which the Partnership may or may not obtain, or which insurance may not be available at a reasonable price or at all or in an amount sufficient to cover the indemnification obligation. The Partnership Agreement does not provide for indemnification of limited partners.

PART I

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona. As of December 31, 2011, the Partnership’s U.S. home office consisted of 18 separate buildings totaling approximately 2.0 million square feet.

Of the 18 U.S. home office buildings, two buildings are leased through an operating lease and the remaining 16 are owned by the Partnership. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease. The Partnership also maintains facilities in 11,408 branch locations as of December 31, 2011, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Notes 15 and 18 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

PART I

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Partnership is named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is involved, from time to time, in investigations and proceedings by governmental organizations and SROs, certain of which may result in adverse judgments, fines or penalties.

Lyondell. In October 2010, Edward Weisfelner, as trustee (“Trustee”) of a trust created under the bankruptcy plan for the reorganization for Lyondell Chemical Company (“Lyondell”) and various affiliates, filed suit (the “First Lyondell Complaint”) against numerous brokerage firms and banks, including Edward Jones. The case was subsequently removed to U.S. Bankruptcy Court for the Southern District of New York (“SDNY”). The lawsuit challenges a 2007 leveraged buyout of Lyondell. Plaintiffs allege that the payments made to former Lyondell shareholders for their stock were constructive and intentional fraudulent transfers. Edward Jones’ customers received approximately $7 million for the Lyondell shares held at Edward Jones. In December of 2010, Edward Jones was served with a second Lyondell related complaint (the “Second Lyondell Complaint”), brought in U.S. Bankruptcy Court for the SDNY by the same Trustee acting for a different trust created under the Lyondell bankruptcy reorganization plan. This complaint also asserts fraudulent transfer claims, seeks similar relief, and names many of the same defendants as found in the original Lyondell matter, including Edward Jones. In December 2011, Edward Jones was dismissed from the First Lyondell Complaint without prejudice upon the filing of an amended claim that removed Edward Jones as a named defendant. Edward Jones was dismissed from the Second Lyondell Complaint, without prejudice, on February 28, 2012.

Tribune. In August 2011, retirees of Times Mirror/Tribune Company filed suit in the U.S. District Court for the SDNY against numerous brokerage firms and banks, including Edward Jones, claiming that a fraudulent transfer occurred during the 2007 Times Mirror/Tribune Company merger. Plaintiffs allege that payments made to Tribune Company shareholders, of which Edward Jones’ customers received approximately $6.5 million, constituted fraudulent transfers. The case is now stayed at the request of the parties. In January 2012, a second but related lawsuit was filed in Illinois state court against numerous brokerage firms and banks, including Edward Jones, regarding the same 2007 Tribune leveraged buyout. The lawsuit was brought on behalf of a number of investment entities, who claim that the payments made to former shareholders constituted fraudulent transfers. The case has been stayed at the request of the plaintiffs. The Illinois case was recently removed to U.S. District Court for the Northern District of Illinois.

Countrywide. Two matters (David H. Luther, et al. v. Countrywide Financial Corporation, et al. and Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al.) were filed in 2007 and 2010. Both cases are purported class actions in which plaintiffs allege against numerous issuers and underwriters, including Edward Jones, certain violations of the Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates between January 2005 and June 2007. Defendants filed a demurrer in the Luther case that is scheduled to be argued later in 2012 in California state court. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs, expenses and rescission. Separate plaintiffs filed a consolidated class action complaint in the Maine State Retirement System case in California federal court in July 2010. In November 2010, the court dismissed all of plaintiffs’ claims to the extent they related to any certificates for which Edward Jones acted as dealer and directed plaintiffs to amend their complaint.

PART I

Item	3. Legal Proceedings, continued

Thus, although Edward Jones could be a party to any potential appeal, there are no claims currently pending against Edward Jones in the Maine State Retirement System Case. On November 17, 2010, a third matter was filed in California state court, Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al., purporting to re-assert claims that were dismissed in the Maine State Retirement case. That case has been stayed by agreement of the parties.

Lehman Brothers. In 2008, numerous plaintiffs filed class and individual actions in state and federal courts related to the issuance of various securities by Lehman Brothers Holdings Inc. (“Lehman Brothers”). The actions primarily allege violations of the Securities Act and certain state law claims, and name several dozen purported underwriters as defendants, as well as numerous former officers and directors of Lehman Brothers and Lehman Brothers’ former auditor. All of these actions were ultimately removed and/or transferred to the SDNY, where they were consolidated with a class action brought by lead plaintiffs. The consolidated class action complaint asserts claims against Edward Jones under section 11 of the Securities Act in connection with two offerings of Lehman bonds in 2008. Various underwriter defendants, including Edward Jones, settled in principle the claims as against them. In December 2011, an order was entered preliminarily certifying a settlement class. The settlement is subject to court approval after notice to class members and applies only to the claims brought by lead plaintiffs.

Edward Jones is a defendant in three additional actions related to its underwriting of Lehman Brothers notes that are pending in the SDNY. Two of the suits are putative class action suits originally brought by plaintiffs in state court in Arkansas (the “Arkansas Plaintiffs”), which assert Securities Act claims based upon two offerings of Lehman Brothers’ notes in 2007. The third suit was amended in October 2011 to assert a Section 11 claim against Edward Jones related to three offerings of Lehman bonds in January and February 2008. Plaintiff alleges to have purchased $3 million of securities in these offerings, but did not make any of these purchases through Edward Jones. Collectively, these actions name several other purported underwriters as defendants, as well as numerous former officers and directors of Lehman Brothers and Lehman Brothers’ former auditor. On January 6, 2012, Edward Jones and other defendants moved to dismiss these actions and strike the class claims brought by the Arkansas Plaintiffs. The motions were fully briefed as of March 5, 2012.

Yavapai County Litigation. In September 2009, three lawsuits were filed in the State of Arizona; all three lawsuits were consolidated and are pending before the United States District Court for the State of Arizona. The actions relate to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the Preliminary Official Statement and/or in the Official Statement. One of the matters was filed as a putative class action in which the plaintiffs seek to represent all purchasers of the issued bonds. Allstate is suing as a purchaser of the bonds and Wells Fargo filed a separate action as indenture trustee on behalf of all bond holders. The Court entered an order in November, 2010 dismissing several of the claims against Edward Jones, including all claims brought on behalf of the class. The remaining claims against Edward Jones stem from allegations that defendants violated certain state securities acts and committed common law torts. Plaintiffs are seeking an unspecified amount of damages including attorneys’ fees, costs, expense, rescission or statutory damages, out-of-pocket damages and prejudgment interest. In 2011, Edward Jones filed a Third-Party Complaint and Counterclaim against Wells Fargo Bank, N.A., solely in its capacity as Indenture Trustee, asserting claims for negligent misrepresentation based on Wells Fargo’s involvement with the bond documents and Official Statement.

PART I

Item	3. Legal Proceedings, continued

FINRA Fixed-Income Trading Matter. In the fall of 2007, FINRA began investigating Edward Jones’ trading activity in fixed-income securities during the period from January 1, 2004 through December 31, 2004. FINRA alleged that 31 of those trades were not priced as favorably as possible under prevailing market conditions, in violation of NASD Rules 2110 and 2320. FINRA also alleged that Edward Jones’ written supervisory procedures concerning best execution of fixed-income transactions in place in 2004 were inadequate, in violation of NASD Rules 2110 and 3010. Edward Jones furnished a written submission to FINRA in response to these allegations and is currently in discussions with FINRA to resolve this matter.

FINRA Municipal Bond Matter. In early 2010, FINRA began investigating five identified municipal bond transactions that occurred from January 1, 2008 to March 31, 2008. In May 2011, FINRA asked Edward Jones whether it wished to submit a written submission in connection with the pricing of the bonds, and Edward Jones furnished a written submission to FINRA. Edward Jones is currently in discussions with FINRA to resolve this matter.

FINRA Municipal Securities Matter. By letter dated June 1, 2010, FINRA advised Edward Jones it had made a preliminary determination to recommend a disciplinary action based on a review of five transactions during the period April 1, 2007, through June 30, 2007. FINRA alleged Edward Jones purchased municipal securities for its own account for a customer or sold municipal securities for its own account to a customer at an aggregate price (including mark-down and mark-up) that was not fair and reasonable, taking into consideration all relevant factors in violation of MSRB Rules G-17 and G-30(a). Edward Jones furnished a written submission to FINRA in response to these allegations and is currently in discussions with FINRA to resolve this matter.

FINRA Short-Interest Reporting Matter. By letter dated June 1, 2010, FINRA advised Edward Jones it had made a preliminary determination to recommend disciplinary action based on a review of Edward Jones’ short-interest reporting for the period July 31, 2007, through February 27, 2009. FINRA alleged the conduct was in violation of NASD Rule 3360 or FINRA Rule 4560, and NASD Rules 2110 and 3010. Edward Jones furnished a written submission to FINRA in response to these allegations and is currently in discussions with FINRA to resolve this matter.

FINRA Investigation. FINRA is investigating the activities of two former financial advisors who introduced and/or solicited clients to invest in an outside business venture. Edward Jones terminated both financial advisors and has settled with identified clients whose losses total approximately $2 million. State and federal authorities are investigating the two above-referenced financial advisors, but Edward Jones is not aware of any such investigation into the firm.

Missouri Investigation. The State of Missouri opened an investigation into the activities of a former financial advisor for allegedly misappropriating customer funds. Edward Jones terminated the financial advisor, who pled guilty to criminal charges. Edward Jones identified the clients involved and paid restitution totaling approximately $750,000 to those individuals. The State of Missouri opened an investigation, which has been inactive since 2010.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s limited partnership and subordinated limited partnership interests and their assignment is prohibited. As of February 24, 2012, the Partnership was composed of 14,416 limited partners and 280 subordinated limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data determined from audited financial statements.

All information included in the Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

Summary Consolidated Statements of Income Data:

(All dollars in millions, except per unit information and units outstanding)

	2011	2010	2009	2008	2007
Total revenue	$4,578	$4,163	$3,548	$3,821	$4,097
Interest expense	68	56	58	72	80

Net revenue	$4,510	$4,107	$3,490	$3,749	$4,017
Income from continuing operations	$482	$393	$269	$385	$561
Loss from discontinued operations	—	—	(105)	(73)	(53)

Income before allocations to partners	$482	$393	$164	$312	$508
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$104.66	$96.07	$41.44	$86.21	$165.92
Weighted average $1,000 equivalent limited partnership units outstanding	668,450	455,949	471,597	489,920	498,132

PART II

Item	6. Selected Financial Data, continued

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

(All dollars in millions)

	2011	2010	2009	2008	2007
Total assets(1)	$9,584	$8,241	$7,168	$6,992	$5,824

Bank loans	$—	$—	$58	$43	$—
Long-term debt	7	66	59	9	11
Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption(2)	7,521	6,366	5,327	5,203	4,087

	7,528	6,432	5,444	5,255	4,098

Subordinated liabilities	150	204	257	261	275

Partnership capital subject to mandatory redemption / partnership capital (net of reserve for anticipated withdrawals)	1,758	1,497	1,437	1,413	1,328
Reserve for anticipated withdrawals	148	108	30	63	123

Partnership capital subject to mandatory redemption/partnership capital	1,906	1,605	1,467	1,476	1,451

Total liabilities and partnership capital	$9,584	$8,241	$7,168	$6,992	$5,824

(1)	Assets include amounts reclassified as discontinued operations of $0, $0, $0, $95 and $99 for 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Liabilities include amounts reclassified as discontinued operations of $0, $0, $0, $56 and $64 for 2011, 2010, 2009, 2008 and 2007, respectively.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of client accounts, the variety of services provided to those accounts and foreign exchange rates, among other factors. Net interest income is impacted by the amount of cash and investments, receivables from clients and payables to clients, the variability of interest rates earned and paid on such balances, the number of limited partner interests, interest received on general partner loans and interest paid on balances of long-term debt and liabilities subordinated to claims of general creditors.

In November 2009, the Partnership completed the sale of its U.K. operations. As a result, the U.K. operations are presented as a discontinued operation for 2009. For further details regarding the sale, see Note 2 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Accordingly, all information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

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

	For the years ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue:
Trade revenue:
Commissions	$1,698.7	$1,575.8	$1,360.9	8%	16%
Principal transactions	284.2	320.8	398.1	-11%	-19%
Investment banking	153.1	208.6	183.8	-27%	13%

Total trade revenue	2,136.0	2,105.2	1,942.8	1%	8%

% of net revenue	47%	51%	56%
Fee revenue:
Asset-based	1,776.9	1,397.3	967.4	27%	44%
Account and activity	522.9	503.3	489.6	4%	3%

Total fee revenue	2,299.8	1,900.6	1,457.0	21%	30%

% of net revenue	51%	46%	42%
Net interest and dividends	62.5	70.5	55.0	-11%	28%
Other revenue	11.6	30.5	35.6	-62%	-14%

Net revenue	4,509.9	4,106.8	3,490.4	10%	18%
Operating expenses	4,028.1	3,714.0	3,221.8	8%	15%

Income from continuing operations	$481.8	$392.8	$268.6	23%	46%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$88.4	$87.8	$87.1	1%	1%
Advisory programs ($ billions)	$17.8	$21.6	$17.8	-18%	21%
Client households at year end (millions)	4.48	4.46	4.46	0%	0%
Client assets under care:
Total:
At year end ($ billions)	$591.2	$572.6	$515.6	3%	11%
Average ($ billions)	$586.1	$535.8	$455.4	9%	18%
Advisory Programs:
At year end ($ billions)	$68.8	$53.7	$28.7	28%	87%
Average ($ billions)	$63.6	$40.8	$15.0	56%	172%
Financial advisors:
At year end	12,242	12,616	12,615	-3%	0%
Average	12,359	12,694	12,164	-3%	4%
Attrition %	14.1%	16.2%	14.5%	n/a	n/a
Dow Jones Industrial Average:
At year end	12,218	11,578	10,428	6%	11%
Average for year	11,958	10,669	8,886	12%	20%
S&P 500 Index:
At year end	1,258	1,258	1,115	0%	13%
Average for year	1,268	1,139	948	11%	20%

(1)

Client dollars invested, related to trade revenue, includes the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represents the net inflow s of client dollars into this program.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2011 versus 2010 Overview

The Partnership experienced improved financial results in 2011 compared to 2010 despite some challenging economic and market conditions throughout 2011 caused by the debt ceiling crisis, a downgrade of the U.S. credit rating and concerns over European debt, all of which caused increased market volatility. This volatility is reflected in the fact that the S&P 500 Index was as low as 1,099 in October of 2011 and as high as 1,364 in April 2011, a 24% swing, ending the year at 1,258, the same as it started the year. However, the 2011 daily average S&P 500 Index was up 11% year-over-year and the Dow Jones Industrial Average was up 12% year over year. The federal funds rate remained basically unchanged at a range of 0% to 0.25%.

The Partnership’s key performance measures were relatively strong in 2011 despite the challenging economic times. Average client assets under care grew 9% in 2011 to $586.1 billion, which includes a 56% increase in the average advisory programs assets under care to $63.6 billion. Net new assets totaled $27.3 billion in 2011. In addition, client dollars invested relating to trade revenue were up slightly to $88.4 billion from $87.8 billion in 2010.

In 2011, net revenue increased 10% to $4.5 billion driven by a 21% increase in fee revenue compared to 2010. This increase was primarily due to higher levels of asset values on which fees are earned driven by the continued investment of client dollars invested into advisory programs and the overall rise in the equity market averages during 2011. These factors also contributed to a changing composition of net revenue, which was 47% trade and 51% fee revenue in 2011, compared to 51% trade and 46% fee revenue in 2010.

Operating expenses increased 8% in 2011 compared to 2010. This was primarily due to an 11% increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation (which includes bonuses and profit sharing paid to financial advisors, branch office employees and home office employees) due to the increase in the Partnership’s profitability.

The 10% increase in net revenues coupled with an 8% increase in operating expenses resulted in income from continuing operations of $481.8 million in 2011, which is 23% higher than $392.8 million in 2010.

2010 versus 2009 Overview

During 2010, the Partnership’s results of operations improved significantly compared to 2009. Market conditions during the first half of 2009 were still turbulent, including declines in asset values, interest rates and client activity. The rebound in asset values that began in mid-2009 continued throughout 2010 as evidenced by the 20% increase in the daily average S&P 500 Index. The federal funds rate remained basically unchanged at a range of 0% to 0.25%.

The Partnership’s key performance measures also improved in 2010 in response to the rebound in economic conditions. Average client assets under care grew by 11% to $535.8 billion, which includes a 172% increase in the average advisory programs assets under care to $40.8 billion. In addition, client dollars invested in trade revenue generating transactions and in advisory programs increased 1% (to $87.8 billion) and 21% (to $21.6 billion) in 2010, respectively.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In 2010, net revenue increased 18% to $4.1 billion, which was primarily attributable to an 8% increase in trade revenue and a 30% increase in fee revenue. The increase in trade revenue was primarily due to increased margins earned on each $1,000 invested caused by client investments shifting more towards mutual funds and equities in 2010 from certificates of deposit and other fixed income products in 2009. Fee revenue increased primarily due to increased asset-based fees caused by continued growth of client dollars invested into advisory programs and increases in the average market values of client assets on which the Partnership receives asset-based fees.

Operating expenses increased 15% to $3.7 billion. This increase was primarily due to a 19% increase in compensation and benefits primarily driven by increased commissions paid to financial advisors related to increased financial advisor productivity as well as increases in variable compensation due to the increase in the Partnership’s profitability.

The 18% increase in net revenues coupled with a 15% increase in operating expenses resulted in income from continuing operations of $392.8 million in 2010, which is 46% higher than $268.6 million in 2009.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 1% to $2.1 billion during 2011 and 8% to $2.1 billion during 2010 primarily due to increases in client dollars invested and margin earned on each $1,000 invested. Total client dollars invested increased 1% in both 2011 and 2010 due to an improved level of confidence in the equity markets. The increases in the Partnership’s margin earned on each $1,000 invested were primarily due to client investments continuing to shift to higher margin products from lower margin fixed income products. A discussion specific to each component of trade revenue follows.

Commissions

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Commissions revenue ($ millions):
Mutual funds	$866.0	$856.0	$766.2	1%	12%
Equities	447.5	393.0	322.7	14%	22%
Insurance	385.2	326.7	271.6	18%	20%
Corporate Bonds	—	0.1	0.4	-100%	-75%

Total commissions revenue	$1,698.7	$1,575.8	$1,360.9	8%	16%

Related metrics:
Client dollars invested ($ billions)	$65.3	$61.0	$53.2	7%	15%
Margin per $1,000 invested	$26.00	$25.90	$25.60	0%	1%
U.S. business days	252	252	252	0%	0%

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions revenue increased 8% in 2011 to $1.7 billion and 16% in 2010 to $1.6 billion primarily due to increases in commission generating transactions in equities and insurance in both years. 2010 also benefited from an increase in mutual funds revenue. These increases were primarily the result of higher trading volumes causing increases in client dollars invested and margins earned per $1,000 invested in commission generating transactions in both 2011 and 2010. Higher trading volumes are typically experienced in times of increased volatility in the markets, such as 2011, which was caused by the debt ceiling crisis, a downgrade of the U.S. credit rating and concerns over European debt. In 2010, the higher trading volume was a result of the rebound in asset values that began in mid-2009 and continued throughout 2010, improving year-over-year results.

Principal Transactions

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Principal transactions revenue ($ millions):
Municipal bonds	$212.6	$239.5	$262.0	-11%	-9%
Corporate bonds	35.2	43.5	67.2	-19%	-35%
Certificates of deposit	13.5	14.8	31.5	-9%	-53%
Unit investment trusts	11.0	7.4	6.1	49%	21%
Government bonds	5.9	8.9	20.2	-34%	-56%
Collateralized mortgage obligations	3.5	6.3	9.9	-44%	-36%
Net inventory gains	2.5	0.4	1.2	525%	-67%

Total principal transactions revenue	$284.2	$320.8	$398.1	-11%	-19%

Related metrics:
Client dollars invested ($ billions)	$18.0	$20.2	$28.0	-11%	-28%
Margin per $1,000 invested	$15.70	$15.80	$14.20	-1%	11%
U.S. business days	252	252	252	0%	0%

Principal transactions revenue decreased 11% in 2011 to $284.2 million and 19% in 2010 to $320.8 million which is primarily reflected in decreases in revenue from municipal bonds and corporate bonds in both years as well as a decrease in revenue from certificates of deposit in 2010. These decreases were primarily attributable to lower client dollars invested in products that resulted in principal transactions revenue in 2011 and 2010. However, in 2010, these decreases were partially offset by an increase in margin earned on principal transactions revenue for each $1,000 invested. The decreases in client dollars invested were the result of global credit concerns and low interest rate environments in 2011 and 2010. The increase in margin per $1,000 invested in 2010 was primarily due to a shift in product mix away from certificates of deposit. In 2009, clients were investing more in shorter term fixed-income products such as certificates of deposit when the equity markets were more volatile, and then moved away from these products in 2010 as the equity markets began to recover.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Investment banking revenue ($ millions):
Distribution	$125.9	$166.5	$127.1	-24%	31%
Underwriting	27.2	42.1	56.7	-35%	-26%

Total investment banking revenue	$153.1	$208.6	$183.8	-27%	13%

Related metrics:
Client dollars invested ($ billions)	$5.1	$6.6	$5.9	-23%	12%
Margin per $1,000 invested	$29.90	$31.60	$31.30	-5%	1%
U.S. business days	252	252	252	0%	0%

Investment banking revenue decreased 27% in 2011 to $153.1 million and increased 13% in 2010 to $208.6 million. The decrease in 2011 was primarily due to decreased revenue from both the distribution and underwriting of securities, obligations and unit investment trusts primarily caused by a 23% decrease in client dollars invested in investment banking activities. Client dollars invested in investment banking activities were lower in 2011 due to a decreased supply of taxable municipal bonds and lower interest rates, which caused a shift in client interest primarily away from municipal bonds and unit investment trusts towards equity securities. In 2010, the increase in investment banking revenue was primarily due to an increase in revenue from distribution activities, partially offset by a decrease in revenue from underwriting activities. The 2010 increase in revenue from distribution activities was primarily caused by a 12% increase in client dollars invested in investment banking activities resulting from increased demand for traditional tax free trusts and taxable municipal bonds, as well as the introduction of a new product partner for unit investment trusts. The 2010 decrease in revenue from underwriting activities resulted from a lower volume of taxable debt underwritings.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 21% in 2011 to $2.3 billion and 30% in 2010 to $1.9 billion. A discussion specific to each component of fee revenue follows.

Asset-based

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Asset-based fee revenue ($ millions):
Advisory programs fees	$849.6	$543.9	$192.8	56%	182%
Service fees	765.0	693.9	579.7	10%	20%
Revenue sharing	129.0	119.0	110.8	8%	7%
Trust fees	23.9	19.6	14.2	22%	38%
Cash solutions	9.4	20.9	69.9	-55%	-70%

Total asset-based fee revenue	$1,776.9	$1,397.3	$967.4	27%	44%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$305.3	$274.0	$216.6	11%	27%
Advisory programs	63.6	40.8	15.0	56%	172%
Insurance	50.4	44.8	36.4	13%	23%
Cash solutions	17.8	18.8	21.4	-5%	-12%

Total client asset values	$437.1	$378.4	$289.4	16%	31%

(1)	Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the years ended December 31, 2011, 2010 and 2009.

Asset-based fee revenue increased 27% in 2011 to $1.8 billion and 44% in 2010 to $1.4 billion primarily due to increases in advisory programs fees and service fees. Advisory programs fee revenue, which includes Advisory Solutions, Managed Account Program and Portfolio Program fee revenue, increased 56% in 2011 and 182% in 2010 primarily due to continued investment of client dollars into the advisory programs and market appreciation of asset values. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership. Service fee revenue increased in both 2011 and 2010 primarily due to increases in the market value of the underlying assets and client activity.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$289.1	$273.7	$269.5	6%	2%
Retirement account fees	136.9	132.7	128.6	3%	3%
Other account and activity fees	96.9	96.9	91.5	0%	6%

Total account and activity fee revenue	$522.9	$503.3	$489.6	4%	3%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	17.1	15.8	15.4	8%	3%
Retirement accounts	3.5	3.4	3.2	3%	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue increased 4% in 2011 to $522.9 million and 3% in 2010 to $503.3 million primarily due to increases in revenue from sub-transfer agent services and retirement account services primarily caused by year-over-year increases in the respective number of average holdings serviced and accounts, respectively. In addition, the 2010 increase was also caused by net increases in various other types of fees including mortgage revenue, proxy revenue, dividend reinvestment fees, transaction fees and other fees.

Net Interest and Dividends

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest and dividends revenue ($ millions):
Client loan interest	$115.2	$112.7	$100.0	2%	13%
Short-term investing interest	7.4	9.9	6.7	-25%	48%
Other interest and dividends	7.5	4.2	5.9	79%	-29%
Interest expense	(67.6)	(56.3)	(57.6)	20%	-2%

Total net interest and dividends revenue	$62.5	$70.5	$55.0	-11%	28%

Related metrics ($ millions):
Average aggregate client loan balance	$2,213.9	$2,144.3	$1,921.9	3%	12%
Average rate earned	5.20%	5.26%	5.20%	-1%	1%
Average funds invested	$4,815.0	$4,046.8	$3,150.2	19%	28%
Average rate earned	0.15%	0.24%	0.21%	-38%	14%
Weighted average $1,000 equivalent limited partnership units outstanding	668,450	455,949	471,597	47%	-3%

Net interest and dividends revenue decreased 11% in 2011 to $62.5 million primarily due to an increase in interest expense partially offset by an increase in other interest and dividends. In 2010, net interest and dividends revenue increased 28% to $70.5 million primarily due to increases in client loan and short-term investing interest.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest expense increased in 2011 primarily due to an increase ($15.9 million) in the minimum 7.5% annual return on the additional limited partnership interests resulting from the limited partnership offering completed in January 2011. This increase was partially offset by a decrease in debt interest expense in 2011 of $4.9 million (25%), due to lower average debt balances outstanding caused by debt repayments during the current year.

Interest income from client loans increased 2% and 13% in 2011 and 2010, respectively, primarily due to increases in average aggregate client loans. Collateral held in client accounts with loan balances decreased 2% to $9.8 billion in 2011 and increased 5% to $9.9 billion in 2010. Collateral held in client accounts can fluctuate due to market conditions or the withdrawal of securities, provided the client remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on client loan balances were less than $100,000 during 2011, 2010 and 2009.

Interest income from short-term, primarily overnight investments, of cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 25% in 2011 primarily due to a decrease in rates earned on these types of investments and increased 48% in 2010 primarily due to an increase in average funds invested and rates earned on these types of investments. The related average funds invested increased 19% and 28% in 2011 and 2010, respectively. These funds included $3.9 billion, $3.0 billion and $2.3 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3 as of December 31, 2011, 2010 and 2009, respectively. The average rate earned on total funds invested decreased 38% to 0.15% in 2011 and increased 14% to 0.24% in 2010. The average rate earned on the segregated funds invested decreased 44% to 0.14% during 2011 and increased 7% to 0.25% during 2010. See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue decreased 62% to $11.6 million in 2011 and 14% to $30.5 million in 2010. The decreases in both years are primarily attributable to decreases in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. In addition, the Partnership received $3.7 million in transitional services revenue during 2010 causing a decrease in other revenue in 2011 and an increase in 2010. This transitional services revenue resulted from the Transitional Services Agreement related to the sale of the Partnership’s U.K. subsidiary, further described in Note 2 to the Consolidated Financial Statements.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating expenses ($ millions):
Compensation and benefits	$2,940.1	$2,643.7	$2,215.8	11%	19%
Occupancy and equipment	356.6	343.3	319.0	4%	8%
Communications and data processing	289.4	290.1	285.9	0%	1%
Payroll and other taxes	171.1	159.9	140.7	7%	14%
Advertising	54.2	55.7	48.4	-3%	15%
Postage and shipping	48.5	49.8	50.4	-3%	-1%
Clearance fees	12.6	11.6	13.1	9%	-11%
Other operating expenses	155.6	159.9	148.5	-3%	8%

Total operating expenses	$4,028.1	$3,714.0	$3,221.8	8%	15%

Related metrics:
Number of branches
At period end	11,408	11,375	11,182	0%	2%
Average	11,394	11,306	11,126	1%	2%
Financial advisors:
At period end	12,242	12,616	12,615	-3%	0%
Average	12,359	12,694	12,164	-3%	4%
Branch employees(1):
At period end	12,889	13,002	12,310	-1%	6%
Average	13,130	12,665	12,062	4%	5%
Home office employees(1):
At period end	4,933	4,898	4,834	1%	1%
Average	4,919	4,866	4,817	1%	1%
Home office employees(1) per 100 financial advisors (average)	39.8	38.3	39.6	4%	-3%
Branch employees(1) per 100 financial advisors (average)	106.2	99.8	99.2	6%	1%
Average operating expenses per financial advisor(2)	$166,096	$159,000	$159,849	4%	-1%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 8% in 2011 to $4.0 billion and 15% in 2010 to $3.7 billion primarily due to increases in compensation and benefits and related payroll taxes.

Total compensation and benefits costs increased 11% in 2011 and 19% in 2010, primarily due to increases in financial advisor compensation and variable compensation.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 12% ($176.0 million) and 22% ($251.9 million) in 2011 and 2010, respectively. These increases are primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. In both 2011 and 2010, financial advisor salary and subsidy decreased 20% ($27.5 million) and 18% ($29.6 million), respectively, due to fewer financial advisor hires participating in these compensation programs. The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

To help address this issue, effective January 2011, the Partnership raised the base pay to better recruit certain financial advisors. However, financial advisor growth remains a challenge for the Partnership, as the number of financial advisors has decreased in 2011 compared to 2010.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 38% ($103.7 million) in 2011 and 154% ($166.4 million) in 2010.

In 2011 and 2010, home office salary and fringe benefit expense increased 2% ($6.7 million) and 1% ($2.4 million), respectively, and branch salary and fringe benefit expense increased 8% ($37.2 million and $33.4 million, respectively) in both years primarily due to wage increases, increases in fringe benefits expense caused by increased healthcare costs, and increases in personnel to support increased productivity of the Partnership’s financial advisor network. In addition, effective April 1, 2010, the Partnership lifted its salary freeze implemented as a result of overall market conditions on April 1, 2009. This resulted in approximately $9.0 million of additional annual expense during 2010 as compared to 2009, related to branch and home office employees. On a full-time equivalent (“FTE”) basis, the average number of the Partnership’s home office employees increased 1% in both 2011 and 2010 and branch employees increased 4% in 2011 and 5% in 2010. As of December 31, 2011, the Partnership had 12,889 branch employees, a decrease of 113 employees from December 31, 2010 due to fewer part time employees.

The remaining operating expenses increased 2% ($17.7 million) in 2011 and 6% ($40.0 million) in 2010 primarily due to increased payroll taxes due to the above noted increases in compensation and an increase in occupancy and equipment costs primarily due to increased rent expense.

The Partnership uses the ratios of the number of home office employees to the number of financial advisors, the number of branch employees per 100 financial advisors and average operating expenses per financial advisor as key metrics in managing its costs. Average home office employees per 100 financial advisors increased 4% in 2011 and decreased 3% in 2010. The 2011 increase was primarily the impact of the 3% decrease in the number of financial advisors, as the number of home office employees only increased 1%. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Lack of growth in the number of financial advisors in 2012 could result in growing home office compensation costs at a faster rate than financial advisors, which would cause the average operating expense per financial advisor to increase. In 2010, the decrease in the average home office employee per 100 financial advisors ratio was the result of the Partnership’s cost management strategy noted above. In 2011 and 2010, average branch employees per 100 financial advisors increased 6% and 1%, respectively. These increases were due to growth in branch employees at a higher rate than the growth in financial advisors. This is the result of increased branch employee hours in support of increased financial advisor productivity. In 2011, average operating expenses per financial advisor increased 4%, primarily due to increases in home office employees’ wages and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors. The 1% decrease in 2010 in average operating expenses per financial advisor was primarily caused by the increase in average financial advisors in 2010.

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

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its clients.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, home office and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership’s profitability as well as the performance of the individual segments. As such, both income from continuing operations and income before variable compensation are considered in evaluating each reportable segment’s financial performance.

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

	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net revenue:
United States of America	$4,324.5	$3,939.8	$3,367.0	10%	17%
Canada	185.4	167.0	123.4	11%	35%

Total net revenue	4,509.9	4,106.8	3,490.4	10%	18%
Operating expenses (excluding variable compensation):
United States of America	3,468.6	3,261.7	2,957.3	6%	10%
Canada	181.2	177.7	156.3	2%	14%

Total operating expenses	3,649.8	3,439.4	3,113.6	6%	10%
Pre-variable income (loss):
United States of America	855.9	678.1	409.7	26%	66%
Canada	4.2	(10.7)	(32.9)	139%	67%

Total pre-variable income	860.1	667.4	376.8	29%	77%
Variable compensation:
United States of America	366.7	266.1	106.0	38%	151%
Canada	11.6	8.5	2.2	36%	286%

Total variable compensation	378.3	274.6	108.2	38%	154%
Income (loss) before allocation to partners:
United States of America	489.2	412.0	303.7	19%	36%
Canada	(7.4)	(19.2)	(35.1)	61%	45%

Total income before allocation to partners	$481.8	$392.8	$268.6	23%	46%

Client assets under care ($ billions):
United States of America
At period end	$576.4	$557.3	$502.5	3%	11%
Average	$570.5	$521.9	$444.6	9%	17%
Canada
At period end	$14.8	$15.3	$13.0	-3%	18%
Average	$15.6	$13.9	$10.8	12%	29%
Financial advisors:
United States of America
At period end	11,622	11,980	11,927	-3%	0%
Average	11,740	12,016	11,500	-2%	4%
Canada
At period end	620	636	688	-3%	-8%
Average	619	677	664	-9%	2%

United States of America

Net revenue increased 10% and 17% in 2011 and 2010, respectively, primarily due to increases in asset-based fee revenue of 27% ($379.6 million) in 2011 and 45% ($429.9 million) in 2010 and increases in trade revenue of 1% ($30.8 million) in 2011 and 8% ($162.4 million) in 2010. U.S. asset-based fee revenue increased in both years primarily due to increases in advisory program fee revenue of 56% ($305.7 million) in 2011 and 182% ($351.1 million) in 2010 primarily caused by significant growth of average client assets under care in advisory programs.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, service fee revenue increased 10% ($71.1 million) and 20% ($114.2 million) in 2011 and 2010, respectively, as increased equity market values in each year lifted the average asset values on which service fees are earned. U.S. trade revenue increased in both 2011 and 2010 primarily due to higher margins earned on each $1,000 invested by clients and increased client dollars invested year-over-year.

U.S. operating expenses (excluding variable compensation) increased 6% in 2011 and 10% in 2010 primarily due to increases in financial advisor compensation and home office and branch salary and fringe benefits. These increases were partially offset by decreases in financial advisor salary and subsidy expense. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Home office and branch salary and fringe benefits expense increased due to wage increases, increases in fringe benefits expense caused by higher healthcare costs and increased personnel to support increased productivity of the Partnership’s financial advisor network. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue increased 11% and 35% in 2011 and 2010, respectively, primarily due to increases in asset-based fee revenue of 22% ($8.9 million) in 2011 and 39% ($11.4 million) in 2010 and increases in trade revenue of 6% ($6.1 million) in 2011 and 28% ($23.1 million) in 2010. Canada asset-based fee revenue increased in both 2011 and 2010 due to the increases in average asset values on which these fees are earned, mostly due to the overall improved market conditions year-over-year. Canada trade revenue increased in 2011 primarily the result of increased client dollars invested and increased in 2010 primarily due to higher margins earned on each $1,000 invested by clients.

Operating expenses (excluding variable compensation) increased 2% in 2011 and 14% in 2010 primarily due to increases in financial advisor compensation caused by increases in trade and asset-based fee revenue on which financial advisor commissions are paid and increases in home office and branch salary and fringe benefits resulting from increased personnel to support increased productivity of the Partnership’s financial advisor network. These increases were partially offset by decreases in financial advisor salary and subsidy, which decreased due to fewer financial advisor hires participating in these compensation programs.

As a result, the pre-variable income (loss) for the Canadian business segment continues to improve from losses of $10.7 million and $32.9 million in 2010 and 2009, respectively to income of $4.2 million in 2011. These improvements to the financial results of the Canadian business segment are due in part to the Partnership’s focus on the Canada Plan to Profitability. The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements, launched throughout 2010. Expense reduction efforts put into place throughout 2010 included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts. These initiatives put into place throughout 2010 have improved the financial results of the Canadian business segment for 2011 as compared to 2010, as well as 2010 as compared to 2009.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

However, the fact that the Partnership has had fewer financial advisor recruits in Canada and a further decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

The Partnership announced during the third quarter of 2011 that Gary Reamey, who led the Canadian business segment since its inception in 1994, has decided to retire at the end of 2012 and therefore has stepped down as country leader effective January 1, 2012. Gary Reamey will remain with the Partnership as a member of the Executive Committee and a senior partner through 2012, at which point he will retire after 35 years of service. David Lane assumed responsibility as leader of the Canadian business segment and joined the Management Committee in 2012. David Lane joined the Partnership in 1986 and previously held various leadership roles including responsibility for Canadian Financial Advisor Recruiting, Training and Development.

REGULATORY REFORM

Financial Services Regulatory Reform. The SEC is responsible for implementing a series of regulatory initiatives under the Dodd-Frank Act. Among numerous other provisions, Section 913 of the Dodd-Frank Act directed the SEC to study existing practices in the industry and grants the SEC discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients and such other clients as the SEC provides by rule. On January 21, 2011, the SEC issued the mandated study with a recommendation that there should be a uniform standard of conduct for broker-dealers and investment advisers. To date, the SEC has not yet issued any rules in connection with the study and the Partnership cannot predict if or when any changes in such rules will be passed or the effect of any such changes. For further discussion of this Act, see “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors section.

Trust Reform and the Volcker Rule. The Partnership has requested that the FRB deregister it as a SLHC and has received a temporary exemption from the FRB from submitting the FRB regulatory reports. The Partnership anticipates that this request will be approved and is preparing for supervision and regulation of the Partnership as a holding company by the OCC. If the request is not approved, the Partnership could become subject to what is commonly referred to as the “Volcker Rule,” which was jointly proposed in October 2011 by the SEC, the Federal Deposit Insurance Corporation, the FRB, and the OCC. The proposed Volcker Rule has the stated purpose of generally prohibiting certain banking entities from engaging in proprietary trading or sponsoring or investing in a hedge fund or private equity fund. At this time, it is unclear what impact the proposed Volcker Rule would have on the financial services industry, the Partnership and its operations if adopted and applicable to the Partnership. However, the Partnership continues to review and evaluate the proposed Volcker Rule to determine what impact or potential impact it may have.

Rule 12b-1 Fees. The Partnership receives various payments in connection with the purchase, sale and holding of mutual fund shares by its clients. Those payments include “Rule 12b-1 fees” and expense reimbursements. Rule 12b-1, under the ICA, allows a mutual fund to pay distribution and marketing expenses out of the fund’s assets. The SEC currently does not limit the size of Rule 12b-1 fees that funds may pay. FINRA does impose such limitations. However, on July 21, 2010 the SEC proposed reform of Rule 12b-1. The proposal called for the rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results related to this proposed reform of Rule 12b-1. For further information on the amount of Rule 12b-1 fees (i.e., service fees) earned by the Partnership, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 70%, 66% and 60% of its total revenue from sales and services related to mutual fund and annuity products in 2011, 2010 and 2009, respectively. In addition, the Partnership derived 19%, 21% and 25% of its total revenue in 2011, 2010 and 2009, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership completed a limited partnership offering on January 3, 2011 with $223.6 million limited partner capital accepted. The Partnership is using the proceeds of the limited partnership offering for working capital and general corporate purposes, as needed.

The Partnership’s capital subject to mandatory redemption at December 31, 2011, net of reserve for anticipated withdrawals, was $1.8 billion, an increase of $261.6 million from December 31, 2010, which includes the proceeds of the limited partnership offering discussed above. The increase in the Partnership’s capital subject to mandatory redemption is primarily due to the retention of general partner earnings ($83.2 million) and the issuance of limited partner, subordinated limited partner and general partner interests ($223.6 million, $35.2 million and $103.7 million, respectively), offset by redemption of limited partner, subordinated limited partner and general partner interests ($12.7 million, $1.7 million and $82.8 million, respectively) and partnership loans outstanding ($86.9 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 20% to 30% of income allocated to general partners. Beginning in 2011, the Partnership decreased the amount of retention to approximately 23% from 28% of net income allocated to general partners. If individual income tax rates increase, the Partnership may, in the future, decrease the percentage of retained net income further. During the years ended December 31, 2011, 2010 and 2009, the Partnership retained 23.0%, 27.6% and 26.6%, respectively, of income allocated to general partners.

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

Partnership capital consists of capital contributions made by individual limited partners, general partners and subordinated limited partners of the Partnership. Effective January 2011, general partners may elect to finance a portion or all of their purchase of general partnership interests through loans made available from the Partnership.

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

Any purchases of partnership interests financed through banks are unsecured bank loan agreements and are between the individual and the bank. The bank loans of the individual general and subordinated limited partners, obtained for new general or subordinated limited partner capital purchases prior to 2011, were one year term loans due on February 24, 2012, which were subsequently renewed with one year term loans due on February 22, 2013. These loans are subject to annual renewal and have no required principal payments prior to maturity. The current bank loans of the individual limited partners are primarily due on January 2, 2014 and also have no required principal payments prior to that time. The Partnership does not guarantee these bank loans nor can the individual general, subordinated limited or limited partners pledge their partnership interest as collateral for the bank loan.

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

	As of December 31, 2011
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1) :
Total partnership capital	$662,226	$255,414	$927,578	$1,845,218

Partnership capital owned by partners with individual loans	$381,485	$425	$418,600	$800,510

Partnership capital owned by partners with individual loans as a percent of total partnership capital	57.6%	0.2%	45.1%	43.4%
Individual loans:
Individual bank loans	$100,447	$191	$75,650	$176,288
Individual partnership loans	—	—	86,853	86,853

Total individual loans	$100,447	$191	$162,503	$263,141

Individual loans as a percent of total partnership capital	15.2%	0.1%	17.5%	14.3%
Individual loans as a percent of partnership capital owned by partners with individual loans	26.3%	44.9%	38.8%	32.9%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of individual partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2011 and 2010, are as follows:

($ in thousands)	2011	2010
Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000
Uncommitted credit facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320.0 million committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was put in place to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395 million committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day-advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same-day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1.2 billion plus 50% of subsequent net issuances of partnership capital. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2011, the Partnership’s uncommitted lines of credit were reduced by $50.0 million by a bank participating in the Partnership’s agreement for the 2011 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit to $595.0 million. Subsequent to December 31, 2011, the Partnership’s uncommitted bank lines of credit were further reduced by $150 million by a bank reducing its exposure in the U.S. market. As of March 30, 2012, the Partnerships aggregated uncommitted bank lines of credit amounted to $445 million. In addition, the Partnership became aware that, effective May 25, 2012, the Partnership’s uncommitted bank lines of credit will be further reduced by $30 million by another bank. This decision is unrelated to the Partnership’s creditworthiness.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Actual borrowing availability on the secured lines is based on client margin securities and Partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of December 31, 2011 and 2010. In addition, the Partnership did not have any draws against these lines of credits during the year ended December 31, 2011. The Partnership had two overnight draws against these lines of credit during the year ended December 31, 2010 in the amounts of $114.0 million and $40.0 million.

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30.0 million for purchases of office equipment. The Partnership borrowed the entire $30.0 million under this financing agreement. On November 1, 2011, the Partnership re-paid the outstanding principal and accrued interest on this financing agreement, which was prior to the final maturity date of October 1, 2014. The final payment of $18.3 million terminated this note payable.

In addition, the Partnership also entered into a $36.4 million fixed rate mortgage in 2009, collateralized by a home office building and related parking garage located on its St. Louis, Missouri, north campus location. On June 6, 2011, the Partnership re-paid the outstanding principal and accrued interest of $34.6 million on the fixed rate mortgage, which was prior to the final maturity date of December 22, 2012. This final payment terminated this note payable.

In 2011, the Partnership paid the final installment on the 7.79% capital notes in the amount of $3.7 million. This payment terminated the 7.79% capital notes. As a result, only the 7.33% capital notes remain with an outstanding balance of $150 million as of December 31, 2011.

As of December 31, 2011, the Partnership is in compliance with all covenants related to its outstanding debt agreements. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of December 31, 2011, the Partnership had $819.5 million in cash and cash equivalents and $676.4 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.5 billion of Partnership liquidity as of December 31, 2011, a 50% ($0.5 billion) increase from $1.0 billion at December 31, 2010. In addition, the Partnership also had $4.5 billion and $3.6 billion in cash and investments segregated under federal regulations as of December 31, 2011 and 2010, respectively, which was not available for general use.

During 2011, cash and cash equivalents of $819.5 million increased $731.9 million from $87.6 million as of December 31, 2010. This is primarily a result of the Partnership electing to leave more funds in cash and cash equivalents, that otherwise would have been invested in securities purchased under agreements to resell, due to the unlimited deposit insurance coverage currently being offered (under the Dodd-Frank Act) for non-interest bearing accounts at Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions through December 31, 2012. In some cases, the banks will offer a credit for these uninvested cash balances that can be used to offset other bank fees, which is reflected as a reduction to other operating expenses in the Partnership’s Consolidated Statements of Income.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash provided by operating activities was $1.1 billion for the year ended December 31, 2011. The primary sources of cash provided by operating activities include income before allocations to partners ($481.8 million) adjusted for depreciation expense ($90.6 million) and a net increase in assets ($589.2 million) and a net increase in liabilities ($1.1 billion). During 2011, cash used in investing activities was $54.2 million consisting of capital expenditures supporting the growth of the Partnership’s operations. During 2011, cash used in financing activities was $294.6 million, consisting primarily of partnership withdrawals and distributions ($359.5 million), repayment of debt ($113.6 million) and redemption of partnership interests ($97.2 million), partially offset by issuance of partnership interests ($270.8 million) and repayment of general partnership loans ($4.8 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements. As of December 31, 2011, Edward Jones’ net capital of $722.6 million was 32.8% of aggregate debit items and its net capital in excess of the minimum required was $678.6 million. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items was 30.6%. Net capital and the related capital percentage may fluctuate on a daily basis. As of December 31, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $42.5 million was $39.9 million in excess of the capital required to be held by IIROC. In addition, EJTC was in compliance with regulatory capital requirements in the jurisdiction in which it operates.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table summarizes the Partnership’s long-term financing commitments and obligations, as of December 31, 2011. Subsequent to December 31, 2011, these commitments and obligations may have fluctuated based on the changing business environment. The interest on financing commitments is based upon the stated rates of the underlying instruments, which range from 7.28% to 7.33%. For further disclosure regarding long-term debt, liabilities subordinated to claims of general creditors and rental commitments, see Notes 9, 10 and 15, respectively, to the Consolidated Financial Statements.

(Dollars in thousands)			Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$997	$1,073	$1,153	$1,240	$1,333	$704	$6,500
Liabilities subordinated to claims of general creditors	50,000	50,000	50,000	—	—	—	150,000
Interest on financing commitments[1]	9,603	5,863	2,117	198	104	15	17,900
Rental commitments	128,445	34,173	23,029	17,400	12,601	49,477	265,125

Total financing commitments and obligations	$189,045	$91,109	$76,299	$18,838	$14,038	$50,196	$439,525

[1]	Interest paid may vary depending on timing of principal payments in addition to changes in variable interest rates on underlying obligations.

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2011 (see Note 8 to the Consolidated Financial Statements). Additionally, the Partnership would incur termination fees of $82.1 million in 2012 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in accordance with U.S. GAAP, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

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

Legal Reserves. The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 16 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

PART II

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Included in Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk and in the notes to the financial statements (see Note 1 to the Consolidated Financial Statements), are additional discussions of the Partnership’s accounting policies.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Partnership will adopt ASU 2011-04 as of the effective date. Adoption is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.2 billion and $4.8 billion for the year ended December 31, 2011, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $57 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $7 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 15 basis points (0.15%) in 2011, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $90 million for the years ended December 31, 2011 and 2010 and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

As of the end of the Partnership’s 2011 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2011 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.

PART II

Item	8. Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying Consolidated Statements Of Financial Condition and the related Consolidated Statements of Income, of Changes in Partnership Capital Subject To Mandatory Redemption and of Cash Flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the “Partnership”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

March 30, 2012

PART II

Item	8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	December 31,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents	$819,506	$87,584

Cash and investments segregated under federal regulations	4,472,526	3,614,163

Securities purchased under agreements to resell	676,448	955,209

Receivable from:
Clients	2,353,308	2,318,306
Brokers, dealers and clearing organizations	252,410	239,520
Mutual funds, insurance companies and other	151,402	142,480

Securities owned, at fair value
Inventory securities	74,666	81,175
Investment securities	104,502	93,411

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	579,439	615,036
Other assets	99,379	94,266

TOTAL ASSETS	$9,583,586	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item	8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (cont.)

LIABILITIES

	December 31,	December 31,
(Dollars in thousands)	2011	2010
Payable to:
Clients	$6,727,090	$5,606,760
Brokers, dealers and clearing organizations	80,247	59,233

Securities sold, not yet purchased, at fair value	7,586	6,704

Accrued compensation and employee benefits	540,416	506,221

Accounts payable and accrued expenses	165,970	187,162

Long-term debt	6,500	66,397

	7,527,809	6,432,477

Liabilities subordinated to claims of general creditors	150,000	203,700

Commitments and contingencies (Notes 15 and 16)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,758,365	1,496,725

Reserve for anticipated withdrawals	147,412	108,248

Total partnership capital subject to mandatory redemption	1,905,777	1,604,973

TOTAL LIABILITIES	$9,583,586	$8,241,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item	8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands,	For the Years Ended December 31,
except per unit information)	2011	2010	2009
Revenue:
Trade revenue
Commissions	$1,698,687	$1,575,852	$1,360,927
Principal transactions	284,231	320,777	398,108
Investment banking	153,100	208,615	183,797

Total trade revenue	2,136,018	2,105,244	1,942,832
Fee revenue
Asset-based	1,776,883	1,397,333	967,386
Account and activity	522,898	503,264	489,605

Total fee revenue	2,299,781	1,900,597	1,456,991
Interest and dividends	130,150	126,769	112,637
Other revenue	11,553	30,489	35,558

Total revenue	4,577,502	4,163,099	3,548,018
Interest expense	67,641	56,323	57,599

Net revenue	4,509,861	4,106,776	3,490,419
Operating expenses:
Compensation and benefits	2,940,088	2,643,683	2,215,791
Occupancy and equipment	356,555	343,305	318,953
Communications and data processing	289,358	290,070	285,870
Payroll and other taxes	171,125	159,916	140,683
Advertising	54,201	55,677	48,389
Postage and shipping	48,487	49,848	50,431
Clearance fees	12,564	11,562	13,130
Other operating expenses	155,700	159,930	148,534

Total operating expenses	4,028,078	3,713,991	3,221,781

Income from continuing operations	481,783	392,785	268,638
Loss from discontinued operations (Note 2)	—	—	(104,331)

Income before allocations to partners	481,783	392,785	164,307
Allocations to partners:
Limited partners	69,960	43,803	19,543
Subordinated limited partners	50,292	41,720	16,530
General partners	361,531	307,262	128,234

Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$104.66	$96.07	$41.44

Weighted average $1,000 equivalent limited partnership units outstanding	668,450	455,949	471,597

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item	8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

		Subordinated
	Limited	Limited	General
	Partnership	Partnership	Partnership
(Dollars in thousands)	Capital	Capital	Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2008	$504,048	$182,313	$788,954	$1,475,315

Reserve for anticipated withdrawals	(21,682)	(5,380)	(35,558)	(62,620)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2008	$482,366	$176,933	$753,396	$1,412,695
Issuance of partnership interests	—	25,312	—	25,312
Redemption of partnership interests	(19,365)	(6,304)	(9,885)	(35,554)
Income allocated to partners	19,543	16,530	128,234	164,307
Withdrawals and distributions	(6,807)	(13,558)	(79,583)	(99,948)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528
Issuance of partnership interests	—	35,984	—	35,984
Redemption of partnership interests	(11,652)	(9,957)	(38,982)	(60,591)
Income allocated to partners	43,803	41,720	307,262	392,785
Withdrawals and distributions	(15,598)	(26,273)	(157,862)	(199,733)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725
Issuance of partnership interests	223,560	35,182	12,097	270,839
Issuance of partnership interests through partnership loans	—	—	91,693	91,693
Redemption of partnership interests	(12,683)	(1,736)	(82,772)	(97,191)
Income allocated to partners	69,960	50,292	361,531	481,783
Withdrawals and distributions	(26,482)	(34,623)	(190,114)	(251,219)

Total partnership capital, including capital financed with partnership loans	705,704	271,083	1,015,843	1,992,630
Partnership loans outstanding	—	—	(86,853)	(86,853)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item	8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	481,783	392,785	164,307
Depreciation and amortization	90,609	98,187	93,076
Loss on sale of subsidiary	—	—	70,000
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(858,363)	(802,009)	(665,790)
Securities purchased under agreements to resell	278,761	(188,932)	587,723
Net payable to clients	1,085,328	723,968	(27,118)
Net receivable from brokers, dealers and clearing organizations	8,124	(26,795)	135,338
Receivable from mutual funds, insurance companies and other	(8,922)	7,051	(25,797)
Securities owned, net	(3,700)	(11,151)	(28,000)
Other assets	(5,113)	(18,079)	736
Accrued compensation and employee benefits	34,195	125,674	63,742
Accounts payable and accrued expenses	(21,974)	14,221	6,530

Net cash provided by operating activities	1,080,728	314,920	374,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(54,230)	(95,653)	(213,801)
Proceeds from sale of subsidiary	—	—	10,160
Cash retained by sold subsidiary	—	—	(23,121)

Net cash used in investing activities	(54,230)	(95,653)	(226,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of bank loans	—	—	45,000
Repayment of bank loans	—	(58,000)	(30,000)
Issuance of long-term debt	—	14,806	51,593
Repayment of long-term debt	(59,897)	(7,709)	(1,385)
Repayment of subordinated liabilities	(53,700)	(53,700)	(3,700)
Issuance of partnership interests	270,839	35,984	25,312
Redemption of partnership interests	(97,191)	(60,591)	(35,554)
Withdrawals and distributions from partnership capital	(359,467)	(230,017)	(162,568)
Repayment of general partnership loans	4,840	—	—

Net cash used in financing activities	(294,576)	(359,227)	(111,302)

Net increase (decrease) in cash and cash equivalents	731,922	(139,960)	36,683
CASH AND CASH EQUIVALENTS
Beginning of year	87,584	227,544	190,861

End of year	$819,506	$87,584	$227,544

Cash paid for interest	$67,904	$56,403	$57,868

Cash paid for taxes (Note 13)	$5,087	$4,043	$3,134

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$1,371	$2,153	$4,812

Issuance of general partnership interests through partnership loans	$91,693	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item	8. Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit information)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the twelve month periods ended November 30, 2011, 2010 and 2009 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2011, 2010 and 2009, see Note 17 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

On November 12, 2009, Edward Jones completed the sale of the issued and outstanding shares of its United Kingdom (“U.K.”) subsidiary, Edward Jones Limited (“EDJ Limited”). EDJ Limited is presented as a discontinued operation for all periods prior to the completion of the sale. All other information contained in these Consolidated Financial Statements is presented on a continuing operations basis unless otherwise noted. See Note 2 to the Consolidated Financial Statements for further details on this sale.

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

Transaction Risk. The Partnership’s securities activities involve execution, settlement and financing of various securities transactions for clients. The Partnership may be exposed to risk of loss in the event clients, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For transactions in which it extends credit to clients, the Partnership seeks to control the risks associated with these activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, the Partnership’s Canadian broker-dealer may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to mitigate the credit risk that exists with the deposits in excess of insured amounts.

Revenue Recognition. The Partnership’s commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis. The Partnership classifies its revenue into the following categories:

Commissions revenue consists of charges to clients for the purchase or sale of listed and unlisted securities, insurance products and mutual fund shares.

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate securities, municipal obligations, government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit.

Investment banking revenue is derived from the Partnership’s underwriting of corporate securities and municipal obligations and distribution of U.S. government obligations and unit investment trusts on behalf of issuers.

Asset-based fee revenue is derived from fees determined by the underlying value of client assets. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including Edward Jones Advisory Solutions (“Advisory Solutions”), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program. The Partnership expanded its Advisory Solutions program in the second quarter of 2011 to include Unified Managed Account (“UMA”) models. The UMA models offer an expanded level of portfolio management expertise for eligible accounts.

The Partnership also earns asset-based fee revenue through service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s clients’ assets invested in those companies’ products, including revenue related to the Partnership’s ownership interest in Passport Research Ltd., the advisor to the Edward Jones Money Market Funds.

Account and activity fee revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and retirement account fees primarily consisting of self-directed IRA custodian account fees. This revenue category also includes other activity-based fee revenue from clients, mutual fund companies and insurance companies.

PART II

Item	8. Financial Statements and Supplementary Data, continued

Interest and dividend revenue is earned on margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, interest on partnership loans for general partnership interests, inventory securities and investment securities.

The Partnership derived from one mutual fund vendor 19%, 21% and 25% of its total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

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

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, also known as the “exit price”. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The Partnership’s financial assets and financial liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

PART II

Item	8. Financial Statements and Supplementary Data, continued

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended December 31, 2011 and 2010. In addition, there were no transfers into or out of Levels I, II or III during these periods.

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

Cash and Investments Segregated under Federal Regulations. Cash of $3,513,902 and $2,708,256 and investments of $958,624 and $905,907 as of December 31, 2011 and 2010, respectively, were segregated in special reserve bank accounts for the benefit of U.S. clients under Rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

Securities Purchased Under Agreements to Resell. The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing. The fair value of the underlying collateral as determined daily, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold as specified in the agreements. The Partnership considers these financing receivables to be of good credit quality and, in response, has not recorded a related allowance for credit loss due to the fact that these securities are fully collateralized and, as a result, the Partnership considers risk related to these securities to be minimal.

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

Equipment, Property and Improvements. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to twelve years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded in the Consolidated Statements of Income. The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair value.

Non-qualified Deferred Income Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability for the future payments due to financial advisors participating in the non-qualified deferred compensation plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation and employee benefits expense. The Partnership has chosen to hedge this future liability by purchasing investment securities in an amount similar to the future liability expected to be due in accordance with the plan. As the fair value of the investment securities fluctuates, the gains or losses are reflected in other revenue. Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and the change in investment securities are approximately the same, resulting in minimal net impact on the Partnership’s financial results.

Lease Accounting. The Partnership enters into lease agreements for certain home office facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statement of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2011, 2010 and 2009. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

The components of the loss from discontinued operations relating to EDJ Limited for the year ended December 31, 2009 is as follows:

2009
Trade revenue	$35,421
Fee revenue	7,406
Interest and dividends	716
Other	(1,081)

Total revenue	42,462
Interest expense	(32)

Net revenue	42,430
Operating expenses	(83,347)
Loss on sale of subsidiary	(70,000)
Foreign currency translation gain	6,586

Loss from discontinued operations	$(104,331)

NOTE 3 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include margin balances and amounts due on cash transactions. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest on certain credit balances in client accounts. The Partnership considers these financing receivables to be of good credit quality due to the fact that these securities are fully collateralized by the related client investments and, as a result, the Partnership considers risk related to these securities to be minimal.

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 4 – RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations as of December 31, 2011 and 2010 are as follows:

	2011	2010
Receivable from retirement account trustee	$148,605	$147,186
Receivable from money market funds	58,598	44,019
Receivable from clearing organizations	32,111	30,029
Securities failed to deliver	4,757	13,609
Other	8,339	4,677

Total receivable from brokers, dealers and clearing organizations	$252,410	$239,520

Payable to clearing organizations and issuers	$37,654	$24,592
Payable to brokers and dealers	28,315	25,707
Securities failed to receive	14,218	8,559
Cash or collateral received for securities loaned	60	375

Total payable to brokers, dealers and clearing organizations	$80,247	$59,233

The receivable from retirement account trustee represents deposits held with a trustee for the Partnership’s Canadian client’s retirement account funds as required by Canadian regulations. Receivable from and payable to clearing organizations represent balances and deposits with clearing organizations. Securities failed to deliver/receive represent the contract value of securities which have not been delivered or received by settlement date.

NOTE 5 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset-based fees and fees for sub-transfer agent accounting services from the mutual fund vendors and insurance companies.

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 6 – FAIR VALUE

The following table sets forth the Partnership’s financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$708,624	$—	$—	$708,624
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$708,624	$250,000	$—	$958,624

Securities owned:
Inventory securities:
State and municipal obligations	$—	$41,484	$—	$41,484
Equities	20,285	—	—	20,285
Corporate bonds and notes	—	6,647	—	6,647
Certificates of deposit	—	5,390	—	5,390
Government and agency obligations	398	—	—	398
Collateralized mortgage obligations	—	249	—	249
Unit investment trusts	213	—	—	213

Total inventory securities	$20,896	$53,770	$—	$74,666

Investment securities:
Mutual funds	$77,266	$—	$—	$77,266
Government and agency obligations	14,507	—	—	14,507
Equities	6,932	—	—	6,932
Municipal bonds	—	4,902	—	4,902
Corporate bonds and notes	—	653	—	653
Collateralized mortgage obligations	—	242	—	242

Total investment securities	$98,705	$5,797	$—	$104,502

	Financial Liabilities at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$3,336	$—	$3,336
Equities	3,210	—	—	3,210
State and municipal obligations	—	303	—	303
Certificates of deposit	—	277	—	277
Government and agency obligations	260	—	—	260
Unit investment trusts	129	—	—	129
Collateralized mortgage obligations	—	71	—	71

Total inventory securities	$3,599	$3,987	$—	$7,586

PART II

Item	8. Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2010
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$705,907	$—	$—	$705,907
Certificates of deposit	—	200,000	—	200,000

Total investments segregated under federal regulations	$705,907	$200,000	$—	$905,907

Securities owned:
Inventory securities:
State and municipal obligations	$—	$55,639	$—	$55,639
Equities	15,980	—	—	15,980
Corporate bonds and notes	—	6,441	—	6,441
Certificates of deposit	—	1,772	—	1,772
Collateralized mortgage obligations	—	602	—	602
Government and agency obligations	474	—	—	474
Unit investment trusts	267	—	—	267

Total inventory securities	$16,721	$64,454	$—	$81,175

Investment securities:
Mutual funds	$73,446	$—	$—	$73,446
Government and agency obligations	15,254	—	—	15,254
Municipal bonds	—	4,711	—	4,711

Total investment securities	$88,700	$4,711	$—	$93,411

	Financial Liabilities at Fair Value as of
	December 31, 2010
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$3,519	$—	$3,519
Equities	1,927	—	—	1,927
State and municipal obligations	—	506	—	506
Certificates of deposit	—	323	—	323
Government and agency obligations	256	—	—	256
Unit investment trusts	99	—	—	99
Collateralized mortgage obligations	—	74	—	74

Total inventory securities	$2,282	$4,422	$—	$6,704

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $3,500 and $5,000 at December 31, 2011 and 2010, respectively. The average notional amount of futures contracts outstanding throughout the years ended December 31, 2011 and 2010, were approximately $5,400 and $8,900, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment losses of $10 and $43 are included in the Consolidated Statements of Financial Condition as of December 31, 2011 and 2010. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income was a loss of $1,129, a loss of $844 and a gain of $109 for the years ended December 31, 2011, 2010 and 2009, respectively. These gains and losses are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership’s Consolidated Statements of Income.

PART II

Item	8. Financial Statements and Supplementary Data, continued

The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of December 31, 2011 and 2010:

	2011	2010
Long-term debt	$6,968	$66,732
Liabilities subordinated to claims of general creditors	157,762	210,422

Total	$164,730	$277,154

See Notes 9 and 10 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

NOTE 7 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Land	$18,742	$18,234
Buildings and improvements	787,714	758,430
Equipment, furniture and fixtures	665,374	786,531
Construction in progress	—	16,752

Total equipment, property and improvements	1,471,830	1,579,947
Accumulated depreciation and amortization	(892,391)	(964,911)

Equipment, property and improvements, net	$579,439	$615,036

As of December 31, 2010, the Partnership had construction in progress of $16,752. The Partnership’s 2010 construction in progress primarily related to costs of a parking garage at the St. Louis, Missouri, North Campus location which was completed and placed into service in 2011.

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income within the communications and data processing, and occupancy and equipment categories.

The Partnership has recorded $1,371 and $2,153 of accrued costs which are included in equipment, property and improvements in the Consolidated Financial Statements as of December 31, 2011 and 2010, respectively.

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

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2011 and 2010:

	2011	2010
Committed unsecured credit facilities:
2010 Credit Facility	$—	$320,000
2011 Credit Facility	395,000	—

Total committed	395,000	320,000
Uncommitted facilities:
Secured	595,000	595,000
Unsecured	—	50,000

Total uncommitted	595,000	645,000

Total bank lines of credit	$990,000	$965,000

In April 2010, the Partnership entered into an agreement with eight banks for a $320,000 committed unsecured revolving line of credit (“2010 Credit Facility”), which had a final maturity date of April 20, 2011. The 2010 Credit Facility was put in place to provide short-term liquidity to the Partnership should the need arise.

In March 2011, the Partnership replaced the 2010 Credit Facility by entering into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of December 31, 2011, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2011, the Partnership’s uncommitted lines of credit were reduced by $50,000 by a bank participating in the 2011 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit from $645,000 to $595,000.

PART II

Item	8. Financial Statements and Supplementary Data, continued

Subsequent to December 31, 2011, the Partnership’s uncommitted bank lines of credit were further reduced by $150,000 by a bank reducing its exposure in the U.S. market. As of March 30, 2012, the Partnerships aggregated uncommitted bank lines of credit amounted to $445,000. In addition, the Partnership became aware that, effective May 25, 2012, the Partnership’s uncommitted bank lines of credit will be further reduced by $30,000 by another bank. This decision is unrelated to the Partnership’s creditworthiness.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of December 31, 2011 and 2010. In addition, the Partnership did not have any draws against these lines of credits during the year ended December 31, 2011. The Partnership had two overnight draws against these lines of credit during the year ended December 31, 2010 in the amounts of $114,000 and $40,000.

NOTE 9 – LONG-TERM DEBT

Long-term debt as of December 31, 2011 and 2010 is composed of the following:

	2011	2010
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$6,500	$7,427
Note payable, collateralized by office equipment, floating rate of 3.15% in excess of one-month LIBOR, principal and interest due in fixed monthly installments of $625, with a final installment on October 1, 2014	—	23,694
Note payable, collateralized by real estate, fixed rate of 3.50%, principal and interest due in fluctuating monthly installments, with a final balloon payment of $32,693 on December 22, 2012	—	35,276

	$6,500	$66,397

PART II

Item	8. Financial Statements and Supplementary Data, continued

Scheduled annual principal payments, as of December 31, 2011, are as follows:

Principal
Year	Payment
2012	$997
2013	1,073
2014	1,153
2015	1,240
2016	1,333
Thereafter	704

$6,500

In 2002, the Partnership entered into a $13,100 fixed rate mortgage on a home office building located on its Tempe, Arizona Campus location. The loan has a balance of $6,500 as of December 31, 2011, and monthly principal and interest payments ending June 1, 2017. The note payable is collateralized by the building, which has a cost of $15,758 and a carrying value of $10,322 as of December 31, 2011.

In 2009, the Partnership entered into a financing agreement with three banks to fund up to $30,000 for purchases of office equipment. The Partnership borrowed the entire $30,000 under this agreement. On November 1, 2011, the Partnership re-paid the outstanding principal and accrued interest on the note payable, collateralized by office equipment, which was prior to the final maturity date of October 1, 2014. This final payment of $18,285 terminated this note payable.

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

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 10 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of December 31, 2011 and 2010 consist of:

	2011	2010
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$150,000	$200,000
Capital notes 7.79%, due in annual installments of $3,700 commencing on August 15, 2005, with a final installment of $3,700 on August 15, 2011	—	3,700

	$150,000	$203,700

Required annual principal payments, as of December 31, 2011, are as follows:

Principal
Year	Payment
2012	$50,000
2013	50,000
2014	50,000
2015	—
2016	—
Thereafter	—

$150,000

The capital note agreements contain restrictions which, among other things, require Edward Jones to maintain certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital. As of December 31, 2011, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and regulatory net capital of $165,117. Edward Jones was in compliance with all restrictions as of December 31, 2011 and 2010.

The liabilities subordinated to claims of general creditors are subject to cash subordination agreements approved by Financial Industry Regulatory Authority (“FINRA”) and, therefore, are included in Edward Jones’ computation of net capital under the SEC’s Uniform Net Capital Rule.

In August 2011, the Partnership paid the final installment on the 7.79% capital notes in the amount of $3,700.

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 11 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of December 31, 2011 and 2010:

	2011	2010
Limited partnership capital	$662,226	$451,349
Subordinated limited partnership capital	255,414	221,968
General partnership capital issued	927,578	823,408

Partner capital contributions	1,845,218	1,496,725
Partnership loans:
General partnership loans issued	(91,693)	—
Repayment of general partnership loans	4,840	—

Partnership loans outstanding	(86,853)	—
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,758,365	1,496,725
Reserve for anticipated withdrawals	147,412	108,248

Partnership capital subject to mandatory redemption	$1,905,777	$1,604,973

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

The Partnership completed a limited partnership offering on January 3, 2011 with $223,600 of limited partner capital accepted. The Partnership is using the proceeds of the limited partnership offering for working capital and general corporate purposes, as needed.

Beginning in 2011, the Partnership made loans available to those general partners that require financing for some or all of their new purchases of individual partnership interests. Loans made by the Partnership to general partners are generally for a period of one year and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of December 31, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $86,853 and interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $2,888 for the year ended December 31, 2011.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $50,137, $34,225 and $35,381 for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

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

NOTE 12 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (“Exchange Act”) and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

At December 31, 2011, Edward Jones’ net capital of $722,613 was 32.8% of aggregate debit items and its net capital in excess of the minimum required was $678,582. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items, was 30.6%. Net capital and the related capital percentages may fluctuate on a daily basis.

PART II

Item	8. Financial Statements and Supplementary Data, continued

At December 31, 2011, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $42,525 was $39,859 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of December 31, 2011, with regulatory capital requirements in the jurisdiction in which it operates.

NOTE 13 – INCOME TAXES

The Partnership is treated as such for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of its individual partners. However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2011 and 2010, the Partnership’s tax basis of assets and liabilities exceeds book basis by $129,348 and $128,997, respectively. The primary difference between financial statement basis and tax basis of assets is related to the timing in deducting depreciation expense related to equipment, property and improvements and prepaid expenses. The primary difference between financial statement basis and tax basis of liabilities is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as such for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership. ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2011 and 2010 and is not aware of any tax positions that will significantly change during the next twelve months. In addition, the Partnership has analyzed the open tax years ended 2008 through the current year and is not aware of significant examinations in progress.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Partnership maintains qualified deferred compensation plans covering all eligible employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $115,600, $94,100 and $56,300 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2011, 2010 and 2009, respectively.

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 15 – COMMITMENTS

The Partnership leases home office space under several operating leases. Additionally, branch offices are leased generally for terms of three to five years. Rent expense, which is recognized on a straight-line basis over the minimum lease term, was $227,500, $218,100, and $204,800 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Partnership’s non-cancelable lease commitments greater than one year as of December 31, 2011, are summarized below:

Principal
Year	Payment
2012	$128,445
2013	34,173
2014	23,029
2015	17,400
2016	12,601
Thereafter	49,477

$265,125

The Partnership’s annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

In addition to the commitments discussed above, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2011 (see Note 8), as well as termination fees of $82,110 in 2012 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $3.0 million to $34.0 million. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its clients.

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable compensation, which is income before expenses for bonuses earned by financial advisors, home office and branch employees and profit sharing allocations. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership profitability, as well as the performance of the individual segments. As such, both income from continuing operations and income before variable compensation are considered in evaluating segment performance. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets from continuing operations for each segment are provided for informational purposes.

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

Financial information for the Partnership’s reportable segments is presented in the following table for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Financial metrics:
Net revenue:
United States of America	$4,324,451	$3,939,831	$3,366,991
Canada	185,410	166,945	123,428

Total net revenue	4,509,861	4,106,776	3,490,419
Net interest and dividends revenue:
United States of America	57,647	66,775	50,984
Canada	4,862	3,671	4,054

Total net interest and dividends revenue	62,509	70,446	55,038
Pre-variable income (loss):
United States of America	855,862	678,110	409,743
Canada	4,189	(10,715)	(32,884)

Total pre-variable income	860,051	667,395	376,859
Variable compensation:
United States of America	366,663	266,100	105,962
Canada	11,605	8,510	2,259

Total variable compensation	378,268	274,610	108,221
Income (Loss) from continuing operations:
United States of America	489,199	412,010	303,781
Canada	(7,416)	(19,225)	(35,143)

Total Income from continuing operations	$481,783	$392,785	$268,638

Capital expenditures:
United States of America	$53,219	$90,500	$183,750
Canada	1,793	2,494	3,338

Total capital expenditures	$55,012	$92,994	$187,088

Depreciation and amortization:
United States of America	$88,118	$95,548	$87,569
Canada	2,491	2,639	2,553

Total depreciation and amortization	$90,609	$98,187	$90,122

Total assets:
United States of America	$9,158,882	$7,785,698	$6,728,808
Canada	424,704	455,452	439,567

Total assets	$9,583,586	$8,241,150	$7,168,375

Non-financial metrics:
Financial Advisors (as of year-end):
United States of America	11,622	11,980	11,927
Canada	620	636	688

Total financial advisors	12,242	12,616	12,615

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 18 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment adviser to the Edward Jones money market funds. The Partnership does not have management responsibility with regard to the advisor. Approximately 0.2%, 0.5% and 2.1% of the Partnership’s total revenues were derived from the interest in the investment adviser to the fund during 2011, 2010 and 2009, respectively.

Edward Jones leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $21,000, $20,000 and $19,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These leases are executed and maintained in the same manner as those entered into with third parties.

In the normal course of business, partners and employees of the Partnership and its affiliates use the brokerage services and trust services of the Partnership for the same services as unrelated third parties, with certain discounts on commissions and fees for certain services. The Partnership has included balances arising from such transactions in the Consolidated Statements of Financial Condition on the same basis as other clients.

The Partnership earns interest from general partners who elect to finance a portion or all of their purchase of general partnership interests through loans made available from the Partnership. These partnership loans were first made available to general partners in 2011. The Partnership earned interest of $2,888 for the year ended December 31, 2011 on partnership loans outstanding as of December 31, 2011 of $86,853.

PART II

Item	8. Financial Statements and Supplementary Data, continued

NOTE 19 – QUARTERLY INFORMATION

(Unaudited)

	2011
	Quarters Ended
	March 25	June 24	September 30	December 31
Total revenue	$1,123,893	$1,169,757	$1,166,777	$1,117,076

Income before allocations to partners	$117,639	$124,397	$115,620	$124,127

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$25.55	$27.03	$25.11	$26.97

	2010
	Quarters Ended
	March 26	June 25	September 24	December 31
Total revenue	$963,445	$1,034,211	$1,015,715	$1,149,728

Income before allocations to partners	$76,543	$104,841	$97,039	$114,362

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$18.72	$25.64	$23.74	$27.97

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 24, 2012, the Partnership was composed of 362 general partners, 14,416 limited partners and 280 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, controlling the management and conduct of the Partnership’s business and has the power to admit and dismiss general partners and to fix the proportion of their respective interests in the Partnership. The Managing Partner serves for an indefinite term and may be removed by a majority vote of the Executive Committee or a vote of the general partners holding a majority percentage ownership in the Partnership. If at any time the office of the Managing Partner is vacant, a new Managing Partner is elected by a majority of the Executive Committee. The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to a services agreement.

Executive Committee. The Executive Committee consists of the Managing Partner and the executive officers of the Partnership, which are 5 to 9 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions including the consideration of partnership compensation and to ensure the Partnership’s business risks are managed appropriately. Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner. Throughout 2011, the Executive Committee was comprised of James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Gary D. Reamey, Daniel J. Timm and James A. Tricarico, Jr.

The following table is a listing, as of February 24, 2012, of the members of the Executive Committee, each member’s age, year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility. Under terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners at the age of 65. The members’ biographies are below.

Name	Age	Executive Committee	General Partner	Area of Responsibility
James D. Weddle	58	2005	1984	Managing Partner
Kevin D. Bastien	46	2010	1998	Chief Financial Officer
Brett A. Campbell	53	2006	1993	Client Solutions Group
Norman L. Eaker	55	2005	1984	Firm Administration
Gary D. Reamey	56	2006	1984	Canadian Operations
Daniel J. Timm	53	2009	1998	Branch Development
James A. Tricarico, Jr.	59	2007	2006	Legal and Compliance

PART III

Item	10. Directors, Executive Officers and Corporate Governance, continued

James D. Weddle, Managing Partner – Mr. Weddle joined the Partnership in 1976, was named a general partner in 1984 and has served as Managing Partner since January 2006. Mr. Weddle has worked as a financial advisor, in research, mutual fund sales, marketing and branch administration. Mr. Weddle earned his bachelor degree from DePauw University and his MBA from Washington University in St. Louis. Mr. Weddle is a member of FINRA Board of Governors.

Kevin D. Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009. Previously he has had responsibility for various areas of the Finance division including tax, partnership accounting, coordinating overall finance support for international operations and the Sourcing Office, which negotiates all Partnership financial commitments. Mr. Bastien earned his bachelor and master’s degrees in accounting from Southern Illinois University at Carbondale.

Brett A. Campbell, Client Solutions Group – Mr. Campbell joined the Partnership in 1984 as a financial advisor and was named a general partner in 1993. He has been responsible for Financial Advisor Training and Branch Development. Today, he is responsible for the Client Solutions Group, which encompasses all of the firm’s products and services as well as the Research department, Investment Banking, Trust Company and Marketing division. Mr. Campbell is a certified public accountant and is a member of the American Institute of CPA’s. He serves on the Securities Industry and Financial Markets Association (SIFMA) Private Client Services Committee. Mr. Campbell earned his bachelor degree summa cum laude from Ball State University, and graduated Kellogg Management Institute at Northwestern University.

Norman L. Eaker, Chief Administrative Officer – Mr. Eaker joined the Partnership in 1981 and was named a general partner in 1984. Mr. Eaker has served as the director of Internal Audit and is currently responsible for the Operations, Service, Human Resources and Information Systems divisions. Mr. Eaker graduated from the University of Missouri–St. Louis. Mr. Eaker is a member of the Operations and Technology Steering Committee of SIFMA.

Gary D. Reamey, Canadian Operations – Mr. Reamey joined the Partnership in 1977 and was named a general partner in 1984. Mr. Reamey has had responsibility for the Partnership’s U.S. Fixed Income and Trading and Equity Trading areas and the Partnership’s international expansion efforts into Canada. Mr. Reamey earned his bachelor degree from Wabash College and his MBA from the University of Chicago. He is a former Governor of the Toronto Stock Exchange, and a past Director of the Investment Industry Association of Canada, and a past member of the Ombudsman for Banking and Investments. Mr. Reamey has decided to retire at the end of 2012 and therefore has stepped down as country leader effective January 1, 2012. Gary Reamey will remain with the Partnership as a member of the Executive Committee and a senior partner through 2012, at which point he will retire after 35 years of service.

Daniel J. Timm, Branch Development – Mr. Timm joined the Partnership in 1983 as a financial advisor and was named a general partner in 1998. Mr. Timm has been responsible for recruiting and hiring, training and development of all financial advisors and branch employees, as well as branch administration and leadership development. He is also a member of the SIFMA Private Client Steering Committee and Bulls Roundtable. He earned his bachelor degree in atmospheric science and MBA in finance from the University of Missouri–Columbia.

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

Management Committee. The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and generally includes the members of the Executive Committee, As of February 24, 2012, the Management Committee consisted of 19 general partners. The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries. The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership. General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

Audit Committee. The Audit Committee was created by way of the Partnership Agreement. The Audit Committee operates according to its charter adopted by the Executive Committee. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged by the Partnership for the purpose of preparing or issuing an audit report. The Audit Committee is responsible for the development and maintenance of an understanding of the firm’s financial statements and the financial reporting process, overseeing the firm’s efforts to comply with the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and providing input to the firm’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings. In 2011 the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Anthony Damico, who is a general partner responsible for the Internal Audit division, Joseph Porter, who is a general partner in the Finance division and Ed Glotzbach, who is an independent member of the committee. Kevin Bastien meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Because Mr. Bastien is a general partner, he would not meet the definition of “independent” under the rules of the NYSE. However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges.

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long term business success and related financial performance. The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management. Throughout 2011, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the firm. In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

PART III

Item	10. Directors, Executive Officers and Corporate Governance, continued

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

Several other committees and departments support the Executive Committee’s risk management responsibilities by managing certain components of the risk management process. Some of the more prominent committees and departments and their primary responsibilities, as they relate to risk management, are listed below:

Audit Committee – responsible for the development and maintenance of an understanding of the firm’s financial statements and the financial reporting process, overseeing the firm’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, overseeing the independent auditors qualifications and independence and providing input to the firm’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

New Products and Services Committee – responsible for ensuring that all new products and services are aligned with clients’ needs, are consistent with the Partnership’s objectives and strategies, and that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new activities. A new product or service has to be approved by the New Products and Services Committee and the Executive Committee before being offered to clients.

Credit Review Committee – establishes policies governing the Partnership’s client margin accounts. The committee discusses and monitors the risks associated with the Partnership’s client margin practices and current trends in the industry. The committee reviews large client margin balances, the quality of the collateral supporting those accounts, and the credit exposure related to those accounts to minimize potential losses. Any margin loan over $1.0 million is subject to special approval and review procedures by the Credit Review Committee.

Capital Markets Committee – approves new issue equity offerings and primary fixed income inventory commitments above $10.0 million. The approval is based upon Partnership guidelines and credit quality standards administered by the Partnership’s Product Review department. Additionally, a member of the Capital Markets Committee is responsible both for the hedging strategies employed by the Partnership to reduce inventory risk, and for the communication of those strategies to the Capital Markets Committee.

Finance Risk Committee – Reviews the Partnership’s financial liquidity, cash investment portfolio and capital adequacy and assesses major exposures to financial institutions. These exposures include banks in which the Partnership has deposits or on which it depends for funding.

Product Review Department – analyzes proposed new investments prior to them being made broadly available to the Partnership’s clients, and performs ongoing due diligence activities on all products broadly marketed by the Partnership.

PART III

Item	10. Directors, Executive Officers and Corporate Governance, continued

In addition to the committees and department discussed above, each of the Partnership’s divisions also assists the Executive Committee in its ongoing risk management activities through their day-to-day responsibilities.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business. The Partnership is exposed to operational risk and its business model is dependent on complex technology systems, and there is a degree of exposure to systems failure. A business continuity planning process has been established to respond to severe business disruptions. The Partnership has established a data center in Tempe, Arizona, that operates as a secondary data center to its primary data center located in St. Louis, Missouri and which is designed to enable the Partnership to maintain service during a system disruption contained to St. Louis. A prolonged interruption of either site might result in a delay in service and substantial costs and expenses. In 2011, the Partnership began re-purposing its secondary data center in Tempe, Arizona, as a processing site for most critical systems such that they could run in St. Louis, Missouri or Tempe, Arizona. The Partnership anticipates that this process will take two to three years to complete.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership implemented an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit and Compliance divisions investigate reports as they are received. The Internal Audit and Compliance divisions review other firm activity to assist in risk identification and other inappropriate activities. In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements to better protect client information.

The Partnership is also exposed to operational risk as a result of its reliance on third parties to provide technology, processing and other business support services. The Partnership’s Sourcing Office primarily manages that risk by reviewing key vendors through a vendor due diligence process.

Credit Risk

The Partnership is subject to credit risk due to the very nature of the transactions it processes for its clients. In order to manage this risk, the Partnership limits certain client transactions by, in some cases, requiring payment at the time or in advance of a client transaction being accepted. The Partnership manages the credit risk arising out of the client margin loans it offers by limiting the amount and controlling the quality of collateral held in the client’s account against those loans. In accordance with the FINRA rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the loan to the client is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the client be no greater than 65% of the value of the securities in the account.

PART III

Item	10. Directors, Executive Officers and Corporate Governance, continued

The Partnership purchases and holds securities inventory positions for retail sales and does not trade those positions for the purpose of generating gains for its own account. To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks. This system requires traders to mark positions to market and to report positions at the trader level, department level and for the firm as a whole. There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review. By maintaining an inventory hedging strategy, the Partnership has attempted to avoid material inventory losses or gains in the past (see Note 6 to the Consolidated Financial Statements for further details). The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership. The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

The Partnership also has credit exposure with counterparties as a result of its ongoing, routine business activities. This credit exposure can arise from the settlement of client transactions, related failures to receive and deliver, or related to the Partnership’s overnight investing activities with other financial institutions. The Partnership monitors its exposure to such counterparties on a regular basis through the activities of its Finance Risk Committee in order to minimize its risk of loss related to such exposure.

Market and Liquidity Risk

Market risk is the risk of declining revenue or the value of financial instruments held by the Partnership as a result of fluctuations in interest rates, equity prices or overall market conditions. Liquidity risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership. For a discussion of the Partnership’s market and liquidity risk, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk”.

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

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to avoid legal claims or regulatory issues. As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the firm’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual on site branch audit, to review the financial advisor’s business and competency. Additionally, certain branches are visited regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies.

PART III

Item	10. Directors, Executive Officers and Corporate Governance, continued

The Partnership also has a clear awareness of privacy issues, uses client information responsibly, and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer. The Partnership has specific policies related to prevention of fraud and money laundering and providing initial as well as annual training and review of competency to help mitigate regulatory risks.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s compensation program allocates profits to general partners, including members of its Executive Committee, primarily based upon their ownership interest in the Partnership. Executive Committee members as general partners benefit annually from the profits of the Partnership through current cash payments from short-term results and from having an opportunity to continue to share in the long-term profitability of the organization. By owning general partnership interests, Executive Committee members are encouraged to balance short-term and long-term results of the Partnership as they have a significant amount of capital at risk. Also, by sharing in any annual operating loss of the Partnership, all general partners, including Executive Committee members, have a direct incentive to manage risk and focus on the short and long-term financial results of the Partnership.

Compensation Components

The Executive Committee members’ compensation components are the same as the Partnership’s other general partners. The components consist of base salary, deferred compensation, and the income allocated to partners. Executive Committee members do not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or any other elements besides those disclosed below related to their general partnership interest.

Salary Each Executive Committee member receives an amount of fixed compensation in the form of salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership’s principal compensation of Executive Committee members is based on general partnership ownership interests in the Partnership and special allocations of net income allocable to general partners, it does not benchmark the compensation of its Executive Committee members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its Executive Committee members. Each Executive Committee member receives a salary generally ranging from $175,000—$250,000 annually.

In addition to base salary, under the Partnership Agreement the Managing Partner has the discretion to allocate an additional $3 million (in the aggregate) in compensation to general partners. In 2011 no amounts were allocated by the Managing Partner. However, in 2010, and 2009, the Managing Partner allocated $0.1 million and $0.5 million, respectively. None of the Executive Committee members listed in the table below received this allocation in 2009 or 2010.

Deferred Compensation Each Executive Committee member is a participant in the Partnership’s profit sharing plan, a qualified deferred compensation plan, which also covers all eligible employees of the Partnership’s subsidiaries. Each Executive Committee member receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually within the discretion of the Partnership and have historically been determined based on approximately twenty-four percent of the Partnership’s net income before allocations to partners. Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings, including their respective allocations of income. The plan is a tax-qualified retirement plan.

PART III

Item	11. Executive Compensation, continued

Income Allocated to Partners The majority of all general partners’ compensation (including that of the Executive Committee members) comes from the members capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners. Of the Partnership’s net income allocated to general partners, including the Executive Committee members, ninety-two percent is allocable based upon their capital ownership interest in the Partnership. This ownership interest is set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee. Capital ownership interests, as general partners in the Partnership, held by each Executive Committee member ranged from 1.30% to 2.79% in 2011, 1.00% to 2.89% in 2010, and 0.80% to 2.89% in 2009. The remaining eight percent of income allocated to partners is allocable among the general partners, which includes the Executive Committee members, based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee. None of the Executive Committee members listed in the table below received this 8% allocation in 2009, 2010 or 2011.

PART III

Item	11. Executive Compensation, continued

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2011 (including respective shares of income allocation).

	Year	Salaries	Deferred Compen- sation	Income Allocated to Partners [1]	All Other Compensation		Total
James D. Weddle	2011	$250,000	$10,609	$9,552,406	$—		$9,813,015
CEO	2010	250,000	9,849	8,491,878	—		8,751,727
	2009	250,000	6,615	3,299,736	—		3,556,351

Kevin D. Bastien	2011	$175,000	$10,609	$5,057,572	$—		$5,243,181
CFO	2010	175,000	9,849	3,908,027	—		4,092,876
	2009	150,000	6,615	1,347,297	—		1,503,912

Gary D. Reamey	2011	$175,000	$10,609	$8,346,374	$386,249	[3]	$8,918,232
General Partner -	2010	175,000	9,849	7,482,205	383,181	[4]	8,050,235
Canadian Operations [2]	2009	175,000	6,615	2,941,008	369,208	[5]	3,491,831

Norman L. Eaker	2011	$175,000	$10,609	$8,058,963	$—		$8,244,572
General Partner -	2010	175,000	9,849	7,035,541	—		7,220,390
Firm Administration	2009	175,000	6,615	2,739,891	—		2,921,506

Brett A. Campbell	2011	$175,000	$10,609	$7,923,529	$—		$8,109,138
General Partner -	2010	175,000	9,849	6,905,160	—		7,090,009
Client Solutions	2009	175,000	6,615	2,683,176	—		2,864,791

(1)	Income Allocated to Partners includes earnings from general partner interests and any subordinated limited partnership or limited partnership investment in the Partnership.
(2)

Effective January 1, 2012, David L. Lane assumed responsibility as leader of Canadian Operations from Mr. Reamey, who will remain with the Partnership as a member of the Executive Committee and a senior partner through 2012 when he will retire from the Partnership.

(3)	Related to Mr. Reamey’s assignment in Canada, amount includes cost of living adjustment of $35,903, housing allowance of $57,901 and tax equalization reimbursement of $292,445.
(4)	Related to Mr. Reamey’s assignment in Canada, amount includes cost of living adjustment of $34,051, housing allowance of $54,913 and tax equalization reimbursement of $294,217.
(5)	Related to Mr. Reamey’s assignment in Canada, amount includes cost of living adjustment of $32,773, housing allowance of $48,320 and tax equalization reimbursement of $288,115.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

In connection with the Partnership’s outstanding limited and subordinated limited partnership interests (which are in each case non-voting securities), 312 of the general partners also own limited partnership interests and 55 of the general partners also own subordinated limited partnership interests, as noted in the table below. No person is the beneficial owner of more than 2.7% of the Partnership’s general partner interests.

As of February 24, 2012:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Owner	% of Class
Limited Partnership Interests	All General Partners as a Group	$47,869,200	7%
Subordinated Limited Partnership Interests	All General Partners as a Group	$96,246,319	33%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In the ordinary course of its business the Partnership has extended credit to certain of its partners and employees in connection with their purchase of securities. Such extensions of credit have been made on substantially the same terms, including with respect to interest rates and collateral requirements, as those prevailing at the time for comparable transactions with non-affiliated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. The Partnership also, from time to time and in the ordinary course of business, enters into transactions involving the purchase or sale of securities from or to partners or employees and members of their immediate families, as principal. Such purchases and sales of securities on a principal basis are affected on substantially the same terms as similar transactions with unaffiliated third parties.

The Partnership leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $21.0 million, $20.0 million and $19.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. These leases are executed and maintained in the same manner as those entered into with third parties.

PART III

Item	13. Executive Compensation, continued

In 2011, the Partnership began making loans available to those general partners (other than members of the Executive Committee) that desire financing for some or all of their new purchases of individual partnership interests. See the Liquidity section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

(Dollars in thousands)	2011	2010
Fees paid by the Partnership:
Audit fees	$2,228	$2,104
Audit-related fees (1)	931	965
Tax fees (2)	572	793
Other (3)	100	—

Total fees	$3,831	$3,862

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and consultation on tax matters, and other tax planning and advice.
(3)	Other consists of fees for advisory services related to potential enhancements to certain service offerings.

The Audit Committee pre-approved all audit and non-audit related services in fiscal year 2011 and 2010. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.
(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	62

		Report of Independent Registered Public Accounting Firm	63

		Consolidated Statements of Financial Condition as of December 31, 2011 and 2010	65

		Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	67

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2011, 2010 and 2009	68

		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	69

		Notes to Consolidated Financial Statements	70

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2011 and 2010	112

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2011, 2010 and 2009	113

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	114

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
James D. Weddle Managing Partner (Principal Executive Officer) March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	March 30, 2012
James D. Weddle

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

PART IV

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit Number	Description

3.1

*       Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 26, 2010.

3.2	** Tenth Amendment of Seventeenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 29, 2012.

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

10.3

*       Ordinance No. 24,183 relating to certain existing Agreement entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Des Peres Project) approved November 12, 2009, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.4

*       Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2009.

10.5

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

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2010, continued

Exhibit Number	Description

10.7

*       Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001.

10.8

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

10.10	* Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $395,000,000 revolving line of credit, dated March 18, 2011.

10.11

*       Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended December 31, 2009.

21	** Subsidiaries of the Registrant

23.1	** Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	** Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	** Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	** Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2010, continued

Exhibit Number	Description

32.2	** Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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
***

Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2011 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in thousands)	2011	2010
ASSETS:

Cash and cash equivalents	$149,826	$3,183

Investment securities	15,224	—

Investment in subsidiaries	1,729,936	1,593,578

Other assets	11,150	9,863

TOTAL ASSETS	$1,906,136	$1,606,624

LIABILITIES

Accounts payable and accrued expenses	$359	$1,651

Partnership capital subject to mandatory redemption	1,905,777	1,604,973

TOTAL LIABILITIES	$1,906,136	$1,606,624

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended
(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
NET REVENUE
Subsidiary earnings	$482,926	$394,861	$164,488
Management fee income	78,485	62,438	62,473
Other	1,166	1	7

Total revenue	562,577	457,300	226,968
Interest expense	50,231	34,227	35,389

Net revenue	512,346	423,073	191,579

OPERATING EXPENSES
Compensation and benefits	28,348	28,203	27,096
Payroll and other taxes	151	316	147
Other operating expenses	2,064	1,769	29

Total operating expenses	30,563	30,288	27,272

INCOME BEFORE ALLOCATIONS TO PARTNERS	$481,783	$392,785	$164,307
Allocations to partners	(481,783)	(392,785)	(164,307)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities -
Income before allocations to partners	481,783	392,785	164,307
Increase in investment securities	(15,224)	—	—
(Increase) decrease in investment in subsidiaries	(136,358)	(132,000)	2,657
Increase in other assets	(1,287)	(353)	(2,580)
(Decrease) increase in liabilities	(1,292)	(6,840)	8,298

Net cash provided by operating activities	327,622	253,592	172,682

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	270,839	35,984	25,312
Redemption of partnership interests	(97,191)	(60,591)	(35,554)
Withdrawals and distributions from partnership capital	(359,467)	(230,017)	(162,568)
Repayment of general partnership loans	4,840	—	—

Net cash used in financing activities	(180,979)	(254,624)	(172,810)

Net increase (decrease) in cash and cash equivalents	146,643	(1,032)	(128)
CASH AND CASH EQUIVALENTS:
Beginning of year	3,183	4,215	4,343

End of year	$149,826	$3,183	$4,215

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.