Form 10-Q
period 2012-03-30
JONES FINANCIAL COMPANIES LLLP
filed 2012-05-11
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of April 27, 2012, 657,859 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 30,	December 31,
(Dollars in thousands)	2012	2011
ASSETS:
Cash and cash equivalents	$435,225	$819,506

Cash and investments segregated under federal regulations	5,273,481	4,472,526

Securities purchased under agreements to resell	834,367	676,448

Receivable from:
Clients	2,286,292	2,353,308
Brokers, dealers and clearing organizations	110,979	103,805
Mutual funds, insurance companies and other	375,276	300,007

Securities owned, at fair value
Inventory securities	86,300	74,666
Investment securities	107,570	104,502
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	567,562	579,439

Other assets	86,958	99,379

TOTAL ASSETS	$10,164,010	$9,583,586

LIABILITIES:
Payable to:
Clients	$7,344,365	$6,727,090
Brokers, dealers and clearing organizations	115,704	80,247

Securities sold, not yet purchased, at fair value	4,374	7,586

Accrued compensation and employee benefits	518,551	540,416

Accounts payable and accrued expenses	156,828	165,970

Long-term debt	6,257	6,500

	8,146,079	7,527,809

Liabilities subordinated to claims of general creditors	150,000	150,000

Contingencies (Notes 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,758,275	1,758,365

Reserve for anticipated withdrawals	109,656	147,412

Total partnership capital subject to mandatory redemption	1,867,931	1,905,777

TOTAL LIABILITIES	$10,164,010	$9,583,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in thousands,	March 30,	March 25,
except per unit information)	2012	2011
Revenue:
Trade revenue
Commissions	$480,621	$422,430
Principal transactions	45,301	79,408
Investment banking	29,074	42,238

Total trade revenue	554,996	544,076
Fee revenue
Asset-based	482,329	418,441
Account and activity	140,568	125,103

Total fee revenue	622,897	543,544
Interest and dividends	32,308	30,610
Other revenue	12,245	5,663

Total revenue	1,222,446	1,123,893
Interest expense	16,124	17,623

Net revenue	1,206,322	1,106,270

Operating expenses:
Compensation and benefits	780,656	712,649
Occupancy and equipment	89,812	89,271
Communications and data processing	71,164	71,930
Payroll and other taxes	52,650	48,580
Advertising	12,542	15,797
Postage and shipping	12,381	11,463
Clearance fees	3,447	3,408
Other operating expenses	45,105	35,533

Total operating expenses	1,067,757	988,631

Income before allocations to partners	138,565	117,639

Allocations to partners:
Limited partners	18,110	17,212
Subordinated limited partners	15,668	12,359
General partners	104,787	88,068

Net Income	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.42	$25.55

Weighted average $1,000 equivalent limited partnership units outstanding	660,467	673,659

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

THREE MONTHS ENDED March 30, 2012 AND March 25, 2011

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725

Issuance of partnership interests	223,560	26,334	12,967	262,861
Issuance of partnership interests through partnership loans	—	—	89,440	89,440
Redemption of partnership interests	(2,044)	(936)	(51,160)	(54,140)
Income allocated to partners	17,212	12,359	88,068	117,639
Withdrawals and distributions	(15)	(494)	(3,241)	(3,750)

Total partnership capital, including capital financed with partnership loans	690,062	259,231	959,482	1,908,775

Partnership loans outstanding	—	—	(88,345)	(88,345)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 25, 2011	$690,062	$259,231	$871,137	$1,820,430

Reserve for anticipated withdrawals	(17,197)	(11,865)	(64,571)	(93,633)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 25, 2011	$672,865	$247,366	$806,566	$1,726,797

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	34,959	98,703	133,662
Redemption of partnership interests	(2,725)	(937)	(66,188)	(69,850)
Income allocated to partners	18,110	15,668	104,787	138,565
Withdrawals and distributions	(24)	(665)	(4,119)	(4,808)

Total partnership capital, including capital financed with partnership loans	677,587	304,439	1,060,761	2,042,787

Partnership loans outstanding, March 30, 2012	—	—	(174,856)	(174,856)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 30, 2012	$677,587	$304,439	$885,905	$1,867,931

Reserve for anticipated withdrawals	(18,086)	(15,003)	(76,567)	(109,656)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 30, 2012	$659,501	$289,436	$809,338	$1,758,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30,	March 25,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	138,565	117,639
Depreciation and amortization	20,511	23,042
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(800,955)	(71,574)
Securities purchased under agreements to resell	(157,919)	(198,124)
Net payable to clients	684,291	214,661
Net receivable from brokers, dealers and clearing organizations	28,283	11,609
Receivable from mutual funds, insurance companies and other	(75,269)	(36,308)
Securities owned, net	(17,914)	(31,640)
Other assets	12,421	19,456
Accrued compensation and employee benefits	(21,865)	(73,738)
Accounts payable and accrued expenses	(9,816)	(25,530)

Net cash used in operating activities	(199,667)	(50,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(7,960)	(14,952)

Net cash used in investing activities	(7,960)	(14,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(243)	(2,426)
Issuance of partnership interests (net of partnership loans)	41,332	262,861
Redemption of partnership interests	(69,850)	(54,140)
Withdrawals and distributions from partnership capital	(152,220)	(111,998)
Repayment of general partnership loans	4,327	1,095

Net cash (used in) provided by financing activities	(176,654)	95,392

Net (decrease) increase in cash and cash equivalents	(384,281)	29,933

CASH AND CASH EQUIVALENTS:
Beginning of period	819,506	87,584

End of period	$435,225	$117,517

Cash paid for interest	$13,303	$13,978

Cash paid for taxes	$523	$669

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$697	$2,250

Issuance of general partnership interests through partnership loans in current period	$92,330	$89,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership's Consolidated Financial Statements for the three month periods ended February 29, 2012 and February 28, 2011 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares and through fees related to assets held by, and account services provided to, its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month periods ended March 30, 2012 and March 25, 2011, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Under the terms of the Partnership’s Eighteenth Amended and Restated Partnership Agreement (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the partner. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning the month after their withdrawal. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations. Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the three month period ended March 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Asset-based fee revenue is derived from fees determined by the underlying value of client assets. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership's advisory programs, including Edward Jones Advisory Solutions (“Advisory Solutions”), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program.

The Partnership also earns asset-based fee revenue through service fees and other revenues received under agreements with mutual fund and insurance companies based on the underlying value of the Partnership’s clients’ assets invested in those companies’ products, including revenue related to the Partnership’s ownership interest in Passport Research Ltd., the investment adviser to the Edward Jones Money Market Funds.

Account and activity fee revenue includes fees received from mutual fund companies for sub-transfer agent accounting services performed by the Partnership and retirement account fees primarily consisting of self-directed IRA custodian account fees. This revenue category also includes other activity-based fee revenue from clients, mutual fund companies and insurance companies.

Interest and dividend revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, interest on partnership loans for general partnership interests, inventory securities and investment securities.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership derived from one mutual fund vendor 19% and 20% of its total revenue for the three month periods ended March 30, 2012 and March 25, 2011, respectively. All of the revenue generated from this vendor related to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended March 30, 2012 and December 31, 2011. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership's financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of
	March 30, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$762,419	$—	$—	$762,419
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$762,419	$250,000	$—	$1,012,419

Securities owned:
Inventory securities:
State and municipal obligations	$—	$57,264	$—	$57,264
Equities	19,404	—	—	19,404
Corporate bonds and notes	—	4,737	—	4,737
Certificates of deposit	—	2,313	—	2,313
Government and agency obligations	1,613	—	—	1,613
Collateralized mortgage obligations	—	830	—	830
Unit investment trusts	139	—	—	139

Total inventory securities	$21,156	$65,144	$—	$86,300

Investment securities:
Mutual funds	$80,418	$—	$—	$80,418
Government and agency obligations	14,575	—	—	14,575
Equities	6,990	—	—	6,990
Municipal bonds	—	4,704	—	4,704
Corporate bonds and notes	—	672	—	672
Collateralized mortgage obligations	—	211	—	211

Total investment securities	$101,983	$5,587	$—	$107,570

	Financial Liabilities at Fair Value as of
	March 30, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$1,992	$—	$1,992
Equities	865	—	—	865
Certificates of deposit	—	533	—	533
Government and agency obligations	478	—	—	478
State and municipal obligations	—	308	—	308
Unit investment trusts	198	—	—	198

Total inventory securities	$1,541	$2,833	$—	$4,374

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$708,624	$—	$—	$708,624
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$708,624	$250,000	$—	$958,624

Securities owned:
Inventory securities:
State and municipal obligations	$—	$41,484	$—	$41,484
Equities	20,285	—	—	20,285
Corporate bonds and notes	—	6,647	—	6,647
Certificates of deposit	—	5,390	—	5,390
Government and agency obligations	398	—	—	398
Collateralized mortgage obligations	—	249	—	249
Unit investment trusts	213	—	—	213

Total inventory securities	$20,896	$53,770	$—	$74,666

Investment securities:
Mutual funds	$77,266	$—	$—	$77,266
Government and agency obligations	14,507	—	—	14,507
Equities	6,932	—	—	6,932
Municipal bonds	—	4,902	—	4,902
Corporate bonds and notes	—	653	—	653
Collateralized mortgage obligations	—	242	—	242

Total investment securities	$98,705	$5,797	$—	$104,502

	Financial Liabilities at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$3,336	$—	$3,336
Equities	3,210	—	—	3,210
State and municipal obligations	—	303	—	303
Certificates of deposit	—	277	—	277
Government and agency obligations	260	—	—	260
Unit investment trusts	129	—	—	129
Collateralized mortgage obligations	—	71	—	71

Total inventory securities	$3,599	$3,987	$—	$7,586

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $5,000 and $3,500 at March 30, 2012 and December 31, 2011, respectively. The average notional amount of futures contracts outstanding throughout the three month period ended March 30, 2012 and the year ended December 31, 2011, were approximately $5,140 and $5,400, respectively. The underlying assets of these contracts are not reflected in the Partnership's Consolidated Financial Statements; however, the related mark-to-market adjustments of a $39 gain and a $10 loss are included in the Consolidated Statements of Financial Condition as of March 30, 2012 and December 31, 2011, respectively. The total gains related to these assets, recorded within the Consolidated Statements of Income, were $122 and $36 for the three month periods ended March 30, 2012 and March 25, 2011, respectively. These gains are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership's Consolidated Statements of Income.

The Partnership estimates the fair value of long-term debt and the liabilities subordinated to claims of general creditors, based on the present value of future principal and interest payments associated with the debt, using current rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership (Level II input). The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of:

	March 30,	December 31,
	2012	2011
Long-term debt	$6,815	$6,968
Liabilities subordinated to claims of general creditors	156,611	157,762

Total	$163,426	$164,730

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 30,	December 31,
	2012	2011
Committed unsecured credit facilities:
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	445,000	595,000

Total bank lines of credit	$840,000	$990,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of March 30, 2012, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2012, the Partnership’s uncommitted bank lines of credit were reduced by $150,000 by a bank participating in the 2011 Credit Facility. This decrease reduced the aggregated uncommitted bank lines of credit from $595,000 to $445,000. In addition, the Partnership was notified that, effective May 25, 2012, the Partnership’s uncommitted bank lines of credit will be further reduced by $30,000 by another bank.

Actual borrowing availability on the uncommitted bank lines of credit is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted bank lines of credit as of March 30, 2012 and December 31, 2011. In addition, the Partnership did not have any draws against these lines of credit during the three month periods ended March 30, 2012 or March 25, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership's long-term debt as of:

	March 30, 2012	December 31, 2011
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$6,257	$6,500

	$6,257	$6,500

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership's liabilities subordinated to claims of general creditors as of:

	March 30, 2012	December 31, 2011
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$150,000	$150,000

	$150,000	$150,000

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	March 30, 2012	December 31, 2011
Limited partnership capital	$659,501	$662,226
Subordinated limited partnership capital	289,436	255,414
General partnership capital issued	984,194	927,578

Partner capital contributions	1,933,131	1,845,218

Partnership loans:
General partnership loans outstanding at December 31, 2011	86,853	—
General partnership loans issued in current year	92,330	91,693
Repayment of general partnership loans in current year	(4,327)	(4,840)

Partnership loans outstanding	174,856	86,853

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,758,275	1,758,365
Reserve for anticipated withdrawals	109,656	147,412

Partnership capital subject to mandatory redemption	$1,867,931	$1,905,777

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the Managing Partner and the executive officers of the Partnership) that require financing for some or all of their partnership capital contributions. Loans made by the Partnership to general partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of March 30, 2012 and December 31, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $174,856 and $86,853, respectively. Interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $1,426 and $726 for the three month periods ended March 30, 2012 and March 25, 2011, respectively.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,384 and $12,629 for the three month periods ended March 30, 2012 and March 25, 2011, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Subordinated limited partners receive a percentage of the net income of the Partnership determined in accordance with the Partnership Agreement. The subordinated limited partnership capital subject to mandatory redemption is subordinated to the limited partnership capital.

The general partnership capital subject to mandatory redemption is held by current general partners of the Partnership. General partners receive a percentage of the net income of the Partnership determined in accordance with the Partnership Agreement. The general partnership capital subject to mandatory redemption is subordinated to the limited partnership capital and the subordinated limited partnership capital.

NOTE 7 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (“Exchange Act”) and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the U.S. Securities and Exchange Commission (“SEC”) and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

At March 30, 2012, Edward Jones’ net capital of $767,114 was 36.1% of aggregate debit items and its net capital in excess of the minimum required was $724,618. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items, was 24.0%. Net capital and the related capital percentages may fluctuate on a daily basis.

At March 30, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $40,956 was $33,931 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of March 30, 2012, with its regulatory capital requirements.

NOTE 8 – CONTINGENCIES

In the normal course of business, the Partnership has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Partnership is also involved from time to time in investigations and proceedings by governmental and self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. In addition, the Partnership provides for potential losses that may arise related to other contingencies.

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $4,000 to $43,000. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

NOTE 9 – SEGMENT INFORMATION

An operating segment is defined as a component of an entity that has all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; its operating results are regularly reviewed by the entity's chief operating decision-maker (or decision-making group) for resource allocation and to assess performance; and discrete financial information is available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its clients.

The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. Financial information about the Partnership's reportable segments is presented in the following table. For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable incentive compensation. Variable incentive compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment's individual income before variable incentive compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership profitability, as well as the performance of the individual segments. As such, both income from continuing operations and income before variable incentive compensation are considered in evaluating segment performance.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Financial information for the Partnership's reportable segments is presented in the following table for the three month periods ended:

	March 30, 2012	March 25, 2011
Net revenue:
United States of America	$1,162,555	$1,061,070
Canada	43,767	45,200

Total net revenue	1,206,322	1,106,270

Pre-variable income (loss):
United States of America	245,139	205,775
Canada	(1,097)	(862)

Total pre-variable income	244,042	204,913

Variable compensation:
United States of America	102,905	84,609
Canada	2,572	2,665

Total variable compensation	105,477	87,274
Income (loss) before allocation to partners:
United States of America	142,234	121,166
Canada	(3,669)	(3,527)

Total income before allocation to partners	$138,565	$117,639

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management's Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividend revenue is impacted by the amount of cash and investments, receivables from clients and payables to clients, the variability of interest rates earned and paid on such balances, the number of limited partner interests, interest received on general partner loans and interest paid on balances of long-term debt and liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month periods ended March 30, 2012 and March 25, 2011. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Revenue:
Trade revenue:
Commissions	$480.6	$422.4	14%
Principal transactions	45.3	79.4	-43%
Investment banking	29.1	42.2	-31%

Total trade revenue	555.0	544.0	2%

% of net revenue	46%	49%
Fee revenue:
Asset-based	482.3	418.4	15%
Account and activity	140.6	125.1	12%

Total fee revenue	622.9	543.5	15%

% of net revenue	52%	49%
Net interest and dividends	16.2	13.0	25%
Other revenue	12.2	5.8	110%

Net revenue	1,206.3	1,106.3	9%
Operating expenses	1,067.7	988.7	8%

Income from continuing operations	$138.6	$117.6	18%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$23.6	$22.3	6%
Advisory programs ($ billions)	$3.0	$5.4	-44%
Client households at period end (millions)	4.49	4.48	0%
U.S. net new assets for the period end ($ billions)	$8.0	$6.9	16%
Client assets under care:
Total:
At period end ($ billions)	$633.8	$592.0	7%
Average ($ billions)	$623.8	$586.1	6%
Advisory Programs:
At period end ($ billions)	$76.9	$60.2	28%
Average ($ billions)	$73.8	$57.3	29%
Financial advisors:
At period end	12,202	12,482	-2%
Average	12,194	12,496	-2%
Attrition %	13.3%	15.2%	n/a
Dow Jones Industrial Average:
At period end	13,212	12,221	8%
Average for period	12,846	12,007	7%
S&P 500 Index:
At period end	1,408	1,314	7%
Average for period	1,349	1,301	4%

(1)

Client dollars invested, related to trade revenue, includes the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represents the net inflows of client dollars into this program.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Year to Date 2012 versus 2011 Overview

The Partnership experienced improved financial results during the first quarter of 2012 as compared to the first quarter of 2011 largely attributable to continued investment of client dollars into its advisory programs. In addition, the Partnership has benefitted from the continued strong market conditions, due to the 4% increase in the S&P 500 Index daily average and the 7% increase in the Dow Jones Industrial Average quarter-over-quarter. The federal funds rate remained basically unchanged at a range of 0% to 0.25%.

The Partnership’s key performance measures were relatively strong during the first quarter of 2012. For the three month period ended March 30, 2012, average client assets under care grew 6% to $623.8 billion, which included a 29% increase in the average advisory programs assets under care to $73.8 billion. U.S. net new assets increased 16% quarter-over-quarter, to $8.0 billion. In addition, client dollars invested relating to trade revenue were up to $23.6 billion from $22.3 billion during the first quarter of 2011.

For the three month period ended March 30, 2012, net revenue increased 9% to $1.2 billion driven by a 15% increase in fee revenue. This increase was primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market averages during the first quarter of 2012. These factors also contributed to a changing composition of net revenue, which was 46% trade and 52% fee revenue in the first quarter of 2012, compared to 49% trade and 49% fee revenue in the first quarter of 2011.

Operating expenses increased 8% in the three month period ended March 30, 2012 compared to the three month period ended March 25, 2011. This was primarily due to the fact that the first quarter of 2012 had 13 weeks versus 12 weeks in the first quarter of 2011. In addition to this additional week of expenses, operating expenses increased due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership's profitability.

The 9% increase in net revenues coupled with an 8% increase in operating expenses resulted in an 18% increase in income from continuing operations to $138.6 million for the first quarter of 2012, from $117.6 million for the first quarter of 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2012 AND MARCH 25, 2011

The discussion below details the significant fluctuations and the drivers for each of the major categories of the Partnership’s Consolidated Statements of Income for the three month period ended March 30, 2012 as compared to the three month period ended March 25, 2011.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 2% to $555.0 million during the three month period ended March 30, 2012 compared to the three month period ended March 25, 2011. This increase in trade revenue was due to the impact of increased client dollars invested in the first quarter of 2012 compared to the first quarter of 2011, partially offset by a decrease in the margin earned on client dollars invested. A discussion specific to each component of trade revenue follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Commissions revenue ($ millions):
Mutual funds	$250.2	$226.6	10%
Equities	132.5	112.7	18%
Insurance	97.9	83.1	18%

Total commissions revenue	$480.6	$422.4	14%

Related metrics:
Client dollars invested ($ billions)	$19.0	$16.3	17%
Margin per $1,000 invested	$25.30	$25.90	-2%
U.S. business days	62	58	7%

Commissions revenue increased 14% in the first quarter of 2012 to $480.6 million. The increase was primarily due to a 17% increase in client dollars invested in commission generating transactions. Client dollars invested increased as the result of the increased number of U.S. business days in the current period and the continued strong market conditions. In addition, commissions revenue from insurance products increased primarily due to increased premiums resulting from an increase in average case size as well as an increase in the amount of annuity renewals.

Principal Transactions

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$32.9	$63.3	-48%
Corporate bonds	5.1	8.2	-38%
Certificates of deposit	3.1	2.8	11%
Unit investment trusts	2.3	2.0	15%
Government bonds	1.0	1.8	-44%
Collateralized mortgage obligations	0.6	1.0	-40%
Net inventory gains	0.3	0.3	0%

Total principal transactions revenue	$45.3	$79.4	-43%

Related metrics:
Client dollars invested ($ billions)	$3.6	$4.6	-22%
Margin per $1,000 invested	$12.60	$17.10	-26%
U.S. business days	62	58	7%

Principal transactions revenue decreased 43% in the first quarter of 2012 to $45.3 million which was primarily caused by the continued low interest rate environment and a lower supply of municipal bonds in the first quarter of 2012. This led to clients reinvesting their dollars from maturing fixed income products into mutual fund and equity products which resulted in a 22% decrease in client dollars invested in products that resulted in principal transactions revenue. In addition, margins per $1,000 invested primarily decreased quarter-over-quarter as client investments shifted in the current quarter towards bonds with shorter maturities, which have lower margins.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Investment banking revenue ($ millions):
Distribution	$25.0	$37.1	-33%
Underwriting	4.1	5.1	-20%

Total investment banking revenue	$29.1	$42.2	-31%

Related metrics:
Client dollars invested ($ billions)	$1.1	$1.3	-15%
Margin per $1,000 invested	$27.50	$31.70	-13%
U.S. business days	62	58	7%

Investment banking revenue decreased 31% in the first quarter of 2012 to $29.1 million due to a 15% decrease in client dollars invested in investment banking activities. Revenue decreased in both the distribution and underwriting of securities, debt and corporate obligations and unit investment trusts. This decrease in client dollars invested was due to a decreased supply of taxable municipal bonds and the continued low interest rate environment. The decrease in investment banking revenue was further caused by a 13% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal bonds and corporate unit investment trusts towards lower margin equity unit investment trusts.

Fee Revenue

Fee revenue increased 15% to $622.9 million for the three months ended March 30, 2012 as compared to the three months ended March 25, 2011. A discussion specific to each component of fee revenue follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$245.3	$189.5	29%
Service fees	194.3	188.9	3%
Revenue sharing	33.6	30.4	11%
Trust fees	6.6	5.8	14%
Cash solutions	2.5	3.8	-34%

Total asset-based fee revenue	$482.3	$418.4	15%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$312.0	$308.6	1%
Advisory programs	73.8	57.3	29%
Insurance	53.0	50.4	5%
Cash solutions	17.6	17.9	-2%

Total client asset values	$456.4	$434.2	5%

(1)

Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the quarters ended March 30, 2012 and March 25, 2011.

Asset-based fee revenue increased 15% in the first quarter of 2012 to $482.3 million primarily due to increases in advisory programs fees and service fees. Advisory programs fee revenue, which includes Advisory Solutions, MAP and Portfolio Program fee revenue, increased 29% in the first quarter of 2012 primarily due to continued investment of client dollars into the advisory programs as well as market appreciation of asset values. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership. Service fee revenue increased in the first quarter of 2012 primarily due to increases in the market value of the underlying assets and client activity.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$79.1	$69.3	14%
Retirement account fees	33.7	32.7	3%
Other account and activity fees	27.8	23.1	20%

Total account and activity fee revenue	$140.6	$125.1	12%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	18.0	16.4	10%
Retirement accounts	3.6	3.5	3%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue increased 12% in the first quarter of 2012 to $140.6 million primarily due to increases in revenue from sub-transfer agent services and other account and activity fees primarily caused by quarter-over-quarter increases in the respective number of average holdings serviced and accounts, respectively.

Net Interest and Dividends

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$27.9	$26.3	6%
Short-term investing interest	2.1	2.4	-13%
Other interest and dividends	2.3	1.9	21%
Interest expense	(16.1)	(17.6)	-9%

Total net interest and dividends revenue	$16.2	$13.0	25%

Related metrics ($ millions):
Average aggregate client loan balance	$2,189.7	$2,184.7	0%
Average rate earned	5.18%	5.22%	-1%
Average funds invested	$5,516.2	$4,882.6	13%
Average rate earned	0.15%	0.21%	-29%
Weighted average $1,000 equivalent limited partnership units outstanding	660,467	673,659	-2%

Net interest and dividends revenue increased 25% to $16.2 million quarter-over-quarter primarily due to an increase in client loan interest and a decrease in interest expense.

Interest expense decreased in the first quarter of 2012 primarily due to a decrease in debt interest expense. This decrease in debt interest expense of $1.5 million is due to lower average debt balances outstanding during the current quarter caused by debt repayments in 2011.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest income from client loans increased 6% in the first quarter of 2012 primarily due to an additional week in 2012 on which to earn interest as well as a slight increase in average aggregate client loans, partially offset by a decrease in rate earned. Collateral held in client accounts with loan balances increased 1% to $10.2 billion in the first quarter of 2012 as compared to the first quarter of 2011. Collateral held in client accounts can fluctuate due to market conditions or the withdrawal of securities, provided the client remains in compliance with applicable New York Stock Exchange rules (loan no greater than 75% of the value of the securities in the account) and maintenance requirements imposed by the Partnership (generally, loan no greater than 65% of the value of the securities in the account). Losses incurred on client loan balances were less than $100,000 during the first quarter of both 2012 and 2011.

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 13% in the first quarter of 2012 primarily due to a decrease in rates earned on these types of investments. The related average funds invested increased 13% in the first quarter of 2012. These funds included $4.8 billion and $3.6 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3 as of March 30, 2012 and March 25, 2011, respectively. The average rate earned on total funds invested decreased 29% to 0.15% in the first quarter of 2012. The average rate earned on the segregated funds invested decreased 30% to 0.14% in the first quarter of 2012. See the Liquidity and Capital Resources discussion below for additional information.

Other interest and dividends revenue increased 21% in the first quarter of 2012 as compared to the first quarter of 2011 due primarily to an increase in interest income recognized for interest in connection with general partner partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Other Revenue

Other revenue increased 110% to $12.2 million in the first quarter of 2012. The increase between quarters is primarily attributable to increases in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and fringe benefits expense, which results in no net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Operating expenses ($ millions):
Compensation and benefits	$780.7	$712.7	10%
Occupancy and equipment	89.8	89.3	1%
Communications and data processing	71.2	71.9	-1%
Payroll and other taxes	52.7	48.6	8%
Advertising	12.5	15.8	-21%
Postage and shipping	12.4	11.5	8%
Clearance fees	3.4	3.4	0%
Other operating expenses	45.1	35.5	27%

Total operating expenses	$1,067.8	$988.7	8%

Related metrics:
Number of branches
At period end	11,405	11,406	0%
Average	11,404	11,394	0%
Financial advisors:
At period end	12,202	12,482	-2%
Average	12,194	12,496	-2%
Branch employees(1):
At period end	13,344	12,878	4%
Average	13,009	12,891	1%
Home office employees(1):
At period end	4,942	4,902	1%
Average	4,932	4,893	1%
Home office employees(1) per
100 financial advisors (average)	40.4	39.2	3%
Branch employees(1) per 100 financial advisors (average)	106.7	103.2	3%
Average operating expenses per financial advisor(2)	$44,074	$40,248	10%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 8% in the first quarter of 2012 to $1.1 billion primarily due to increases in compensation and benefits.

Total compensation and benefits costs increased 10% in the first quarter of 2012 primarily due to the fact that the first quarter of 2012 has one additional week of expense compared to the first quarter of 2011 as well as additional increases in financial advisor compensation, variable incentive compensation and salary and fringe benefit expense.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 7% ($26.4 million) in the first quarter of 2012 as compared to the first quarter of 2011. This increase is primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. In the first quarter of 2012, financial advisor salary and

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

subsidy decreased 9% ($2.6 million) due to fewer financial advisor hires participating in these compensation programs. The Partnership has found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, the Partnership has raised the base pay to better recruit certain financial advisors. However, financial advisor growth remains a challenge for the Partnership, as the number of financial advisors has decreased during the first quarter of 2012 as compared to the first quarter of 2011.

In the first quarter of 2012, salary and fringe benefit expense increased 13% ($25.7 million). Approximately half of these increases were due to the additional week of expense in the first quarter of 2011. The remainder of the increase is due to salary increases, increases in fringe benefits expense caused by increased healthcare costs, and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, both the average number of the Partnership’s home office and branch employees increased 1% in the first quarter of 2012 as compared to the first quarter of 2011. As of March 30, 2012, the Partnership had 13,334 branch employees, an increase of 466 employees from March 25, 2011 primarily due to higher utilization of part-time employees.

Variable incentive compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable incentive compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable incentive compensation increased 21% ($18.2 million) in the first quarter of 2012 as compared to the first quarter of 2011.

The remaining operating expenses increased 4% ($11.1 million) in the first quarter of 2012 primarily the result of an 8% ($3.8 million) increase in payroll taxes related to the increases in compensation described above.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. The average number of home office employees per 100 financial advisors increased 3% in the first quarter of 2012 as compared to the first quarter of 2011. The increase was primarily the impact of the 2% decrease in the number of financial advisors quarter-over-quarter as well as an increase in the number of home office employees. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Lack of growth in the number of financial advisors during the rest of 2012 could result in growing home office compensation costs at a faster rate than financial advisors, which would cause the average operating expense per financial advisor to increase. In the first quarter of 2012, the average number of branch employees per 100 financial advisors increased 3%. The increase was also primarily the impact of the 2% decrease in the number of financial advisors quarter-over-quarter as well as an increase in the number of branch employees. This is the result of increased branch employee hours in support of increased financial advisor productivity. The average operating expense per financial advisor increased 10% in the first quarter of 2012, primarily due to increases in home office employees' salary and fringe benefit expenses and branch operating expenses to support the Partnership's financial advisor network, in addition to a decrease in the number of financial advisors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

An operating segment is defined as a component of an entity that have all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; the entity’s chief operating decision-maker (or decision-making group) regularly reviews its operating results for resource allocation and to assess performance; and discrete financial information is available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its own geographic location, primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, as a distributor of mutual fund shares and through revenues related to assets held by and account services provided to its clients.

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable incentive compensation. Variable incentive compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable incentive compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership's profitability as well as the performance of the individual segments. As such, both income from continuing operations and income before variable incentive compensation are considered in evaluating segment performance.

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

	Three Months Ended
	March 30, 2012	March 25, 2011	% Change
Net revenue:
United States of America	$1,162.5	$1,061.1	10%
Canada	43.8	45.2	-3%

Total net revenue	1,206.3	1,106.3	9%

Operating expenses (excluding variable compensation):
United States of America	917.4	855.3	7%
Canada	44.9	46.1	-3%

Total operating expenses	962.3	901.4	7%

Pre-variable income (loss):
United States of America	245.1	205.8	19%
Canada	(1.1)	(0.9)	22%

Total pre-variable income	244.0	204.9	19%

Variable compensation:
United States of America	102.9	84.6	22%
Canada	2.5	2.7	-7%

Total variable compensation	105.4	87.3	21%

Income (loss) before allocation to partners:
United States of America	142.2	121.2	17%
Canada	(3.6)	(3.6)	0%

Total income before allocation to partners	$138.6	$117.6	18%

Client assets under care ($ billions):
United States of America
At period end	$617.8	$575.8	7%
Average	$608.0	$570.1	7%
Canada
At period end	$15.9	$16.2	-2%
Average	$15.8	$16.0	-1%

Financial advisors:
United States of America
At period end	11,594	11,858	-2%
Average	11,583	11,873	-2%
Canada
At period end	608	624	-3%
Average	611	622	-2%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 10% in the first quarter of 2012, primarily due to increases in asset-based fee revenue of 16% ($63.7 million), account and activity fees of 13% ($15.3 million) and trade revenue of 3% ($14.5 million) for the three month period ended March 30, 2012 as compared to the three month period ended March 25, 2011. U.S. asset-based fee revenue increased quarter-over-quarter, primarily due to increases in advisory program fee revenue of 29% ($51.5 million). The increase to advisory program fee revenue is primarily the result of continued growth of average client assets under care in advisory programs. In addition, service fee revenue increased 3% ($5.6 million) in the first quarter of 2012, as increased equity market values lifted the average asset values on which service fees are earned. The increase in U.S. account and activity fees was primarily the result of increases in revenue from sub-transfer agent services primarily caused by quarter-over-quarter increases in the respective number of average client holdings serviced and accounts. The increase to U.S. trade revenue during the first quarter of 2012 is primarily due to four additional business days in the current period.

U.S. operating expenses (excluding variable incentive compensation) increased 7% during the first quarter of 2012 primarily due to increases in financial advisor compensation and salary and fringe benefits. These increases were partially offset by decreases in financial advisor salary and subsidy expense and advertising expense. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to the fact that first quarter 2012 had one additional week of expense as well as salary increases, increases in fringe benefits expense caused by higher healthcare costs and increased personnel to support increased productivity of the Partnership's financial advisor network. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue decreased 3% in the first quarter of 2012 primarily due to a decrease in trade revenue of 12% ($3.6 million) primarily offset by an increase in other revenue of 84% ($1.9 million). Canada trade revenue decreased in the first quarter of 2012 primarily due to a decrease in client dollars invested. This decrease primarily results from lower levels of confidence in markets evidenced by an average decrease in the Toronto Stock Exchange of 9%. The increase in other revenue was primarily caused by an increase in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

Operating expenses (excluding variable incentive compensation) decreased 3% in the first quarter of 2012 primarily due to decreases in financial advisor compensation caused by a decrease in trade revenue on which financial advisor commissions are paid as well as a decrease in financial advisor salary and subsidy, which is due to fewer financial advisor hires participating in these compensation programs.

Despite the $0.2 million (22%) increase in pre-variable loss, the Canadian business segment continues to focus on the Canada Plan to Profitability. The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements. Expense reduction efforts put into place included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

However, the fact that the Partnership has had a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

REGULATORY REFORM

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The law contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. In addition, in March 2012, the Supreme Court of the U.S. heard arguments in Department of Health and Human Services v. Florida in which several states challenged the constitutionality of key components of PPACA. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years.

Money Market Mutual Funds. The Chairman of the SEC has stated that it is considering additional rules affecting money market funds. As of March 30, 2012, the Partnership had average client asset values in money market funds of $17.6 billion. Such rules are not yet proposed and may impact the structure of those funds. The Partnership will monitor and respond to any such proposals if they are issued. Accordingly, the Partnership is not yet able to determine the full potential financial impact, if any, on its operating results in future years.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 72% and 69% of its total revenue from sales and services related to mutual fund and annuity products in the three month periods ended March 30, 2012 and March 25, 2011, respectively. In addition, the Partnership derived 19% and 20% of its total revenue from one mutual fund vendor in the three month periods ended March 30, 2012 and March 25, 2011, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at March 30, 2012, net of reserve for anticipated withdrawals, was $1.8 billion, a slight decrease of less than $0.1 million from December 31, 2011. This slight change in the Partnership’s capital subject to mandatory redemption was due to the retention of general partner earnings ($24.1 million) and the issuance of subordinated limited partner and general partner interests ($35.0 million and $98.7 million, respectively), offset by redemption of limited partner, subordinated limited partner and general partner interests ($2.7 million, $0.9 million and $66.2 million, respectively) and the increase of partnership loans outstanding during the current quarter ($88.0 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 20% to 30% of income allocated to general partners. During the quarters ended March 30, 2012 and March 25, 2011, the Partnership retained 23% of income allocated to general partners.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. The Partnership has withdrawal restrictions in place limiting the amount of capital that can be withdrawn at the discretion of the partner. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning the month after their withdrawal. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning the month after their request for withdrawal of contributed capital. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

General partners (other than Executive Committee members) may elect to finance a portion or all of their purchase of general partnership interests through loans made available from the Partnership. Loans made by the Partnership to general partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

partners in connection with such loans. General partners borrowing from the Partnership will be required to repay such loans by applying the majority of earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. However, any bank loans held by a general partner will be repaid prior to any application of earnings towards that partner's Partnership loan. The Partnership will have full recourse against any general partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that general partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

In addition, the Partnership has not and will not provide loans to members of the Executive Committee. Executive Committee members who require financing for some or all of their partnership capital contributions will continue to borrow directly from banks willing to provide such financing on an individual basis.

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

Additionally, the Partnership has performed certain administrative functions in connection with its partners who have elected to finance a portion of the purchase of partnership interests through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all individual purchases financed through such agreements, the partners provide an irrevocable letter of instruction instructing the Partnership to apply the proceeds from the liquidation of that individual's capital account to the repayment of their bank loan prior to any funds being released to the partner. In addition, the partner is required to apply partnership earnings, net of any firm retention and any distributions to pay taxes, to service the interest and principal on the bank loan. Should a subordinated limited or limited partner's individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership's liquidity.

Partners who finance all or a portion of their partnership interest with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings, including potential operating losses. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

As mentioned above, many of the same banks that provide financing to partners also provide various forms of financing to the Partnership. To the extent these banks increase credit available to the partners, financing available to the Partnership may be reduced.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership, while not a party to any partner unsecured bank loan agreements, does facilitate making payments of allocated income to certain banks on behalf of the partner. The following table represents amounts related to partnership loans as well as bank loans (for which the Partnership facilitates certain administrative functions). Partners may have arranged their own bank loans to finance their partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

	As of March 30, 2012
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$659,501	$289,436	$984,194	$1,933,131

Partnership capital owned by partners with individual loans	$277,249	$425	$525,264	$802,938

Partnership capital owned by partners with individual loans as a percent of total partnership capital	42.0%	0.1%	53.4%	41.5%
Partner loans:
Bank loans	$75,111	$174	$48,985	$124,270
Partnership loans	—	—	174,856	174,856

Total loans	$75,111	$174	$223,841	$299,126

Partner loans as a percent of total partnership capital	11.4%	0.1%	22.7%	15.5%
Partner loans as a percent of partnership capital owned by partners with loans	27.1%	40.9%	42.6%	37.3%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of ($ in thousands):

	March 30,	December 31,
	2012	2011
Committed unsecured credit facilities:
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	445,000	595,000

Total bank lines of credit	$840,000	$990,000

In March 2011, the Partnership entered into the 2011 Credit Facility, which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2012, the Partnership's uncommitted bank lines of credit were reduced by $150 million by a bank reducing its exposure in the U.S. market. This decrease reduced the aggregated uncommitted bank lines of credit from $595 million to $445 million. In addition, the Partnership was notified that, effective May 25, 2012, the Partnership's uncommitted bank lines of credit will be further reduced by $30 million by another bank. This decision is unrelated to the Partnership's creditworthiness.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted bank lines of credit as of March 30, 2012 and December 31, 2011. In addition, the Partnership did not have any draws against these lines of credit during the three month periods ended March 30, 2012 or March 25, 2011.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of March 30, 2012. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of March 30, 2012, the Partnership had $435.2 million in cash and cash equivalents and $834.4 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.3 billion of Partnership liquidity as of March 30, 2012, a 13% ($0.2 billion) decrease from $1.5 billion at December 31, 2011. In addition, the Partnership also had $5.3 billion and $4.5 billion in cash and investments segregated under federal regulations as of March 30, 2012 and December 31, 2011, respectively, which was not available for general use.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the first quarter of 2012, cash and cash equivalents of $435.2 million decreased $384.3 million from $819.5 million as of December 31, 2011. This is primarily a result of the Partnership electing to leave more funds in cash and cash equivalents as of December 31, 2011, that otherwise would have been invested in securities purchased under agreements to resell, due to the unlimited deposit insurance coverage currently being offered (under the Dodd-Frank Act) for non-interest bearing accounts at Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions through December 31, 2012. In some cases, the banks will offer a credit for these uninvested cash balances that can be used to offset other bank fees, which is reflected as a reduction to other operating expenses in the Partnership’s Consolidated Statements of Income. Cash used in operating activities was $199.7 million for the three month period ended March 30, 2012. The primary sources of net cash used in operating activities include income before allocations to partners ($138.6 million) adjusted for depreciation expense ($20.5 million) and a net increase in liabilities ($652.6 million). These sources were more than offset by the net increase in assets ($1,011.4 million). During the first quarter of 2012, cash used in investing activities was $8.0 million consisting of capital expenditures supporting the growth of the Partnership’s operations. During the first quarter of 2012, cash used in financing activities was $176.6 million, consisting primarily of partnership withdrawals and distributions ($152.2 million), repayment of debt ($0.3 million) and redemption of partnership interests ($69.9 million), partially offset by issuance of partnership interests ($41.3 million) and repayment of general partnership loans ($4.3 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

As of March 30, 2012, Edward Jones' net capital of $767.1 million was 36.1% of aggregate debit items and its net capital in excess of the minimum required was $724.6 million. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items was 24.0%. Net capital and the related capital percentage may fluctuate on a daily basis.

As of March 30, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $41.0 million was $33.9 million in excess of the capital required to be held by IIROC. In addition, EJTC was in compliance with its regulatory capital requirements.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CRITICAL ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with GAAP, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

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

Legal Reserves. The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC 450. See Note 8 to the Consolidated Financial Statements and Part II, Item 1 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

The SEC requires market risk disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership’s Form 10-K for the fiscal year ended December 31, 2011.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.2 billion and $5.5 billion for the quarter ended March 30, 2012, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $62 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $12 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 15 basis points (0.15%) in the first three months of 2012, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in previous discussions, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $22 million for the quarters ended March 30, 2012 and March 25, 2011, or approximately $90 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by approximately $90 million.

PART I. FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

The Partnership maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Partnership in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Partnership’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership's certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership's disclosure controls and procedures were effective as of March 30, 2012.

There have been no changes in the Partnership's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

Lehman Brothers. In 2008, numerous plaintiffs filed class and individual actions in state and federal courts related to the issuance of various securities by Lehman Brothers Holdings Inc. (“Lehman Brothers”). The actions primarily allege violations of the Securities Act and certain state law claims, and name several dozen purported underwriters as defendants, as well as numerous former officers and directors of Lehman Brothers and Lehman Brothers’ former auditor. All of these actions were ultimately removed and/or transferred to the SDNY, where they were consolidated with a class action brought by lead plaintiffs. The consolidated class action complaint asserted claims under section 11 of the Securities Act in connection with twelve offerings of Lehman Brothers securities, but named Edward Jones only in connection with two offerings of Lehman Brothers bonds in 2008.

In December 2011, a group of over forty underwriter defendants, including Edward Jones, settled in principle the claims against them in the consolidated class action complaint. Edward Jones agreed to pay a de minimis amount to settle the consolidated class action complaint. That settlement was approved by the SDNY court in May 2012. The complete terms of the settlement are set forth in the agreement filed with the court in December 2011 and include the release and discharge of claims as against Edward Jones by all purchasers of the particular securities at issue that did not opt out of the settlement, and an order barring contribution and indemnification claims against Edward Jones.

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

FINRA Inquiry. In December, 2009, Edward Jones advised FINRA that a branch employee had been terminated for misconduct. The former employee improperly transferred client funds to an account the former employee controlled. Edward Jones identified the client involved and paid restitution to the client. Edward Jones has reached a tentative agreement with FINRA to pay a fine to resolve this matter.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings, continued

FINRA Matters. On April 10, 2012, Edward Jones, without admitting or denying the findings, entered into a Letter of Acceptance, Waiver and Consent covering the matters listed below. Edward Jones was censured, ordered to pay a fine of $55,000, and ordered to pay restitution to identified clients in the amount of $13,232.

1. FINRA alleged that 31 of Edward Jones’ trades in fixed-income securities in 2004 were not priced as favorably as possible under prevailing market conditions, in violation of NASD Rules 2110 and 2320, and that Edward Jones’ written supervisory procedures concerning best execution of fixed-income transactions in place in 2004 were inadequate, in violation of NASD Rules 2110 and 3010.

2. FINRA alleged that in five transactions in 2007 and in five transactions in 2008, Edward Jones purchased municipal securities for its own account for a client or sold municipal securities for its own account to a client at an aggregate price that was not fair and reasonable in violation of MSRB Rules G-17 and G-30(a).

3. FINRA alleged that Edward Jones’ short-interest reporting for the period July 31, 2007, through February 27, 2009 was in violation of NASD Rule 3360 or FINRA Rule 4560, and NASD Rules 2110 and 3010.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011 except for the updates to the following risk factor:

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

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The law contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. In addition, in March 2012, the Supreme Court of the U.S. heard arguments in Department of Health and Human Services v. Florida in which several states challenged the constitutionality of key components of PPACA. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years.

Money Market Mutual Funds. The Chairman of the SEC has stated that it is considering additional rules affecting money market funds. As of March 30, 2012, the Partnership had average client asset values in money market funds of $17.6 billion. Such rules are not yet proposed and may impact the structure of those funds. The Partnership will monitor and respond to any such proposals if they are issued. Accordingly, the Partnership is not yet able to determine the full potential financial impact, if any, on its operating results in future years.

Any of the foregoing regulatory initiatives, in addition to those presented in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011, could adversely affect the Partnership's business operations, business model, and profitability. The Partnership cannot predict with any certainty whether or which of the regulatory proposals that have not yet been adopted will be adopted, and if so whether they will be adopted in their current form or adopted subject to further revisions. If adopted, some of these initiatives could significantly and adversely impact the Partnership’s operating costs, its structure, its ability to generate revenue, and its overall profitability.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	*

Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated November 26, 2010.

3.2	*

Tenth Amendment of Seventeenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 29, 2012, as amended, incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 2011.

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
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
May 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	May 11, 2012
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2012
Kevin D. Bastien