Form 10-Q
period 2012-06-29
JONES FINANCIAL COMPANIES LLLP
filed 2012-08-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of July 27, 2012, 654,900 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)	June 29, 2012	December 31, 2011

ASSETS:
Cash and cash equivalents	$250,675	$819,506

Cash and investments segregated under federal regulations	5,357,130	4,472,526

Securities purchased under agreements to resell	747,007	676,448

Receivable from:
Clients	2,338,616	2,353,308
Brokers, dealers and clearing organizations	126,290	103,805
Mutual funds, insurance companies and other	326,706	300,007

Securities owned, at fair value:
Inventory securities	124,151	74,666
Investment securities	106,524	104,502

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	554,741	579,439

Other assets	90,095	99,379

TOTAL ASSETS	$10,021,935	$9,583,586

LIABILITIES:
Payable to:
Clients	$7,279,939	$6,727,090
Brokers, dealers and clearing organizations	116,370	80,247

Securities sold, not yet purchased, at fair value	5,466	7,586

Accrued compensation and employee benefits	501,367	540,416

Accounts payable and accrued expenses	159,679	165,970

Long-term debt	6,010	6,500

	8,068,831	7,527,809

Liabilities subordinated to claims of general creditors	100,000	150,000

Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,772,012	1,758,365

Reserve for anticipated withdrawals	81,092	147,412

Total partnership capital subject to mandatory redemption	1,853,104	1,905,777

TOTAL LIABILITIES	$10,021,935	$9,583,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per unit information)	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Revenue:
Trade revenue
Commissions	$479,983	$437,413	$960,604	$859,842
Principal transactions	41,815	68,251	87,116	147,659
Investment banking	30,038	40,617	59,112	82,855

Total trade revenue	551,836	546,281	1,106,832	1,090,356
Fee revenue
Asset-based	494,636	455,064	976,965	873,506
Account and activity	143,462	129,884	284,030	254,986

Total fee revenue	638,098	584,948	1,260,995	1,128,492
Interest and dividends	33,344	32,420	65,652	63,030
Other revenue	6,960	6,108	19,205	11,773

Total revenue	1,230,238	1,169,757	2,452,684	2,293,651
Interest expense	15,752	17,528	31,876	35,152

Net revenue	1,214,486	1,152,229	2,420,808	2,258,499

Operating expenses:
Compensation and benefits	797,199	748,113	1,577,855	1,460,762
Occupancy and equipment	87,342	88,703	177,153	177,975
Communications and data processing	70,753	74,872	141,917	146,802
Payroll and other taxes	46,336	42,742	98,986	91,322
Advertising	12,982	13,985	25,524	29,781
Postage and shipping	11,966	11,805	24,347	23,267
Clearance fees	3,025	3,173	6,472	6,581
Other operating expenses	45,921	44,439	91,027	79,973

Total operating expenses	1,075,524	1,027,832	2,143,281	2,016,463

Income before allocations to partners	138,962	124,397	277,527	242,036

Allocations to partners:
Limited partners	18,056	18,125	36,166	35,337
Subordinated limited partners	15,400	12,814	31,068	25,173
General partners	105,506	93,458	210,293	181,526

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.50	$27.03	$54.92	$52.58

Weighted average $1,000 equivalent limited partnership units outstanding	656,582	670,551	658,521	672,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

SIX MONTHS ENDED June 29, 2012 AND June 24, 2011

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725

Issuance of partnership interests	223,560	26,334	12,967	262,861
Issuance of partnership interests through partnership loans	—	—	89,440	89,440
Redemption of partnership interests	(4,852)	(936)	(51,160)	(56,948)
Income allocated to partners	35,337	25,173	181,526	242,036
Withdrawals and distributions	(2,598)	(21,033)	(104,549)	(128,180)

Total partnership capital, including capital financed with partnership loans	702,796	251,506	951,632	1,905,934

Partnership loans outstanding	—	—	(87,396)	(87,396)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 24, 2011	$702,796	$251,506	$864,236	$1,818,538

Reserve for anticipated withdrawals	(32,739)	(4,140)	(35,226)	(72,105)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 24, 2011	$670,057	$247,366	$829,010	$1,746,433

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	35,534	99,506	135,040
Redemption of partnership interests	(6,694)	(3,205)	(73,459)	(83,358)
Income allocated to partners	36,166	31,068	210,293	277,527
Withdrawals and distributions	(3,839)	(25,454)	(118,775)	(148,068)

Total partnership capital, including capital financed with partnership loans	687,859	293,357	1,045,143	2,026,359

Partnership loans outstanding, June 29, 2012	—	—	(173,255)	(173,255)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 29, 2012	$687,859	$293,357	$871,888	$1,853,104

Reserve for anticipated withdrawals	(32,327)	(5,614)	(43,151)	(81,092)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 29, 2012	$655,532	$287,743	$828,737	$1,772,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 29, 2012	June 24, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash used in operating activities:
Income before allocations to partners	277,527	242,036
Depreciation and amortization	40,917	45,697

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(884,604)	94,749
Securities purchased under agreements to resell	(70,559)	227,846
Net payable to clients	567,541	(38,381)
Net receivable from brokers, dealers and clearing organizations	13,638	31,771
Receivable from mutual funds, insurance companies and other	(26,699)	(28,867)
Securities owned, net	(53,627)	(40,346)
Other assets	9,284	20,452
Accrued compensation and employee benefits	(39,049)	(25,630)
Accounts payable and accrued expenses	(7,581)	(26,125)

Net cash (used in) provided by operating activities	(173,212)	503,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(14,929)	(29,062)

Net cash used in investing activities	(14,929)	(29,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(490)	(39,481)
Repayment of subordinated liabilities	(50,000)	(50,000)
Issuance of partnership interests (net of partnership loans)	40,942	262,861
Redemption of partnership interests	(83,358)	(56,948)
Withdrawals and distributions from partnership capital	(295,480)	(236,428)
Repayment of general partnership loans	7,696	2,044

Net cash used in financing activities	(380,690)	(117,952)

Net (decrease) increase in cash and cash equivalents	(568,831)	356,188

CASH AND CASH EQUIVALENTS:
Beginning of period	819,506	87,584

End of period	$250,675	$443,772

Cash paid for interest	$32,089	$35,093

Cash paid for taxes	$3,422	$3,382

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$81	$1,513

Issuance of general partnership interests through partnership loans in current period	$94,098	$89,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three and six month periods ended May 31, 2012 and 2011 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three and six month periods ended June 29, 2012 and June 24, 2011, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three and six month periods ended June 29, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Asset-based fee revenue is derived from fees determined by the underlying value of client assets. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including Edward Jones Advisory Solutions (“Advisory Solutions”), which consists of 60 different research models (including Unified Managed Accounts), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program.

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

The Partnership derived from one mutual fund vendor 19% of its total revenue for both the three and six month periods ended June 29, 2012, respectively, and 20% of its total revenue for both the three and six month periods ended June 24, 2011, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended June 29, 2012 and December 31, 2011. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of June 29, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$761,088	$—	$—	$761,088
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$761,088	$250,000	$—	$1,011,088

Securities owned:
Inventory securities:
State and municipal obligations	$—	$97,853	$—	$97,853
Equities	18,406	—	—	18,406
Corporate bonds and notes		3,898	—	3,898
Certificates of deposit	—	1,979	—	1,979
Government and agency obligations	1,502	—	—	1,502
Collateralized mortgage obligations	—	448	—	448
Unit investment trusts	65	—	—	65

Total inventory securities	$19,973	$104,178	$—	$124,151

Investment securities:
Mutual funds	$80,101	$—	$—	$80,101
Government and agency obligations	14,410	—	—	14,410
Equities	6,432	—	—	6,432
Municipal bonds	—	4,691	—	4,691
Corporate bonds and notes	—	698	—	698
Collateralized mortgage obligations	—	192	—	192

Total investment securities	$100,943	$5,581	$—	$106,524

	Financial Liabilities at Fair Value as of June 29, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$2,752	$—	$2,752
Equities	1,194	—	—	1,194
Certificates of deposit	—	564	—	564
State and municipal obligations	—	505	—	505
Government and agency obligations	373	—	—	373
Unit investment trusts	78	—	—	78

Total inventory securities	$1,645	$3,821	$—	$5,466

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$708,624	$—	$—	$708,624
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$708,624	$250,000	$—	$958,624

Securities owned:
Inventory securities:
State and municipal obligations	$—	$41,484	$—	$41,484
Equities	20,285	—	—	20,285
Corporate bonds and notes	—	6,647	—	6,647
Certificates of deposit	—	5,390	—	5,390
Government and agency obligations	398	—	—	398
Collateralized mortgage obligations	—	249	—	249
Unit investment trusts	213	—	—	213

Total inventory securities	$20,896	$53,770	$—	$74,666

Investment securities:
Mutual funds	$77,266	$—	$—	$77,266
Government and agency obligations	14,507	—	—	14,507
Equities	6,932	—	—	6,932
Municipal bonds	—	4,902	—	4,902
Corporate bonds and notes	—	653	—	653
Collateralized mortgage obligations	—	242	—	242

Total investment securities	$98,705	$5,797	$—	$104,502

	Financial Liabilities at Fair Value as of December 31, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$3,336	$—	$3,336
Equities	3,210	—	—	3,210
State and municipal obligations	—	303	—	303
Certificates of deposit	—	277	—	277
Government and agency obligations	260	—	—	260
Unit investment trusts	129	—	—	129
Collateralized mortgage obligations	—	71	—	71

Total inventory securities	$3,599	$3,987	$—	$7,586

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $6,500 and $3,500 at June 29, 2012 and December 31, 2011, respectively. The average notional amount of futures contracts outstanding throughout the three and six month periods ended June 29, 2012 and the year ended December 31, 2011, were approximately $5,100, $4,600 and $5,400, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments of a $67 gain and a $10 loss are included in the Consolidated Statements of Financial Condition as of June 29, 2012 and December 31, 2011, respectively. The total gains and losses related to these assets, recorded within the Consolidated Statements of Income, were losses of $413 and $291 for the three and six month periods ended June 29, 2012, respectively, and losses of $389 and $352 for the three and six month periods ended June 24, 2011, respectively. These losses are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership’s Consolidated Statements of Income.

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

	June 29,	December 31,
	2012	2011

Long-term debt	$6,654	$6,968
Liabilities subordinated to claims of general creditors	106,106	157,762

Total	$112,760	$164,730

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 29,	December 31,
	2012	2011
2011 Credit Facility	$395,000	$395,000

Uncommitted secured credit facilities	415,000	595,000

Total bank lines of credit	$810,000	$990,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. This credit facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the terms of the credit facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of June 29, 2012, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2012, the Partnership’s uncommitted bank lines of credit were reduced by $150,000 by a bank currently participating in the 2011 Credit Facility. In addition, effective May 25, 2012, the Partnership’s uncommitted bank lines of credit were further reduced by $30,000 by another bank. These decreases reduced the uncommitted bank lines of credit from $595,000 to $415,000.

Actual borrowing availability on the uncommitted bank lines of credit is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted bank lines of credit as of June 29, 2012 and December 31, 2011. In addition, the Partnership did not have any draws against these lines of credit during the six month periods ended June 29, 2012 or June 24, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	June 29,	December 31,
	2012	2011
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$6,010	$6,500

	$6,010	$6,500

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	June 29,	December 31,
	2012	2011
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$100,000	$150,000

	$100,000	$150,000

In June 2012, the Partnership paid the annual scheduled installment on the 7.33% capital notes in the amount of $50,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	June 29,	December 31,
	2012	2011

Limited partnership capital	$655,532	$662,226
Subordinated limited partnership capital	287,743	255,414
General partnership capital issued	1,001,992	927,578

Partner capital issued	1,945,267	1,845,218

Partnership loans:
General partnership loans outstanding at beginning of period	86,853	—
General partnership loans issued in current year	94,098	91,693
Repayment of general partnership loans in current year	(7,696)	(4,840)

Partnership loans outstanding	173,255	86,853

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,772,012	1,758,365

Reserve for anticipated withdrawals	81,092	147,412

Partnership capital subject to mandatory redemption	$1,853,104	$1,905,777

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the Managing Partner and the executive officers of the Partnership) that require financing for some or all of their partnership capital contributions. Loans made by the Partnership to general partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of June 29, 2012 and December 31, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $173,255 and $86,853, respectively. Interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $1,421 and $2,847 for the three and six month periods ended June 29, 2012, respectively, and $719 and $1,445 for the three and six month periods ended June 24, 2011, respectively.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,313 and $24,697 for the three and six month periods ended June 29, 2012, respectively, and $12,577 and $25,206 for the three and six month periods ended June 24, 2011, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

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

NOTE 7 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (“Exchange Act”) and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the U.S. Securities and Exchange Commission (“SEC”) and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

At June 29, 2012, Edward Jones’ net capital of $761,476 was 34.9% of aggregate debit items and its net capital in excess of the minimum required was $717,852. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items, was 23.5%. Net capital and the related capital percentages may fluctuate on a daily basis.

At June 29, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $36,924 was $30,034 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of June 29, 2012, with its regulatory capital requirements.

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $4,000 to $50,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Financial information for the Partnership’s reportable segments is presented in the following table:

	Three Months Ended		Six Months Ended
	June 29,	June 24,	June 29,	June 24,
	2012	2011	2012	2011
Net revenue:
United States of America	$1,168,693	$1,102,954	$2,331,248	$2,164,024
Canada	45,793	49,275	89,560	94,475

Total net revenue	1,214,486	1,152,229	2,420,808	2,258,499

Pre-variable income (loss):
United States of America	260,997	220,619	506,136	426,394
Canada	868	2,290	(229)	1,428

Total pre-variable income	261,865	222,909	505,907	427,822

Variable compensation:
United States of America	119,114	95,190	222,019	179,798
Canada	3,789	3,322	6,361	5,988

Total variable compensation	122,903	98,512	228,380	185,786

Income (loss) before allocation to partners:
United States of America	141,883	125,429	284,117	246,596
Canada	(2,921)	(1,032)	(6,590)	(4,560)

Total income before allocation to partners	$138,962	$124,397	$277,527	$242,036

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market prices of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividend revenue is impacted by the amount of cash and investments, receivables from clients and payables to clients, the variability of interest rates earned and paid on such balances, the number of limited partner interests, and the balances of general partner loans, long-term debt and liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three and six month periods ended June 29, 2012 and June 24, 2011. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Revenue:
Trade revenue:
Commissions	$480.0	$437.4	10%	$960.6	$859.9	12%
Principal transactions	41.8	68.3	-39%	87.1	147.7	-41%
Investment banking	30.0	40.6	-26%	59.1	82.8	-29%

Total trade revenue	551.8	546.3	1%	1,106.8	1,090.4	2%

% of net revenue	45%	47%		46%	48%
Fee revenue:
Asset-based	494.6	455.0	9%	977.0	873.5	12%
Account and activity	143.5	129.9	10%	284.0	255.0	11%

Total fee revenue	638.1	584.9	9%	1,261.0	1,128.5	12%

% of net revenue	53%	51%		52%	50%
Net interest and dividends	17.6	14.9	18%	33.8	27.9	21%
Other revenue	7.0	6.1	15%	19.2	11.7	64%

Net revenue	1,214.5	1,152.2	5%	2,420.8	2,258.5	7%
Operating expenses	1,075.5	1,027.8	5%	2,143.3	2,016.5	6%

Income before allocations to Partners	$139.0	$124.4	12%	$277.5	$242.0	15%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$23.7	$22.4	6%	$47.4	$44.7	6%
Advisory programs ($ billions)	$2.9	$5.6	-48%	$5.9	$11.4	-48%
Client households at period end (millions)	4.49	4.49	0%	4.49	4.49	0%
U.S. net new assets for the period end ($ billions)	$6.6	$7.4	-11%	$14.6	$14.3	2%
Client assets under care:
Total:
At period end ($ billions)	$628.9	$592.8	6%	$628.9	$592.8	6%
Average ($ billions)	$627.1	$603.3	4%	$625.5	$594.7	5%
Advisory Programs:
At period end ($ billions)	$77.3	$66.2	17%	$77.3	$66.2	17%
Average ($ billions)	$76.0	$64.0	19%	$74.9	$60.9	23%
Financial advisors:
At period end	12,240	12,321	-1%	12,240	12,321	-1%
Average	12,224	12,338	-1%	12,209	12,417	-2%
Attrition %	9.0%	14.0%	n/a	11.2%	14.7%	n/a
Dow Jones Industrial Average:
At period end	12,880	11,935	8%	12,880	11,935	8%
Average for period	12,761	12,369	3%	12,803	12,195	5%
S&P 500 Index:
At period end	1,362	1,268	7%	1,362	1,268	7%
Average for period	1,350	1,320	2%	1,349	1,311	3%

(1)	Client dollars invested, related to trade revenue, includes the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represents the net inflows of client dollars into this program.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Quarter to Date 2012 versus 2011

The Partnership experienced improved financial results during the second quarter of 2012 as compared to 2011, which was largely attributable to continued investment of client dollars into its advisory programs and the resulting increase in fee revenue. In addition, the Partnership benefited from improved market conditions, reflected in the 2% increase in the daily average S&P 500 Index and the 3% increase in the daily average Dow Jones Industrial Average. The federal funds rate remained basically unchanged at a range of 0% to 0.25%.

The Partnership’s key performance measures were relatively strong during the second quarter of 2012. Average client assets under care grew 4% to $627.1 billion, which included a 19% increase in the average advisory programs assets under care to $76.0 billion. In addition, client dollars invested relating to trade revenue were up 6% and U.S. net new assets decreased 11%.

For the second quarter of 2012, net revenue increased 5% to $1.2 billion over the second quarter of 2011. This increase was driven by a 9% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. These factors also contributed to a changing composition of net revenue, which was 45% trade and 53% fee revenue in the second quarter of 2012, compared to 47% trade and 51% fee revenue in the second quarter of 2011.

Operating expenses increased 5% primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership’s profitability.

The net impact of the increases in net revenues and operating expenses resulted in a 12% increase in income before allocations to Partners.

Year to Date 2012 versus 2011

The Partnership also experienced improved financial results during the first six months of 2012 as compared to 2011, which was largely attributable to continued investment of client dollars into its advisory programs and the resulting increase in fee revenue. In addition, the Partnership benefited from improved market conditions, reflected in the 3% increase in the daily average S&P 500 Index and the 5% increase in the daily average Dow Jones Industrial Average. The federal funds rate remained basically unchanged at a range of 0% to 0.25%.

The Partnership’s key performance measures continued to be strong during the first half of 2012. Average client assets under care grew 5% to $625.5 billion, which included a 23% increase in the average advisory programs assets under care to $74.9 billion. U.S. net new assets increased 2% and client dollars invested relating to trade revenue were up 6%.

For the six month period ended June 29, 2012, net revenue increased 7% to $2.4 billion over the six month period ended June 24, 2011. This increase was driven by a 12% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the overall rise in the equity market daily averages and the continued investment of client dollars into advisory programs. These factors also contributed to a changing composition of net revenue, which was 46% trade and 52% fee revenue in the first six months of 2012, compared to 48% trade and 50% fee revenue in the first six months of 2011.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 6% primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership’s profitability. The increase is also due to the fact that the first half of 2012 had 26 weeks versus 25 weeks in the first half of 2011.

Similar to the second quarter of 2012, the net impact of the increases in net revenues and operating expenses resulted in a 15% increase in income before allocations to Partners.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 29, 2012 AND JUNE 24, 2011

The discussion below details the significant fluctuations and the drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 1% to $551.8 million and 2% to $1,106.8 million in the second quarter and first six months of 2012 compared to the same periods in 2011, respectively. The increase in trade revenue for the second quarter and first six months of 2012 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested. In addition, trade revenue during the first six months of 2012 increased due to four additional U.S. business days in the first half of 2012 compared to the first half of 2011. A discussion specific to each component of trade revenue follows.

Commissions

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Commissions revenue ($ millions):
Mutual funds	$253.4	$234.9	8%	$503.6	$461.6	9%
Equities	129.3	105.7	22%	261.8	218.4	20%
Insurance	97.3	96.8	1%	195.2	179.9	9%

Total commissions revenue	$480.0	$437.4	10%	$960.6	$859.9	12%

Related metrics:
Client dollars invested ($ billions)	$18.9	$16.6	14%	$37.9	$32.9	15%
Margin per $1,000 invested	$25.40	$26.40	-4%	$25.30	$26.10	-3%
U.S. business days	63	63	0%	125	121	3%

For the three months ended June 29, 2012, commissions revenue increased 10% to $480.0 million compared to the three months ended June 24, 2011. The increase was primarily due to a 14% increase in client dollars invested in commission generating transactions resulting from improved market conditions and the fact that clients are generally reinvesting their dollars from maturing fixed income products into mutual fund, equity and insurance products. This increase was partially offset by a 4% decrease in the margin per $1,000 invested caused by a shift from investments in higher-margin equity mutual funds to lower-margin debt mutual funds.

For the six months ended June 29, 2012, commissions revenue increased 12% to $960.6 million compared to the six months ended June 24, 2011. The increase was primarily due to a 15% increase in client dollars invested in commission generating transactions resulting from improved market conditions and the fact that clients are generally reinvesting their dollars from maturing fixed income products into mutual fund, equity and insurance products. This increase was partially offset by a 3% decrease in the margin per $1,000 invested caused by a shift from investments in higher-margin equity mutual funds to lower-margin debt mutual funds.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Principal transactions revenue ($ millions):
Municipal bonds	$31.1	$48.5	-36%	$64.0	$111.8	-43%
Corporate bonds	4.5	9.5	-53%	9.7	17.7	-45%
Certificates of deposit	3.6	3.5	3%	6.8	6.3	8%
Unit investment trusts	1.0	3.0	-67%	3.3	5.0	-34%
Government bonds	0.9	1.8	-50%	1.9	3.6	-47%
Collateralized mortgage obligations	0.4	1.1	-64%	0.9	2.1	-57%
Net inventory gains	0.3	0.9	-67%	0.5	1.2	-58%

Total principal transactions revenue	$41.8	$68.3	-39%	$87.1	$147.7	-41%

Related metrics:
Client dollars invested ($ billions)	$3.7	$4.4	-16%	$7.2	$9.1	-21%
Margin per $1,000 invested	$11.30	$15.20	-26%	$12.00	$16.20	-26%
U.S. business days	63	63	0%	125	121	3%

For the three months ended June 29, 2012, principal transactions revenue decreased 39% to $41.8 million compared to the three months ended June 24, 2011. This decrease was primarily caused by the continued low interest rate environment and improved equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund, equity and insurance products. This resulted in a 16% decrease in client dollars invested in products that resulted in principal transactions revenue. In addition, margins per $1,000 invested decreased 26% as client investments shifted in the current period towards bonds with shorter maturities, which have lower margins.

For the six months ended June 29, 2012, principal transactions revenue decreased 41% to $87.1 million compared to the six months ended June 24, 2011. This decrease was primarily caused by the continued low interest rate environment and improved equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund, equity and insurance products. This resulted in a 21% decrease in client dollars invested in products that resulted in principal transactions revenue. In addition, margins per $1,000 invested decreased 26% as client investments shifted in the current period towards bonds with shorter maturities, which have lower margins.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Investment banking revenue ($ millions):
Distribution	$21.4	$32.1	-33%	$46.4	$69.2	-33%
Underwriting	8.6	8.5	1%	12.7	13.6	-7%

Total investment banking revenue	$30.0	$40.6	-26%	$59.1	$82.8	-29%

Related metrics:
Client dollars invested ($ billions)	$1.2	$1.4	-14%	$2.2	$2.7	-19%
Margin per $1,000 invested	$25.80	$29.50	-13%	$26.60	$30.60	-13%
U.S. business days	63	63	0%	125	121	3%

For the three months ended June 29, 2012, investment banking revenue decreased 26% to $30.0 million compared to the three months ended June 24, 2011. This decrease was due to a 14% decrease in client dollars invested in investment banking activities, which was due to the continued low interest rate environment and lower supply of municipal bonds. The decrease in investment banking revenue was further caused by a 13% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal and corporate unit investment trusts towards lower margin equity unit investment trusts.

For the six months ended June 29, 2012, investment banking revenue decreased 29% to $59.1 million compared to the six months ended June 24, 2011. This decrease was due to a 19% decrease in client dollars invested in investment banking activities, which was due to the continued low interest rate environment and lower supply of municipal bonds. The decrease in investment banking revenue was further caused by a 13% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal and corporate unit investment trusts towards lower margin equity unit investment trusts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 9% to $638.1 million and 12% to $1,261.0 million in the second quarter and first six months of 2012 compared to the same periods in 2011, respectively. A discussion specific to each component of fee revenue follows.

Asset-based

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$252.8	$213.9	18%	$498.1	$403.5	23%
Service fees	196.4	199.5	-2%	390.7	388.4	1%
Revenue sharing	35.2	33.9	4%	68.8	64.3	7%
Trust fees	6.8	5.9	15%	13.4	11.7	15%
Cash solutions	3.4	1.8	89%	6.0	5.6	7%

Total asset-based fee revenue	$494.6	$455.0	9%	$977.0	$873.5	12%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$324.2	$320.8	1%	$314.5	$313.8	0%
Advisory programs	75.7	63.9	18%	74.7	60.7	23%
Insurance	53.9	51.8	4%	53.2	51.1	4%
Cash solutions	17.3	17.4	-1%	17.4	17.6	-1%

Total client asset values	$471.1	$453.9	4%	$459.8	$443.2	4%

(1)	Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the three month and six month periods ended June 29, 2012 and June 24, 2011.

For the three months ended June 29, 2012, asset-based fee revenue increased 9% to $494.6 million compared to the three months ended June 24, 2011. This increase is primarily due to an 18% increase in advisory programs fees, which includes Advisory Solutions, MAP and Portfolio Program fee revenue. Advisory program fees increased primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership.

For the six months ended June 29, 2012, asset-based fee revenue increased 12% to $977.0 million compared to the six months ended June 24, 2011. This increase is primarily due to a 23% increase in advisory programs fees, which includes Advisory Solutions, MAP and Portfolio Program fee revenue. Advisory program fees increased primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$81.3	$71.9	13%	$160.4	$141.2	14%
Retirement account fees	33.8	33.5	1%	67.5	66.2	2%
Other account and activity fees	28.4	24.5	16%	56.1	47.6	18%

Total account and activity fee revenue	$143.5	$129.9	10%	$284.0	$255.0	11%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	18.3	16.8	9%	18.2	16.6	10%
Retirement accounts	3.7	3.5	6%	3.6	3.5	3%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

For the three months ended June 29, 2012, account and activity fee revenue increased 10% to $143.5 million compared to the three months ended June 24, 2011, primarily due to increases in revenue from sub-transfer agent services and other account and activity fees. Sub-transfer agent services increased primarily due to increases in the number of average holdings serviced. Other account and activity fees increased primarily due to increased mortgage revenue which is the result of an improved mortgage rate environment.

For the six months ended June 29, 2012, account and activity fee revenue increased 11% to $284.0 million compared to the six months ended June 24, 2011, primarily due to increases in revenue from sub-transfer agent services and other account and activity fees. Sub-transfer agent services increased primarily due to increases in the number of average holdings serviced. Other account and activity fees increased primarily due to increased mortgage revenue which is the result of an improved mortgage rate environment.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$28.3	$28.7	-1%	$56.2	$55.0	2%
Short-term investing interest	2.8	1.9	47%	4.8	4.2	14%
Other interest and dividends	2.3	1.8	28%	4.7	3.8	24%
Interest expense	(15.8)	(17.5)	-10%	(31.9)	(35.1)	-9%

Total net interest and dividends revenue	$17.6	$14.9	18%	$33.8	$27.9	21%

Related metrics ($ millions):
Average aggregate client loan balance	$2,194.1	$2,220.4	-1%	$2,196.6	$2,200.0	0%
Average rate earned	5.17%	5.18%	0%	5.16%	5.21%	-1%

Average funds invested	$6,253.6	$4,738.3	32%	$5,890.7	$4,883.1	21%
Average rate earned	0.17%	0.13%	31%	0.16%	0.18%	-11%

Weighted average $1,000 equivalent limited partnership units outstanding	656,582	670,551	-2%	658,521	672,062	-2%

For the three months ended June 29, 2012, net interest and dividends revenue increased 18% to $17.6 million compared to the three months ended June 24, 2011 primarily due to a decrease in interest expense and increases in short-term investing interest and other interest and dividends. Interest expense decreased primarily due to lower average debt balances during the current period related to debt repayments in 2011 and 2012. Other interest and dividends revenue increased 28% primarily due to an increase in interest income recognized for interest in connection with general partner partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 47% compared to the three months ended June 24, 2011 primarily due to an increase in the average funds invested on these types of investments. The related average funds invested increased 32% and included $5.2 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3, compared to $3.7 billion in 2011. The average rate earned on total funds invested increased 31% to 0.17% and the average rate earned on the segregated funds invested increased 10% to 0.17%. See the Liquidity and Capital Resources discussion below for additional information.

For the six months ended June 29, 2012, net interest and dividends revenue increased 21% to $33.8 million compared to the three months ended June 24, 2011 primarily due to a decrease in interest expense and increases in short-term investing interest and other interest and dividends. Interest expense decreased in the first half of 2012 primarily due to decreased average debt balances in the current period related to debt repayments in 2011 and 2012. Other interest and dividends revenue increased 24% primarily due to an increase in interest income recognized for interest in connection with general partner partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 14% compared to the six months ended June 24, 2011 primarily due to an increase in the average funds invested on these types of investments. The related average funds invested increased 21% and included $5.0 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3, compared to $3.6 billion for the same period in 2011.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The average rate earned on total funds invested decreased 11% to 0.16% and the average rate earned on the segregated funds invested decreased 11% to 0.16% in the six month period ended June 29, 2012. See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue increased 15% to $7.0 million and 64% to $19.2 million in the second quarter and first six months of 2012 compared to the same periods in 2011, respectively. These increases are primarily attributable to increases in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and fringe benefits expense, which results in no net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Operating expenses ($ millions):
Compensation and benefits	$797.2	$748.1	7%	$1,577.9	$1,460.7	8%
Occupancy and equipment	87.3	88.7	-2%	177.2	178.0	0%
Communications and data processing	70.8	74.9	-5%	141.9	146.8	-3%
Payroll and other taxes	46.3	42.7	8%	99.0	91.3	8%
Advertising	13.0	14.0	-7%	25.5	29.8	-14%
Postage and shipping	12.0	11.8	2%	24.3	23.3	4%
Clearance fees	3.0	3.2	-6%	6.5	6.6	-2%
Other operating expenses	45.9	44.4	3%	91.0	80.0	14%

Total operating expenses	$1,075.5	$1,027.8	5%	$2,143.3	$2,016.5	6%

Related metrics:
Number of branches
At period end	11,386	11,359	0%	11,386	11,359	0%
Average	11,389	11,365	0%	11,396	11,380	0%

Financial advisors:
At period end	12,240	12,321	-1%	12,240	12,321	-1%
Average	12,224	12,338	-1%	12,209	12,417	-2%
Branch employees(1):
At period end	13,484	13,158	2%	13,484	13,158	2%
Average	13,383	13,113	2%	13,302	13,002	2%
Home office employees(1):
At period end	5,044	4,918	3%	5,044	4,918	3%
Average	4,999	4,917	2%	4,966	4,905	1%
Home office employees(1) per 100 financial advisors (average)	40.9	39.9	3%	40.7	39.5	3%
Branch employees(1) per 100 financial advisors (average)	109.5	106.3	3%	109.0	104.7	4%

Average operating expenses per financial advisor(2)	$43,374	$42,294	3%	$87,446	$82,529	6%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

For the three months ended June 29, 2012, operating expenses increased 5% to $1,075.5 million compared to the three months ended June 24, 2011 primarily due to a 7% increase in compensation and benefits resulting from increases in financial advisor compensation, salary and fringe benefit expense and variable incentive compensation described below. The remaining operating expenses decreased 1% ($1.4 million) due to a 5% decrease in communications and data processing expenses related to savings resulting from modifications made to communications systems, offset by an 8% increase in payroll taxes caused by increases in compensation.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 4% ($14.9 million) compared to the three months ended June 24, 2011 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid.

Salary and fringe benefit expense increased 4% ($9.4 million) compared to the three months ended June 24, 2011 primarily due to salary increases and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, both the average number of the Partnership’s home office and branch employees increased 2%. As of June 29, 2012, the Partnership had 13,484 branch employees, an increase of 326 employees from June 24, 2011 primarily due to higher utilization of part-time employees.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable incentive compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable incentive compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable incentive compensation increased 25% ($24.4 million) in the three months ended June 29, 2012 as compared to the three months ended June 24, 2011.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. For the three months ended June 29, 2012, the average number of home office employees per 100 financial advisors increased 3% compared to the three months ended June 24, 2011. The increase was primarily the impact of the 1% decrease in the average number of financial advisors, as well as the increase in the number of home office employees. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Lack of growth in the number of financial advisors during the rest of 2012 could result in growing home office compensation costs at a faster rate than financial advisors, which would cause the average operating expense per financial advisor to increase. The average number of branch employees per 100 financial advisors increased 3% primarily the impact of the 1% decrease in the average number of financial advisors, as well as the increase in the number of branch employees. This is the result of increased branch employee hours in support of increased financial advisor productivity. The average operating expense per financial advisor increased 3% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors.

For the six months ended June 29, 2012, operating expenses increased 6% to $2,016.5 million compared to the six months ended June 24, 2011 primarily due to an 8% increase in compensation and benefits resulting from increases in financial advisor compensation, salary and fringe benefit expense and variable incentive compensation described below. In addition, the first half of 2012 is also up due to the fact that the first six months of 2012 has one additional week of expense compared to the first six months of 2011. The remaining operating expenses increased 2% ($9.6 million), primarily the result of an 8% increase in payroll taxes related to the increases in compensation described below.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 5% ($41.4 million) compared to the six months ended June 24, 2011 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid.

Salary and fringe benefit expense increased 9% ($35.2 million) compared to the six months ended June 24, 2011 primarily due to salary increases and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of the Partnership’s home office and branch employees increased 1% and 2%, respectively.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Variable incentive compensation increased 23% ($42.6 million) in the six months ended June 29, 2012 as compared to the six months ended June 24, 2011 due to the Partnership’s improved financial results.

The average number of home office employees per 100 financial advisors increased 3% compared to the six months ended June 24, 2011. The increase was primarily the impact of the 2% decrease in the average number of financial advisors, as well as the increase in the number of home office employees. The average number of branch employees per 100 financial advisors increased 4%, primarily the impact of the 2% decrease in the average number of financial advisors, as well as the increase in the number of branch employees. The average operating expense per financial advisor increased 6% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors.

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

	Three Months Ended			Six Months Ended
	June 29, 2012	June 24, 2011	% Change	June 29, 2012	June 24, 2011	% Change
Net revenue:
United States of America	$1,168.7	$1,102.9	6%	$2,331.2	$2,164.0	8%
Canada	45.8	49.3	-7%	89.6	94.5	-5%

Total net revenue	1,214.5	1,152.2	5%	2,420.8	2,258.5	7%

Operating expenses (excluding variable compensation):
United States of America	907.7	882.3	3%	1,825.1	1,737.6	5%
Canada	44.9	47.0	-4%	89.8	93.1	-4%

Total operating expenses	952.6	929.3	3%	1,914.9	1,830.7	5%

Pre-variable income (loss):
United States of America	261.0	220.6	18%	506.1	426.4	19%
Canada	0.9	2.3	-61%	(0.2)	1.4	-114%

Total pre-variable income	261.9	222.9	17%	505.9	427.8	18%

Variable compensation:
United States of America	119.1	95.2	25%	222.0	179.8	23%
Canada	3.8	3.3	15%	6.4	6.0	7%

Total variable compensation	122.9	98.5	25%	228.4	185.8	23%

Income (loss) before allocation to partners:
United States of America	141.9	125.4	13%	284.1	246.6	15%
Canada	(2.9)	(1.0)	190%	(6.6)	(4.6)	43%

Total income before allocation to partners	$139.0	$124.4	12%	$277.5	$242.0	15%

Client assets under care ($ billions):
United States of America
At period end	$613.6	$576.6	6%	$613.6	$576.6	6%
Average	$611.7	$586.8	4%	$609.9	$578.5	5%
Canada
At period end	$15.3	$16.2	-6%	$15.3	$16.2	-6%
Average	$15.4	$16.5	-7%	$15.6	$16.3	-4%

Financial advisors:
United States of America
At period end	11,622	11,698	-1%	11,622	11,698	-1%
Average	11,610	11,718	-1%	11,597	11,796	-2%
Canada
At period end	618	623	-1%	618	623	-1%
Average	613	620	-1%	612	621	-1%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

For the three months ended June 29, 2012, net revenue increased 6% compared to the three months ended June 24, 2011, primarily due to increases in asset-based fee revenue, account and activity fees and trade revenue. Asset-based fee revenue increased 9% ($40.1 million) primarily due to increases in advisory program fee revenue of 18% ($35.8 million) which is the result of continued growth of the client assets under care in advisory programs. The increase in account and activity fees of 11% ($14.0 million) is primarily the result of increases in revenue from sub-transfer agent services primarily caused by increases in the number of average client holdings serviced. The increase to trade revenue of 2% ($10.1 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable incentive compensation) increased 3% compared to the three months ended June 24, 2011 primarily due to increases in financial advisor compensation and salary and fringe benefits. These increases were partially offset by decreases in communications and data processing expense, occupancy and equipment expense and advertising expense. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network.

For the six months ended June 29, 2012, net revenue increased 8% compared to the six months ended June 24, 2011 primarily due to increases in asset-based fee revenue, account and activity fees and trade revenue. Asset-based fee revenue increased 12% ($103.8 million) primarily due to increases in advisory program fee revenue of 23% ($87.3 million) which is the result of continued growth of the client assets under care in advisory programs. The increase in account and activity fees of 12% ($29.4 million) is primarily the result of increases in revenue from sub-transfer agent services primarily caused by increases in the number of average client holdings serviced. The increase to trade revenue of 2% ($24.6 million) is primarily due to the impact of increased client dollars invested and increased U.S. business days in the first half of 2012 compared to the first half of 2011, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable incentive compensation) increased 5% compared to the six months ended June 24, 2011 primarily due to increases in financial advisor compensation and salary and fringe benefits. These increases were partially offset by decreases in communications and data processing expense, occupancy and equipment expense and advertising expense. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network. In addition, salary and fringe benefits expense increased due to the fact that first half of 2012 had one additional week of expense.

Canada

For the three months ended June 29, 2012, net revenue decreased 7% compared to the three months ended June 24, 2011 primarily due to a decrease in trade revenue partially offset by an increase in other revenue. Trade revenue decreased 15% ($4.6 million) primarily due to a decrease in client dollars invested. This decrease is consistent with the lower levels of client activity and the market decrease in the Toronto Stock Exchange daily average of 12%. The increase in other revenue of 229% ($2.1 million) was primarily caused by an increase in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 29, 2012, net revenue decreased 5% compared to the six months ended June 24, 2011 primarily due to a decrease in trade revenue partially offset by an increase in other revenue. Trade revenue decreased 14% ($8.2 million) primarily due to reduced client activity impacted by a decrease in the Toronto Stock Exchange daily average of 11%. The increase in other revenue of 295% ($4.0 million) was primarily caused by an increase in foreign currency gains due to the revaluation of U.S. dollar denominated balance sheet accounts.

Operating expenses (excluding variable incentive compensation) decreased 4% in both the second quarter and first six months of 2012 compared to the same periods in 2011, respectively, primarily due to decreases in financial advisor compensation caused by a decrease in trade revenue on which financial advisor commissions are paid.

Despite the decrease in pre-variable income of 61% and 114% in the second quarter and first six months of 2012 compared to the same periods in 2011, respectively, the Canadian business segment continues to focus on the Canada Plan to Profitability. The Canada Plan to Profitability includes several strategic initiatives to increase revenue and reduce expenses. The revenue initiatives included the roll out of a managed fee-based program as well as other new products or enhancements. Expense reduction efforts put into place over the past few years included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts.

However, the fact that the Partnership has had a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach its plan to profitability for the Canadian business segment.

REGULATORY REFORM

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The law contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. In June 2012, the Supreme Court of the U.S. ruled in Department of Health and Human Services v. Florida that key components of PPACA were constitutional. However, regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years.

Money Market Mutual Funds. In June 2012, the Chairman of the SEC stated in testimony to the Committee on Banking, Housing, and Urban Affairs of the United States Senate that the SEC staff was exploring two possible reforms to the regulation of money market funds. The first option would be to require money market funds to use “floating” net asset values. The second option would be to allow money market funds to maintain a stable value as they do today, but require the funds to maintain a capital buffer to support the funds’ stable values, possibly combined with limited restrictions or fees on redemptions. For the six months ended June 29, 2012, the Partnership had average client asset values in money market funds of $17.4 billion. Rules related to any potential reform have not been proposed, but any such rules may impact the structure of the Partnership’s money market funds. The Partnership will monitor and respond to any proposed rules if they are issued. Accordingly, the Partnership is not yet able to determine the full potential financial impact, if any, on its operating results in future years.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 74% and 73% of its total revenue from sales and services related to mutual fund and annuity products in the three and six month periods ended June 29, 2012, respectively, and 71% and 70% in the three and six month periods ended June 24, 2011, respectively. In addition, the Partnership derived from one mutual fund vendor 19% of its total revenue for both the three and six month periods ended June 29, 2012, respectively, and 20% of its total revenue for both the three and six month periods ended June 24, 2011, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at June 29, 2012, net of reserve for anticipated withdrawals, was $1.8 billion, an increase of $13.6 million from December 31, 2011. This increase in the Partnership’s capital subject to mandatory redemption was due to the retention of general partner earnings ($48.4 million) and the issuance of subordinated limited partner and general partner interests ($35.5 million and $99.5 million, respectively), offset by redemption of limited partner, subordinated limited partner and general partner interests ($6.7 million, $3.2 million and $73.5 million, respectively) and the increase of partnership loans outstanding during the six months ended June 29, 2012 ($86.4 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 20% to 30% of income allocated to general partners. During the six month periods ended June 29, 2012 and June 24, 2011, the Partnership retained 23% of income allocated to general partners.

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

	As of June 29, 2012
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$655,532	$287,743	$1,001,992	$1,945,267

Partnership capital owned by partners with individual loans	$250,363	$425	$524,965	$775,753

Partnership capital owned by partners with individual loans as a percent of total partnership capital	38.2%	0.1%	52.4%	39.9%

Partner loans:
Bank loans	$69,013	$159	$41,859	$111,031
Partnership loans	—	—	173,255	173,255

Total loans	$69,013	$159	$215,114	$284,286

Partner loans as a percent of total partnership capital	10.5%	0.1%	21.5%	14.6%
Partner loans as a percent of partnership capital owned by partners with loans	27.6%	37.4%	41.0%	36.6%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of ($ in thousands):

	June 29,	December 31,
	2012	2011
2011 Credit Facility	$395,000	$395,000

Uncommitted secured credit facilities	415,000	595,000

Total bank lines of credit	$810,000	$990,000

In March 2011, the Partnership entered into the 2011 Credit Facility, which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2012, the Partnership’s uncommitted bank lines of credit were reduced by $150 million by a bank reducing its exposure in the U.S. market. In addition, effective May 25, 2012, the Partnership’s uncommitted bank lines of credit were further reduced by $30 million by another bank. This decision is unrelated to the Partnership’s creditworthiness. These decreases reduced the aggregated uncommitted bank lines of credit from $595 million to $415 million.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted bank lines of credit as of June 29, 2012 and December 31, 2011. In addition, the Partnership did not have any draws against these lines of credit during the six month periods ended June 29, 2012 and June 24, 2011.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of June 29, 2012. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of June 29, 2012, the Partnership had $250.7 million in cash and cash equivalents and $747.0 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $997.7 million of Partnership liquidity as of June 29, 2012, a 33% ($498.3 million) decrease from $1.5 billion at December 31, 2011. In addition, the Partnership also had $5.4 billion and $4.5 billion in cash and investments segregated under federal regulations as of June 29, 2012 and December 31, 2011, respectively, which was not available for general use.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the first six months of 2012, cash and cash equivalents of $250.7 million decreased $568.8 million from $819.5 million as of December 31, 2011. This is primarily a result of the timing of an increase in the amount of cash and investments required by Rule 15c3-3 of the Securities Exchange Act of 1934 (“Exchange Act”) to be segregated under federal regulations. Despite this shift of higher cash and investments segregated under federal regulation and lower cash and cash equivalents as of June 29, 2012 as compared to December 31, 2011, the Partnership is continuing to elect to leave funds in cash and cash equivalents, that otherwise would have been invested in securities purchased under agreements to resell, due to the unlimited deposit insurance coverage currently being offered (under the Dodd-Frank Act) for non-interest bearing accounts at Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions through December 31, 2012. In some cases, the banks will offer a credit for these uninvested cash balances that can be used to offset other bank fees, which is reflected as a reduction to other operating expenses in the Partnership’s Consolidated Statements of Income. Cash used in operating activities was $173.2 million for the six month period ended June 29, 2012. The primary sources of net cash provided by operating activities was income before allocations to partners ($277.5 million) adjusted for depreciation expense ($40.9 million) and a net increase in liabilities ($520.9 million). These sources were more than offset by the net cash used in operating activities from the increase in assets ($1,012.5 million). During the first six months of 2012, cash used in investing activities was $14.9 million consisting of capital expenditures supporting the growth of the Partnership’s operations. During the first six months of 2012, cash used in financing activities was $380.7 million, consisting primarily of partnership withdrawals and distributions ($295.5 million), repayment of debt ($50.5 million) and redemption of partnership interests ($83.3 million), partially offset by issuance of partnership interests ($40.9 million) and repayment of general partnership loans ($7.7 million).

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones, is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

As of June 29, 2012, Edward Jones’ net capital of $761.5 million was 34.9% of aggregate debit items and its net capital in excess of the minimum required was $717.9 million. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items was 23.5%. Net capital and the related capital percentage may fluctuate on a daily basis.

As of June 29, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $36.9 million was $30.0 million in excess of the capital required to be held by IIROC. In addition, EJTC was in compliance with its regulatory capital requirements.

The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. During the quarter ended June 29, 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. At this time, this event does not have a material impact to the Partnership and the Partnership is not aware of any anticipated adjustments to the 2009 or 2010 income tax returns of Edward Jones that would result in a material change to the Partnership’s financial position.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in accordance with GAAP, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.2 billion and $5.9 billion for the six months ended June 29, 2012, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $63 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $13 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 16 basis points (0.16%) in the first six months of 2012, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in Note 1 to the Consolidated Financial Statements, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $44 million for the six months ended June 29, 2012 and June 24, 2011, or approximately $90 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by approximately $90 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 29, 2012.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Part II, Item 1 “Legal Proceedings” in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 30, 2012:

Tribune. In August 2011, retirees of Times Mirror/Tribune Company filed suit in the U.S. District Court for the Southern District of New York (“SDNY”) against numerous brokerage firms and banks, including Edward Jones, claiming that a fraudulent transfer occurred during the 2007 Times Mirror/Tribune Company merger. Plaintiffs allege that payments made to Tribune Company shareholders, of which Edward Jones’ customers received approximately $6.5 million, constituted fraudulent transfers. The case has been consolidated in the U.S. District Court for the SDNY along with a number of similar cases as part of the multi-district litigation process.

In January 2012, a second but related lawsuit, titled EGI-TRB vs. ABN, was filed in Illinois state court against numerous brokerage firms and banks, including Edward Jones, regarding the same 2007 Tribune leveraged buyout. The lawsuit was brought on behalf of a number of investment entities, who claim that the payments made to former shareholders constituted fraudulent transfers. This case was removed to the U.S. District Court for the Northern District of Illinois and subsequently transferred to the U.S District Court for the SDNY on June 14, 2012, as part of the multi-district litigation process. On July 20, 2012, the plaintiffs in the EGI-TRB case dismissed the lawsuit without prejudice.

Countrywide. On June 12, 2012, defendants removed the Luther case and the Western Conference case to the U.S. District Court for the Central District of California .

FINRA Inquiry. In December, 2009, Edward Jones advised FINRA that a branch employee had been terminated for misconduct. The former employee improperly transferred client funds to an account the former employee controlled. Edward Jones identified the client involved and paid restitution to the client. On June 27, 2012, Edward Jones, without admitting or denying the findings, entered into a Letter of Acceptance, Waiver and Consent in which Edward Jones was censured and ordered to pay a fine of $95,000.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011 except as supplemented in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 30, 2012 and the updates below:

LEGISLATIVE AND REGULATORY INITIATIVES – Newly adopted federal legislation and pending regulatory proposals intended to reform the financial services industry could significantly impact the regulation and operation of the Partnership and its subsidiaries, its revenue and its profitability. In addition, such laws and regulations may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The law contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. In June 2012, the Supreme Court of the U.S. ruled in Department of Health and Human Services v. Florida that key components of PPACA were constitutional. However, regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years.

Money Market Mutual Funds. In June 2012, the Chairman of the SEC stated in testimony to the Committee on Banking, Housing, and Urban Affairs of the United States Senate that the SEC staff was exploring two possible reforms to the regulation of money market funds. The first option would be to require money market funds to use “floating” net asset values. The second option would be to allow money market funds to maintain a stable value as they do today, but require the funds to maintain a capital buffer to support the funds’ stable values, possibly combined with limited restrictions or fees on redemptions. For the six months ended June 29, 2012, the Partnership had average client asset values in money market funds of $17.4 billion. Rules related to any potential reform have not been proposed, but any such rules may impact the structure of the Partnership’s money market funds. The Partnership will monitor and respond to any proposed rules if they are issued. Accordingly, the Partnership is not yet able to determine the full potential financial impact, if any, on its operating results in future years.

Any of the foregoing regulatory initiatives, in addition to those presented in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011 or the Partnership’s Form 10-Q for the period ended March 30, 2012, could adversely affect the Partnership’s business operations, business model, and profitability. The Partnership cannot predict with any certainty whether or which of the regulatory proposals that have not yet been adopted will be adopted, and if so whether they will be adopted in their current form or adopted subject to further revisions. If adopted, some of these initiatives could significantly and adversely impact the Partnership’s operating costs, its structure, its ability to generate revenue, and its overall profitability.

PART II. OTHER INFORMATION

Item 1a.	Risk Factors, continued

LITIGATION AND REGULATORY INVESTIGATIONS AND PROCEEDINGS – As a securities firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase even as global market conditions improve.

The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. During the quarter ended June 29, 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. At this time, this event does not have a material impact to the Partnership and the Partnership is not aware of any anticipated adjustments to the 2009 or 2010 income tax returns of Edward Jones that would result in a material change to the Partnership’s financial position.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 29, 2012, the Partnership made the following issuance of its subordinated limited partnership interests (“SLP Interests”), which are fully described in the Partnership Agreement. The SLP Interests were issued in exchange for withdrawing general partner interests.

Date of Sale	Security	Amount of Security Sold	Aggregate Offering Price	Aggregate Underwriting Discounts or Commissions	Exemption from Registration
5/1/2012	SLP Interests	$575,000	$575,000	$0	Regulation D of The Securities Act of 1933, Rule 506; as a general partner of the Partnership, the purchaser was an Accredited Investor. The required information was provided to the purchaser, no general solicitations or advertisements were used, and reasonable care was exercised to assure that the purchaser was not an underwriter.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	*	Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 26, 2010.

3.2	**	Second Amendment of Eighteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 16, 2012.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle James D. Weddle	Managing Partner (Principal Executive Officer)	August 10, 2012

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2012