Form 10-Q
period 2012-09-28
JONES FINANCIAL COMPANIES LLLP
filed 2012-11-13
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of October 26, 2012, 652,716 units of limited partnership interest (“Units”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such units.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)	September 28, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$219,952	$819,506
Cash and investments segregated under federal regulations	6,027,622	4,472,526
Securities purchased under agreements to resell	1,068,056	676,448
Receivable from:
Clients	2,312,494	2,353,308
Brokers, dealers and clearing organizations	125,206	103,805
Mutual funds, insurance companies and other	323,427	300,007
Securities owned, at fair value:
Inventory securities	91,358	74,666
Investment securities	112,424	104,502
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	544,332	579,439
Other assets	91,452	99,379

TOTAL ASSETS	$10,916,323	$9,583,586

LIABILITIES:
Payable to:
Clients	$7,984,069	$6,727,090
Brokers, dealers and clearing organizations	95,092	80,247
Securities sold, not yet purchased, at fair value	5,189	7,586
Accrued compensation and employee benefits	650,600	540,416
Accounts payable and accrued expenses	188,095	165,970
Long-term debt	5,759	6,500

	8,928,804	7,527,809

Liabilities subordinated to claims of general creditors	100,000	150,000
Contingencies (Note 8)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,787,990	1,758,365
Reserve for anticipated withdrawals	99,529	147,412

Total partnership capital subject to mandatory redemption	1,887,519	1,905,777

TOTAL LIABILITIES	$10,916,323	$9,583,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per unit information)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue:
Trade revenue
Commissions	$501,736	$441,234	$1,462,340	$1,301,077
Principal transactions	38,274	71,897	125,390	219,556
Investment banking	27,007	37,865	86,119	120,720

Total trade revenue	567,017	550,996	1,673,849	1,641,353
Fee revenue
Asset-based	519,285	451,669	1,496,250	1,325,174
Account and activity	141,519	136,098	425,549	391,085

Total fee revenue	660,804	587,767	1,921,799	1,716,259
Interest and dividends	33,467	34,625	99,119	97,655
Other revenue (loss)	8,147	(6,611)	27,352	5,161

Total revenue	1,269,435	1,166,777	3,722,119	3,460,428
Interest expense	15,134	16,344	47,010	51,495

Net revenue	1,254,301	1,150,433	3,675,109	3,408,933

Operating expenses:
Compensation and benefits	845,562	764,581	2,423,417	2,225,343
Occupancy and equipment	89,032	90,188	266,185	268,163
Communications and data processing	66,854	70,384	208,771	217,186
Payroll and other taxes	43,827	42,556	142,813	133,879
Advertising	14,089	9,951	39,613	39,733
Postage and shipping	12,194	13,428	36,541	36,696
Clearance fees	3,109	2,949	9,581	9,530
Other operating expenses	48,773	40,776	139,800	120,748

Total operating expenses	1,123,440	1,034,813	3,266,721	3,051,278

Income before allocations to partners	130,861	115,620	408,388	357,655

Allocations to partners:
Limited partners	16,941	16,743	53,107	52,080
Subordinated limited partners	14,049	12,176	45,116	37,349
General partners	99,871	86,701	310,165	268,226

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$25.90	$25.11	$80.82	$77.69

Weighted average $1,000 equivalent limited partnership units outstanding	654,093	666,786	657,102	670,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

NINE MONTHS ENDED SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725

Issuance of partnership interests	223,560	34,162	12,897	270,619
Issuance of partnership interests through partnership loans	—	—	90,893	90,893
Redemption of partnership interests	(9,812)	(1,386)	(75,213)	(86,411)
Income allocated to partners	52,080	37,349	268,226	357,655
Withdrawals and distributions	(3,096)	(34,134)	(169,557)	(206,787)

Total partnership capital, including capital financed with partnership loans	714,081	257,959	950,654	1,922,694

Partnership loans outstanding	—	—	(86,410)	(86,410)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 30, 2011	$714,081	$257,959	$864,244	$1,836,284

Reserve for anticipated withdrawals	(48,984)	(3,215)	(36,977)	(89,176)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 30, 2011	$665,097	$254,744	$827,267	$1,747,108
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	35,534	99,506	135,040
Redemption of partnership interests	(8,812)	(7,839)	(76,802)	(93,453)
Income allocated to partners	53,107	45,116	310,165	408,388
Withdrawals and distributions	(4,185)	(40,722)	(192,615)	(237,522)

Total partnership capital, including capital financed with partnership loans	702,336	287,503	1,067,832	2,057,671

Partnership loans outstanding, September 28, 2012	—	—	(170,152)	(170,152)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 28, 2012	$702,336	$287,503	$897,680	$1,887,519

Reserve for anticipated withdrawals	(48,922)	(4,394)	(46,213)	(99,529)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 28, 2012	$653,414	$283,109	$851,467	$1,787,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 28, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash used in operating activities:
Income before allocations to partners	408,388	357,655
Depreciation and amortization	60,490	68,313

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(1,555,096)	(485,136)
Securities purchased under agreements to resell	(391,608)	542,040
Net payable to clients	1,297,793	505,251
Net receivable from brokers, dealers and clearing organizations	(6,556)	42,247
Receivable from mutual funds, insurance companies and other	(23,420)	(9,649)
Securities owned, net	(27,011)	(12,274)
Other assets	7,927	750
Accrued compensation and employee benefits	110,184	55,152
Accounts payable and accrued expenses	21,126	(34,030)

Net cash (used in) provided by operating activities	(97,783)	1,030,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(24,384)	(42,840)

Net cash used in investing activities	(24,384)	(42,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(741)	(40,965)
Repayment of subordinated liabilities	(50,000)	(53,700)
Issuance of partnership interests (net of partnership loans)	41,907	270,619
Redemption of partnership interests	(93,453)	(86,411)
Withdrawals and distributions from partnership capital	(384,934)	(315,035)
Repayment of general partnership loans	9,834	4,483

Net cash used in financing activities	(477,387)	(221,009)

Net (decrease) increase in cash and cash equivalents	(599,554)	766,470
CASH AND CASH EQUIVALENTS:
Beginning of period	819,506	87,584

End of period	$219,952	$854,054

Cash paid for interest	$45,391	$48,930

Cash paid for taxes	$3,952	$4,403

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$372	$1,318

Issuance of general partnership interests through partnership loans in current period	$94,098	$90,893

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per unit information)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the three and nine month periods ended August 31, 2012 and 2011 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three and nine month periods ended September 28, 2012 and September 30, 2011, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three and nine month periods ended September 28, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Partnership derived from one mutual fund vendor 18% and 19% of its total revenue for the three and nine month periods ended September 28, 2012, respectively, and 18% and 20% of its total revenue for the three and nine month periods ended September 30, 2011, respectively. All of the revenue generated from this vendor related to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

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

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, also known as the “exit price.” Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The Partnership’s financial assets and financial liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended September 28, 2012 and December 31, 2011. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of September 28, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$758,450	$—	$—	$758,450
Certificates of deposit	—	200,000	—	200,000

Total investments segregated under federal regulations	$758,450	$200,000	$—	$958,450

Securities owned:
Inventory securities:
State and municipal obligations	$—	$56,154	$—	$56,154
Equities	19,032	—	—	19,032
Certificates of deposit	—	8,807	—	8,807
Corporate bonds and notes	—	5,547	—	5,547
Collateralized mortgage obligations	—	966	—	966
Government and agency obligations	798	—	—	798
Unit investment trusts	54	—	—	54

Total inventory securities	$19,884	$71,474	$—	$91,358

Investment securities:
Mutual funds	$85,943	$—	$—	$85,943
Government and agency obligations	14,755	—	—	14,755
Equities	6,148	—	—	6,148
State and municipal obligations	—	4,722	—	4,722
Corporate bonds and notes	—	683	—	683
Collateralized mortgage obligations	—	173	—	173

Total investment securities	$106,846	$5,578	$—	$112,424

	Financial Liabilities at Fair Value as of September 28, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$2,382	$—	$2,382
Equities	1,514	—	—	1,514
State and municipal obligations	—	673	—	673
Certificates of deposit	—	429	—	429
Government and agency obligations	163	—	—	163
Collateralized mortgage obligations	—	16	—	16
Unit investment trusts	12	—	—	12

Total securities sold, not yet purchased	$1,689	$3,500	$—	$5,189

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2011
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$708,624	$—	$—	$708,624
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$708,624	$250,000	$—	$958,624

Securities owned:
Inventory securities:
State and municipal obligations	$—	$41,484	$—	$41,484
Equities	20,285	—	—	20,285
Certificates of deposit	—	5,390	—	5,390
Corporate bonds and notes	—	6,647	—	6,647
Collateralized mortgage obligations	—	249	—	249
Government and agency obligations	398	—	—	398
Unit investment trusts	213	—	—	213

Total inventory securities	$20,896	$53,770	$—	$74,666

Investment securities:
Mutual funds	$77,266	$—	$—	$77,266
Government and agency obligations	14,507	—	—	14,507
Equities	6,932	—	—	6,932
State and municipal obligations	—	4,902	—	4,902
Corporate bonds and notes	—	653	—	653
Collateralized mortgage obligations	—	242	—	242

Total investment securities	$98,705	$5,797	$—	$104,502

	Financial Liabilities at Fair Value as of December 31, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$3,336	$—	$3,336
Equities	3,210	—	—	3,210
State and municipal obligations	—	303	—	303
Certificates of deposit	—	277	—	277
Government and agency obligations	260	—	—	260
Collateralized mortgage obligations	—	71	—	71
Unit investment trusts	129	—	—	129

Total securities sold, not yet purchased	$3,599	$3,987	$—	$7,586

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $5,000 and $3,500 at September 28, 2012 and December 31, 2011, respectively. The average notional amount of futures contracts outstanding throughout the three and nine month periods ended September 28, 2012 and the year ended December 31, 2011, were approximately $4,900, $4,700 and $5,400, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments of a $4 gain and a $10 loss are included in the Consolidated Statements of Financial Condition as of September 28, 2012 and December 31, 2011, respectively. The total losses related to these assets, recorded within the Consolidated Statements of Income, were losses of $103 and $393 for the three and nine month periods ended September 28, 2012, respectively, and losses of $685 and $1,037 for the three and nine month periods ended September 30, 2011, respectively. These losses are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership’s Consolidated Statements of Income.

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

	September 28, 2012	December 31, 2011
Long-term debt	$6,310	$6,968
Liabilities subordinated to claims of general creditors	106,613	157,762

Total	$112,923	$164,730

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 28, 2012	December 31, 2011
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	595,000

Total lines of credit	$810,000	$990,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. This credit facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day-advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the credit facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of September 28, 2012, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. The Partnership’s uncommitted lines of credit were reduced by $180,000 during the first six months of 2012 from $595,000 to $415,000, with no changes in the current quarter.

Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of September 28, 2012 and December 31, 2011. In addition, the Partnership did not have any draws against these lines of credit during the nine month periods ended September 28, 2012 or September 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	September 28, 2012	December 31, 2011
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$5,759	$6,500

	$5,759	$6,500

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	September 28, 2012	December 31, 2011
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$100,000	$150,000

	$100,000	$150,000

In June 2012, the Partnership paid the annual scheduled installment on the capital notes in the amount of $50,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	September 28, 2012	December 31, 2011
Partner capital issued:
Limited partnership capital	$653,414	$662,226
Subordinated limited partnership capital	283,109	255,414
General partnership capital issued	1,021,619	927,578

Total partner capital issued	1,958,142	1,845,218

Partnership loans outstanding:
General partnership loans outstanding at beginning of period	(86,853)	—
General partnership loans issued during the period	(95,758)	(91,693)
Repayment of general partnership loans during the period	12,459	4,840

Total partnership loans outstanding	(170,152)	(86,853)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,787,990	1,758,365

Reserve for anticipated withdrawals	99,529	147,412

Partnership capital subject to mandatory redemption	$1,887,519	$1,905,777

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. Income allocable to limited, subordinated limited and general partners are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the Managing Partner and the executive officers of the Partnership) that require financing for some or all of their partnership capital contributions. Loans made by the Partnership to general partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of September 28, 2012 and December 31, 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $170,152 and $86,853, respectively. Interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $1,420 and $4,267 for the three and nine month periods ended September 28, 2012, respectively, and $722 and $2,167 for the three and nine month periods ended September 30, 2011, respectively.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,265 and $36,962 for the three and nine month periods ended September 28, 2012, respectively, and $12,497 and $37,702 for the three and nine month periods ended September 30, 2011, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

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

At September 28, 2012, Edward Jones’ net capital of $757,176 was 35.2% of aggregate debit items and its net capital in excess of the minimum required was $714,093. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items, was 22.4%. Net capital and the related capital percentages may fluctuate on a daily basis.

At September 28, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $42,551 was $30,488 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of September 28, 2012, with its regulatory capital requirements.

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $6,000 to $42,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable incentive compensation. Variable incentive compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable incentive compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership profitability, as well as the performance of the individual financial advisors at the segment. As such, both income before allocation to partners and income before variable incentive compensation are considered in evaluating segment performance.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Financial information for the Partnership’s reportable segments is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net revenue:
United States of America	$1,213,841	$1,102,719	$3,545,087	$3,266,744
Canada	40,460	47,714	130,022	142,189

Total net revenue	$1,254,301	$1,150,433	$3,675,109	$3,408,933

Pre-variable income (loss):
United States of America	$269,986	$220,344	$776,121	$646,736
Canada	(2,506)	2,419	(2,733)	3,848

Total pre-variable income	267,480	222,763	773,388	650,584

Variable compensation:
United States of America	133,886	103,887	355,906	283,685
Canada	2,733	3,256	9,094	9,244

Total variable compensation	136,619	107,143	365,000	292,929

Income (loss) before allocation to partners:
United States of America	136,100	116,457	420,215	363,051
Canada	(5,239)	(837)	(11,827)	(5,396)

Total income before allocation to partners	$130,861	$115,620	$408,388	$357,655

NOTE 10 – SUBSEQUENT EVENT

On October 29, 2012, Hurricane Sandy caused extensive damage across large portions of the Mid-Atlantic and Northeastern United States causing the New York Stock Exchange to close for two days. The Partnership does not expect this to have a material impact on its consolidated financial statements.

In accordance with the Dodd-Frank Act and effective July 21, 2011, authority for the supervision and regulation of EJTC was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”). As of the same date, responsibility for the supervision and regulation of EJTC’s parent, the Partnership, was transferred from the OTS to the Board of Governors of the Federal Reserve System (“FRB”). The Partnership continued to be regarded as a savings and loan holding company (“SLHC”) and remained subject to the requirements of the Home Owners’ Loan Act. However, section 604 of the Dodd-Frank Act allows entities controlling a savings association that functions solely in a trust or fiduciary capacity (as described in section 2(c)(2)(D) of the Bank Holding Company Act of 1956 (12 U.S.C. 1841(c)(2)(D))) to cease to be a SLHC. Given the Partnership meets these and other criteria, it requested on July 25, 2011 that the FRB deregister the Partnership as a SLHC. On October 31, 2012, the Partnership received confirmation that its request to deregister as a SLHC had been approved. The Partnership does not expect this to have a material impact on its consolidated financial statements.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividend revenue is impacted by the amount of cash and investments, receivables from clients and payables to clients, the variability of interest rates earned and paid on such balances, the number of limited partner interests, and the balances of general partner loans, long-term debt and liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three and nine month periods ended September 28, 2012 and September 30, 2011. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Revenue:
Trade revenue:
Commissions	$501.7	$441.2	14%	$1,462.3	$1,301.1	12%
Principal transactions	38.3	71.9	-47%	125.4	219.6	-43%
Investment banking	27.0	37.9	-29%	86.1	120.7	-29%

Total trade revenue	567.0	551.0	3%	1,673.8	1,641.4	2%

% of net revenue	45%	48%		46%	48%
Fee revenue:
Asset-based	519.3	451.7	15%	1,496.3	1,325.2	13%
Account and activity	141.5	136.1	4%	425.5	391.1	9%

Total fee revenue	660.8	587.8	12%	1,921.8	1,716.3	12%

% of net revenue	53%	51%		52%	50%
Net interest and dividends	18.3	18.2	1%	52.1	46.1	13%
Other revenue (loss)	8.2	(6.6)	224%	27.4	5.1	437%

Net revenue	1,254.3	1,150.4	9%	3,675.1	3,408.9	8%
Operating expenses	1,123.4	1,034.8	9%	3,266.7	3,051.2	7%

Income before allocations to partners	$130.9	$115.6	13%	$408.4	$357.7	14%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$24.6	$23.0	7%	$72.0	$67.7	6%
Advisory programs ($ billions)	$2.9	$3.9	-26%	$8.8	$15.3	-42%
Client households at period end (millions)	4.50	4.48	0%	4.50	4.48	0%
U.S. net new assets for the period end ($ billions)	$7.0	$5.9	19%	$21.5	$20.2	6%
Client assets under care:
Total:
At period end ($ billions)	$659.5	$557.3	18%	$659.5	$557.3	18%
Average ($ billions)	$648.8	$575.4	13%	$633.3	$588.3	8%
Advisory programs:
At period end ($ billions)	$83.3	$63.0	32%	$83.3	$63.0	32%
Average ($ billions)	$80.3	$65.5	23%	$76.7	$62.4	23%
Financial advisors:
At period end	12,301	12,314	0%	12,301	12,314	0%
Average	12,258	12,317	0%	12,225	12,383	-1%
Attrition %	10.6%	13.2%	n/a	11.0%	14.2%	n/a
Dow Jones Industrial Average:
At period end	13,437	10,913	23%	13,437	10,913	23%
Average for period	13,114	11,682	12%	12,907	12,011	7%
S&P 500 Index:
At period end	1,441	1,131	27%	1,441	1,131	27%
Average for period	1,401	1,230	14%	1,367	1,282	7%

(1)

Client dollars invested, related to trade revenue, includes the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represents the net inflows of client dollars into the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Quarter to Date 2012 versus 2011

The Partnership experienced improved financial results during the third quarter of 2012 as compared to 2011, which was attributable to market appreciation of asset values as well as continued investment of client dollars into its advisory programs and the resulting increase in fee revenue. In addition, the Partnership benefited from improved market conditions, reflected in the 14% increase in the daily average S&P 500 Index and the 12% increase in the daily average Dow Jones Industrial Average.

The Partnership’s key performance measures were relatively strong during the third quarter of 2012. Average client assets under care grew 13% to $648.8 billion, which included a 23% increase in the average advisory program’s assets under care to $80.3 billion. In addition, client dollars invested relating to trade revenue were up 7% and U.S. net new assets increased 19%.

For the third quarter of 2012, net revenue increased 9% to $1.3 billion over the third quarter of 2011. This increase was driven by a 12% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. These factors also contributed to a changing composition of net revenue, which was 45% trade and 53% fee revenue in the third quarter of 2012, compared to 48% trade and 51% fee revenue in the third quarter of 2011.

Operating expenses increased 9% primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership’s profitability. This increase is partially offset by the impact of lower expenses due to the fact that the third quarter of 2012 had 13 weeks versus 14 weeks in the third quarter of 2011.

The net impact of the increase in net revenues and operating expenses resulted in a 13% increase in income before allocations to Partners.

Year to Date 2012 versus 2011

The Partnership also experienced improved financial results during the first nine months of 2012 as compared to 2011, which was attributable to market appreciation of asset values as well as continued investment of client dollars into its advisory programs and the resulting increase in fee revenue. In addition, the Partnership benefited from improved market conditions, reflected in the 7% increase in both the daily average S&P 500 Index and the daily average Dow Jones Industrial Average.

The Partnership’s key performance measures continued to be strong during the first nine months of 2012. Average client assets under care grew 8% to $633.3 billion, which included a 23% increase in the average advisory program’s assets under care to $76.7 billion. U.S. net new assets increased 6% and client dollars invested relating to trade revenue were up 6%.

For the nine month period ended September 28, 2012, net revenue increased 8% to $3.7 billion over the nine month period ended September 30, 2011. This increase was driven by a 12% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the overall rise in the equity market daily averages and the continued investment of client dollars into advisory programs. These factors also contributed to a changing composition of net revenue, which was 46% trade and 52% fee revenue in the first nine months of 2012, compared to 48% trade and 50% fee revenue in the first nine months of 2011.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 7% primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership’s profitability.

The impact of the increase in net revenues and operating expenses resulted in a 14% increase in income before allocations to Partners.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011

The discussion below details the significant fluctuations and the drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 3% to $567.0 million and 2% to $1.7 billion in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively. The increase in trade revenue for the third quarter and first nine months of 2012 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested. In addition, trade revenue increased in spite of the fact that there were five fewer U.S. business days in the third quarter of 2012 compared to the third quarter of 2011 and one less U.S. business day in the first nine months of 2012 compared to the first nine months of 2011. A discussion specific to each component of trade revenue follows.

Commissions

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Commissions revenue ($ millions):
Mutual funds	$264.3	$210.4	26%	$768.0	$672.0	14%
Equities	139.5	124.1	12%	401.2	342.4	17%
Insurance	97.9	106.7	-8%	293.1	286.7	2%

Total commissions revenue	$501.7	$441.2	14%	$1,462.3	$1,301.1	12%

Related metrics:
Client dollars invested ($ billions)	$20.2	$17.2	17%	$58.1	$50.1	16%
Margin per $1,000 invested	$24.90	$25.70	-3%	$25.20	$26.00	-3%
U.S. business days	63	68	-7%	188	189	-1%

For the three months ended September 28, 2012, commissions revenue increased 14% to $501.7 million compared to the three months ended September 30, 2011. The increase was primarily due to a 17% increase in client dollars invested in commission generating transactions resulting from improved market conditions and the fact that clients are generally reinvesting their dollars from maturing fixed income products into mutual fund and equity products. This increase was partially offset by a 3% decrease in the margin per $1,000 invested caused by a shift from investments in higher-margin equity mutual funds to lower-margin debt mutual funds.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 28, 2012, commissions revenue increased 12% to $1.5 billion compared to the nine months ended September 30, 2011. The increase was primarily due to a 16% increase in client dollars invested in commission generating transactions resulting from improved market conditions and the fact that clients are generally reinvesting their dollars from maturing fixed income products into mutual fund and equity products. This increase was partially offset by a 3% decrease in the margin per $1,000 invested caused by a shift from investments in higher-margin equity mutual funds to lower-margin debt mutual funds.

Principal Transactions

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Principal transactions revenue ($ millions):
State and municipal obligations	$29.0	$51.1	-43%	$92.9	$162.9	-43%
Corporate bonds and notes	3.4	11.0	-69%	13.2	28.8	-54%
Certificates of deposit	3.5	3.4	3%	10.3	9.7	6%
Unit investment trusts	0.4	3.5	-89%	3.7	8.5	-56%
Government and agency obligations	0.6	1.3	-54%	2.5	4.9	-49%
Net inventory gains	1.1	0.7	57%	1.6	1.9	-16%
Collateralized mortgage obligations	0.3	0.9	-67%	1.2	2.9	-59%

Total principal transactions revenue	$38.3	$71.9	-47%	$125.4	$219.6	-43%

Related metrics:
Client dollars invested ($ billions)	$3.4	$4.6	-26%	$10.6	$13.6	-22%
Margin per $1,000 invested	$11.00	$15.50	-29%	$11.70	$16.00	-27%
U.S. business days	63	68	-7%	188	189	-1%

For the three months ended September 28, 2012, principal transactions revenue decreased 47% to $38.3 million compared to the three months ended September 30, 2011. This decrease was primarily caused by the continued low interest rate environment and improved equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund and equity products. This resulted in a 26% decrease in client dollars invested in products that resulted in principal transactions revenue. In addition, margins per $1,000 invested decreased 29% as client investments shifted in the current period towards products with shorter maturities, which have lower margins.

For the nine months ended September 28, 2012, principal transactions revenue decreased 43% to $125.4 million compared to the nine months ended September 30, 2011. This decrease was primarily caused by the continued low interest rate environment and improved equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund and equity products. This resulted in a 22% decrease in client dollars invested in products that resulted in principal transactions revenue. In addition, margins per $1,000 invested decreased 27% as client investments shifted in the current period towards products with shorter maturities, which have lower margins.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Investment banking revenue ($ millions):
Distribution	$21.7	$31.1	-30%	$68.0	$100.3	-32%
Underwriting	5.3	6.8	-22%	18.1	20.4	-11%

Total investment banking revenue	$27.0	$37.9	-29%	$86.1	$120.7	-29%

Related metrics:
Client dollars invested ($ billions)	$1.1	$1.3	-15%	$3.3	$4.0	-18%
Margin per $1,000 invested	$25.40	$29.90	-15%	$26.10	$30.40	-14%
U.S. business days	63	68	-7%	188	189	-1%

For the three months ended September 28, 2012, investment banking revenue decreased 29% to $27.0 million compared to the three months ended September 30, 2011. Due to the continued low interest rate environment, the demand for the types of investment banking products the Partnership engages in decreased by 15%. The decrease in investment banking revenue was further caused by a 15% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal and corporate unit investment trusts towards lower margin equity unit investment trusts.

For the nine months ended September 28, 2012, investment banking revenue decreased 29% to $86.1 million compared to the nine months ended September 30, 2011. Due to the continued low interest rate environment and lower supply of state and municipal obligations, the demand for the types of investment banking products the Partnership engages in decreased by 18%. The decrease in investment banking revenue was further caused by a 14% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal and corporate unit investment trusts towards lower margin equity unit investment trusts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 12% to $660.8 million and 12% to $1.9 billion in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively. A discussion specific to each component of fee revenue follows.

Asset-based

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$270.1	$220.3	23%	$768.2	$623.7	23%
Service fees	205.1	190.5	8%	595.8	578.9	3%
Revenue sharing	33.5	33.5	0%	102.3	97.7	5%
Trust fees	7.3	5.9	24%	20.7	17.7	17%
Cash solutions	3.3	1.5	120%	9.3	7.2	29%

Total asset-based fee revenue	$519.3	$451.7	15%	$1,496.3	$1,325.2	13%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$335.7	$301.5	11%	$325.2	$309.1	5%
Advisory programs	80.1	65.3	23%	76.5	62.2	23%
Insurance	54.9	49.7	10%	53.9	50.6	7%
Cash solutions	18.3	17.8	3%	18.1	17.9	1%

Total client asset values	$489.0	$434.3	13%	$473.7	$439.8	8%

(1)

Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the three month and nine month periods ended September 28, 2012 and September 30, 2011.

For the three months ended September 28, 2012, asset-based fee revenue increased 15% to $519.3 million compared to the three months ended September 30, 2011. This increase is primarily due to a 23% increase in advisory program fees. Advisory program fees increased primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership.

For the nine months ended September 28, 2012, asset-based fee revenue increased 13% to $1.5 billion compared to the nine months ended September 30, 2011. This increase is primarily due to a 23% increase in advisory program fees. Advisory program fees increased primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$80.5	$74.3	8%	$240.9	$215.5	12%
Retirement account fees	34.4	35.6	-3%	101.9	102.8	-1%
Other account and activity fees	26.6	26.2	2%	82.7	72.8	14%

Total account and activity fee revenue	$141.5	$136.1	4%	$425.5	$391.1	9%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	18.5	17.4	6%	18.3	16.8	9%
Retirement accounts	3.7	3.5	6%	3.7	3.5	6%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

For the three months ended September 28, 2012, account and activity fee revenue increased 4% to $141.5 million compared to the three months ended September 30, 2011, primarily due to an increase in revenue from sub-transfer agent services, partially offset by a decrease in revenue from retirement account fees. Sub-transfer agent services increased primarily due to increases in the number of average client holdings serviced. Retirement account fees decreased due to more client accounts reaching the asset level at which fees are waived.

For the nine months ended September 28, 2012, account and activity fee revenue increased 9% to $425.5 million compared to the nine months ended September 30, 2011, primarily due to increases in revenue from sub-transfer agent services and other account and activity fees, partially offset by a decrease in revenue from retirement account fees. Sub-transfer agent services increased primarily due to increases in the number of average client holdings serviced. Other account and activity fees increased primarily due to increases in various other types of fees including mortgage revenue, credit card revenue and other transaction fees. Retirement account fees decreased due to more client accounts reaching the asset level at which fees are waived. The Partnership will further reduce the asset level on which retirement account fees are charged effective January 1, 2013, which will further reduce retirement account fees. This change is not expected to have a material impact on the Partnership’s financial results.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$28.2	$31.0	-9%	$84.5	$86.0	-2%
Short-term investing interest	2.9	1.5	93%	7.8	5.8	34%
Other interest and dividends	2.3	2.0	15%	6.8	5.8	17%
Interest expense	(15.1)	(16.3)	-7%	(47.0)	(51.5)	-9%

Total net interest and dividends revenue	$18.3	$18.2	1%	$52.1	$46.1	13%

Related metrics ($ millions):
Average aggregate client loan balance	$2,205.3	$2,224.4	-1%	$2,198.4	$2,207.5	0%
Average rate earned	5.13%	5.19%	-1%	5.16%	5.21%	-1%

Average funds invested	$6,697.3	$4,653.4	44%	$6,179.6	$4,803.2	29%
Average rate earned	0.18%	0.12%	50%	0.17%	0.16%	6%

Weighted average $1,000 equivalent limited partnership units outstanding	657,102	666,786	-1%	654,093	670,357	-2%

For the three months ended September 28, 2012, net interest and dividends revenue increased 1% to $18.3 million compared to the three months ended September 30, 2011, primarily due to a decrease in interest expense and an increase in short-term investing interest. These increases are partially offset by a decrease in client loan interest. Interest expense decreased primarily due to lower average debt balances during the current period related to debt repayments in 2011 and 2012. Interest income from client loans decreased primarily due to one less week in the third quarter of 2012 on which to earn interest as well as a slight decrease in average aggregate client loans and the average rate earned.

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 93% compared to the three months ended September 30, 2011 primarily due to an increase in the average funds invested on these types of investments. The related average funds invested increased 44% and included $5.6 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3, compared to $4.0 billion in 2011. The average rate earned on total funds invested increased 50% to 0.18% and the average rate earned on the segregated funds invested increased 45% to 0.16%. See the Liquidity and Capital Resources discussion below for additional information.

For the nine months ended September 28, 2012, net interest and dividends revenue increased 13% to $52.1 million compared to the nine months ended September 30, 2011, primarily due to a decrease in interest expense and increases in short-term investing interest and other interest and dividends. Interest expense decreased in the first nine months of 2012 primarily due to decreased average debt balances in the current period related to debt repayments in 2011 and 2012. Other interest and dividends revenue increased 17% primarily due to an increase in interest income recognized for interest in connection with general partner partnership loans. See further discussion of these loans in Note 6 to the Consolidated Financial Statements.

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 34% compared to the nine months ended September 30, 2011 primarily due to an increase in the average funds invested on these types of investments. The related average funds invested increased 29% and included $5.2 billion of

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3, compared to $3.8 billion for the same period in 2011. The average rate earned on total funds invested increased 6% to 0.17% and the average rate earned on the segregated funds invested increased 7% to 0.16% in the nine month period ended September 28, 2012. See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue increased $14.8 million and $22.3 million in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively. These increases are primarily attributable to increases in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and fringe benefits expense, which results in no net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Operating expenses ($ millions):
Compensation and benefits	$845.6	$764.6	11%	$2,423.4	$2,225.3	9%
Occupancy and equipment	89.0	90.2	-1%	266.2	268.2	-1%
Communications and data processing	66.8	70.4	-5%	208.8	217.2	-4%
Payroll and other taxes	43.8	42.6	3%	142.8	133.9	7%
Advertising	14.1	10.0	41%	39.6	39.7	0%
Postage and shipping	12.2	13.4	-9%	36.5	36.7	-1%
Clearance fees	3.1	2.9	7%	9.6	9.5	1%
Other operating expenses	48.8	40.7	20%	139.8	120.7	16%

Total operating expenses	$1,123.4	$1,034.8	9%	$3,266.7	$3,051.2	7%

Related metrics:
Number of branches
At period end	11,396	11,416	0%	11,396	11,416	0%
Average	11,378	11,399	0%	11,390	11,386	0%
Financial advisors:
At period end	12,301	12,314	0%	12,301	12,314	0%
Average	12,258	12,317	0%	12,225	12,383	-1%
Branch employees(1):
At period end	13,351	13,314	0%	13,351	13,314	0%
Average	13,488	13,354	1%	13,364	13,119	2%
Home office employees(1):
At period end	5,046	4,916	3%	5,046	4,916	3%
Average	5,046	4,941	2%	4,992	4,917	2%
Home office employees(1) per 100 financial advisors (average)	41.2	40.1	3%	40.8	39.7	3%
Branch employees(1) per 100 financial advisors (average)	110.0	108.4	2%	109.3	105.9	3%

Average operating expenses per financial advisor(2)	$44,503	$42,877	4%	$131,956	$125,405	5%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

For the three months ended September 28, 2012, operating expenses increased 9% to $1.1 billion compared to the three months ended September 30, 2011 primarily due to an 11% increase in compensation and benefits resulting from increases in financial advisor compensation, salary and fringe benefit expense and variable incentive compensation described below. The remaining operating expenses increased 3% ($7.6 million) due to a 41% increase in advertising expenses, a 3% increase in payroll and other taxes caused by increases in compensation and a 20% increase in other operating expenses due to increases in various general expenses. These increases were partially offset by the impact of lower expenses due to the fact that the third quarter of 2012 has one less week of expense compared to the third quarter of 2011.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 10% ($41.7 million) compared to the three months ended September 30, 2011 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 34% ($9.4 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Salary and fringe benefit expense increased 1% ($1.2 million) compared to the three months ended September 30, 2011 primarily due to salary increases, increases in fringe benefits expense caused by increased healthcare costs and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of the Partnership’s home office and branch employees increased 2% and 1% for the three months ended September 28, 2012 and September 30, 2011, respectively.

Variable incentive compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable incentive compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable incentive compensation increased 28% ($29.5 million) in the three months ended September 28, 2012 as compared to the three months ended September 30, 2011.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. For the three months ended September 28, 2012, the average number of home office employees per 100 financial advisors increased 3% compared to the three months ended September 30, 2011. The increase was primarily the impact of the decrease in the average number of financial advisors, as well as the increase in the number of home office employees. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Lack of growth in the number of financial advisors during the rest of 2012 could result in growing home office compensation costs at a faster rate than financial advisors, which would cause the average operating expense per financial advisor to increase. The average number of branch employees per 100 financial advisors increased 2% primarily due to the impact of the decrease in the average number of financial advisors, as well as the 1% increase in the number of branch employees. This is the result of increased branch employee hours in support of increased financial advisor productivity. The average operating expense per financial advisor increased 4% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors.

For the nine months ended September 28, 2012, operating expenses increased 7% to $3.3 billion compared to the nine months ended September 30, 2011 primarily due to a 9% increase in compensation and benefits resulting from increases in financial advisor compensation, salary and fringe benefit expense and variable incentive compensation described below. The remaining operating expenses increased 2% ($17.4 million), primarily the result of a 7% increase in payroll and other taxes related to the increases in compensation described below and a 16% increase in other operating expenses due to increases in various general expenses.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 7% ($83.1 million) compared to the nine months ended September 30, 2011 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 10% ($8.0 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Salary and fringe benefit expense increased 6% ($36.3 million) compared to the nine months ended September 30, 2011 primarily due to salary increases, increases in fringe benefits expense caused by increased healthcare costs and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of both the Partnership’s home office and branch employees increased 2%.

Variable incentive compensation increased 25% ($72.1 million) in the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011 due to the Partnership’s improved financial results.

The average number of home office employees per 100 financial advisors increased 3% compared to the nine months ended September 30, 2011. The increase was primarily the impact of the 1% decrease in the average number of financial advisors, as well as the 2% increase in the number of home office employees. The average number of branch employees per 100 financial advisors increased 3%, primarily the impact of the 1% decrease in the average number of financial advisors, as well as the 2% increase in the number of branch employees. The average operating expense per financial advisor increased 5% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the number of financial advisors.

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

The Partnership evaluates the performance of its segments based upon income from continuing operations as well as income before variable incentive compensation. Variable incentive compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable incentive compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership’s profitability as well as the performance of the individual financial advisors at the segment. As such, both income before allocation to partners and income before variable incentive compensation are considered in evaluating segment performance.

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

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	% Change	September 28, 2012	September 30, 2011	% Change
Net revenue:
United States of America	$1,213.8	$1,102.7	10%	$3,545.1	$3,266.7	9%
Canada	40.5	47.7	-15%	130.0	142.2	-9%

Total net revenue	1,254.3	1,150.4	9%	3,675.1	3,408.9	8%

Operating expenses (excluding variable compensation):
United States of America	943.8	882.4	7%	2,769.0	2,620.0	6%
Canada	43.0	45.3	-5%	132.7	138.3	-4%

Total operating expenses	986.8	927.7	6%	2,901.7	2,758.3	5%

Pre-variable income (loss):
United States of America	270.0	220.3	23%	776.1	646.7	20%
Canada	(2.5)	2.4	-204%	(2.7)	3.9	-169%

Total pre-variable income	267.5	222.7	20%	773.4	650.6	19%

Variable compensation:
United States of America	133.9	103.8	29%	355.9	283.6	25%
Canada	2.7	3.3	-18%	9.1	9.3	-2%

Total variable compensation	136.6	107.1	28%	365.0	292.9	25%

Income (loss) before allocation to partners:
United States of America	136.1	116.5	17%	420.2	363.1	16%
Canada	(5.2)	(0.9)	478%	(11.8)	(5.4)	119%

Total income before allocation to partners	$130.9	$115.6	13%	$408.4	$357.7	14%

Client assets under care ($ billions):
United States of America
At period end	$643.0	$543.4	18%	$643.0	$543.4	18%
Average	$632.8	$560.3	13%	$617.5	$572.4	8%
Canada
At period end	$16.4	$14.0	17%	$16.4	$14.0	17%
Average	$16.1	$15.2	6%	$15.8	$15.9	-1%

Financial advisors:
United States of America
At period end	11,678	11,700	0%	11,678	11,700	0%
Average	11,631	11,703	-1%	11,608	11,765	-1%
Canada
At period end	623	614	1%	623	614	1%
Average	627	614	2%	617	619	0%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

For the three months ended September 28, 2012, net revenue increased 10% compared to the three months ended September 30, 2011, primarily due to increases in asset-based fee revenue, trade revenue and other revenue. Asset-based fee revenue increased 16% ($67.8 million) primarily due to increases in advisory program fee revenue of 23% ($46.0 million) which is the result of continued growth of the client assets under care in advisory programs. The increase to trade revenue of 4% ($19.8 million) is primarily due to the impact of increased client dollars invested, partially offset by fewer U.S. business days in the third quarter of 2012 compared to the third quarter of 2011 and by a decrease in the margin earned on client dollars invested. The increase in other revenue of 212% ($17.4 million) is primarily attributable to increases in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. In addition, the Partnership benefitted from improved market conditions.

Operating expenses (excluding variable incentive compensation) increased 7% compared to the three months ended September 30, 2011 primarily due to increases in financial advisor compensation and salary and fringe benefits. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network. The increase to salary and fringe benefits expense was partially offset by the impact of lower expenses due to the fact that the third quarter of 2012 had one less week of expense compared to the third quarter of 2011.

For the nine months ended September 28, 2012, net revenue increased 9% compared to the nine months ended September 30, 2011 primarily due to increases in asset-based fee revenue, trade revenue and account and activity fees. Asset-based fee revenue increased 13% ($171.6 million) primarily due to increases in advisory program fee revenue of 23% ($133.3 million) which is the result of continued growth of the client assets under care in advisory programs. The increase to trade revenue of 3% ($44.5 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested. The increase in account and activity fees of 9% ($35.0 million) is primarily the result of increases in revenue from sub-transfer agent services primarily caused by increases in the number of average client holdings serviced.

Operating expenses (excluding variable incentive compensation) increased 6% compared to the nine months ended September 30, 2011 primarily due to increases in financial advisor compensation and salary and fringe benefits. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network.

Canada

For the three months ended September 28, 2012, net revenue decreased 15% compared to the three months ended September 30, 2011 primarily due to decreases in trade revenue and other revenue. Trade revenue decreased 14% ($3.8 million) primarily due to a decrease in client dollars invested. This decrease is consistent with the lower levels of client activity and unfavorable market conditions, reflected in the 10% decrease in the daily average of the Toronto Stock Exchange. The decrease in other revenue of 169% ($3.0 million) was primarily caused by a decrease in foreign currency gains on U.S. dollar denominated net assets due to the weakening of the U.S. dollar exchange rate during the third quarter of 2012.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 28, 2012, net revenue decreased 9% compared to the nine months ended September 30, 2011 primarily due to a decrease in trade revenue. Trade revenue decreased 14% ($12.0 million) primarily due to reduced client activity, reflective of the 11% decrease in the daily average of the Toronto Stock Exchange.

Operating expenses (excluding variable incentive compensation) decreased 5% and 4% in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively, primarily due to decreases in financial advisor compensation caused by a decrease in trade revenue on which financial advisor commissions are paid.

Despite the decrease in pre-variable income of 204% and 169% in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively, the Canadian business segment continues to focus on strategies to achieve profitability in Canada. This includes several strategic initiatives to increase revenue and reduce expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients and the roll out of additional advisory programs as well as other new products or enhancements. Expense reduction efforts put into place over the past few years included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts.

The Partnership has experienced a slight increase in the number of financial advisors, however, if this trend does not continue, a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach profitability for the Canadian business segment.

LEGISLATIVE AND REGULATORY REFORM

Money Market Mutual Funds. U.S. regulators, including the SEC, continue to explore reforms to the regulation of money market funds. For the nine months ended September 28, 2012, the Partnership had average client asset values in money market funds of $17.4 billion. Rules related to any potential reform have not been proposed, but any such rules may impact the structure of the Partnership’s money market funds. The Partnership will monitor and respond to any proposed rules if they are issued. Accordingly, the Partnership is not yet able to determine the full potential financial impact, if any, on its operating results in future years.

U.S. Fiscal Policy. Financial markets have recently been affected by concerns over U.S. fiscal policy, including uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the U.S. federal government’s debt ceiling and the federal deficit. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly impact the global and U.S. economies and financial markets, which could have a material adverse effect on our business, financial condition, and results of operations.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 74% and 73% of its total revenue from sales and services related to mutual fund and annuity products in the three and nine month periods ended September 28, 2012, respectively, and 70% in both the three and nine month periods ended September 30, 2011, respectively. In addition, the Partnership derived from one mutual fund vendor 18% and 19% of its total revenue for the three and nine month periods ended September 28, 2012, respectively, and 18% and 20% of its total revenue for the three and nine month periods ended September 30, 2011, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at September 28, 2012, net of reserve for anticipated withdrawals, was $1.8 billion, an increase of $29.6 million from December 31, 2011. This increase in the Partnership’s capital subject to mandatory redemption was due to the retention of general partner earnings ($71.3 million) and the issuance of subordinated limited partner and general partner interests ($35.5 million and $99.5 million, respectively), offset by redemption of limited partner, subordinated limited partner and general partner interests ($8.8 million, $7.8 million and $76.8 million, respectively) and the increase of partnership loans outstanding during the nine months ended September 28, 2012 ($83.3 million). The Partnership Agreement provides, subject to the Managing Partner’s discretion, that it is the intention, but not requirement, of the Partnership to retain approximately 20% to 30% of income allocated to general partners. During the nine month periods ended September 28, 2012 and September 30, 2011, the Partnership retained 23% of income allocated to general partners.

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

	As of September 28, 2012
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$653,414	$283,109	$1,021,619	$1,958,142

Partnership capital owned by partners with individual loans	$231,685	$425	$527,341	$759,451

Partnership capital owned by partners with individual loans as a percent of total partnership capital	35.5%	0.2%	51.6%	38.8%
Partner loans:
Bank loans	$63,752	$147	$36,326	$100,225
Partnership loans	—	—	170,152	170,152

Total loans	$63,752	$147	$206,478	$270,377

Partner loans as a percent of total partnership capital	9.8%	0.1%	20.2%	13.8%
Partner loans as a percent of partnership capital owned by partners with loans	27.5%	34.6%	39.2%	35.6%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of ($ in thousands):

	September 28, 2012	December 31, 2011
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	595,000

Total bank lines of credit	$810,000	$990,000

In March 2011, the Partnership entered into the 2011 Credit Facility, which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During the first quarter of 2012, the Partnership's uncommitted lines of credit were reduced by $150 million by a bank reducing its exposure in the U.S. market. In addition, during the second quarter of 2012, the Partnership's uncommitted lines of credit were further reduced by $30 million by another bank. This decision is unrelated to the Partnership's creditworthiness. These decreases reduced the aggregated uncommitted bank lines of credit from $595 million to $415 million.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which serve as collateral on loans. There were no amounts outstanding on the uncommitted lines of credit as of September 28, 2012 and December 31, 2011. In addition, the Partnership did not have any draws against these lines of credit during the nine month periods ended September 28, 2012 and September 30, 2011.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of September 28, 2012. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of September 28, 2012, the Partnership had $220.0 million in cash and cash equivalents and $1.1 billion in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.3 billion of Partnership liquidity as of September 28, 2012, a 13% ($0.2 billion) decrease from $1.5 billion at December 31, 2011. In addition, the Partnership also had $6.0 billion and $4.5 billion in cash and investments segregated under federal regulations as of September 28, 2012 and December 31, 2011, respectively, which was not available for general use.

During the first nine months of 2012, cash and cash equivalents of $220.0 million decreased $599.5 million from $819.5 million as of December 31, 2011. This is primarily a result of the timing of an increase in the amount of cash and investments required by Rule 15c3-3 of the Securities Exchange Act of 1934 ("Exchange Act") to be segregated under federal regulations. Despite this shift of higher cash and investments segregated under federal regulation and lower cash and cash equivalents as of September 28, 2012 as compared to December 31, 2011, the Partnership is continuing to elect to leave funds in cash and cash equivalents, that otherwise

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

would have been invested in securities purchased under agreements to resell, due to the unlimited deposit insurance coverage currently being offered (under the Dodd-Frank Act) for non-interest bearing accounts at Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions through December 31, 2012. In some cases, the banks will offer a credit for these uninvested cash balances that can be used to offset other bank fees, which is reflected as a reduction to other operating expenses in the Partnership’s Consolidated Statements of Income. Cash used in operating activities was $97.8 million for the nine month period ended September 28, 2012. The primary sources of net cash provided by operating activities was income before allocations to partners ($408.4 million) adjusted for depreciation expense ($60.5 million) and a net increase in liabilities ($1.4 billion). These sources were more than offset by the net cash used in operating activities from the increase in assets ($2.0 billion). During the first nine months of 2012, cash used in investing activities was $24.3 million consisting of capital expenditures supporting the growth of the Partnership’s operations. During the first nine months of 2012, cash used in financing activities was $477.4 million, consisting primarily of partnership withdrawals and distributions ($384.9 million), repayment of debt ($50.7 million) and redemption of partnership interests ($93.5 million), partially offset by issuance of partnership interests ($41.9 million) and repayment of general partnership loans ($9.8 million).

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

As of September 28, 2012, Edward Jones’ net capital of $757.2 million was 35.2% of aggregate debit items and its net capital in excess of the minimum required was $714.1 million. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items was 22.4%. Net capital and the related capital percentage may fluctuate on a daily basis.

As of September 28, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $42.6 million was $30.5 million in excess of the capital required to be held by IIROC. In addition, EJTC was in compliance with its regulatory capital requirements.

The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. During the quarter ended June 29, 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. At this time, this event does not have a material impact to the Partnership and the Partnership is not aware of any anticipated adjustments to the 2009 or 2010 income tax returns of Edward Jones that would result in a material change to the Partnership’s financial position.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under the caption "Risk Factors" in our most recently filed Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I. FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The SEC requires market risk disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.2 billion and $6.2 billion for the nine months ended September 28, 2012, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $68 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $13 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 17 basis points (0.17%) in the first nine months of 2012, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in Note 1 to the Consolidated Financial Statements, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $65 million for the nine months ended September 28, 2012 and September 30, 2011, or approximately $90 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by approximately $90 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 28, 2012.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Part II, Item 1 “Legal Proceedings” in the Partnership’s Quarterly Reports on Form 10-Q for the periods ended March 30, 2012 and June 29, 2012:

Countrywide. As has been previously reported, there have been cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the Securities Act of 1933 in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three are purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al., filed in 2007; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al., filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al., filed in 2010). All three cases remain pending in the U.S. District Court for the Central District of California. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs, expenses and rescission. In November 2010, the court in the Maine State case dismissed all of plaintiffs’ claims to the extent they related to any certificates for which Edward Jones acted as dealer and directed plaintiffs to amend their complaint. The Western Conference of Teamsters case has been stayed by agreement of the parties. On August 10, 2012, the Federal Deposit Insurance Corporation, in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters including Edward Jones. However, Plaintiff does not allege that it purchased any tranche of any offering for which Edward Jones acted as dealer. The parties have agreed to a briefing schedule on Defendants’ Motion to Dismiss.

Nebraska Public Power District. On April 27, 2012, the SEC requested documentation from Edward Jones, a co-manager, with respect to the Taxable Build America Bonds Nebraska Public Power District issued in 2009, which formed part of their 2009 General Revenue Bonds (“Bonds”) offering. On October 23, 2012, the SEC’s Division of Enforcement informed Edward Jones it had initiated an investigation into the Bonds and requested documentation and testimony from individuals involved in the Bonds transaction.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 except as supplemented in the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 30, 2012 and June 29, 2012 and the updates below:

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

Money Market Mutual Funds. U.S. regulators, including the SEC, continue to explore reforms to the regulation of money market funds. For the nine months ended September 28, 2012, the Partnership had average client asset values in money market funds of $17.4 billion. Rules related to any potential reform have not been proposed, but any such rules may impact the structure of the Partnership’s money market funds. The Partnership will monitor and respond to any proposed rules if they are issued. Accordingly, the Partnership is not yet able to determine the full potential financial impact, if any, on its operating results in future years.

U.S. Fiscal Policy. Financial markets have recently been affected by concerns over U.S. fiscal policy, including uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the U.S. federal government’s debt ceiling and the federal deficit. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly impact the global and U.S. economies and financial markets, which could have a material adverse effect on our business, financial condition, and results of operations.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	*

Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated November 26, 2010.

3.2	**	Fourth Amendment of Eighteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 15, 2012.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
November 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	November 13, 2012
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	November 13, 2012
Kevin D. Bastien	(Principal Financial and Accounting Officer)