Form 10-K
period 2012-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2013-04-01
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 22, 2013, 648,897 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

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

As of December 31, 2012, the Partnership operates in two geographic operating segments, the United States of America (“U.S.”) and Canada. Edward Jones is comprised of a U.S. registered broker-dealer and (through a subsidiary) a Canadian registered broker-dealer and primarily serves individual investors. As the ultimate parent company of Edward Jones, JFC is a holding company. Edward Jones primarily derives its revenue from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. Edward Jones primarily conducts business with its clients, various brokers, dealers, clearing organizations, depositories and banks in the U.S. and in Canada. For financial information related to these two operating segments for the years ended December 31, 2012, 2011 and 2010, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements.

PART I

Item 1.	Business, continued

ORGANIZATIONAL STRUCTURE

At December 31, 2012, the Partnership was organized as follows:

The Jones Financial Companies, LLLP
(MO Limited Liability Limited Partnership)
Individual General & Limited Partners
100% Wholly-Owned Subsidiary
Edward Jones Trust Company
(Federal Chartered Savings Association)
100% Wholly-Owned Subsidiary
EDJ Holding Company, Inc.
(MO Corp.)
100% Wholly-Owned Subsidiary
Olive Street Investment Advisers, LLC
(MO Ltd. Liability Company)
99% Limited Partner Interest
1% General Partner Interest
Edward D. Jones & Co., LP
(MO Limited Partnership)
The Registered Broker/Dealer
100% Wholly-Owned Subsidiary
LHC, Inc.
(MO Corp.)
99% Limited Partner Interest
EDJ Leasing Co., LP
(MO Ltd. Ptnp.)
1% General Partner Interest
Edward D. Jones & Co. Canada Holding Co., Inc.
(Cdn. Corp.)
100% Wholly-Owned Subsidiary
99% Limited Partner Interest
1% General Partner Interest
Edward Jones
(Ontario Limited Partnership)
49.5% Ltd. Partner Interest
Passport Research Ltd.
(PA Ltd. Ptnp.)
100% Wholly-Owned Subsidiary
EJ Mortgage, LLC
(MO Ltd. Liability Company)
Other Subsidiaries and Affiliates
(Not Shown Here)
49.9% Interest
Edward Jones Mortgage LLC
(DE Ltd. Liability Company)

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.

During 2009, Edward Jones sold 100% of the issued and outstanding shares of its subsidiary, Edward Jones Limited, a United Kingdom (“U.K.”) private limited company engaged in the retail financial services business in the U.K.

Branch Office Network. The Partnership primarily serves individual long-term investors in small to medium-size towns and metropolitan suburbs through its extensive network of branch offices. The Partnership operated 11,412 branch offices as of February 22, 2013, primarily staffed by a single financial advisor and a branch office administrator. Of this total, the Partnership operated 10,854 offices in the U.S. (located in all 50 states, predominantly in communities with populations of under 50,000 and metropolitan suburbs) and 558 offices in Canada.

PART I

Item 1.	Business, continued

Governance. Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that apply to many U.S. Securities and Exchange Commission (“SEC”) reporting companies do not apply to it. Under the terms of the Partnership’s Eighteenth Amended and Restated Partnership Agreement (“the Partnership Agreement”), the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling the management and conduct of the Partnership’s business, and has the power to admit and dismiss general partners of JFC and to adjust the proportion of their respective interests in JFC. As of February 22, 2013, JFC was composed of 373 general partners, 14,009 limited partners and 297 subordinated limited partners. See Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source. The following table sets forth on a continuing operations basis, for the past three years, the sources of the Partnership’s revenues. Due to the interdependence of the activities and departments of the Partnership’s investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations. Further information on revenue related to the Partnership’s reportable segments is provided in Note 16 to the Consolidated Financial Statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands)	2012		2011		2010
Asset-based fees	$2,042,392	41%	$1,776,883	39%	$1,397,333	33%
Commissions
Mutual funds	1,050,948	20%	866,005	19%	856,020	21%
Listed securities	450,293	9%	392,743	9%	338,605	8%
Insurance	388,889	8%	385,184	8%	326,698	8%
Over-the-counter securities	88,896	2%	54,755	1%	54,529	1%

Total commissions	1,979,026	39%	1,698,687	37%	1,575,852	38%
Account and activity fees	573,949	11%	522,898	11%	503,264	12%
Principal transactions	155,895	3%	284,231	6%	320,777	8%
Interest and dividends	133,469	3%	130,150	3%	126,769	3%
Investment banking	111,539	2%	153,100	3%	208,615	5%
Other revenue	31,148	1%	11,553	1%	30,489	1%

Total revenue	$5,027,418	100%	$4,577,502	100%	$4,163,099	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered through Edward Jones Advisory Solutions (“Advisory Solutions”), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program (“Portfolio Program”). Advisory Solutions and MAP are both registered as investment advisory programs with the SEC under the Investment Advisers Act of 1940. Portfolio Program is not required to be registered under this act as services from this program are only offered in Canada. Advisory Solutions provides investment advisory services to its clients for a monthly fee based upon the average value of their assets in the program, and consists of a managed account invested in mutual funds, exchange-traded funds (ETFs) and money market funds, or Unified Managed Account models, which also include separately managed allocations (SMAs).

PART I

Item 1.	Business, continued

For this program, the client must elect either a research or a custom account model. If the client elects a research type model, the Partnership assumes full investment discretion on the account, which will be one of numerous different research models developed and managed by Edward Jones’ Mutual Fund Research department. If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account developed by the client and his or her financial advisor.

In order to address the current size and expected growth in Advisory Solutions, in 2013 the Partnership is planning to introduce a new sub-advised mutual fund designed solely for Advisory Solutions. Olive Street Investment Advisers, L.L.C. (“OLV”), a 100% wholly-owned subsidiary of JFC and a Missouri limited liability company, was established in December 2012 to be the investment adviser to a new sub-advised mutual fund trust. OLV is intended to have primary responsibility for allocation of funds, setting the mutual fund’s overall investment strategies, and the selection and management of subadvisors, and supervisory responsibility for the general management of the trust, subject to the review and approval by its board of trustees.

MAP and Portfolio Program offer investment advisory services to clients, for a monthly fee based upon the average value of assets in the program, by using independent investment managers.

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

The Partnership is a 49.5% limited partner of Passport Research, Ltd., the investment adviser to certain money market funds made available to the Partnership’s clients. Revenue from this source is primarily based on client assets in the funds. However, due to the current low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on funds. For further information on this reduction of fees, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

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

Account and Activity Fees

Revenue sources include sub-transfer agent accounting services fees, Individual Retirement Account (“IRA”) custodial services fees, and other product/service fees.

The Partnership charges fees to certain mutual funds for sub-transfer agent accounting services, including maintaining client account information and providing other administrative services for the mutual funds. Also, the Partnership acts as the custodian for clients’ IRA accounts and the clients are charged an annual fee for this service. Account and activity fees also include sales based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance vendors where the vendors pay additional compensation to the Partnership based on a percentage of current year sales by the Partnership of products supplied by these vendors. The Partnership receives revenue through a co-branded credit card with a major credit card company and from offering mortgage loans to its clients through a joint venture. However, the joint venture partner has elected to terminate the joint venture arrangement in April 2013 and the Partnership will discontinue offering mortgage loans to its clients at this time.

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

PART I

Item 1.	Business, continued

Investment Banking

Investment banking revenue is primarily derived from the Partnership’s distribution of unit investment trusts, corporate and municipal obligations, and government sponsored enterprise obligations. Investment banking revenue also includes underwriting fee revenue related to underwriting and management fees as well as gross acquisition profit / loss and volume concession revenue, which is earned and collected from the issuer.

The Partnership’s investment banking activities are performed primarily by its Syndicate, Investment Banking and Unit Investment Trust departments. The principal service which the Partnership renders as an investment banker is the underwriting and distribution of securities, either in a primary distribution on behalf of the issuer of such securities or in a secondary distribution on behalf of a holder of such securities. The roles the Partnership may play include senior manager, co-manager, syndicate member, selling group member, dealer or distributor and encompass both negotiated and competitively bid offerings.

The Partnership historically has not, and does not presently engage in other investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to entities.

In the case of an underwritten offering managed by the Partnership, the Syndicate, Investment Banking and Unit Investment Trust departments may form underwriting syndicates and work with the branch office network for sales of the Partnership’s own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate, selling group member, dealer or distributor, these departments serve as active coordinators between the managing underwriter and the Partnership’s branch office network.

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

Interest and Dividends

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans for general partnership interests, inventory securities and investment securities. Loans secured by securities held in client margin accounts provide a source of income to the Partnership. The Partnership is permitted to use securities owned by margin clients having an aggregate market value generally up to 140% of the debit balance in margin accounts as collateral for the borrowings. The Partnership may also use funds provided by free credit balances in client accounts to finance client margin account borrowings.

The Partnership’s interest income is impacted by the level of client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans for general partnership interests, inventory securities and investment securities and the interest rates earned on each.

PART I

Item 1.	Business, continued

Significant Revenue Source

As of December 31, 2012, the Partnership distributed mutual funds for approximately 75 mutual fund vendors, including American Funds Distributors, Inc. which represents 19% of the Partnership’s total revenue for the year ended December 31, 2012. This revenue consisted of commissions, asset-based fees and account and activity fees, which are described above. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

Employees. The Partnership’s financial advisors are employees (or general partners of the Partnership) and are not independent contractors. As of February 22, 2013, the Partnership had approximately 38,000 full and part-time employees, including its 12,530 financial advisors. The Partnership’s financial advisors are generally compensated on a commission basis and may, in addition, be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership has in the past paid bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management.

Employees of the Partnership in the U.S. are bonded under a blanket policy as required by Financial Industry Regulation Authority, Inc. (“FINRA”) rules. The per occurrence coverage limit for employees in the U.S. is $5.0 million, subject to a $2.0 million deductible provision. In addition, there is excess coverage with an annual aggregate amount of $45.0 million. Employees of the Partnership in Canada are bonded under a blanket policy as required by the Investment Industry Regulation Organization of Canada (“IIROC”). The annual aggregate amount of coverage for employees in Canada is CAD $25.0 million, subject to a CAD $0.05 million deductible provision per occurrence.

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

PART I

Item 1.	Business, continued

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

Competition. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients. Clients are free to transfer their business to competing organizations at any time, although a fee may be charged to do so. There is intense competition among firms for financial advisors. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes that its rate of turnover of financial advisors is in line with that of other comparable firms.

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

PART I

Item 1.	Business, continued

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

In addition, Edward Jones and OLV are subject to the rules and regulations of the Investment Advisers Act of 1940, which require investment advisers to register with the SEC. The Investment Advisers Act’s rules and regulations govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct.

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

Trust Regulation of EJTC and Regulation of JFC as EJTC’s Parent

Pursuant to the Dodd-Frank Act, effective July 21, 2011 authority for the supervision and regulation of EJTC was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”). As of the same date, responsibility for the supervision and regulation of JFC, based on its status as a savings and loan holding company (“SLHC”) (which such status is the result of its 100% ownership of EJTC), was transferred from the OTS to the Board of Governors of the Federal Reserve System (“FRB”). The Dodd-Frank Act, however, allows entities controlling a savings association that functions solely in a trust or fiduciary capacity to cease to be a SLHC. On October 31, 2012, JFC received confirmation from the FRB that its request to deregister as a SLHC had been approved. JFC is now subject to supervision and regulation as a holding company by the OCC.

Uniform Net Capital Rule

As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients. The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to the greater of $0.25 million or 2% of the aggregate debit items, as defined. The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned. Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation. Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Canadian broker-dealer and EJTC are also required to maintain specified levels of regulatory capital. Each subsidiary has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

PART I

Item 1.	Business, continued

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of U.S. securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Item 1A – Risk Factors. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

With the Partnership’s composition of net revenue now more heavily weighted towards asset-based fee revenue than trade revenue as in the past, a decrease in the market value of assets due to market declines can cause a much more negative impact on the Partnership’s financial results than experienced in prior years, due to the fact that asset-based fees are earned on the value of the underlying assets. Conversely, in times of improved market conditions the Partnership’s asset-based fee revenue would be positively impacted due to the increase in the market value of assets on which fees are earned.

In addition, the Partnership could experience a material reduction in volume and lower securities prices in times of unfavorable economic conditions, which would result in lower commission revenue and losses in dealer inventory accounts and syndicate positions. This would have a material adverse impact on the profitability of the Partnership’s operations.

Financial markets continue to experience volatility and the risks to sustained global economic growth remain high. Furthermore, the Partnership would be subject to increased risk of its clients being unable to meet their commitments such as margin obligations if there was an economic recession. If clients are unable to meet their margin obligations, the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims. Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership’s profitability.

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

The Dodd-Frank Act. The Dodd-Frank Act, passed by the U.S. Congress and signed by the President July 21, 2010, includes provisions that could potentially impact the Partnership’s operations. Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact it may have on the financial services industry, the Partnership and its operations. Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule. The standard of conduct is expected to require the broker-dealer and investment adviser to act in the best interest of the client without regard to the financial or other interest of the broker-dealer or investment adviser providing the advice; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new SRO is expected to be proposed to regulate investment advisers. In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions. Proposed rules related to all of these provisions have not yet been adopted by regulators. It is unclear what impact any such rules, if adopted, would have on the Partnership.

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

Department of Labor. In 2010, the Department of Labor (the “DOL”) proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices. In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future. The DOL has not yet re-proposed the rule, but the Partnership expects such re-proposal to occur in the near future. The DOL has indicated that the re-proposed rule will impact IRAs and has indicated an intention to address what has been generally described as “third party payments,” such as revenue sharing. The Partnership cannot predict what the re-proposed rule will say, what its scope will be, when or if it will be re-proposed or adopted, or what the impact will be on the Partnership. However, any such rule could impact the operations of Edward Jones and the profitability of the Partnership.

International Financial Reporting Standards. The International Accounting Standards Board developed a core set of accounting standards to act as a framework for financial reporting known as the International Financial Reporting Standards (“IFRS”). By 2007, the majority of listed European Union companies, including banks and insurance companies, began using IFRS to prepare financial statements. In contrast, the majority of public companies in the U.S. prepare financial statements under accounting principles generally accepted in the U.S. (“GAAP”).

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

Rule 12b-1 Fees. The Partnership receives various payments in connection with the purchase, sale and on-going servicing of mutual fund shares by its clients. Those payments include Rule 12b-1 fees (i.e., service fees) and expense reimbursements. Rule 12b-1, under the Investment Company Act of 1940, allows a mutual fund to pay distribution and marketing expenses out of the fund’s assets. The SEC currently does not limit the size of Rule 12b-1 fees that funds may pay. FINRA does impose such limitations. However, in July, 2010 the SEC proposed reform of Rule 12b-1. The proposal called for the rescission of Rule 12b-1 and a proposed new Rule 12b-2 which would allow funds to deduct a fee on an annual basis of up to 25 basis points to pay for distribution expenses without a cumulative cap on this fee. Additionally, the proposal includes other amendments that would permit funds to deduct an asset-based distribution fee in which the fund may deduct ongoing sales charges with no annual limit, but cumulatively the asset-based distribution fee could not exceed the amount of the highest front-end load for a particular fund. The proposed rule also allows funds to create and distribute a class of shares at net asset value and dealers could establish their own fee schedule. The proposal includes additional requirements for disclosure on trade confirmations and in fund documents. These proposed rules have not been enacted and the Partnership cannot predict with any certainty whether or which of these proposals will be enacted in their current form, revised form or not enacted at all. In addition, the Partnership is not yet able to determine the potential financial impact on its operating results related to this proposed reform of Rule 12b-1. For further information on the amount of Rule 12b-1 fees earned by the Partnership, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1A.	Risk Factors, continued

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in March, 2010. PPACA requires employers to provide affordable coverage with a minimum essential benefit to full-time employees or pay a financial penalty. The bill contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and places limits on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. Accordingly, the Partnership is not yet able to determine the full potential financial impact on its operating results in future years.

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

Money Market Mutual Funds. In May 2010, the SEC adopted several reforms to money market funds (“MMF”) that were designed to, among other things, strengthen maturity limitations, increase diversification, and improve liquidity standards. Following those reforms, the President’s Working Group on Financial Markets, the Financial Stability Oversight Council (“FSOC”), and the SEC continued to evaluate and discuss additional reforms to address what they perceived to be structural vulnerabilities in MMFs. In November 2012, the FSOC, using its authority under the Dodd-Frank Act, proposed structural reforms to MMFs. Specifically, the FSOC proposed three alternatives for consideration: requiring MMFs to have (i) a floating net asset value; (ii) a net asset value buffer of 1% with a requirement that a percentage of a shareholder’s highest account value in excess of $100,000 during the previous 30 days be made available for redemption on a delayed basis and be the first amount at risk under certain MMF loss scenarios; and (iii) a net asset value buffer of 3% with other measures that could include more stringent investment diversification requirements, increased minimum liquidity levels, and/or more robust disclosure requirements. These FSOC alternatives are only proposals; they are not rules. It is unclear whether the proposals will be adopted in their current form, in a modified form, or at all. It is likely that any FSOC recommendation would require rulemaking by the SEC, which the SEC would likely propose for further public comment. Based on that, while MMF reforms in the nature of FSOC’s proposals could have an impact on the Partnership’s MMF, it is currently unclear what that impact would be.

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

PART I

Item 1A.	Risk Factors, continued

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

Historically, during market downturns it is more difficult for the Partnership to attract qualified applicants for financial advisor positions. In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors. During an economic downturn, current financial advisors can be less effective in recruiting potential new financial advisors through referrals.

Regardless of the presence of a market downturn, the Partnership may not be able to meet its hiring objectives. For instance, the Partnership has not met annual hiring objectives in eight of the last 10 years from 2002 through 2011. For 2012, the Partnership met its annual hiring objective, but there can be no assurance that the Partnership will be able to hire at desired rates in future periods or maintain its current number of financial advisors.

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

In order to attract candidates to become financial advisors, the Partnership has recently increased the compensation paid to new financial advisors during the first three years as a financial advisor. The intent is to attract a greater number of high quality recruits with an enhanced level of compensation in order to meet the Partnership’s growth objectives. If the Partnership increases new financial advisor compensation and does not comparatively increase the level of productivity and retention rate of these financial advisors, then the additional compensation could negatively impact the Partnership’s financial performance in future periods.

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

Such matters have in the past, and could in the future, lead to formal actions, which may impact the Partnership’s business. In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other significant litigation such as class action suits. Over time, there has been increasing litigation involving the securities industry, including class action suits that generally seek substantial damages.

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

RELIANCE ON THIRD PARTIES — The Partnership’s dependence on third-party organizations exposes the Partnership to disruption if their products and services are no longer offered, supported or develop defects.

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

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. The Canadian operations have operated at a substantial deficit from inception. The Partnership may make additional investments in its Canadian operations to address short-term liquidity, capital, or expansion needs, which could be substantial. However, the number of Canadian financial advisors employed by the Partnership has declined since 2009. This decline could affect the ability of the Partnership to reach its profitability goals for the Canadian segment.

There is no assurance the Canadian operations will ultimately become profitable. For further information on the Canadian operations, see Note 16 to the Consolidated Financial Statements.

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

In addition to the regulatory requirements applicable to Edward Jones, EJTC and the Canadian broker-dealer are subject to regulatory capital requirements in the U.S. and in Canada. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation. In the U.S., Edward Jones may be unable to expand its business and may be required to restrict its withdrawal of subordinated debt and partnership capital in order to meet its net capital requirements.

LIQUIDITY — The Partnership’s business in the securities industry requires that sufficient liquidity be available to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business. The current tight credit market environment could have a negative impact on its ability to maintain sufficient liquidity to meet its working capital needs. Short-term and long-term financing are two sources of liquidity that could be affected by the current tight credit market. As a result of the concerns about the stability of the markets in general, some lenders have reduced their lending to borrowers, including the Partnership. There is no assurance that financing will be available at attractive terms, or at all, in the future. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

PART I

Item 1A.	Risk Factors, continued

Many limited partners, subordinated limited partners and general partners have financed the initial and subsequent Partnership capital contributions by obtaining personal bank loans. Any such bank loan agreement is and will be between the partner and the bank. The Partnership does not guarantee the bank loans, nor can partners pledge their Partnership interest as collateral for the bank loan. Partners who finance all or a portion of their Partnership interest with bank financing may be more likely to request the withdrawal of capital to repay such obligations should the Partnership experience a period of reduced earnings. Any withdrawals by general partners, subordinated limited partners or limited partners are subject to the terms of the Partnership Agreement and would reduce the Partnership’s available liquidity and capital.

The Partnership makes loans available to general partners (other than those who are members of the Executive Committee) that require financing for some or all of their individual partner capital contributions. Loans made by the Partnership to general partners are generally for a period of one year and bear interest at a rate defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. General partners borrowing from the Partnership are required to repay such loans by applying earnings received from the Partnership to such loans. As a result, there is no assurance that general partner’s will be able to repay the interest and/or the principal amount of their loans at or prior to its maturity.

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

The Partnership is exposed to the risk that third parties who owe it money, securities or other assets will not meet their obligations. Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or client, such as cash balances held at various major U.S. financial institutions, which typically exceed FDIC insurance coverage limits. In addition, the Partnership’s credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information about the Partnership’s credit risk.

LACK OF CAPITAL PERMANENCY — Because the Partnership’s capital is subject to mandatory liquidation either upon the death or withdrawal request of a partner, the capital is not permanent and a significant mandatory liquidation could lead to a substantial reduction in the Partnership’s capital, which could, in turn, have a material adverse effect on the Partnership’s business.

Under the terms of the Partnership Agreement, a partner’s capital balance is liquidated upon death. In addition, partners may request withdrawals of their partnership capital, subject to certain limitations on the timing of those withdrawals. Accordingly, partnership capital is not permanent and is dependent upon current and future partners to both maintain their existing capital and make additional capital contributions in the Partnership. Any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

Under the terms of the Partnership Agreement, limited partners who request the withdrawal of their capital are repaid their capital in three equal annual installments beginning the month after their withdrawal request. The Managing Partner may, in his discretion, allow a limited partner to accelerate the withdrawal of his or her capital. The capital of general partners requesting the withdrawal of capital from the Partnership may be converted to subordinated limited partner capital or, at the discretion of the Managing Partner, redeemed by the Partnership. The withdrawal of subordinated limited partner capital is repaid in six equal annual installments beginning the month after their request for withdrawal. Liquidations upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the liquidation requirements of the capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with GAAP. If the Partnership’s capital declines by a substantial amount due to liquidation or withdrawal, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

PART I

Item 1A.	Risk Factors, continued

INTERRUPTION OF BUSINESS AND OPERATIONS — Any substantial disruption to the Partnership’s business and operations could lead to significant financial loss to its business and operations as well as harm relations with its clients.

The Partnership relies heavily on communications and information systems to conduct its business. The Partnership’s home office facilities and its existing computer system and network, including its backup systems, are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s information technology system, and similar events. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its home office facilities and its technological systems. In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption. The Partnership’s primary data center is located in St. Louis, Missouri. The Partnership has a data center in Tempe, Arizona, which currently operates as a secondary data center to its primary data center in St. Louis and is designed to enable the Partnership to maintain service during a system disruption contained in St. Louis. A prolonged interruption of either site might result in a delay in service and substantial additional costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event. In 2011, the Partnership began re-purposing its secondary data center in Tempe, Arizona in order to be able to operate this facility as a primary data center for processing the most critical systems such that they could run in St. Louis, Missouri or Tempe, Arizona. As of December 31, 2012, this is still in process and is expected to take another two to three years to complete.

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

Significant volatility in the number of client transactions may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs. In the past, the Partnership has experienced adverse effects on its profitability resulting from significant reductions in securities sales and, likewise, has encountered operational problems arising from unanticipated high transaction volume. The Partnership is not able to control such decreases and increases, and there is no assurance that it will not encounter such problems and resulting losses in future periods.

In addition, significant transaction volume could result in inaccurate books and records, which would expose the Partnership to disciplinary action by governmental agencies and SROs.

PART I

Item 1A.	Risk Factors, continued

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS

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

JFC’s principal operating subsidiaries, including Edward Jones, are subject to various statutory and regulatory restrictions applicable to broker-dealers generally that limit the amount of cash distributions, dividends, loans and advances that those subsidiaries may pay to JFC. Regulations relating to capital requirements affecting some of JFC’s subsidiaries also restrict their ability to pay distributions or dividends and make loans to JFC. See subheading “Regulation” of Item 1, “Business” of this Annual Report on Form 10-K.

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

There is no assurance that distributions from the Partnership will be sufficient to pay the interest on a limited partner’s loan or repay the principal amount of the loan at or prior to its maturity. There also can be no assurance that such distributions will be sufficient to pay all income taxes due each year arising from a limited partner’s share of the Partnership’s income. Furthermore, in the event the Partnership experiences a loss which leads to its liquidation, there is no assurance there will be sufficient capital available to distribute to the limited partners for the repayment of any loans.

PART I

Item 1A.	Risk Factors, continued

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

Because there is no market for the Interests, there is no fair market value for the Interests. The price ($1,000 per Interest) at which the Interests were offered represents the book value of each Interest. Capital could decline to a point where the book value of the Interests could be less than the price paid.

RISK OF DILUTION — The Interests may be diluted from time to time, which could lead to decreased returns to the limited partners.

The Managing Partner has the ability, in his sole discretion, to issue additional Interests or Partnership capital. Any addition of new Interests will decrease the Partnership’s net interest income by the 7.5% Payments for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Additionally, the Partnership retains approximately 23% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Beginning in 2013, the Partnership decreased the amount of retention to approximately 14% of net income allocated to general partners. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income and any additional issuance of general partnership capital reduces the income allocated to limited partners.

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

PART I

Item 1A.	Risk Factors, continued

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

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona. As of December 31, 2012, the Partnership’s U.S. home office consisted of 18 separate buildings totaling approximately 2.0 million square feet.

Of the 18 U.S. home office buildings, two buildings are leased through an operating lease and the remaining 16 are owned by the Partnership. In addition, the Partnership leases its Canadian home office facility in Mississauga, Ontario through an operating lease. The Partnership also maintains facilities in 11,415 branch locations as of December 31, 2012, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Notes 14 and 17 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

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

Countrywide. There have been four cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three cases are purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007.; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010). All three cases remain pending in the U.S. District Court for the Central District of California. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs, expenses and rescission. In November 2010, the Court in the Maine State case dismissed all of plaintiffs’ claims to the extent they related to any certificates for which Edward Jones acted as dealer. The Western Conference of Teamsters case has been stayed by agreement of the parties.

On August 10, 2012, the Federal Deposit Insurance Corporation, in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters including Edward Jones. However, plaintiff does not allege that it purchased any tranche of any offering for which Edward Jones acted as dealer. Following defendant’s motion to dismiss, plaintiffs filed their first amended complaint on November 6, 2012. The parties have agreed to a briefing schedule on defendants’ motion to dismiss.

Lehman Brothers. Edward Jones was named as a defendant in three actions related to its underwriting of Lehman Brothers Holdings Inc. (“Lehman Brothers”) notes that are or were pending in the U.S. District Court for the Southern District of New York (“SDNY”). Two of the suits were putative class action suits originally brought by plaintiffs in state court in Arkansas (the “Arkansas Plaintiffs”), which asserted Securities Act claims based upon two offerings of Lehman Brothers’ notes in 2007. The Court dismissed those actions on December 11, 2012. The Arkansas Plaintiffs will have the right to appeal the dismissal order. The third suit was amended in October 2011 to assert a Section 11 claim against Edward Jones related to three offerings of Lehman bonds in January and February 2008. Plaintiffs, American National Life Insurance Company of Texas, Comprehensive Investment Services Inc., The Moody Foundation, and American National Insurance Company, allege to have purchased $3 million of securities in these offerings, but did not make any of these purchases through Edward Jones. This action names several other purported underwriters as defendants, as well as Lehman Brothers’ former auditor. On January 6, 2012, Edward Jones and other defendants moved to dismiss this action. The motion was fully briefed as of March 5, 2012. The Court has not yet ruled on the motion to dismiss.

PART I

Item 3.	Legal Proceedings, continued

Nicholas Maxwell, individually and on behalf of all others similarly situated. Edward Jones was named as a defendant in a putative class action complaint in Alameda Superior Court. The complaint asserted causes of action for unlawful wage deductions (Labor Code sections 221, 223, 400-410, 2800, 2802, Cal. Code Reg. title 8, section 11040(8)); California Unfair Competition Law violations (Business and Professions Code sections 17200-04); and waiting time penalties (Labor Code sections 201-203). Plaintiff alleges that Edward Jones improperly charged its California financial advisors fees, costs, and expenses related to trading errors or “broken” trades, and failed to timely pay wages at termination; however plaintiff does not allege a specific amount of damages. Plaintiff filed the complaint on December 18, 2012 and Edward Jones filed its answer on February 6, 2013. There is a case management conference scheduled for July 10, 2013.

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

Yavapai County Litigation. In September, 2009, three lawsuits were filed in the State of Arizona; all three lawsuits were consolidated and are pending before the U.S. District Court for the District of Arizona. The actions relate to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the preliminary official statement and/or in the official statement. One of the matters was filed as a putative class action in which the plaintiffs seek to represent all purchasers of the issued bonds. Allstate is suing as a purchaser of the bonds and Wells Fargo filed a separate action as indenture trustee on behalf of all bond holders. The Court entered an order in November, 2010 dismissing several of the claims against Edward Jones, including all claims brought on behalf of the class. The remaining claims against Edward Jones stem from allegations that defendants violated certain state securities acts and committed common law torts. Plaintiffs are seeking an unspecified amount of damages including attorneys’ fees, costs, expense, rescission or statutory damages, out-of-pocket damages and prejudgment interest. In 2011, Edward Jones filed a third-party complaint and counterclaim against Wells Fargo Bank, N.A., solely in its capacity as indenture trustee, asserting claims for negligent misrepresentation based on Wells Fargo’s involvement with the bond documents and official statement.

In the Matter of Edward D. Jones & Co., L.P. Municipal Bond Pricing. On April 27, 2012, the SEC’s Division of Enforcement informed Edward Jones it had commenced an investigation into Nebraska Public Power District’s (“NPPD”) Taxable Build America Bonds, which formed part of NPPD’s 2009 General Revenue Bonds offering. Edward Jones was a co-manager of said offering. The investigation inquired into whether Edward Jones and others may have engaged in possible violations of the Securities Act, the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) (including Section 10(b) and Rule 10b-5 thereunder), and MSRB Rules. In January 2013, the SEC commenced a second investigation that subsumed the one just described, relating more generally to municipal bond pricing, which also inquired into possible violations of the Securities Act, Exchange Act (including Section 10(b) and Rule 10b-5 thereunder), and MSRB Rules. Consistent with its practice, Edward Jones is cooperating fully with the SEC with respect to these investigations. The SEC has stated to Edward Jones with respect to each of the investigations described above that the “investigation is a non-public, fact-finding, informal inquiry, which should not be construed as an indication that the Commission or its staff have determined that any violations of law have occurred,” and the SEC has not taken any action against Edward Jones or others with respect to either investigation.

New Hampshire Investigation. In March 2012, Edward Jones received an inquiry from the State of New Hampshire in connection with its investigation into Edward Jones’ procedures regarding compliance with federal and state telemarketing rules. The state has requested documentation and interviewed individuals at Edward Jones. Edward Jones is engaged in ongoing discussions with the state and has produced documents as requested by the state.

PART I

Item 3.	Legal Proceedings, continued

FINRA Letter of Acceptance Waiver and Consent. FINRA initiated an investigation into certain procedures at Edward Jones, and alleged that prior to July 13, 2012 Edward Jones did not establish and maintain written supervisory procedures to ensure that registered representatives’ Uniform Applications for Securities Industry Registration or Transfer (“Form U4”) were updated to reflect unsatisfied judgments and liens of which Edward Jones’ payroll department was on notice. As a result, FINRA alleged that Edward Jones did not timely file Form U4 amendments in such circumstances in violation of Article V, Section 2(c) of the FINRA By-Laws, FINRA Rule 2010, and NASD Rules 3010(b) and 2110. Without admitting or denying the findings, Edward Jones entered into a Letter of Acceptance, Waiver and Consent which included a censure and a fine of $35,000.

PART I

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s limited partnership and subordinated limited partnership interests and their assignment is prohibited. As of February 22, 2013, the Partnership was composed of 14,009 limited partners and 297 subordinated limited partners.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data determined from audited financial statements.

All information included in the Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

Summary Consolidated Statements of Income Data:

(All dollars in millions, except per unit information and units outstanding)

	2012	2011	2010	2009	2008
Total revenue	$5,027	$4,578	$4,163	$3,548	$3,821
Interest expense	62	68	56	58	72

Net revenue	$4,965	$4,510	$4,107	$3,490	$3,749

Income from continuing operations	$555	$482	$393	$269	$385
Loss from discontinued operations	—	—	—	(105)	(73)

Income before allocations to partners	$555	$482	$393	$164	$312

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$109.84	$104.66	$96.07	$41.44	$86.21
Weighted average $1,000 equivalent limited partnership units outstanding	655,663	668,450	455,949	471,597	489,920

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for further discussion.

PART II

Item 6.	Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

(All dollars in millions)

	2012	2011	2010	2009	2008
Total assets(1)	$13,042	$9,584	$8,241	$7,168	$6,992

Bank loans	$—	$—	$—	$58	$43
Long-term debt	6	7	66	59	9
Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption(2)	10,953	7,521	6,366	5,327	5,203

	10,959	7,528	6,432	5,444	5,255

Subordinated liabilities	100	150	204	257	261

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,812	1,758	1,497	1,437	1,413
Reserve for anticipated withdrawals	171	148	108	30	63

Partnership capital subject to mandatory redemption(3)	1,983	1,906	1,605	1,467	1,476

Total liabilities and partnership capital	$13,042	$9,584	$8,241	$7,168	$6,992

(1)	Assets include amounts reclassified as discontinued operations of $95 for 2008.
(2)	Liabilities include amounts reclassified as discontinued operations of $56 for 2008.
(3)	Partnership capital include amounts reclassified as discontinued operations of $39 for 2008.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from clients and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of general partner loans, long-term debt and liabilities subordinated to claims of general creditors.

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

	For the years ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue:
Trade revenue:
Commissions	$1,979.0	$1,698.7	$1,575.8	17%	8%
Principal transactions	155.9	284.2	320.8	-45%	-11%
Investment banking	111.6	153.1	208.6	-27%	-27%

Total trade revenue	2,246.5	2,136.0	2,105.2	5%	1%

% of net revenue	45%	47%	51%
Fee revenue:
Asset-based	2,042.4	1,776.9	1,397.3	15%	27%
Account and activity	573.9	522.9	503.3	10%	4%

Total fee revenue	2,616.3	2,299.8	1,900.6	14%	21%

% of net revenue	53%	51%	46%
Net interest and dividends	71.2	62.5	70.5	14%	-11%
Other revenue	31.2	11.6	30.5	169%	-62%

Net revenue	4,965.2	4,509.9	4,106.8	10%	10%
Operating expenses	4,410.2	4,028.1	3,714.0	9%	8%

Income before allocations to partners	$555.0	$481.8	$392.8	15%	23%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$97.4	$88.4	$87.8	10%	1%
Advisory programs ($ billions)	$11.9	$17.8	$21.6	-33%	-18%
Client households at year end (millions)	4.52	4.48	4.46	1%	0%
Client assets under care:
Total:
At year end ($ billions)	$668.7	$591.2	$572.6	13%	3%
Average ($ billions)	$636.9	$586.1	$535.8	9%	9%
Advisory Programs:
At year end ($ billions)	$87.4	$68.8	$53.7	27%	28%
Average ($ billions)	$78.8	$63.6	$40.8	24%	56%
Financial advisors:
At year end	12,463	12,242	12,616	2%	-3%
Average	12,273	12,359	12,694	-1%	-3%
Attrition %	10.7%	14.1%	16.2%	n/a	n/a
Dow Jones Industrial Average:
At year end	13,104	12,218	11,578	7%	6%
Average for year	12,965	11,958	10,669	8%	12%
S&P 500 Index:
At year end	1,426	1,258	1,258	13%	0%
Average for year	1,379	1,268	1,139	9%	11%

(1)

Client dollars invested, related to trade revenue, includes the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represents the net inflows of client dollars into the programs.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2012 versus 2011 Overview

During 2012, global market and economic conditions improved overall compared to 2011 even though concerns about U.S. and global economic growth and an uncertain political environment led investors to remain cautious. Despite these concerns, the Partnership experienced record financial results in 2012 through continued focus on providing solutions to its clients.

Net revenue increased 10% to $5.0 billion in 2012 compared to 2011, which is a record for the Partnership. This significant growth in net revenue is primarily attributable to a 14% increase in fee revenue due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages, evidenced by the 9% increase in the daily average S&P 500 Index and the 8% increase in the daily average Dow Jones Industrial Average. These factors also contributed to a changing composition of net revenue, which was 45% trade and 53% fee revenue in 2012, compared to 47% trade and 51% fee revenue in 2011.

Operating expenses increased 9% in 2012 compared to 2011, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership’s profitability.

The impact of the 10% increase in net revenues, partially offset by a 9% increase in operating expenses resulted in a 15% increase in income before allocations to partners to $555.0 million.

The Partnership’s key performance measures were relatively strong in 2012. Average client assets under care grew 9% in 2012 to $636.9 billion, which included a 24% increase in the average advisory programs assets under care to $78.8 billion. In addition, client dollars invested relating to trade revenue were up 10% to $97.4 billion.

2011 versus 2010 Overview

The Partnership experienced improved financial results in 2011 compared to 2010 despite some challenging economic and market conditions throughout 2011 caused by the debt ceiling crisis, a downgrade of the U.S. credit rating and concerns over European debt, all of which caused increased market volatility. This volatility is reflected in the fact that the S&P 500 Index was as low as 1,099 in October of 2011 and as high as 1,364 in April 2011, a 24% swing, ending the year at 1,258, the same as it started the year. However, the 2011 daily average S&P 500 Index was up 11% year-over-year and the Dow Jones Industrial Average daily average was up 12% year-over-year.

The Partnership’s key performance measures were relatively strong in 2011. Average client assets under care grew 9% in 2011 to $586.1 billion, which included a 56% increase in the average advisory programs assets under care to $63.6 billion. In addition, client dollars invested relating to trade revenue were up slightly 1% to $88.4 billion.

In 2011, net revenue increased 10% to $4.5 billion compared to 2010. This increase was driven by a 21% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. These factors also contributed to a changing composition of net revenue, which was 47% trade and 51% fee revenue in 2011, compared to 51% trade and 46% fee revenue in 2010.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 8% in 2011 compared to 2010, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable incentive compensation due to the increase in the Partnership’s profitability.

The impact of the increase in net revenues and operating expenses resulted in a 23% increase in income before allocations to Partners.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 5% to $2.2 billion during 2012 and 1% to $2.1 billion during 2011. The increase in trade revenue for 2012 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested. The increase in trade revenue for 2011 was primarily due to the impact of increased client dollars invested, as well as the increase in the margin earned on client dollars invested. A discussion specific to each component of trade revenue follows.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Commissions revenue ($ millions):
Mutual funds	$1,050.9	$866.0	$856.0	21%	1%
Equities	539.2	447.5	393.0	20%	14%
Insurance	388.9	385.2	326.7	1%	18%
Corporate bonds	—	—	0.1	0%	-100%

Total commissions revenue	$1,979.0	$1,698.7	$1,575.8	17%	8%

Related metrics:
Client dollars invested ($ billions)	$79.4	$65.3	$61.0	22%	7%
Margin per $1,000 invested	$24.90	$26.00	$25.90	-4%	0%
U.S. business days	250	252	252	-1%	0%

Commissions revenue increased 17% in 2012 to $2.0 billion primarily due to a 22% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and the fact that clients are continuing to reinvest their dollars from maturing fixed income products into mutual fund and equity products. This increase was partially offset by a 4% decrease in the margin per $1,000 invested caused by a shift from higher-margin equity mutual funds to lower-margin debt mutual funds.

Commissions revenue increased 8% in 2011 to $1.7 billion primarily due to a 7% increase in client dollars invested in commission generating transactions resulting from improved market conditions and the fact that clients are generally reinvesting their dollars from maturing fixed income products into mutual fund and equity products.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Principal transactions revenue ($ millions):
State and municipal obligations	$116.0	$212.6	$239.5	-45%	-11%
Corporate bonds and notes	16.6	35.2	43.5	-53%	-19%
Certificates of deposit	13.1	13.5	14.8	-3%	-9%
Unit investment trusts	4.2	11.0	7.4	-62%	49%
Government and agency obligations	3.1	5.9	8.9	-47%	-34%
Collateralized mortgage obligations	1.6	3.5	6.3	-54%	-44%
Net inventory gains	1.3	2.5	0.4	-48%	525%

Total principal transactions revenue	$155.9	$284.2	$320.8	-45%	-11%

Related metrics:
Client dollars invested ($ billions)	$13.6	$18.0	$20.2	-24%	-11%
Margin per $1,000 invested	$11.30	$15.70	$15.80	-28%	-1%
U.S. business days	250	252	252	-1%	0%

Principal transactions revenue decreased 45% in 2012 to $155.9 million primarily due to the current low interest rate environment and the continued improvement in equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund and equity products. This resulted in a 24% decrease in client dollars invested in products that resulted in principal transactions revenue. In addition, margins per $1,000 invested decreased 28% in 2012 as client investments shifted in the current period towards products with shorter maturities, which have lower margins.

Principal transactions revenue decreased 11% in 2011 to $284.2 million primarily due to the continued low interest rate environment and improved equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund and equity products. This resulted in an 11% decrease in client dollars invested in products that resulted in principal transactions revenue.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Investment banking revenue ($ millions):
Distribution	$106.9	$141.2	$191.1	-24%	-26%
Underwriting	4.7	11.9	17.5	-61%	-32%

Total investment banking revenue	$111.6	$153.1	$208.6	-27%	-27%

Related metrics:
Client dollars invested ($ billions)	$4.3	$5.1	$6.6	-16%	-23%
Margin per $1,000 invested	$26.00	$29.90	$31.60	-13%	-5%
U.S. business days	250	252	252	-1%	0%

Investment banking revenue decreased 27% in 2012 to $111.6 million. Due to the continued low interest rate environment and lower supply of state and municipal obligations, the demand for investment banking products decreased by 16% in 2012. The decrease in investment banking revenue was further caused by a 13% decrease in in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal and corporate unit investment trusts towards lower margin equity unit investment trusts.

Investment banking revenue decreased 27% in 2011 to $153.1 million. Due to the continued low interest rate environment and lower supply of state and municipal obligations, the demand for investment banking products decreased by 23% in 2011. The decrease in investment banking revenue was further caused by a 5% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher margin municipal and corporate unit investment trusts towards lower margin equity unit investment trusts.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 14% in 2012 to $2.6 billion and 21% in 2011 to $2.3 billion. A discussion specific to each component of fee revenue follows.

Asset-based

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Asset-based fee revenue ($ millions):
Advisory programs fees	$1,052.5	$849.6	$543.9	24%	56%
Service fees	808.7	765.0	693.9	6%	10%
Revenue sharing	138.6	129.0	119.0	7%	8%
Trust fees	28.4	23.9	19.6	19%	22%
Cash solutions	14.2	9.4	20.9	51%	-55%

Total asset-based fee revenue	$2,042.4	$1,776.9	$1,397.3	15%	27%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$329.3	$305.3	$274.0	8%	11%
Advisory programs	78.8	63.6	40.8	24%	56%
Insurance	54.6	50.4	44.8	8%	13%
Cash solutions	18.4	17.9	18.8	3%	-5%

Total client asset values	$481.1	$437.2	$378.4	10%	16%

(1)	Assets on which the partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the years ended December 31, 2012, 2011 and 2010.

Asset-based fee revenue increased 15% in 2012 to $2.0 billion primarily due to increases in advisory programs fees. Advisory programs fee revenue increased 24% primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership.

Asset-based fee revenue increased 27% in 2011 to $1.8 billion primarily due to increases in advisory programs fees. Advisory programs fee revenue increased 56% primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$322.2	$289.1	$273.7	11%	6%
Retirement account fees	141.6	136.9	132.7	3%	3%
Other account and activity fees	110.1	96.9	96.9	14%	0%

Total account and activity fee revenue	$573.9	$522.9	$503.3	10%	4%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	18.4	17.1	15.8	8%	8%
Retirement accounts	3.7	3.5	3.4	6%	3%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue increased 10% in 2012 to $573.9 million primarily due to increases in revenue from sub-transfer agent services and other account and activity fees. Sub-transfer agent services increased primarily due to increases in the number of average client holdings serviced as well as a contract rate adjustment effective for 2012. Other account and activity fees increased primarily due to increases in various other types of fees including credit card revenue and other transaction fees.

Account and activity fee revenue increased 4% in 2011 to $522.9 million primarily due to increases in revenue from sub-transfer agent services and retirement account fees. Sub-transfer agent services and retirement account fees increased primarily due to increases in the number of average client holdings serviced and the number of accounts, respectively.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest and dividends revenue ($ millions):
Client loan interest	$112.9	$115.2	$112.7	-2%	2%
Short-term investing interest	11.3	7.4	9.9	53%	-25%
Other interest and dividends	9.2	7.5	4.2	23%	79%
Interest expense	(62.2)	(67.6)	(56.3)	-8%	20%

Total net interest and dividends revenue	$71.2	$62.5	$70.5	14%	-11%

Related metrics ($ millions):
Average aggregate client loan balance	$2,187.9	$2,213.9	$2,144.3	-1%	3%
Average rate earned	5.15%	5.20%	5.26%	-1%	-1%
Average funds invested	$6,560.0	$4,815.0	$4,046.8	36%	19%
Average rate earned	0.17%	0.15%	0.24%	13%	-38%
Weighted average $1,000 equivalent limited partnership units outstanding	655,663	668,450	455,949	-2%	47%

Net interest and dividends revenue increased 14% in 2012 to $71.2 million primarily due to a decrease in interest expense and increases in short-term investing interest and other interest and dividends. Interest expense decreased in 2012 primarily due to lower average debt balances during the current period related to debt repayments in 2011 and 2012. Other interest and dividends revenue increased 23% primarily due to an increase in interest income recognized on general partner partnership loans. See further discussion of these loans in Note 10 to the Consolidated Financial Statements.

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 53% in 2012 primarily due to an increase in the average funds invested on these types of investments as well as an increase in the rate earned. The related average funds invested increased 36% and included $5.6 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC rule 15c3-3, compared to $3.9 billion in 2011. The average rate earned on total funds invested increased 13% to 0.17% and the average rate earned on the segregated funds invested increased 15% to 0.16%. See the Liquidity and Capital Resources discussion below for additional information.

Net interest and dividends revenue decreased 11% in 2011 to $62.5 million primarily due to an increase in interest expense and a decrease in short-term investing interest partially offset by an increase in other interest and dividends. Interest expense increased in 2011 primarily due to an increase ($15.9 million) in the minimum 7.5% annual return on the additional limited partnership interests resulting from the limited partnership offering completed in January 2011. This increase was partially offset by a decrease in debt interest expense of $4.9 million (25%), due to lower average debt balances outstanding caused by debt repayments during 2011 and 2010. Other interest and dividends revenue increased 79% primarily due to an increase in interest income recognized on general partner partnership loans.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell decreased 25% in 2011 primarily due to a decrease in rates earned on these types of investments, partially offset by an increase in average funds invested. The related average funds invested increased 19% in 2011 and included $3.9 billion of funds that were segregated in special reserve bank accounts for the benefit of U.S. clients under SEC Rule 15c3-3, compared to $3.0 billion in 2010. The average rate earned on total funds invested decreased 38% to 0.15% and the average rate earned on the segregated funds invested decreased 44% to 0.14%. See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue increased 169% to $31.2 million in 2012 and decreased 62% to $11.6 million in 2011. The fluctuations in both years are primarily attributable to changes in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are reflected in other revenue with an offset in compensation and fringe benefits expense, which results in no net impact to the Partnership’s income before allocations to partners.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating expenses ($ millions):
Compensation and benefits	$3,285.2	$2,940.1	$2,643.7	12%	11%
Occupancy and equipment	353.0	356.6	343.3	-1%	4%
Communications and data processing	279.3	289.4	290.1	-3%	0%
Payroll and other taxes	186.0	171.1	159.9	9%	7%
Advertising	56.3	54.2	55.7	4%	-3%
Postage and shipping	47.6	48.5	49.8	-2%	-3%
Clearance fees	12.6	12.6	11.6	0%	9%
Other operating expenses	190.2	155.6	159.9	22%	-3%

Total operating expenses	$4,410.2	$4,028.1	$3,714.0	9%	8%

Related metrics:
Number of branches
At period end	11,415	11,408	11,375	0%	0%
Average	11,396	11,394	11,306	0%	1%
Financial advisors:
At period end	12,463	12,242	12,616	2%	-3%
Average	12,273	12,359	12,694	-1%	-3%
Branch employees(1):
At period end	13,619	12,889	13,002	6%	-1%
Average	13,365	13,130	12,665	2%	4%
Home office employees(1):
At period end	5,087	4,933	4,898	3%	1%
Average	5,008	4,919	4,866	2%	1%
Home office employees(1) per 100 financial advisors (average)	40.8	39.8	38.3	3%	4%
Branch employees(1) per 100 financial advisors (average)	108.9	106.2	99.8	3%	6%
Average operating expenses per financial advisor(2)	$177,177	$166,096	$159,000	7%	4%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 9% in 2012 to $4.4 billion primarily due to a 12% increase in compensation and benefits resulting from increases in financial advisor compensation, variable incentive compensation and salary and fringe benefit expense (described below). The remaining operating expenses increased 3% ($37.0 million) primarily due to a 9% increase in payroll and other taxes caused by the increases in compensation and a 22% increase in other operating expenses.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 9% ($141.6 million) in 2012 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 21% ($22.6 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in the programs.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Salary and fringe benefit expense increased 8% ($64.5 million) in 2012 primarily due to salary increases, increases in fringe benefits expense caused by increased healthcare costs and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of both the Partnership’s home office and branch employees increased 2%.

Variable incentive compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable incentive compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable incentive compensation increased 31% ($118.8 million) in 2012 to $497.0 million.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In 2012, the average number of home office employees per 100 financial advisors increased 3%, resulting from the impact of the 2% increase in the average number of home office employees, as well as the 1% decrease in the average number of financial advisors. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Lack of growth in the number of financial advisors in 2013 could result in growing home office compensation costs at a faster rate than financial advisors, which would cause the average operating expense per financial advisor to increase. Although the average number of financial advisors in 2012 decreased 1% as compared to 2011, the number of financial advisors at December 31, 2012 increased 2% as compared to December 31, 2011. The average number of branch employees per 100 financial advisors increased 3% due to the impact of the 2% increase in the average number of branch employees, as well as the 1% decrease in the average number of financial advisors. This is the result of increased branch employee hours in support of increased financial advisor productivity. The average operating expense per financial advisor increased 7% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the average number of financial advisors.

Operating expenses increased 8% in 2011 to $4.0 billion primarily due to an 11% increase in compensation and benefits resulting from increases in financial advisor compensation, salary and fringe benefit expense and variable incentive compensation described below. The remaining operating expenses increased 2% ($17.7 million) due to a 7% increase in payroll and other taxes caused by increases in compensation and a 4% increase in occupancy and equipment costs primarily due to increased rent expense.

Financial advisor compensation (excluding financial advisor salary and subsidy and variable incentive compensation) increased 12% ($176.0 million) in 2011 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy decreased 20% ($27.5 million) primarily due to fewer financial advisor hires participating in these compensation programs. The Partnership found that potential new financial advisors who would have to leave successful positions in a different industry or at a different firm to embrace a new opportunity at Edward Jones were reluctant to change jobs. To help address this issue, effective January 2011, the Partnership raised the base pay to better recruit certain financial advisors. However, financial advisor growth was a challenge for the Partnership in 2011, as the number of financial advisors decreased in 2011 compared to 2010.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Salary and fringe benefit expense increased 5% ($43.9 million) in 2011 primarily due to salary increases, increases in fringe benefits expense caused by increased healthcare costs and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of the Partnership’s home office and branch employees increased 1% and 4%, respectively.

Variable incentive compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable incentive compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable incentive compensation increased 38% ($103.7 million) in 2011.

In 2011, the average number of home office employees per 100 financial advisors increased 4%, due to the decrease in the average number of financial advisors, as well as the 1% increase in the average number of home office employees. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. The average number of branch employees per 100 financial advisors increased 6% primarily due to the impact of the decrease in the average number of financial advisors, as well as the 4% increase in the number of branch employees. This is the result of increased branch employee hours in support of increased financial advisor productivity. The average operating expense per financial advisor increased 4% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the average number of financial advisors.

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

The Partnership evaluates the performance of its segments based upon income before allocation to partners as well as income before variable incentive compensation. Variable incentive compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable incentive compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership’s profitability as well as the performance of the individual financial advisors at the segment. As such, both income before allocation to partners and income before variable incentive compensation are considered in evaluating segment performance.

The Canadian segment information as reported in the following table is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Years Ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net revenue:
United States of America	$4,789.9	$4,324.5	$3,939.8	11%	10%
Canada	175.3	185.4	167.0	-5%	11%

Total net revenue	4,965.2	4,509.9	4,106.8	10%	10%
Operating expenses (excluding variable compensation):
United States of America	3,734.4	3,468.6	3,261.7	8%	6%
Canada	178.8	181.2	177.7	-1%	2%

Total operating expenses	3,913.2	3,649.8	3,439.4	7%	6%
Pre-variable income (loss):
United States of America	1,055.5	855.9	678.1	23%	26%
Canada	(3.5)	4.2	(10.7)	-183%	139%

Total pre-variable income	1,052.0	860.1	667.4	22%	29%
Variable incentive compensation:
United States of America	485.2	366.7	266.1	32%	38%
Canada	11.8	11.6	8.5	2%	36%

Total variable incentive compensation	497.0	378.3	274.6	31%	38%
Income (loss) before allocation to partners:
United States of America	570.3	489.2	412.0	17%	19%
Canada	(15.3)	(7.4)	(19.2)	-107%	61%

Total income before allocation to partners	$555.0	$481.8	$392.8	15%	23%

Client assets under care ($ billions):
United States of America
At year end	$651.9	$576.4	$557.3	13%	3%
Average	$621.1	$570.5	$521.9	9%	9%
Canada
At year end	$16.8	$14.8	$15.3	14%	-3%
Average	$15.9	$15.6	$13.9	2%	12%
Financial advisors:
United States of America
At year end	11,822	11,622	11,980	2%	-3%
Average	11,652	11,740	12,016	-1%	-2%
Canada
At year end	641	620	636	3%	-3%
Average	621	619	677	0%	-9%

United States of America

Net revenue increased 11% in 2012 primarily due to increases in asset-based fee revenue, trade revenue and account and activity fees. Asset-based fee revenue increased 15% ($263.9 million) primarily due to increases in advisory program fee revenue of 24% ($201.4 million) which is the result of continued growth of the client assets under care in advisory programs.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The increase to trade revenue of 6% ($121.0 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested in 2012 compared to 2011. The increase in account and activity fees of 10% ($51.6 million) is primarily the result of increases in revenue from sub-transfer agent services primarily caused by an increase in the number of average client holdings serviced.

Operating expenses (excluding variable incentive compensation) increased 8% in 2012 primarily due to increases in financial advisor compensation and salary and fringe benefits. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network as well as an increase in healthcare costs.

Net revenue increased 10% in 2011 primarily due to increases in asset-based fee revenue, trade revenue and account and activity fees. Asset-based fee revenue increased 27% ($370.6 million) primarily due to increases in advisory program fee revenue of 56% ($305.7 million) which is the result of continued growth of the client assets under care in advisory programs. The increase to trade revenue of 1% ($30.8 million) is primarily due to an increase in the margin earned on client dollars invested, as well as the impact of increased client dollars invested. The increase in account and activity fees of 3% ($17.1 million) is primarily the result of increases in revenue from sub-transfer agent services primarily caused by an increase in the number of average client holdings serviced.

Operating expenses (excluding variable incentive compensation) increased 6% in 2011 primarily due to increases in financial advisor compensation and salary and fringe benefits. These increases were partially offset by a decrease in financial advisor salary and subsidy expense. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network. Financial advisor salary and subsidy decreased due to fewer financial advisor hires participating in these compensation programs.

Canada

Net revenue decreased 5% in 2012 primarily due to a decrease in trade revenue. Trade revenue decreased 9% ($10.5 million) primarily due to a decrease in client dollars invested. This decrease is consistent with the lower levels of client activity and unfavorable market conditions, reflected in the 8% decrease in the daily average of the TSX.

Operating expenses (excluding variable incentive compensation) decreased 1% in 2012 primarily due to decreases in financial advisor compensation caused by a decrease in trade revenue on which financial advisor commissions are paid.

Despite the decrease in pre-variable income in 2012, the Canadian business segment continues to focus on strategies to achieve profitability in Canada. This includes several strategic initiatives to increase revenue and reduce expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients and the roll out of additional advisory programs. Expense reduction efforts put into place over the past few years included a change to new financial advisor compensation, conversion of certain communication systems to lower-cost options and review and renegotiation of several vendor contracts.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Canadian business segment has experienced a slight increase in the average number of financial advisors in 2012 and a 3% growth year-over-year, however, if this trend does not continue, a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach profitability for the Canadian business segment.

Net revenue increased 11% in 2011 primarily due to increases in asset-based fee revenue of 22% ($8.9 million) and trade revenue of 6% ($6.1 million). Canada asset-based fee revenue increased in 2011 primarily due to the increase in average asset values on which these fees are earned, mostly due to the overall improved market conditions year-over-year, reflected in the 10% increase in the daily average of the TSX. Canada trade revenue increased in 2011 primarily the result of increased client dollars invested.

Operating expenses (excluding variable incentive compensation) increased 2% in 2011 primarily due to increases in financial advisor compensation caused by increases in trade and asset-based fee revenue on which financial advisor commissions are paid and increases in home office and branch salary and fringe benefits resulting from increased personnel to support increased productivity of the Partnership’s financial advisor network. These increases were partially offset by decreases in financial advisor salary and subsidy, which decreased due to fewer financial advisor hires participating in these compensation programs.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors, the Partnership continues to monitor several regulatory initiatives and proposed rules, including a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. These regulatory initiatives and proposed rules may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with regulators, all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if these changes will be enacted or the impact that these changes will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 74%, 70% and 66% of its total revenue from sales and services related to mutual fund and annuity products in 2012, 2011 and 2010, respectively. In addition, the Partnership derived 19%, 19% and 21% of its total revenue in 2012, 2011 and 2010, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at December 31, 2012, net of reserve for anticipated withdrawals, was $1.8 billion, an increase of $53.9 million from December 31, 2011. This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($97.2 million) and the issuance of subordinated limited partner interests ($36.1 million), offset by redemption of limited partner and subordinated limited partner interests ($11.5 million and $7.8 million, respectively) and the increase of partnership loans outstanding during the year ended December 31, 2012 ($83.4 million). During the years ended December 31, 2012, 2011 and 2010, the Partnership retained 23.0%, 23.0% and 27.6%, respectively, of income allocated to general partners. Beginning in 2013, the Partnership decreased the amount of retention to 13.8% of net income allocated to general partners, due to the increase in individual income tax rates in 2013 and current capital needs. The decrease in the percentage of retention of income allocated to general partners is not expected to have a material impact on the Partnership’s capital or liquidity.

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

General partners (other than Executive Committee members) may elect to finance a portion or all of their purchase of general partnership interests through loans made available from the Partnership. Loans made by the Partnership to general partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership will recognize interest income for the interest paid by general partners in connection with such loans. General partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. However, prior to 2013, any bank loans entered into by general partners to finance their capital contributions in the Partnership were repaid prior to any application of earnings towards that partner’s Partnership loan. In 2013, there are no longer any bank loans related to capital contributions of general partners (other than Executive Committee members) or subordinated limited partners due to the fact that the Partnership paid, through earnings on behalf of the general partners, the $35.4 million outstanding balances on these bank loans on January 18, 2013, prior to their original one-year maturity date of February 22, 2013. In connection with this payoff, the Partnership issued $11.2 million of Partnership loans. This activity coupled with additional 2013 issuances of Partnership loans for general partner interests as well as payments made, resulted in Partnership loans outstanding of $250 million as of February 22, 2013. All future purchases of general partnership interests (other than for Executive Committee members) will be financed through Partnership loans. The Partnership will have full recourse against any general partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that general partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

In addition, the Partnership has not and will not provide loans to members of the Executive Committee. Executive Committee members who require financing for some or all of their partnership capital contributions will continue to borrow directly from banks willing to provide such financing on an individual basis. Other partners may also choose to have individual banking arrangements for their partnership capital contributions.

Any bank financing of purchases of partnership interests (only for limited partners and Executive Committee members from 2013 and forward) is in the form of unsecured bank loan agreements and are between the individual and the bank. Additionally, the Partnership has performed certain administrative functions in connection with its partners who have elected to finance a portion of the purchase of partnership interests through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all individual purchases financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the liquidation of that individual’s capital account to the repayment of their bank loan prior to any funds being released to the partner. In addition, the partner is required to apply partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan. Should a subordinated limited or limited partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity. In addition, limited partners who finance all or a portion of their partnership interest with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

As mentioned above, many of the same banks that provide financing to limited partners also provide various forms of financing to the Partnership. To the extent these banks increase credit available to the partners, financing available to the Partnership may be reduced.

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

	As of December 31, 2012
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$650,735	$283,709	$1,048,067	$1,982,511

Partnership capital owned by partners with individual loans	$198,677	$425	$537,701	$736,803

Partnership capital owned by partners with individual loans as a percent of total partnership capital	30.5%	0.1%	51.3%	37.2%
Partner loans:
Bank loans	$51,791	$147	$35,246	$87,184
Partnership loans	—	—	170,264	170,264

Total loans	$51,791	$147	$205,510	$257,448

Partner loans as a percent of total partnership capital	8.0%	0.1%	19.6%	13.0%
Partner loans as a percent of partnership capital owned by partners with loans	26.1%	34.6%	38.2%	34.9%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Debt

The composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2012 and 2011 are as follows:

($ in thousands)	2012	2011
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	595,000

Total bank lines of credit	$810,000	$990,000

In March 2011, the Partnership entered into a three-year $395 million committed unsecured revolving line of credit (the “2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. During 2012, the Partnership’s uncommitted lines of credit were reduced by $180.0 million to $415.0 million. The reduction was not related to the Partnership’s creditworthiness.

Actual borrowing availability on the secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2011 Credit Facility and the uncommitted lines of credit as of December 31, 2012 and 2011. In addition, the Partnership did not have any draws against these lines of credits during the year ended December 31, 2012 and 2011.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of December 31, 2012. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of December 31, 2012, the Partnership had $600.9 million in cash and cash equivalents and $1.1 billion in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.7 billion of Partnership liquidity as of December 31, 2012, a 13% ($0.2 billion) increase from $1.5 billion at December 31, 2011. In addition, the Partnership also had $7.7 billion and $4.5 billion in cash and investments segregated under federal regulations as of December 31, 2012 and 2011, respectively, which was not available for general use.

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

As of December 31, 2012, Edward Jones’ net capital of $711.9 million was 34.0% of aggregate debit items and its net capital in excess of the minimum required was $670.1 million. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items was 18.5%. Net capital and the related capital percentage may fluctuate on a daily basis.

As of December 31, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $38.5 million was $27.6 million in excess of the capital required to be held by IIROC. In addition, EJTC was in compliance with regulatory capital requirements.

The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. In 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. This event is not expected to have a material impact to the Partnership.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table summarizes the Partnership’s long-term financing commitments and obligations, as of December 31, 2012. Subsequent to December 31, 2012, these commitments and obligations may have fluctuated based on the changing business environment. The interest on financing commitments is based upon the stated rates of the underlying instruments, which range from 7.28% to 7.33%. For further disclosure regarding long-term debt, liabilities subordinated to claims of general creditors and rental commitments, see Notes 8, 9 and 14, respectively, to the Consolidated Financial Statements.

(Dollars in thousands)	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$1,073	$1,153	$1,240	$1,333	$704	$—	$5,503
Liabilities subordinated to claims of general creditors	50,000	50,000	—	—	—	—	100,000
Interest on financing commitments[1]	5,863	2,117	198	104	15	—	8,297
Rental commitments	129,984	35,871	24,370	17,081	12,634	41,498	261,438

Total financing commitments and obligations	$186,920	$89,141	$25,808	$18,518	$13,353	$41,498	$375,238

[1]	Interest paid may vary depending on timing of principal payments in addition to changes in variable interest rates on underlying obligations.

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2012 (see Note 7 to the Consolidated Financial Statements). Additionally, the Partnership would incur termination fees of approximately $71 million in 2013 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Legal Reserves. The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 15 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Included in Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk and in the notes to the financial statements (see Note 1 to the Consolidated Financial Statements), are additional discussions of the Partnership’s accounting policies.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, securities owned and net payable to clients. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to establish requirements for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

PART II

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Item 10 – Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.2 billion and $6.6 billion for the year ended December 31, 2012, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $80 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $13 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 17 basis points (0.17%) in 2012, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the advisor to the Edward Jones money market funds is also impacted by changes in interest rates. As discussed in Item 1—Business, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to certain money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $90 million for the years ended December 31, 2012 and 2011 and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

As of the end of the Partnership’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2012 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying Consolidated Statements Of Financial Condition and the related Consolidated Statements of Income, of Changes in Partnership Capital Subject To Mandatory Redemption and of Cash Flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the “Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

April 1, 2013

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in thousands)	2012	2011
ASSETS:
Cash and cash equivalents	$600,936	$819,506
Cash and investments segregated under federal regulations	7,714,642	4,472,526
Securities purchased under agreements to resell	1,092,586	676,448
Receivable from:
Clients	2,266,874	2,353,308
Brokers, dealers and clearing organizations	189,119	103,805
Mutual funds, insurance companies and other	355,507	300,007
Securities owned, at fair value:
Inventory securities	74,552	74,666
Investment securities	111,904	104,502
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	537,049	579,439
Other assets	99,074	99,379

TOTAL ASSETS	$13,042,243	$9,583,586

LIABILITIES:
Payable to:
Clients	$10,075,684	$6,727,090
Brokers, dealers and clearing organizations	65,477	80,247
Securities sold, not yet purchased, at fair value	22,327	7,586
Accrued compensation and employee benefits	665,509	540,416
Accounts payable and accrued expenses	124,850	165,970
Long-term debt	5,503	6,500

	10,959,350	7,527,809

Liabilities subordinated to claims of general creditors	100,000	150,000
Commitments and contingencies (Notes 14 and 15)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,812,247	1,758,365
Reserve for anticipated withdrawals	170,646	147,412

Total partnership capital subject to mandatory redemption	1,982,893	1,905,777

TOTAL LIABILITIES	$13,042,243	$9,583,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per	For the Years Ended December 31,
unit information and units outstanding)	2012	2011	2010
Revenue:
Trade revenue
Commissions	$1,979,026	$1,698,687	$1,575,852
Principal transactions	155,895	284,231	320,777
Investment banking	111,539	153,100	208,615

Total trade revenue	2,246,460	2,136,018	2,105,244
Fee revenue
Asset-based	2,042,392	1,776,883	1,397,333
Account and activity	573,949	522,898	503,264

Total fee revenue	2,616,341	2,299,781	1,900,597
Interest and dividends	133,469	130,150	126,769
Other revenue	31,148	11,553	30,489

Total revenue	5,027,418	4,577,502	4,163,099
Interest expense	62,243	67,641	56,323

Net revenue	4,965,175	4,509,861	4,106,776
Operating expenses:
Compensation and benefits	3,285,171	2,940,088	2,643,683
Occupancy and equipment	352,968	356,555	343,305
Communications and data processing	279,320	289,358	290,070
Payroll and other taxes	185,954	171,125	159,916
Advertising	56,255	54,201	55,677
Postage and shipping	47,587	48,487	49,848
Clearance fees	12,648	12,564	11,562
Other operating expenses	190,252	155,700	159,930

Total operating expenses	4,410,155	4,028,078	3,713,991

Income before allocations to partners	555,020	481,783	392,785
Allocations to partners:
Limited partners	72,018	69,960	43,803
Subordinated limited partners	60,551	50,292	41,720
General partners	422,451	361,531	307,262

Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$109.84	$104.66	$96.07

Weighted average $1,000 equivalent limited partnership units outstanding	655,663	668,450	455,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2009	$475,737	$198,913	$792,162	$1,466,812

Reserve for anticipated withdrawals	(12,736)	(2,972)	(14,576)	(30,284)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2009	$463,001	$195,941	$777,586	$1,436,528
Issuance of partnership interests	—	35,984	—	35,984
Redemption of partnership interests	(11,652)	(9,957)	(38,982)	(60,591)
Income allocated to partners	43,803	41,720	307,262	392,785
Withdrawals and distributions	(15,598)	(26,273)	(157,862)	(199,733)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725
Issuance of partnership interests	223,560	35,182	103,790	362,532
Redemption of partnership interests	(12,683)	(1,736)	(82,772)	(97,191)
Income allocated to partners	69,960	50,292	361,531	481,783
Withdrawals and distributions	(26,482)	(34,623)	(190,114)	(251,219)

Total partnership capital, including capital financed with partnership loans	705,704	271,083	1,015,843	1,992,630
Partnership loans outstanding	—	—	(86,853)	(86,853)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365
Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	36,134	103,157	139,291
Redemption of partnership interests	(11,491)	(7,839)	(79,840)	(99,170)
Income allocated to partners	72,018	60,551	422,451	555,020
Withdrawals and distributions	(27,195)	(41,352)	(218,655)	(287,202)

Total partnership capital, including capital financed with partnership loans	695,558	302,908	1,154,691	2,153,157
Partnership loans outstanding, December 31, 2012	—	—	(170,264)	(170,264)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2012	$695,558	$302,908	$984,427	$1,982,893

Reserve for anticipated withdrawals	(44,823)	(19,199)	(106,624)	(170,646)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2012	$650,735	$283,709	$877,803	$1,812,247

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	555,020	481,783	392,785
Depreciation and amortization	80,148	90,609	98,187
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(3,242,116)	(858,363)	(802,009)
Securities purchased under agreements to resell	(416,138)	278,761	(188,932)
Net payable to clients	3,435,028	1,085,328	723,968
Net receivable from brokers, dealers and clearing organizations	(100,084)	8,124	(26,795)
Receivable from mutual funds, insurance companies and other	(55,500)	(8,922)	7,051
Securities owned, net	7,453	(3,700)	(11,151)
Other assets	305	(5,113)	(18,079)
Accrued compensation and employee benefits	125,093	34,195	125,674
Accounts payable and accrued expenses	(41,975)	(21,974)	14,221

Net cash provided by operating activities	347,234	1,080,728	314,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(36,903)	(54,230)	(95,653)

Net cash used in investing activities	(36,903)	(54,230)	(95,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loans	—	—	(58,000)
Issuance of long-term debt	—	—	14,806
Repayment of long-term debt	(997)	(59,897)	(7,709)
Repayment of liabilities subordinated to claims of general creditors	(50,000)	(53,700)	(53,700)
Issuance of partnership interests (net of partnership loans)	45,121	270,839	35,984
Redemption of partnership interests	(99,170)	(97,191)	(60,591)
Withdrawals and distributions from partnership capital	(434,614)	(359,467)	(230,017)
Repayment of general partnership loans	10,759	4,840	—

Net cash used in financing activities	(528,901)	(294,576)	(359,227)

Net (decrease) increase in cash and cash equivalents	(218,570)	731,922	(139,960)
CASH AND CASH EQUIVALENTS
Beginning of year	819,506	87,584	227,544

End of year	$600,936	$819,506	$87,584

Cash paid for interest	$62,524	$67,904	$56,403

Cash paid for taxes (Note 12)	$4,132	$5,087	$4,043

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$516	$1,371	$2,153

Issuance of general partnership interests through partnership loans in current period	$94,170	$91,693	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiary in Canada are included in the Partnership’s Consolidated Financial Statements for the twelve month periods ended November 30, 2012, 2011 and 2010 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2012, 2011 and 2010, see Note 16 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

Investment banking revenue is derived from the Partnership’s distribution of unit investment trusts, corporate and municipal obligations, and government sponsored enterprise obligations.

Asset-based fee revenue is derived from fees determined by the underlying value of client assets. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including Edward Jones Advisory Solutions (“Advisory Solutions”), which consists of numerous different research models, Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program.

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

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans for general partnership interests, inventory securities and investment securities.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The Partnership derived 19%, 19% and 21% of its total revenue for the years ended December 31, 2012, 2011 and 2010, respectively, from one mutual fund vendor. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

Foreign Exchange. Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period. Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period. Foreign exchange gains and losses are included in other revenue on the Consolidated Statements of Income.

Fair Value. Substantially all of the Partnership’s financial assets and financial liabilities covered under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurement and Disclosure (“ASC 820”), are carried at fair value or contracted amounts which approximate fair value. Upon the adoption of fair value guidance set forth in FASB ASC No. 825, Financial Instruments, the Partnership elected not to take the fair value option on all debt and liabilities subordinated to the claims of general creditors.

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

The types of assets and liabilities categorized as Level I generally are government and agency obligations, equities listed in active markets, unit investment trusts and investments in publicly traded mutual funds with quoted market prices.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with related market data at the measurement date and for the duration of the instrument’s anticipated life. The Partnership uses the market approach valuation technique which incorporates prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities in valuing these types of investments.

The types of assets and liabilities categorized as Level II generally are certificates of deposit, state and municipal obligations, collateralized mortgage obligations and corporate bonds and notes.

Level III – Inputs are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended December 31, 2012 and 2011. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

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

Cash and Investments Segregated under Federal Regulations. Cash of $6,607,714 and $3,513,902 and investments of $1,106,928 and $958,624 as of December 31, 2012 and 2011, respectively, were segregated in special reserve bank accounts for the benefit of U.S. clients under Rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

Securities Purchased Under Agreements to Resell. The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing. The fair value of the underlying collateral as determined daily, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold, as specified in the agreements. The Partnership considers these financing receivables to be of good credit quality and, in response, has not recorded a related allowance for credit loss due to the fact that these securities are fully collateralized and, as a result, the Partnership considers risk related to these securities to be minimal.

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

Securities Owned and Sold, Not Yet Purchased. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value, which is determined by using quoted market prices, third-party pricing services or other relevant observable information. The Partnership records the related unrealized gains and losses in principal transactions revenue, within trade revenue.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

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

Non-qualified Deferred Compensation Plan. The Partnership has a non-qualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability for the future payments due to financial advisors participating in the non-qualified deferred compensation plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation and employee benefits expense. The Partnership has chosen to hedge this future liability by purchasing investment securities in an amount similar to the future liability expected to be due in accordance with the plan. As the fair value of the investment securities fluctuates, the gains or losses are reflected in other revenue. Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and the change in investment securities are approximately the same, resulting in minimal net impact on the Partnership’s financial results.

Lease Accounting. The Partnership enters into lease agreements for certain home office facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes. Income taxes have not been provided for in the Consolidated Financial Statements since the Partnership is organized as a partnership and each partner is liable for its own tax payments. Any subsidiaries’ income tax provisions are insignificant (see Note 12).

Reclassification. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. Income allocable to limited, subordinated limited and general partners are classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2012, 2011 and 2010. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

Recently Issued Accounting Standards. In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to establish requirements for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

NOTE 2 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include margin balances and amounts due on cash transactions. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest on certain credit balances in client accounts. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers risk related to these receivables to be minimal.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 3 – RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The components of receivable from and payable to brokers, dealers and clearing organizations as of December 31, 2012 and 2011 are as follows:

	2012	2011
Receivable from money market funds	$88,084	$58,598
Receivable from clearing organizations	53,242	32,111
Securities failed to deliver	2,582	4,757
Other	45,211	8,339

Total receivable from brokers, dealers and clearing organizations	$189,119	$103,805

Payable to clearing organizations	$53,874	$37,654
Securities failed to receive	10,723	14,218
Payable to brokers and dealers	864	28,315
Securities loaned	16	60

Total payable to brokers, dealers and clearing organizations	$65,477	$80,247

NOTE 4 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset-based fees and fees for sub-transfer agent accounting services from the mutual fund vendors and insurance companies as well as a receivable from a retirement account trustee. This receivable from the retirement account trustee represents deposits held with the trustee for the Partnership’s Canadian client’s retirement account funds as required by Canadian regulations. The prior year balance for this receivable includes approximately $148,500 that has been reclassified from receivable from brokers, dealers and clearing organizations to conform to the current year presentation.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 5 – FAIR VALUE

The following table sets forth the Partnership’s financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$1,006,928	$—	$—	$1,006,928
Certificates of deposit	—	100,000	—	100,000

Total investments segregated under federal regulations	$1,006,928	$100,000	$—	$1,106,928

Securities owned:
Inventory securities:
State and municipal obligations	$—	$46,705	$—	$46,705
Equities	17,845	—	—	17,845
Certificates of deposit	—	4,236	—	4,236
Corporate bonds and notes	—	3,183	—	3,183
Collateralized mortgage obligations	—	1,417	—	1,417
Government and agency obligations	1,036	—	—	1,036
Unit investment trusts	130	—	—	130

Total inventory securities	$19,011	$55,541	$—	$74,552

Investment securities:
Mutual funds	$89,743	$—	$—	$89,743
Government and agency obligations	14,678	—	—	14,678
Equities	6,184	—	—	6,184
Corporate bonds and notes	—	810	—	810
State and municipal obligations	—	305	—	305
Collateralized mortgage obligations	—	184	—	184

Total investment securities	$110,605	$1,299	$—	$111,904

	Financial Liabilities at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Mutual funds	$12,014	$—	$—	$12,014
Equities	5,133	—	—	5,133
Certificates of deposit	—	2,774	—	2,774
Corporate bonds and notes	—	1,492	—	1,492
State and municipal obligations	—	588	—	588
Government and agency obligations	202	—	—	202
Unit investment trusts	112	—	—	112
Collateralized mortgage obligations	—	12	—	12

Total securities sold, not yet purchased	$17,461	$4,866	$—	$22,327

PART II

Item 8.	Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$708,624	$—	$—	$708,624
Certificates of deposit	—	250,000	—	250,000

Total investments segregated under federal regulations	$708,624	$250,000	$—	$958,624

Securities owned:
Inventory securities:
State and municipal obligations	$—	$41,484	$—	$41,484
Equities	20,285	—	—	20,285
Corporate bonds and notes	—	6,647	—	6,647
Certificates of deposit	—	5,390	—	5,390
Government and agency obligations	398	—	—	398
Collateralized mortgage obligations	—	249	—	249
Unit investment trusts	213	—	—	213

Total inventory securities	$20,896	$53,770	$—	$74,666

Investment securities:
Mutual funds	$77,266	$—	$—	$77,266
Government and agency obligations	14,507	—	—	14,507
Equities	6,932	—	—	6,932
State and municipal obligations	—	4,902	—	4,902
Corporate bonds and notes	—	653	—	653
Collateralized mortgage obligations	—	242	—	242

Total investment securities	$98,705	$5,797	$—	$104,502

	Financial Liabilities at Fair Value as of
	December 31, 2011
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$3,336	$—	$3,336
Equities	3,210	—	—	3,210
State and municipal obligations	—	303	—	303
Certificates of deposit	—	277	—	277
Government and agency obligations	260	—	—	260
Unit investment trusts	129	—	—	129
Collateralized mortgage obligations	—	71	—	71

Total securities sold, not yet purchased	$3,599	$3,987	$—	$7,586

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $2,000 and $3,500 at December 31, 2012 and 2011, respectively. The average notional amount of futures contracts outstanding throughout the years ended December 31, 2012 and 2011 were approximately $4,700 and $5,400, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment gain of $7 and loss of $10 are included in the Consolidated Statements of Financial Condition as of December 31, 2012 and 2011. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income were losses of $410, $1,129 and $844 for the years ended December 31, 2012, 2011 and 2010, respectively. These gains and losses are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership’s Consolidated Statements of Income.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of December 31, 2012 and 2011:

	2012	2011
Long-term debt	$6,091	$6,968
Liabilities subordinated to claims of general creditors	103,396	157,762

Total	$109,487	$164,730

See Notes 8 and 9 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

NOTE 6 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

Equipment, property and improvements as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Land	$18,745	$18,742
Buildings and improvements	793,655	787,714
Equipment, furniture and fixtures	613,568	665,374

Total equipment, property and improvements	1,425,968	1,471,830
Accumulated depreciation and amortization	(888,919)	(892,391)

Equipment, property and improvements, net	$537,049	$579,439

Depreciation and amortization expense on equipment, property and improvements is included in the Consolidated Statements of Income within the communications and data processing, and occupancy and equipment categories.

The Partnership has recorded $516 and $1,371 of accrued costs which are included in equipment, property and improvements in the Consolidated Financial Statements as of December 31, 2012 and 2011, respectively.

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property. This provides for potential property tax benefits over the life of the bonds (generally 10 years). The Partnership is therefore both the bondholder and the debtor / lessee for these properties. The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 7 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2012 and 2011:

	2012	2011
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	595,000

Total lines of credit	$810,000	$990,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (the “2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of December 31, 2012, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. The Partnership’s uncommitted lines of credit were reduced by $180,000 during 2012 from $595,000 to $415,000.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the uncommitted lines of credit as of December 31, 2012 and 2011. In addition, the Partnership did not have any draws against these lines of credits during the years ended December 31, 2012 and 2011.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 8 – LONG-TERM DEBT

Long-term debt as of December 31, 2012 and 2011 is composed of the following:

	2012	2011
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$5,503	$6,500

	$5,503	$6,500

Scheduled annual principal payments, as of December 31, 2012, are as follows:

2013	$1,073
2014	1,153
2015	1,240
2016	1,333
2017	704
Thereafter	—

$5,503

In 2002, the Partnership entered into a $13,100 fixed rate mortgage on a home office building located on its Tempe, Arizona Campus location. The note payable is collateralized by the building, which has a cost of $15,758 and a carrying value of $9,796 as of December 31, 2012.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 9 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of December 31, 2012 and 2011 consist of:

	2012	2011
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$100,000	$150,000

	$100,000	$150,000

Required annual principal payments, as of December 31, 2012, are as follows:

2013	$50,000
2014	50,000
2015	—
2016	—
2017	—
Thereafter	—

$100,000

The capital note agreements contain restrictions which, among other things, require Edward Jones to maintain certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital. As of December 31, 2012, Edward Jones was required, under the note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and regulatory net capital of $156,833. Edward Jones was in compliance with all restrictions as of December 31, 2012 and 2011.

The liabilities subordinated to claims of general creditors are subject to cash subordination agreements approved by Financial Industry Regulatory Authority (“FINRA”) and, therefore, are included in Edward Jones’ computation of net capital under the SEC’s Uniform Net Capital Rule.

In June 2012, the Partnership paid the annual scheduled installment on the 7.33% capital notes in the amount of $50,000.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 10 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of December 31, 2012 and 2011:

	2012	2011
Partner capital issued:
Limited partnership capital	$650,735	$662,226
Subordinated limited partnership capital	283,709	255,414
General partnership capital issued	1,048,067	927,578

Total partner capital issued	1,982,511	1,845,218
Partnership loans outstanding:
General partnership loans outstanding at beginning of period	(86,853)	—
General partnership loans issued during the period	(94,170)	(91,693)
Repayment of general partnership loans during the period	10,759	4,840

Total partnership loans outstanding	(170,264)	(86,853)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,812,247	1,758,365
Reserve for anticipated withdrawals	170,646	147,412

Partnership capital subject to mandatory redemption	$1,982,893	$1,905,777

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the Managing Partner and the executive officers of the Partnership) that require financing for some or all of their partnership capital contributions. Loans made by the Partnership to general partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest paid by general partners in connection with such loans. The outstanding amount of general partner loans financed through the Partnership is reflected as a reduction to total general partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of December 31, 2012 and 2011, the outstanding amount of general partner loans financed through the Partnership amounted to $170,264 and $86,853, respectively. Interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $5,717 and $2,888 for the years ended December 31, 2012 and 2011, respectively.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $49,181, $50,137 and $34,225 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

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

NOTE 11 – NET CAPITAL REQUIREMENTS

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

At December 31, 2012, Edward Jones’ net capital of $711,894 was 34.0% of aggregate debit items and its net capital in excess of the minimum required was $670,072. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items, was 18.5%. Net capital and the related capital percentages may fluctuate on a daily basis.

At December 31, 2012, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $38,488 was $27,567 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of December 31, 2012, with regulatory capital requirements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 12 – INCOME TAXES

The Partnership is treated as such for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of its individual partners. However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2012 and 2011, the Partnership’s tax basis of assets and liabilities exceeds book basis by $82,925 and $129,348, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as such for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2012 and 2011 and is not aware of any tax positions that will significantly change during the next twelve months. Edward Jones is subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which Edward Jones conducts business. In 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. This event is not expected to have a material impact to the Partnership. Tax years prior to 2008 are no longer subject to examination by U.S. federal, state, local or foreign tax authorities.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a Profit Sharing and Deferred Compensation plan covering all eligible employees in the U.S. and a Group Registered Retirement Savings Plan covering all eligible employees in Canada. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. Approximately $133,300, $115,600 and $94,100 were provided by the Partnership for its contributions to the plans for the years ended December 31, 2012, 2011 and 2010, respectively.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 14 – COMMITMENTS

The Partnership leases home office and branch office space under numerous operating leases. Branch offices are leased generally for terms of three to five years. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent and other lease related expenses were $229,300, $227,500, and $218,100 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Partnership’s non-cancelable lease commitments greater than one year as of December 31, 2012, are summarized below:

2013	$129,984
2014	35,871
2015	24,370
2016	17,081
2017	12,634
Thereafter	41,498

$261,438

The Partnership’s annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

In addition to the commitments discussed above, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2012 (see Note 7), as well as would have incurred termination fees of $70,700 as of December 31, 2012 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 15 – CONTINGENCIES

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $4,000 to $51,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

NOTE 16 – SEGMENT INFORMATION

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

The Partnership evaluates the performance of its segments based upon income before allocation to partners as well as income before variable incentive compensation. Variable incentive compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable incentive compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership profitability, as well as the performance of the individual financial advisors at the segment. As such, both income before allocation to partners and income before variable incentive compensation are considered in evaluating segment performance. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets from continuing operations for each segment are provided for informational purposes.

The Canadian segment information as reported in the following table is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Financial information for the Partnership’s reportable segments is presented in the following table for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Financial metrics:
Net revenue:
United States of America	$4,789,850	$4,324,451	$3,939,831
Canada	175,325	185,410	166,945

Total net revenue	$4,965,175	$4,509,861	$4,106,776

Net interest and dividends revenue:
United States of America	$66,912	$57,647	$66,775
Canada	4,314	4,862	3,671

Total net interest and dividends revenue	$71,226	$62,509	$70,446

Pre-variable income (loss):
United States of America	$1,055,550	$855,862	$678,110
Canada	(3,482)	4,189	(10,715)

Total pre-variable income	1,052,068	860,051	667,395
Variable incentive compensation:
United States of America	485,196	366,663	266,100
Canada	11,852	11,605	8,510

Total variable incentive compensation	497,048	378,268	274,610
Income (loss) before allocation to partners:
United States of America	570,354	489,199	412,010
Canada	(15,334)	(7,416)	(19,225)

Total Income before allocation to partners	$555,020	$481,783	$392,785

Capital expenditures:
United States of America	$36,700	$53,219	$90,500
Canada	1,058	1,793	2,494

Total capital expenditures	$37,758	$55,012	$92,994

Depreciation and amortization:
United States of America	$78,226	$88,118	$95,548
Canada	1,922	2,491	2,639

Total depreciation and amortization	$80,148	$90,609	$98,187

Total assets:
United States of America	$12,617,643	$9,158,882	$7,785,698
Canada	424,600	424,704	455,452

Total assets	$13,042,243	$9,583,586	$8,241,150

Non-financial metrics:
Financial Advisors (as of year-end):
United States of America	11,822	11,622	11,980
Canada	641	620	636

Total financial advisors	12,463	12,242	12,616

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 17 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment adviser to the Edward Jones money market funds. The Partnership does not have management responsibility with regard to the adviser. Approximately 0.2%, 0.2% and 0.5% of the Partnership’s total revenues were derived from the interest in the investment adviser to the funds during 2012, 2011 and 2010, respectively.

Edward Jones leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $20,000 for the years ended December 31, 2012, 2011 and 2010. These leases are executed and maintained in the same manner as those entered into with third parties.

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

The Partnership earns interest from general partners who elect to finance a portion or all of their purchase of general partnership interests through loans made available from the Partnership. These partnership loans were first made available to general partners in 2011. The Partnership earned interest of $5,717 and $2,888 for the years ended December 31, 2012 and 2011, respectively, on such partnership loans. The amount of partnership loans for general partner interests outstanding as of December 31, 2012 and 2011 was $170,264 and $86,853, respectively.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 18 – QUARTERLY INFORMATION

(Unaudited)

	2012
	Quarters Ended
	March 30	June 29	September 28	December 31
Total revenue	$1,222,446	$1,230,238	$1,269,435	$1,305,299
Income before allocations to partners	$138,565	$138,962	$130,861	$146,632
Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.42	$27.50	$25.90	$29.02

	2011
	Quarters Ended
	March 25	June 24	September 30	December 31
Total revenue	$1,123,893	$1,169,757	$1,166,777	$1,117,076
Income before allocations to partners	$117,639	$124,397	$115,620	$124,127
Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$25.55	$27.03	$25.11	$26.97

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 22, 2013, the Partnership was composed of 373 general partners, 14,009 limited partners and 297 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, controlling the management and conduct of the Partnership’s business and has the power to admit and dismiss general partners and to fix the proportion of their respective interests in the Partnership. The Managing Partner serves for an indefinite term and may be removed by a majority vote of the Executive Committee or a vote of the general partners holding a majority percentage ownership in the Partnership. If at any time the office of the Managing Partner is vacant, a new Managing Partner is elected by a majority of the Executive Committee. The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to a services agreement.

Executive Committee. The Executive Committee consists of the Managing Partner and the executive officers of the Partnership, which are five to nine general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions including the consideration of partnership compensation, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership. In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner. Throughout 2012, the Executive Committee was comprised of James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Gary D. Reamey, Daniel J. Timm and James A. Tricarico, Jr. Gary D. Reamey retired from the Partnership and stepped down from the Executive Committee at the end of 2012.

The following table is a listing, as of February 22, 2013, of the members of the Executive Committee, each member’s age, year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility. Under terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners at the age of 65. The members’ biographies are below.

		Executive	General	Area of
Name	Age	Committee	Partner	Responsibility
James D. Weddle	59	2005	1984	Managing Partner
Kevin D. Bastien	47	2010	1998	Chief Financial Officer
Brett A. Campbell	54	2006	1993	Client Strategies Group
Norman L. Eaker	56	2005	1984	Firm Administration
Daniel J. Timm	54	2009	1998	Branch Development
James A. Tricarico, Jr.	60	2007	2006	Legal and Compliance

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

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

Brett A. Campbell, Client Strategies Group – Mr. Campbell joined the Partnership in 1984 as a financial advisor and was named a general partner in 1993. He has been responsible for Financial Advisor Training and Branch Development. Today, he is responsible for the Client Strategies Group, which encompasses all of the firm’s products and services as well as the Research department, Investment Banking, Trust Company and Marketing division. Mr. Campbell is a certified public accountant and is a member of the American Institute of CPA’s. Mr. Campbell earned his bachelor degree summa cum laude from Ball State University, and graduated Kellogg Management Institute at Northwestern University.

Norman L. Eaker, Chief Administrative Officer – Mr. Eaker joined the Partnership in 1981 and was named a general partner in 1984. Mr. Eaker has served as the director of Internal Audit and is currently responsible for the Operations, Service, Human Resources and Information Systems divisions. Mr. Eaker graduated from the University of Missouri–St. Louis. Mr. Eaker is a member of the Operations and Technology Steering Committee of the Securities Industry and Financial Markets Association (SIFMA).

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

Management Committee. The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee. As of February 22, 2013, the Management Committee consisted of 19 general partners. The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries. The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership. General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

Audit Committee. The Audit Committee was created by way of the Partnership Agreement. The Audit Committee operates according to its charter adopted by the Executive Committee. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged by the Partnership for the purpose of preparing or issuing an audit report. The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings. In 2012 the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Anthony Damico, who is a general partner responsible for the Internal Audit division, Joseph G. Porter, who is a general partner in the Finance division and Ed Glotzbach, who is an independent member of the committee. Mr. Bastien meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Because Mr. Bastien is a general partner, he would not meet the definition of “independent” under the rules of the NYSE. However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges. General partners on the Audit Committee serve for an indefinite term and may be removed by the Managing Partner.

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long-term business success and related financial performance. The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management. Throughout 2012, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership. As previously disclosed, Gary D. Reamey retired from the Partnership and stepped down from the Executive Committee effective December 31, 2012, bringing the total number of Executive Committee members to six. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the Partnership. In addition the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

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

Audit Committee—responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, overseeing the independent auditors qualifications and independence and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

New Products and Services Committee—responsible for ensuring that all new products and services are aligned with clients’ needs, are consistent with the Partnership’s objectives and strategies, and that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new activities. A new product or service has to be approved by the New Products and Services Committee and the Executive Committee before being offered to clients.

Credit Review Committee—establishes policies governing the Partnership’s client margin accounts. The committee discusses and monitors the risks associated with the Partnership’s client margin practices and current trends in the industry. The committee reviews large client margin balances, the quality of the collateral supporting those accounts, and the credit exposure related to those accounts to minimize potential losses. Any margin loan over $2.5 million is subject to approval by the Chief Financial Officer.

Capital Markets Committee—approves new issue equity offerings and primary fixed income inventory commitments above $10.0 million. The approval is based upon Partnership guidelines and credit quality standards administered by the Partnership’s Product Review department. Additionally, a member of the Capital Markets Committee is responsible both for the hedging strategies employed by the Partnership to reduce inventory risk, and for the communication of those strategies to the Capital Markets Committee.

Finance Risk Committee – reviews the Partnership’s financial liquidity, cash investment portfolio and capital adequacy and assesses major exposures to financial institutions. These exposures include banks in which the Partnership has deposits or on which it depends for funding.

Product Review Department—analyzes proposed new investments prior to them being made broadly available to the Partnership’s clients, and performs ongoing due diligence activities on all products broadly marketed by the Partnership.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

In addition to the committees and department discussed above, each of the Partnership’s divisions also assists the Executive Committee in its ongoing risk management activities through their day-to-day responsibilities.

As part of the financial services industry, the Partnership’s business is subject to inherent risks. As a result, despite its risk management efforts and activities, there can be no absolute assurance that the Partnership will not experience significant unexpected losses due to the realization of certain operational or other risks to which the Partnership is subject. The following discussion highlights the Partnership’s procedures and policies designed to identify, assess, and manage the primary risks of its operations.

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business. The Partnership is exposed to operational risk and its business model is dependent on complex technology systems, and there is a degree of exposure to systems failure. A business continuity planning process has been established to respond to severe business disruptions. The Partnership has established a data center in Tempe, Arizona, that operates as a secondary data center to its primary data center located in St. Louis, Missouri and which is designed to enable the Partnership to maintain service during a system disruption contained to St. Louis. A prolonged interruption of either site might result in a delay in service and substantial costs and expenses. In 2011, the Partnership began re-purposing its secondary data center in Tempe, Arizona in order to be able to operate this facility as a primary data center for processing the most critical systems such that they could run in St. Louis, Missouri or Tempe, Arizona. As of December 31, 2012, this is still in process and is expected to take another two to three years to complete.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership implemented an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit and Compliance divisions investigate reports as they are received. The Internal Audit and Compliance divisions review other Partnership activity to assist in risk identification and other inappropriate activities. In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements to better protect client information.

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

The Partnership purchases and holds securities inventory positions for retail sales to its clients and does not trade those positions for the purpose of generating gains for its own account. To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks. This system requires traders to mark positions to market and to report positions at the trader level, department level and for the Partnership as a whole. There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review. By maintaining an inventory hedging strategy, the Partnership has attempted to avoid material inventory losses or gains in the past (see Note 5 to the Consolidated Financial Statements for further details). The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership. The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

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

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to avoid legal claims or regulatory issues. As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual on site branch audit, to review the financial advisor’s business and competency.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

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

Salary – Each Executive Committee member receives an amount of fixed compensation in the form of salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership’s principal compensation of Executive Committee members is based on general partnership ownership interests in the Partnership and special allocations of net income allocable to general partners, it does not benchmark the compensation of its Executive Committee members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its Executive Committee members. Each Executive Committee member receives a salary generally ranging from $175,000—$250,000 annually.

In addition to base salary, under the Partnership Agreement the Managing Partner has the discretion to allocate an additional $3 million (in the aggregate) in compensation to general partners. In 2012 and 2011 no amounts were allocated by the Managing Partner. However, in 2010, the Managing Partner allocated $0.1 million. None of the Executive Committee members listed in the table below received this allocation in 2010.

Deferred Compensation – Each Executive Committee member is a participant in the Partnership’s profit sharing plan, a qualified deferred compensation plan, which also covers all eligible employees of the Partnership’s subsidiaries. Each Executive Committee member receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually within the discretion of the Partnership and have historically been determined based on approximately twenty-four percent of the Partnership’s net income before allocations to partners. Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings, including their respective allocations of income. The plan is a tax-qualified retirement plan.

PART III

Item 11.	Executive Compensation, continued

Income Allocated to Partners The majority of all general partners’ compensation (including that of the Executive Committee members) comes from the members capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners. Of the Partnership’s net income allocated to general partners, including the Executive Committee members, ninety-two percent is allocable based upon their capital ownership interest in the Partnership. This ownership interest is set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee. Capital ownership interests, as general partners in the Partnership, held by each Executive Committee member ranged from 1.40% to 2.70% in 2012, 1.30% to 2.79% in 2011, and 1.00% to 2.89% in 2010. The remaining eight percent of income allocated to partners is allocable among the general partners, which includes the Executive Committee members, based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee. None of the Executive Committee members listed in the table below received this 8% allocation in 2012, 2011 or 2010.

PART III

Item 11.	Executive Compensation, continued

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2012 (including respective income allocation).

	Year	Salaries	Deferred Compen- sation	Income Allocated to Partners (1)	Other Compensation		Total
James D. Weddle	2012	$250,000	$11,475	$10,863,819	$—		$11,125,294
CEO	2011	250,000	10,609	9,552,406	—		9,813,015
	2010	250,000	9,849	8,491,878	—		8,751,727
Kevin D. Bastien	2012	$175,000	$11,475	$6,255,984	$—		$6,442,459
CFO	2011	175,000	10,609	5,057,572	—		5,243,181
	2010	175,000	9,849	3,908,027	—		4,092,876
Gary D. Reamey	2012	$175,000	$11,475	$9,133,509	$1,125,135	(3)	$10,445,119
General Partner -	2011	175,000	10,609	8,346,374	386,249	(4)	8,918,232
Canadian Operations (2)	2010	175,000	9,849	7,482,205	383,181	(5)	8,050,235
Norman L. Eaker	2012	$175,000	$11,475	$9,237,983	$—		$9,424,458
General Partner -	2011	175,000	10,609	8,058,963	—		8,244,572
Firm Administration	2010	175,000	9,849	7,035,541	—		7,220,390
Brett A. Campbell	2012	$175,000	$11,475	$9,095,065	$—		$9,281,540
General Partner -	2011	175,000	10,609	7,923,529	—		8,109,138
Client Strategies Group	2010	175,000	9,849	6,905,160	—		7,090,009

(1)	Income Allocated to Partners includes earnings from general partner interests and any subordinated limited partnership or limited partnership investment in the Partnership.
(2)

Effective January 1, 2012, David L. Lane assumed responsibility as leader of Canadian Operations from Mr. Reamey, who remained with the Partnership as a member of the Executive Committee and a senior partner through 2012 when he retired from the Partnership.

(3)	Related to Mr. Reamey’s assignment in Canada, amount includes cost of living adjustment of $34,920, housing allowance of $56,315 and tax equalization reimbursement of $1,033,900.
(4)	Related to Mr. Reamey’s assignment in Canada, amount includes cost of living adjustment of $35,903, housing allowance of $57,901 and tax equalization reimbursement of $292,445.
(5)	Related to Mr. Reamey’s assignment in Canada, amount includes cost of living adjustment of $34,051, housing allowance of $54,913 and tax equalization reimbursement of $294,217.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

In connection with the Partnership’s outstanding limited and subordinated limited partnership interests (which are in each case non-voting securities), 321 of the general partners also own limited partnership interests and 48 of the general partners also own subordinated limited partnership interests, as noted in the table below. No person is the beneficial owner of more than 2.5% of the Partnership’s general partner interests.

As of February 22, 2013:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Owner	% of Class
Limited Partnership Interests	All General Partners as a Group	$47,766,100	7%
Subordinated Limited Partnership Interests	All General Partners as a Group	$78,060,396	26%

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Partnership leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $20.0 million for the years ended December 31, 2012, 2011 and 2010. These leases are executed and maintained in the same manner as those entered into with third parties.

In 2011, the Partnership began making loans available to those general partners (other than members of the Executive Committee) that desire financing for some or all of their new purchases of individual partnership interests. See the Liquidity section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Policy for Review and Approval of Transactions with Related Persons

The Partnership’s policy with respect to related person transactions applies to transactions, arrangements and relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of Regulation S-K in which the aggregate amount involved exceeds $120,000 in any calendar year, and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, the term ‘‘related person’’ is defined in SEC Regulation S-K 404(a) ‘‘Transactions with related persons, promoters and certain control persons’’.

Under the policy, the Partnership’s CFO or General Counsel will determine whether a transaction meets the requirements of a related person transaction pursuant to Regulation S-K 404(a) requiring approval by the Audit Committee. Transactions that fall within the definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interest of the Partnership. If the Partnership’s CFO or General Counsel becomes aware of an existing transaction with a related person which has not been approved under this policy, the matter will be referred to the Audit Committee. The Audit Committee will evaluate all options available, including ratification, revision or termination of such transaction.

There are two contracts as well as three family relationship agreements in place as of December 31, 2012 that meet the requirement of a related person transaction pursuant to SEC Regulation S-K 404(a). These contracts were subject to review by appropriate areas within the Partnership, including the Partnership’s Finance and Legal areas prior to execution.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence, continued

Touch of Class, Inc.

On July 28, 2008, the Partnership entered into a five year master vendor agreement with Touch of Class, Inc. to provide artwork in the Partnership’s branch offices. This agreement was amended as of August 1, 2012 to extend the agreement through July 31, 2015. Touch of Class, Inc. is 100% owned by Shelia Timm and Eric Timm, spouse and son, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee. The total amount paid to Touch of Class, Inc. in 2012 was approximately $190,000.

Cassidy Turley

On September 1, 2004, the Partnership entered into two agreements with Cassidy Turley, one to manage the Partnership’s branch office leases and one to manage the Partnership’s home office facilities. Each agreement was for a term of five years. On May 3, 2010 each agreement was amended and extended for a period of five years. Cassidy Turley is a leading commercial real estate services provider with more than 3,700 professionals in more than 60 offices across the country. Lyle Gilbertson, a principal of Cassidy Turley, is the brother-in-law of Norman L. Eaker, a member of the Partnership’s Executive Committee. The total amount paid to Cassidy Turley in 2012 was approximately $10 million.

Family Relationships

The Partnership has an anti-nepotism policy in the home office. However, the Partnership encourages the recruitment of family and friends to be financial advisors and branch office administrators. As such, it is very common for family members to be employed by the Partnership and paid consistent with the compensation programs provided to other financial advisors and branch office administrators of the Partnership. The following summarizes Family Relationships with members of the Partnership’s Executive Committee.

Brett A. Campbell, a member of the Partnership’s Executive Committee, has a brother, Robert Campbell, who was employed by the Partnership as a financial advisor during 2012 (and presently). Mr. Campbell earned approximately $590,000 in compensation during 2012 and has been employed by the Partnership for 32 years. The compensation program under which Mr. Campbell is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was employed by the Partnership as a financial advisor during 2012 (and presently). Ms. Renk earned approximately $390,000 in compensation during 2012 and has been employed by the Partnership for 18 years. The compensation program under which Ms. Renk is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

James D. Weddle, a member of the Partnership’s Executive Committee, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2012 (and presently). Mr. Selner earned approximately $240,000 in compensation during 2012 and has been employed by the Partnership for seven years. The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

(Dollars in thousands)	2012	2011
Fees paid by the Partnership:
Audit fees	$2,320	$2,228
Audit-related fees (1)	970	931
Tax fees (2)	29	572
Other (3)	927	100

Total fees	$4,246	$3,831

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and consultation on tax matters, and other tax planning and advice.
(3)	Other consists of fees for advisory services primarily related to potential enhancements to certain service offerings.

The Audit Committee pre-approved all audit and non-audit related services in fiscal year 2012 and 2011. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	66

		Report of Independent Registered Public Accounting Firm	67

		Consolidated Statements of Financial Condition as of December 31, 2012 and 2011	69

		Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	70

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2012, 2011 and 2010	71

		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	72

		Notes to Consolidated Financial Statements	73

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2012 and 2011	115

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2012, 2011 and 2010	116

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	117

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
April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle James D. Weddle	Managing Partner (Principal Executive Officer)	April 1, 2013

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

PART IV

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Exhibit Number		Description

3.1	*

Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 26, 2010.

3.2	**	Ninth Amendment of Eighteenth Restated Certificate of Limited Partnership.

10.1	*

Note Purchase Agreement by Edward D. Jones & Co., L.P., for $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

10.2	*

Ordinance No. 24,183 relating to certain existing Agreement entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Des Peres Project) approved November 12, 2009, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.3	*

Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.4	*

Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.5	*

Share Purchase Agreement between Edward D. Jones & Co., L.P. and Towry Law Finance Company Limited, dated October 22, 2009, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.6	*	Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $395,000,000 revolving line of credit, dated March 18, 2011.

10.7	*

Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

21	**	Subsidiaries of the Registrant

23.1	**	Consent of Independent Registered Public Accounting Firm, filed herewith.

PART IV

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2012, continued

Exhibit Number		Description

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*

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

PART II

Exhibit Index to Annual Report on Form 10-K for the Year Ended December 31, 2012, continued

*	Incorporated by reference to previously filed exhibits.

**	Filed herewith.

***

Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$285,384	$149,826
Investment securities	12,576	15,224
Investment in subsidiaries	1,673,619	1,729,936
Other assets	11,699	11,150

TOTAL ASSETS	$1,983,278	$1,906,136

LIABILITIES:
Accounts payable and accrued expenses	$385	$359
Partnership capital subject to mandatory redemption	1,982,893	1,905,777

TOTAL LIABILITIES	$1,983,278	$1,906,136

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
NET REVENUE
Subsidiary earnings	$548,308	$482,926	$394,861
Management fee income	78,016	78,485	62,438
Other	8,606	1,166	1

Total revenue	634,930	562,577	457,300
Interest expense	49,194	50,231	34,227

Net revenue	585,736	512,346	423,073

OPERATING EXPENSES
Compensation and benefits	28,836	28,348	28,203
Payroll and other taxes	256	151	316
Other operating expenses	1,624	2,064	1,769

Total operating expenses	30,716	30,563	30,288

INCOME BEFORE ALLOCATIONS TO PARTNERS	$555,020	$481,783	$392,785
Allocations to partners	(555,020)	(481,783)	(392,785)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	555,020	481,783	392,785
Changes in assets and liabilities:
Investment securities	2,648	(15,224)	—
Investment in subsidiaries	56,317	(136,358)	(132,000)
Other assets	(549)	(1,287)	(353)
Accounts payable and accrued expenses	26	(1,292)	(6,840)

Net cash provided by operating activities	613,462	327,622	253,592

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	45,121	270,839	35,984
Redemption of partnership interests	(99,170)	(97,191)	(60,591)
Withdrawals and distributions from partnership capital	(434,614)	(359,467)	(230,017)
Repayment of general partnership loans	10,759	4,840	—

Net cash used in financing activities	(477,904)	(180,979)	(254,624)

Net increase (decrease) in cash and cash equivalents	135,558	146,643	(1,032)
CASH AND CASH EQUIVALENTS:
Beginning of year	149,826	3,183	4,215

End of year	$285,384	$149,826	$3,183

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.