Form 10-Q
period 2013-03-29
JONES FINANCIAL COMPANIES LLLP
filed 2013-05-13
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of April 26, 2013, 646,728 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)	March 29, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$377,538	$600,936
Cash and investments segregated under federal regulations	7,596,753	7,714,642
Securities purchased under agreements to resell	614,179	1,092,586
Receivable from:
Clients	2,229,098	2,266,874
Brokers, dealers and clearing organizations	147,531	189,119
Mutual funds, insurance companies and other	434,356	355,507
Securities owned, at fair value:
Inventory securities	148,571	74,552
Investment securities	114,518	111,904
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	541,444	537,049
Other assets	91,483	99,074

TOTAL ASSETS	$12,295,471	$13,042,243

LIABILITIES:
Payable to:
Clients	$9,429,756	$10,075,684
Brokers, dealers and clearing organizations	137,239	65,477
Securities sold, not yet purchased, at fair value	4,861	22,327
Accrued compensation and employee benefits	565,423	665,509
Accounts payable and accrued expenses	150,052	124,850
Long-term debt	5,242	5,503

	10,292,573	10,959,350

Liabilities subordinated to claims of general creditors	100,000	100,000
Contingencies (Note 8)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,777,143	1,812,247
Reserve for anticipated withdrawals	125,755	170,646

Total partnership capital subject to mandatory redemption	1,902,898	1,982,893

TOTAL LIABILITIES	$12,295,471	$13,042,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per unit information and units outstanding)	March 29, 2013	March 30, 2012
Revenue:
Trade revenue
Commissions	$539,472	$480,621
Principal transactions	26,871	45,301
Investment banking	27,188	29,074

Total trade revenue	593,531	554,996
Fee revenue
Asset-based	570,327	482,329
Account and activity	138,694	140,568

Total fee revenue	709,021	622,897
Interest and dividends	32,459	32,308
Other revenue	15,650	12,245

Total revenue	1,350,661	1,222,446
Interest expense	15,163	16,124

Net revenue	1,335,498	1,206,322

Operating expenses:
Compensation and benefits	887,060	780,656
Occupancy and equipment	89,414	89,812
Communications and data processing	73,241	71,164
Payroll and other taxes	57,860	52,650
Advertising	16,637	12,542
Postage and shipping	12,937	12,381
Clearance fees	3,344	3,447
Other operating expenses	46,226	45,105

Total operating expenses	1,186,719	1,067,757

Income before allocations to partners	148,779	138,565

Allocations to partners:
Limited partners	17,339	18,110
Subordinated limited partners	16,504	15,668
General partners	114,936	104,787

Net Income	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$26.72	$27.42

Weighted average $1,000 equivalent limited partnership units outstanding	648,915	660,467

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

THREE MONTHS ENDED MARCH 29, 2013 AND MARCH 30, 2012

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	34,959	98,703	133,662
Redemption of partnership interests	(2,725)	(937)	(66,188)	(69,850)
Income allocated to partners	18,110	15,668	104,787	138,565
Distributions	(24)	(665)	(4,119)	(4,808)

Total partnership capital, including capital financed with partnership loans	677,587	304,439	1,060,761	2,042,787

Partnership loans outstanding, March 30, 2012	—	—	(174,856)	(174,856)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 30, 2012	$677,587	$304,439	$885,905	$1,867,931

Reserve for anticipated withdrawals	(18,086)	(15,003)	(76,567)	(109,656)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 30, 2012	$659,501	$289,436	$809,338	$1,758,275
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2012	$695,558	$302,908	$984,427	$1,982,893

Reserve for anticipated withdrawals	(44,823)	(19,199)	(106,624)	(170,646)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2012	$650,735	$283,709	$877,803	$1,812,247

Partnership loans outstanding, December 31, 2012	—	—	170,264	170,264

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2012	650,735	283,709	1,048,067	1,982,511
Issuance of partnership interests	—	30,822	101,158	131,980
Redemption of partnership interests	(2,898)	(9,191)	(91,811)	(103,900)
Income allocated to partners	17,339	16,504	114,936	148,779
Distributions	(24)	(690)	(6,450)	(7,164)

Total partnership capital, including capital financed with partnership loans	665,152	321,154	1,165,900	2,152,206

Partnership loans outstanding, March 29, 2013	—	(165)	(249,143)	(249,308)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, March 29, 2013	$665,152	$320,989	$916,757	$1,902,898

Reserve for anticipated withdrawals	(17,315)	(15,814)	(92,626)	(125,755)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 29, 2013	$647,837	$305,175	$824,131	$1,777,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 29, 2013	March 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income before allocations to partners	148,779	138,565
Depreciation and amortization	19,620	20,511

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	117,889	(800,955)
Securities purchased under agreements to resell	478,407	(157,919)
Net payable to clients	(608,152)	684,291
Net receivable from brokers, dealers and clearing organizations	113,350	28,283
Receivable from mutual funds, insurance companies and other	(78,849)	(75,269)
Securities owned, net	(94,099)	(17,914)
Other assets	7,591	12,421
Accrued compensation and employee benefits	(100,086)	(21,865)
Accounts payable and accrued expenses	25,036	(9,816)

Net cash provided by (used in) operating activities	29,486	(199,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(23,849)	(7,960)

Net cash used in investing activities	(23,849)	(7,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(261)	(243)
Issuance of partnership interests (net of partnership loans)	38,355	41,332
Redemption of partnership interests	(103,900)	(69,850)
Distributions from partnership capital	(177,810)	(152,220)
Issuance of partnership loans	(11,203)	—
Repayment of partnership loans	25,784	4,327

Net cash used in financing activities	(229,035)	(176,654)

Net decrease in cash and cash equivalents	(223,398)	(384,281)
CASH AND CASH EQUIVALENTS:
Beginning of period	600,936	819,506

End of period	$377,538	$435,225

Cash paid for interest	$13,235	$13,303

Cash paid for taxes	$1,640	$523

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$350	$697

Issuance of general partnership interests through partnership loans in current period	$93,625	$92,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the three month periods ended February 28, 2013 and February 29, 2012 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States of America (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month periods ended March 29, 2013 and March 30, 2012, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three month period ended March 29, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”).

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

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in over-the-counter corporate obligations, municipal obligations, government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit.

Investment banking revenue is derived from the Partnership’s distribution of unit investment trusts, corporate and municipal obligations and government sponsored enterprise obligations.

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

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans, inventory securities and investment securities.

The Partnership derived from one mutual fund vendor 20% and 19% of its total revenue for the three month periods ended March 29, 2013 and March 30, 2012, respectively. All of the revenue generated from this vendor related to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended March 29, 2013 and December 31, 2012. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of March 29, 2013
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$1,307,680	$—	$—	$1,307,680
Certificates of deposit	—	225,000	—	225,000

Total investments segregated under federal regulations	$1,307,680	$225,000	$—	$1,532,680

Securities owned:
Inventory securities:
State and municipal obligations	$—	$105,999	$—	$105,999
Equities	30,367	—	—	30,367
Certificates of deposit	—	4,955	—	4,955
Corporate bonds and notes	—	4,779	—	4,779
Collateralized mortgage obligations	—	1,612	—	1,612
Government and agency obligations	796	—	—	796
Unit investment trusts	63	—	—	63

Total inventory securities	$31,226	$117,345	$—	$148,571

Investment securities:
Mutual funds	$90,063	$—	$—	$90,063
Government and agency obligations	17,047	—	—	17,047
Equities	6,416	—	—	6,416
Corporate bonds and notes	—	806	—	806
Collateralized mortgage obligations	—	172	—	172
State and municipal obligations	—	14	—	14

Total investment securities	$113,526	$992	$—	$114,518

	Financial Liabilities at Fair Value as of March 29, 2013
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$2,105	$—	$2,105
Equities	1,315	—	—	1,315
State and municipal obligations	—	955	—	955
Certificates of deposit	—	288	—	288
Government and agency obligations	102	—	—	102
Unit investment trusts	73	—	—	73
Collateralized mortgage obligations	—	23	—	23

Total securities sold, not yet purchased	$1,490	$3,371	$—	$4,861

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations
U.S. treasuries	$1,006,928	$—	$—	$1,006,928
Certificates of deposit	—	100,000	—	100,000

Total investments segregated under federal regulations	$1,006,928	$100,000	$—	$1,106,928

Securities owned:
Inventory securities:
State and municipal obligations	$—	$46,705	$—	$46,705
Equities	17,845	—	—	17,845
Certificates of deposit	—	4,236	—	4,236
Corporate bonds and notes	—	3,183	—	3,183
Collateralized mortgage obligations	—	1,417	—	1,417
Government and agency obligations	1,036	—	—	1,036
Unit investment trusts	130	—	—	130

Total inventory securities	$19,011	$55,541	$—	$74,552

Investment securities:
Mutual funds	$89,743	$—	$—	$89,743
Government and agency obligations	14,678	—	—	14,678
Equities	6,184	—	—	6,184
Corporate bonds and notes	—	810	—	810
State and municipal obligations	—	305	—	305
Collateralized mortgage obligations	—	184	—	184

Total investment securities	$110,605	$1,299	$—	$111,904

	Financial Liabilities at Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Mutual funds	$12,014	$—	$—	$12,014
Equities	5,133	—	—	5,133
Certificates of deposit	—	2,774	—	2,774
Corporate bonds and notes	—	1,492	—	1,492
State and municipal obligations	—	588	—	588
Government and agency obligations	202	—	—	202
Unit investment trusts	112	—	—	112
Collateralized mortgage obligations	—	12	—	12

Total securities sold, not yet purchased	$17,461	$4,866	$—	$22,327

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold will fluctuate on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized in principal transactions revenue. The notional amount of futures contracts outstanding were $8,500 and $2,000 at March 29, 2013 and December 31, 2012, respectively. The average notional amount of futures contracts outstanding throughout the three month period ended March 29, 2013 and the year ended December 31, 2012 were approximately $7,000 and $4,700, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment gains of $9 and $7 are included in the Consolidated Statements of Financial Condition as of March 29, 2013 and December 31, 2012, respectively. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income, was a loss of $220 and a gain of $122 for the three month periods ended March 29, 2013 and March 30, 2012, respectively. These gains and losses are reflected as a component of net inventory gains, which are included in principal transactions revenue on the Partnership’s Consolidated Statements of Income.

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

	March 29, 2013	December 31, 2012
Long-term debt	$5,740	$6,091
Liabilities subordinated to claims of general creditors	104,136	103,396

Total	$109,876	$109,487

See Notes 4 and 5 for carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 29, 2013	December 31, 2012
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	415,000

Total lines of credit	$810,000	$810,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has a maturity date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one month LIBOR rate plus 1.00%. In accordance with the terms of the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of March 29, 2013, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the uncommitted lines of credit as of March 29, 2013 and December 31, 2012. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 29, 2013 and December 31, 2012, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	March 29, 2013	December 31, 2012
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$5,242	$5,503

	$5,242	$5,503

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	March 29, 2013	December 31, 2012
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$100,000	$100,000

	$100,000	$100,000

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	March 29, 2013	December 31, 2012
Partner capital outstanding:
Limited partnership capital	$647,837	$650,735
Subordinated limited partnership capital	305,340	283,709
General partnership capital	1,073,274	1,048,067

Total partner capital outstanding	2,026,451	1,982,511

Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(170,264)	(86,853)
Partnership loans issued during the period	(104,828)	(94,170)
Repayment of partnership loans during the period	25,784	10,759

Total partnership loans outstanding	(249,308)	(170,264)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,777,143	1,812,247

Reserve for anticipated withdrawals	125,755	170,646

Partnership capital subject to mandatory redemption	$1,902,898	$1,982,893

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

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership, as indicated in the previous table. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved and liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Partnership’s Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of March 29, 2013 and December 31, 2012, the outstanding amount of partner loans financed through the Partnership amounted to $249,308 and $170,264, respectively. Interest income from these loans, which is included in interest and dividends in the Partnership’s Consolidated Statements of Income, was $1,985 and $1,426 for the three month periods ended March 29, 2013 and March 30, 2012, respectively. Partnership loans issued during the three month period ended March 29, 2013 consisted of $93,625 related to new capital contributions and $11,203 of partnership loans issued in connection with paying off bank loans, as further discussed below.

Effective January 18, 2013, there are no longer partnership administered bank loans related to capital contributions of general or subordinated limited partners due to the fact that the Partnership paid, through earnings on behalf of the general and subordinated limited partners, the $35,393 outstanding on these bank loans on January 18, 2013, prior to their original one-year maturity date of February 22, 2013. In connection with this payoff, the Partnership issued $11,203 of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) that require financing will be financed through partnership loans.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,166 and $12,384 for the three month periods ended March 29, 2013 and March 30, 2012, respectively. These amounts are included as a component of interest expense in the Partnership’s Consolidated Statements of Income.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

At March 29, 2013, Edward Jones’ net capital of $706,493 was 34.4% of aggregate debit items and its net capital in excess of the minimum required was $665,455. Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items, was 21.0%. Net capital and the related capital percentages may fluctuate on a daily basis.

At March 29, 2013, the Partnership’s Canadian broker-dealer’s regulatory risk adjusted capital of $37,187 was $30,923 in excess of the capital required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”). In addition, EJTC was in compliance, as of March 29, 2013, with its regulatory capital requirements.

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $3,500 to $36,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements of the Partnership’s Annual Report. Financial information about the Partnership’s reportable segments is presented in the following table. For the computation of its segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canadian operations to the Canadian segment.

The Partnership evaluates the performance of its segments based upon income before allocation to partners as well as income before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership profitability, as well as the performance of the individual financial advisors at the segment. As such, both income before allocation to partners and income before variable compensation are considered in evaluating segment performance.

The Canadian segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canadian segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Financial information for the Partnership’s reportable segments is presented in the following table:

	Three Months Ended
	March 29, 2013	March 30, 2012
Net revenue:
United States of America	$1,283,509	$1,162,555
Canada	51,989	43,767

Total net revenue	$1,335,498	$1,206,322

Pre-variable income (loss):
United States of America	$281,034	$245,139
Canada	2,978	(1,097)

Total pre-variable income	284,012	244,042

Variable compensation:
United States of America	131,234	102,905
Canada	3,999	2,572

Total variable compensation	135,233	105,477

Income (loss) before allocation to partners:
United States of America	149,800	142,234
Canada	(1,021)	(3,669)

Total income before allocation to partners	$148,779	$138,565

NOTE 10 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to establish requirements for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Partnership’s Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data of the Partnership’s Annual Report.

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

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month periods ended March 29, 2013 and March 30, 2012. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Revenue:
Trade revenue:
Commissions	$539.5	$480.6	12%
Principal transactions	26.9	45.3	-41%
Investment banking	27.2	29.1	-7%

Total trade revenue	593.6	555.0	7%

% of net revenue	44%	46%
Fee revenue:
Asset-based	570.3	482.3	18%
Account and activity	138.7	140.6	-1%

Total fee revenue	709.0	622.9	14%

% of net revenue	53%	52%
Net interest and dividends	17.3	16.2	7%
Other revenue	15.6	12.2	28%

Net revenue	1,335.5	1,206.3	11%
Operating expenses	1,186.7	1,067.7	11%

Income before allocations to partners	$148.8	$138.6	7%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$26.2	$23.6	11%
Advisory programs ($ billions)	$5.0	$3.0	67%
Client households at period end (millions)	4.54	4.49	1%
Net new assets for the period end ($ billions)	$11.4	$8.2	39%
Client assets under care:
Total:
At period end ($ billions)	$707.7	$633.8	12%
Average ($ billions)	$689.4	$623.8	11%
Advisory programs:
At period end ($ billions)	$96.3	$76.9	25%
Average ($ billions)	$92.6	$73.8	25%
Financial advisors:
At period end	12,586	12,202	3%
Average	12,512	12,194	3%
Attrition %	9.9%	13.3%	n/a
Dow Jones Industrial Average:
At period end	14,579	13,212	10%
Average for period	13,994	12,846	9%
S&P 500 Index:
At period end	1,569	1,408	11%
Average for period	1,514	1,349	12%

(1)

Client dollars invested, related to trade revenue, includes the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represents the net inflow s of client dollars into the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Year to Date 2013 versus 2012 Overview

The Partnership experienced improved financial results during the first quarter of 2013 as compared to 2012, which was attributable to market appreciation of asset values as well as continued investment of client dollars into its advisory programs and the resulting increase in fee revenue. The Partnership’s benefit from improved market conditions is the result of the 12% increase in the daily average S&P 500 Index and the 9% increase in the daily average Dow Jones Industrial Average.

The Partnership’s key performance measures were relatively strong during the first quarter of 2013. Average client assets under care grew 11% to $689.4 billion, which included a 25% increase in the advisory programs’ average assets under care to $92.6 billion. In addition, client dollars invested relating to trade revenue were up 11% and net new assets increased 39%.

For the first quarter of 2013, net revenue of $1.3 billion increased 11% over the first quarter of 2012. This increase was driven by a 14% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. These factors also contributed to a changing composition of net revenue, which was 44% trade and 53% fee revenue in the first quarter of 2013, compared to 46% trade and 52% fee revenue in the first quarter of 2012.

Operating expenses increased 11% in the first quarter of 2013 compared to 2012, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation due to the increase in the Partnership’s profitability.

The impact of both net revenues and operating expenses increasing 11% resulted in a 7% increase in income before allocations to partners of $148.8 million.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 29, 2013 AND MARCH 30, 2012

The discussion below details the significant fluctuations and the drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 7% to $593.6 million during the three month period ended March 29, 2013 compared to the three month period ended March 30, 2012. The increase in trade revenue for the first quarter of 2013 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested, as well as the impact of two fewer U.S. business days in the first quarter of 2013 compared to the first quarter of 2012. A discussion specific to each component of trade revenue follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Commissions revenue ($ millions):
Mutual funds	$311.7	$250.2	25%
Equities	142.4	132.5	7%
Insurance	85.4	97.9	-13%

Total commissions revenue	$539.5	$480.6	12%

Related metrics:
Client dollars invested ($ billions)	$22.1	$19.0	16%
Margin per $1,000 invested	$24.40	$25.30	-4%
U.S. business days	60	62	-3%

For the first quarter of 2013, commissions revenue increased 12% to $539.5 million compared to the first quarter of 2012. The increase was primarily due to a 16% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and the fact that clients are continuing to reinvest their dollars from maturing fixed income products into mutual fund and equity products. This increase was partially offset by a 4% decrease in the margin per $1,000 invested caused by a decreased margin earned on mutual fund products caused by an increase in the average trade size, which led to lower sales charges, thus lower margins.

Principal Transactions

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Principal transactions revenue ($ millions):
State and municipal obligations	$21.1	$32.9	-36%
Corporate bonds and notes	3.9	5.1	-24%
Certificates of deposit	2.1	3.1	-32%
Government and agency obligations	0.8	1.0	-20%
Unit investment trusts	0.5	2.3	-78%
Collateralized mortgage obligations	0.3	0.6	-50%
Net inventory (loss) gain	(1.8)	0.3	-700%

Total principal transactions revenue	$26.9	$45.3	-41%

Related metrics:
Client dollars invested ($ billions)	$2.9	$3.6	-19%
Margin per $1,000 invested	$9.80	$12.60	-22%
U.S. business days	60	62	-3%

For the first quarter of 2013, principal transactions revenue decreased 41% to $26.9 million compared to the first quarter of 2012, with decreases in all products that generate principal transactions revenue. The most notable decrease was in revenue from state and municipal obligations due to political uncertainty surrounding the tax exemption status which led to decreased demand by investors. The weak tax-free market and increased inventory in state

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

and municipal obligations resulted in a net inventory loss in the first quarter of 2013. Overall, principal transactions revenue was negatively impacted by both the continued low interest rate environment and improvement in equity market conditions, which led clients to reinvest their dollars from maturing fixed income products into mutual fund and equity products, evidenced by the 19% decrease in client dollars invested in the first quarter of 2013 compared to the first quarter of 2012. Additionally, margins per $1,000 invested decreased 22% in 2013 as client investments shifted in the current period towards products that result in principal transactions revenue with shorter maturities, which have lower margins.

Investment Banking

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Investment banking revenue ($ millions):
Distribution	$26.1	$27.7	-6%
Underwriting	1.1	1.4	-21%

Total investment banking revenue	$27.2	$29.1	-7%

Related metrics:
Client dollars invested ($ billions)	$1.1	$1.1	0%
Margin per $1,000 invested	$24.20	$27.50	-12%
U.S. business days	60	62	-3%

For the first quarter of 2013, investment banking revenue decreased 7% to $27.2 million compared to the first quarter of 2012. The decrease in investment banking revenue was primarily due to a 12% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue increased 14% to $709.0 million in the first quarter of 2013 compared to the same period in 2012. A discussion specific to each component of fee revenue follows.

Asset-based

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$303.2	$245.3	24%
Service fees	220.2	194.3	13%
Revenue sharing	36.5	33.6	9%
Trust fees	7.7	6.6	17%
Cash solutions	2.7	2.5	8%

Total asset-based fee revenue	$570.3	$482.3	18%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$350.3	$312.0	12%
Advisory programs	92.6	73.8	25%
Insurance	58.4	53.0	10%
Cash solutions	19.8	18.1	9%

Total client asset values	$521.1	$456.9	14%

(1)

Assets on which the Partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 97% of consolidated asset-based fee revenue for the three month periods ended March 29, 2013 and March 30, 2012.

For the first quarter of 2013, asset-based fee revenue increased 18% to $570.3 million primarily due to increases in advisory program fees and service fees. Advisory program fee revenue increased primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs. A majority of client assets held in the advisory programs were converted from other client investments previously held with the Partnership. Service fees revenue increased in the first quarter of 2013 primarily due to increases in market value of the underlying assets.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$82.2	$79.1	4%
Retirement account fees	29.9	33.7	-11%
Other account and activity fees	26.6	27.8	-4%

Total account and activity fee revenue	$138.7	$140.6	-1%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	19.1	18.0	6%
Retirement accounts	4.0	3.8	5%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

For the first quarter of 2013, account and activity fee revenue decreased 1% to $138.7 million compared to the first quarter of 2012, primarily due to decreases in revenue from retirement account fees and other account and activity fees, partially offset by an increase in revenue from sub-transfer agent services. Retirement account fees decreased due to more client accounts reaching the asset level at which fees are waived. Effective January 1, 2013, the Partnership reduced the asset level on which retirement account fees and certain other account activity fees are waived, resulting in a decrease in retirement account fees. This change is not expected to have a material impact on the Partnership’s financial results. Other account and activity fees decreased primarily due to decreases in various other types of fees including mortgage revenue, revenue related to banking services and other transaction fees. Sub-transfer agent services increased primarily due to increases in the number of average client holdings serviced.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$25.9	$27.9	-7%
Short-term investing interest	3.7	2.1	76%
Other interest and dividends	2.8	2.3	22%
Limited partnership interest expense	(12.2)	(12.4)	-2%
Other interest expense	(2.9)	(3.7)	-22%

Total net interest and dividends revenue	$17.3	$16.2	7%

Related metrics ($ millions):
Average aggregate client loan balance	$2,099.0	$2,189.7	-4%
Average rate earned	5.11%	5.18%	-1%
Average funds invested	$8,411.0	$5,516.2	52%
Average rate earned	0.18%	0.15%	20%
Weighted average $1,000 equivalent limited partnership units outstanding	648,915	660,467	-2%

Net interest and dividends revenue increased 7% in the first quarter of 2013 to $17.3 million primarily due to an increase in short-term investing interest and a decrease in other interest expense, partially offset by a decrease in interest income from client loans. Other interest expense decreased in 2013 primarily due to lower average debt balances during the current period the result of debt repayments in 2012. Interest income from client loans decreased primarily due to a decrease in average aggregate client loans and the average rate earned.

Interest income from short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 76% in the first quarter of 2013 primarily due to an increase in the average funds invested on these types of investments as well as the average rate earned. The related average funds invested increased 52% and included $7.6 billion of cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients under SEC rule 15c3-3, compared to $4.8 billion in the first quarter of 2012. The average rate earned on total funds invested increased from 15% to 0.18%. See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue increased 28% to $15.6 million in the first quarter of 2013 compared to the same period in 2012. The increase is primarily attributable to the receipt of $4.0 million related to the dissolution of the Partnership’s mortgage joint venture arrangement recognized in March 2013. Effective January 12, 2013, the Partnership’s mortgage joint venture no longer accepted applications for new loans. Effective April 12, 2013, the Partnership’s mortgage joint venture discontinued all operations.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor	$518.9	$450.6	15%
Home office & branch	233.0	224.6	4%
Variable compensation	135.2	105.5	28%

Total compensation and benefits	887.1	780.7	14%
Occupancy and equipment	89.4	89.8	0%
Communications and data processing	73.3	71.2	3%
Payroll and other taxes	57.9	52.7	10%
Advertising	16.6	12.5	33%
Postage and shipping	12.9	12.4	4%
Clearance fees	3.3	3.4	-3%
Other operating expenses	46.2	45.1	2%

Total operating expenses	$1,186.7	$1,067.8	11%

Related metrics:
Number of branches
At period end	11,434	11,405	0%
Average	11,417	11,404	0%
Financial advisors:
At period end	12,586	12,202	3%
Average	12,512	12,194	3%
Branch employees(1):
At period end	13,459	13,344	1%
Average	13,417	13,009	3%
Home office employees(1):
At period end	5,086	4,942	3%
Average	5,084	4,932	3%
Home office employees(1) per
100 financial advisors (average)	40.6	40.4	0%
Branch employees(1) per 100 financial advisors (average)	107.2	106.7	0%

Average operating expenses per financial advisor(2)	$46,046	$44,074	4%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represents total operating expenses less financial advisor and variable compensation.

Operating expenses increased 11% in the first quarter of 2013 to $1.2 billion primarily due to a 14% increase in compensation and benefits resulting from increases in financial advisor compensation, variable compensation and home office and branch salary and fringe benefit expense (described below). The remaining operating expenses increased 4% ($12.5 million) primarily due to a 10% increase in payroll and other taxes as a result of increases in compensation and a 33% increase in advertising expenses due to planned acceleration of brand advertising during the first quarter of 2013 as compared to the first quarter of 2012.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation (excluding financial advisor salary and subsidy and variable compensation) increased 12% ($50.5 million) in the first quarter of 2013 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 69% ($17.8 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in the programs.

Home office and branch salary and fringe benefit expense increased 4% ($8.4 million) in the first quarter of 2013 primarily due to salary increases, increases in fringe benefits expense caused by increased healthcare costs and increases in personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, both the average number of the Partnership’s home office and branch employees increased 3%.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 28% ($29.7 million) in the first quarter of 2013 to $135.2 million.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the first quarter of 2013, the average number of home office employees per 100 financial advisors increased slightly, resulting from the impact of the 3% increase in the average number of home office employees, partially offset by the 3% increase in the average number of financial advisors. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Lack of growth in the number of financial advisors in 2013 could result in growing home office compensation costs at a faster rate than financial advisors, which would cause the average operating expense per financial advisor to increase. The average number of branch employees per 100 financial advisors increased slightly due to the impact of the 3% increase in the average number of branch employees, partially offset by the 3% increase in the average number of financial advisors. This is the result of increased branch employee hours in support of increased financial advisor productivity. The average operating expense per financial advisor increased 4% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by an increase in the average number of financial advisors.

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

The Partnership evaluates the performance of its segments based upon income before allocation to partners as well as income before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. The amount of financial advisor bonuses is determined in part by the overall Partnership’s profitability as well as the performance of the individual financial advisors at the segment. As such, both income before allocation to partners and income before variable compensation are considered in evaluating segment performance.

The Canadian segment information as reported in the following table is based upon the Consolidated Financial Statements of the Partnership’s Canadian operations without eliminating any intercompany items, such as management fees that it pays to affiliated entities. The U.S. segment information is derived from the Partnership’s Consolidated Financial Statements less the Canadian segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	March 29, 2013	March 30, 2012	% Change
Net revenue:
United States of America	$1,283.5	$1,162.5	10%
Canada	52.0	43.8	19%

Total net revenue	1,335.5	1,206.3	11%

Operating expenses (excluding variable incentive compensation):
United States of America	1,002.5	917.4	9%
Canada	49.0	44.9	9%

Total operating expenses	1,051.5	962.3	9%

Pre-variable income (loss):
United States of America	281.0	245.1	15%
Canada	3.0	(1.1)	373%

Total pre-variable income	284.0	244.0	16%

Variable compensation:
United States of America	131.2	102.9	28%
Canada	4.0	2.5	60%

Total variable compensation	135.2	105.4	28%

Income (loss) before allocation to partners:
United States of America	149.8	142.2	5%
Canada	(1.0)	(3.6)	72%

Total income before allocation to partners	$148.8	$138.6	7%

Client assets under care ($ billions):
United States of America
At period end	$690.4	$617.8	12%
Average	$672.3	$608.0	11%
Canada
At period end	$17.3	$15.9	9%
Average	$17.1	$15.8	8%

Financial advisors:
United States of America
At period end	11,944	11,594	3%
Average	11,869	11,583	2%
Canada
At period end	642	608	6%
Average	643	611	5%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

United States of America

Net revenue increased 10% in the first quarter of 2013 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 18% ($86.3 million) primarily due to increases in advisory program fee revenue of 24% ($57.6 million) resulting from growth of the client assets under care in advisory programs due to the continued investment of client dollars into the programs as well as market increases. The increase to trade revenue of 7% ($35.9 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested and the impact of two fewer business days in the first quarter of 2013 compared to the first quarter of 2012.

Operating expenses (excluding variable compensation) increased 9% in the first quarter of 2013 primarily due to increases in financial advisor compensation and salary and fringe benefits. The increases in financial advisor compensation were due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network as well as an increase in healthcare costs.

Canada

Net revenue increased 19% in the first quarter of 2013 primarily due to an increase in trade revenue and other revenue. Trade revenue increased 10% ($2.7 million) primarily due to an increase in client dollars invested, partially offset by the impact of two fewer business days as well as a decrease in the margin earned on client dollars invested in the first quarter of 2013 compared to the first quarter of 2012. The increase in client dollars invested is consistent with the higher levels of client activity and favorable market conditions, reflected in the 3% increase in the daily average of the Toronto Stock Exchange. The increase in other revenue of $4.1 million was primarily the result of an increase in foreign currency gains on U.S. dollar denominated net assets due to the weakening of the U.S. dollar exchange rate during the first quarter of 2013.

Operating expenses (excluding variable compensation) increased 9% in the first quarter of 2013 primarily due to increases in financial advisor compensation caused by an increase in trade revenue on which financial advisor commissions are paid.

As a result, the pre-variable income (loss) for the Canadian segment improved from a loss of $1.1 million in the first quarter of 2012 to income of $3.0 million in the first quarter of 2013. These improvements to the Canadian segment are due in part to the continued focus on strategies to achieve profitability in Canada. This includes several strategic initiatives to increase revenue and reduce expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients and the roll out of additional advisory programs.

The Canadian segment has experienced a 5% increase in the average number of financial advisors in the first quarter of 2013 and a 6% increase in the number of financial advisors at March 29, 2013, however, if this trend does not continue, a decrease in the number of financial advisors could impact the Partnership’s ability to grow revenue in the future, and thus could impact the ability of the Partnership to reach profitability for the Canadian segment.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report, the Partnership continues to monitor several regulatory initiatives and proposed or potential rules (“Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. The regulatory activities that occurred during the first quarter of 2013 have not materially changed the Partnership’s view of the potential impact to the Partnership of these Regulatory Initiatives. The Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any Regulatory Initiatives will be enacted or the impact that any Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 76% and 72% of its total revenue from sales and services related to mutual fund and annuity products in the three month periods ended March 29, 2013 and March 30, 2012, respectively. In addition, the Partnership derived from one mutual fund vendor 20% and 19% of its total revenue for the three month periods ended March 29, 2013 and March 30, 2012, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at March 29, 2013, net of reserve for anticipated withdrawals, was $1.8 billion, a slight decrease of $35.1 million from December 31, 2012. This decrease in the Partnership’s capital subject to mandatory redemption was primarily due to the redemption of limited partner, subordinated limited partner and general partner interests ($2.9 million, $9.2 million and $91.8 million, respectively) and the increase of partnership loans outstanding during the current quarter ($79.0 million), partially offset by the retention of general partner earnings ($15.8 million) and additional capital contributions related to subordinated limited partner and general partner interests ($30.8 million and $101.2 million, respectively). During the three month periods ended March 29, 2013 and March 30, 2012, the Partnership retained 13.8% and 23.0%, respectively, of income allocated to general partners. Beginning in 2013, the Partnership decreased the amount of retention to 13.8% of net income allocated to general partners, due to the increase in individual income tax rates in 2013 and current capital needs. The decrease in the percentage of retention of income allocated to general partners did not have a material impact on the Partnership’s capital or liquidity.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. Prior to 2013, bank loans administered by the Partnership and entered into by general or subordinated limited partners to finance their capital contributions in the Partnership were repaid prior to any application of earnings towards that partner’s partnership loan. Effective January 18, 2013, there are no longer partnership administered bank loans related to capital contributions of general or subordinated limited partners due to the fact that the Partnership paid, through earnings on

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

behalf of the general and subordinated limited partners, the $35.4 million outstanding on these bank loans on January 18, 2013, prior to their original one-year maturity date of February 22, 2013. In connection with this payoff, the Partnership issued $11.2 million of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) that require financing will be financed through partnership loans. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

Any bank financing of capital contributions is in the form of unsecured bank loan agreements and are between the individual and the bank. The Partnership does not guarantee these bank loans, nor can the partner pledge his or her partnership interest as collateral for the bank loan. The Partnership performs certain administrative functions in connection with its limited partners who have elected to finance a portion of their partnership capital contributions through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all limited partner capital contributions financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the liquidation of that individual’s capital account to the repayment of their bank loan prior to any funds being released to the partner. In addition, the partner is required to apply partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity. In addition, partners who finance all or a portion of their capital contributions with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

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

	As of March 29, 2013
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$647,837	$305,340	$1,073,274	$2,026,451

Partnership capital owned by partners with individual loans	$166,704	$525	$611,905	$779,134

Partnership capital owned by partners with individual loans as a percent of total partnership capital	25.7%	0.2%	57.0%	38.4%
Partner loans:
Bank loans	$38,371	$—	$—	$38,371
Partnership loans	—	165	249,143	249,308

Total loans	$38,371	$165	$249,143	$287,679

Partner loans as a percent of total partnership capital	5.9%	0.1%	23.2%	14.2%
Partner loans as a percent of partnership capital owned by partners with loans	23.0%	31.4%	40.7%	36.9%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

($ in thousands)	March 29, 2013	December 31, 2012
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	415,000

Total bank lines of credit	$810,000	$810,000

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

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2011 Credit Facility and the uncommitted lines of credit as of March 29, 2013 and December 31, 2012. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 29, 2013 and December 31, 2012, respectively.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of March 29, 2013. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of March 29, 2013, the Partnership had $377.5 million in cash and cash equivalents and $614.2 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $991.7 million of Partnership liquidity as of March 29, 2013, a 41% ($701.8 million) decrease from $1,693.5 million at December 31, 2012. This decrease is primarily due to the $608.2 million decrease in the net payable to clients. In addition, the Partnership also had $7,596.8 million and $7,714.6 million in cash and investments segregated under federal regulations as of March 29, 2013 and December 31, 2012, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures as of ($ in millions):

	March 29, 2013	December 31, 2012	% Change
Edward Jones:
Net capital	$706.5	$711.9	-1%
Net capital in excess of the minimum required	$665.5	$670.1	-1%
Net capital as a percentage of aggregate debit items	34.4%	34.0%	1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.0%	18.5%	14%

Canadian broker-dealer:
Regulatory risk adjusted capital	$37.2	$38.5	-3%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$30.9	$27.6	12%

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to establish requirements for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Partnership’s Consolidated Financial Statements.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology; (9) a fluctuation in the fair value of securities; and (10) the risks discussed under the caption “Risk Factors” in the Partnership’s Annual Report and subsequent Quarterly Reports on Form 10-Q. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I. FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Partnership’s Annual Report.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.1 billion and $8.4 billion for the three month period ended March 29, 2013, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $69 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $15 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 18 basis points (0.18%) in the first three months of 2013, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As noted in Note 1 to the Consolidated Financial Statements, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $23 million for the three month periods ended March 29, 2013 and March 30, 2012, or approximately $90 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by approximately $90 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 29, 2013.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report:

Countrywide. On April 8, 2013, the court dismissed FDIC v. Countrywide based on statute of limitations grounds. Plaintiffs will have an opportunity to appeal.

Daniel Ezersky, individually and on behalf of all others similarly situated. Edward Jones was named as a defendant in a putative class action complaint in the Circuit Court of St. Louis County, Missouri. The complaint asserted causes of action for breach of fiduciary duty, unjust enrichment, and violation of the Missouri Merchandising Practices Act for recommending that clients purchase an amount of term, whole life or universal life insurance without taking into account Social Security survivor benefits, and for accepting ‘revenue sharing’ payments from certain insurance product partners. Plaintiff alleges damages including: actual damages, or alternatively, judgment in an amount equal to profits gained from the sale of term, whole life or universal life insurance to plaintiff/damages class; punitive damages; a permanent injunction prohibiting Edward Jones from recommending an amount of term, whole life or universal life insurance without taking into account Social Security survivor benefits; costs, including reasonable fees and expert witness expenses; reasonable attorneys’ fees, and such other relief as the Court deems just and proper. Plaintiff filed the complaint on March 14, 2013 and Edward Jones filed a Motion to Dismiss on April 26, 2013. The Court has not ruled on Edward Jones’s Motion to Dismiss.

Lehman Brothers. Edward Jones was named as a defendant in three actions related to its underwriting of Lehman Brothers Holdings Inc. (“Lehman Brothers”) notes that are or were pending in the U.S. District Court for the Southern District of New York (“SDNY”). Two of the suits were putative class action suits originally brought by plaintiffs in state court in Arkansas (the “Arkansas Plaintiffs”), which asserted Securities Act claims based upon two offerings of Lehman Brothers’ notes in 2007. The Court dismissed those actions on December 11, 2012. The Arkansas Plaintiffs have appealed the dismissal. The third suit was amended in October 2011 to assert a Section 11 claim against Edward Jones related to three offerings of Lehman bonds in January and February 2008. Plaintiffs, American National Life Insurance Company of Texas, Comprehensive Investment Services Inc., The Moody Foundation, and American National Insurance Company, allege to have purchased $3 million of securities in these offerings, but did not make any of these purchases through Edward Jones. This action names several other purported underwriters as defendants, as well as Lehman Brothers’ former auditor. On January 6, 2012, Edward Jones and other defendants moved to dismiss this action. On March 27, 2013, the court dismissed claims against Edward Jones related to two offerings. Claims related to one offering are still pending. Plaintiffs will have an opportunity to appeal the dismissal.

FINRA Exchange-Traded Funds Matter. Edward Jones is responding to inquiries by the FINRA, Kansas City District Office related to trading in non-traditional exchange-traded funds for the period June 2008 through July 2009. Edward Jones has provided FINRA with client and trading information and several individuals at Edward Jones have been formally interviewed. The matter is pending.

FINRA Municipal Bond Matter. Without admitting or denying the findings, in May 2013 Edward Jones reached a tentative agreement with FINRA to enter into a Letter of Acceptance, Waiver and Consent to resolve a best execution inquiry related to 87 municipal bond trades in the fourth quarter of 2008. Edward Jones has tentatively agreed to a fine of $160,000 and restitution in the amount of $46,000.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings, continued

New Hampshire Investigation. In March 2012, Edward Jones received an inquiry from the State of New Hampshire in connection with its investigation into Edward Jones’ procedures regarding compliance with federal and state telemarketing rules. The state has requested documentation and interviewed individuals at Edward Jones. Edward Jones produced documents and engaged in ongoing settlement discussions with the state. On April 11, 2013 the state filed an action against Edward Jones for violations of the FINRA do-not-call rule. Edward Jones plans to defend the matter vigorously and will file a response contesting the charges. Edward Jones has not received a complaint from any New Hampshire customer regarding the do-not-call rule and understands that the individual who complained to the state of New Hampshire is an Edward Jones customer.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language regarding forward-looking statements in Item 2 of Part I of this Report on Form 10-Q and Part I – Item 1A of the Partnership’s Annual Report.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 29, 2013, the Partnership made the following issuance of its subordinated limited partnership interests (“SLP Interests”), which are fully described in the Partnership Agreement. The SLP Interests were issued in exchange for withdrawing general partner interests.

Date of Sale	Security	Amount of Security Sold	Aggregate Offering Price	Aggregate Underwriting Discounts or Commissions	Exemption from Registration
3/1/2013	SLP Interests	$100,000	$100,000	$0	Regulation D of The Securities Act of 1933, Rule 506; as a general partner of the Partnership, the purchaser was an Accredited Investor. The required information was provided to the purchaser, no general solicitations or advertisements were used, and reasonable care was exercised to assure that the purchaser was not an underwriter.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	*

Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 26, 2010.

3.2	**	Tenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
May 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	May 13, 2013
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	May 13, 2013
Kevin D. Bastien	(Principal Financial and Accounting Officer)