Form 10-Q
period 2013-06-28
JONES FINANCIAL COMPANIES LLLP
filed 2013-08-02
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

As of July 26, 2013, 645,056 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)	June 28, 2013	December 31, 2012

ASSETS:
Cash and cash equivalents	$425,060	$600,936

Cash and investments segregated under federal regulations	7,787,104	7,714,642

Securities purchased under agreements to resell	759,843	1,092,586

Receivable from:
Clients	2,275,837	2,266,874
Brokers, dealers and clearing organizations	139,865	189,119
Mutual funds, insurance companies and other	423,937	355,507

Securities owned, at fair value:
Inventory securities	67,407	74,552
Investment securities	115,827	111,904

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	542,105	537,049

Other assets	101,667	99,074

TOTAL ASSETS	$12,638,652	$13,042,243

LIABILITIES:
Payable to:
Clients	$9,775,125	$10,075,684
Brokers, dealers and clearing organizations	77,960	65,477

Securities sold, not yet purchased, at fair value	8,790	22,327

Accrued compensation and employee benefits	597,337	665,509

Accounts payable and accrued expenses	217,755	124,850

Long-term debt	4,976	5,503

	10,681,943	10,959,350

Liabilities subordinated to claims of general creditors	50,000	100,000

Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,810,654	1,812,247

Reserve for anticipated withdrawals	96,055	170,646

Total partnership capital subject to mandatory redemption	1,906,709	1,982,893

TOTAL LIABILITIES	$12,638,652	$13,042,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per unit information and units outstanding)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Revenue:
Trade revenue
Commissions	$566,187	$479,983	$1,105,659	$960,604
Principal transactions	33,575	41,815	60,446	87,116
Investment banking	30,601	30,038	57,789	59,112

Total trade revenue	630,363	551,836	1,223,894	1,106,832
Fee revenue
Asset-based	616,960	494,636	1,187,287	976,965
Account and activity	140,388	143,462	279,082	284,030

Total fee revenue	757,348	638,098	1,466,369	1,260,995
Interest and dividends	33,356	33,344	65,815	65,652
Other revenue	10,666	6,960	26,316	19,205

Total revenue	1,431,733	1,230,238	2,782,394	2,452,684
Interest expense	15,053	15,752	30,216	31,876

Net revenue	1,416,680	1,214,486	2,752,178	2,420,808

Operating expenses:
Compensation and benefits	941,739	797,199	1,828,799	1,577,855
Occupancy and equipment	89,241	87,342	178,655	177,153
Communications and data processing	73,336	70,753	146,577	141,917
Payroll and other taxes	52,735	46,336	110,595	98,986
Advertising	13,582	12,982	30,219	25,524
Postage and shipping	13,773	11,966	26,710	24,347
Clearance fees	3,096	3,025	6,440	6,472
Other operating expenses	57,038	45,921	103,264	91,027

Total operating expenses	1,244,540	1,075,524	2,431,259	2,143,281

Income before allocations to partners	172,140	138,962	320,919	277,527

Allocations to partners:
Limited partners	19,975	18,056	37,314	36,166
Subordinated limited partners	18,850	15,400	35,354	31,068
General partners	133,315	105,506	248,251	210,293

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.92	$27.50	$57.64	$54.92

Weighted average $1,000 equivalent limited partnership units outstanding	646,022	656,582	647,363	658,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

SIX MONTHS ENDED JUNE 28, 2013 AND JUNE 29, 2012

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	35,534	99,506	135,040
Redemption of partnership interests	(6,694)	(3,205)	(73,459)	(83,358)
Income allocated to partners	36,166	31,068	210,293	277,527
Distributions	(3,839)	(25,454)	(118,775)	(148,068)

Total partnership capital, including capital financed with partnership loans	687,859	293,357	1,045,143	2,026,359

Partnership loans outstanding, June 29, 2012	—	—	(173,255)	(173,255)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 29, 2012	$687,859	$293,357	$871,888	$1,853,104

Reserve for anticipated withdrawals	(32,327)	(5,614)	(43,151)	(81,092)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 29, 2012	$655,532	$287,743	$828,737	$1,772,012

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2012	$695,558	$302,908	$984,427	$1,982,893

Reserve for anticipated withdrawals	(44,823)	(19,199)	(106,624)	(170,646)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2012	$650,735	$283,709	$877,803	$1,812,247

Partnership loans outstanding, December 31, 2012	—	—	170,264	170,264

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2012	650,735	283,709	1,048,067	1,982,511
Issuance of partnership interests	—	31,072	101,158	132,230
Redemption of partnership interests	(5,271)	(9,566)	(92,357)	(107,194)
Income allocated to partners	37,314	35,354	248,251	320,919
Distributions	(4,230)	(28,646)	(157,729)	(190,605)

Total partnership capital, including capital financed with partnership loans	678,548	311,923	1,147,390	2,137,861

Partnership loans outstanding, June 28, 2013	—	(144)	(231,008)	(231,152)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 28, 2013	$678,548	$311,779	$916,382	$1,906,709

Reserve for anticipated withdrawals	(33,084)	(6,708)	(56,263)	(96,055)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 28, 2013	$645,464	$305,071	$860,119	$1,810,654

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28,	June 29,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income before allocations to partners	320,919	277,527
Depreciation and amortization	40,570	40,917

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(72,462)	(884,604)
Securities purchased under agreements to resell	332,743	(70,559)
Net payable to clients	(309,522)	567,541
Net receivable from brokers, dealers and clearing organizations	61,737	13,638
Receivable from mutual funds, insurance companies and other	(68,430)	(26,699)
Securities owned, net	(10,315)	(53,627)
Other assets	(2,593)	9,284
Accrued compensation and employee benefits	(68,172)	(39,049)
Accounts payable and accrued expenses	93,453	(7,581)

Net cash provided by (used in) operating activities	317,928	(173,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(46,174)	(14,929)

Net cash used in investing activities	(46,174)	(14,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(527)	(490)
Repayment of subordinated liabilities	(50,000)	(50,000)
Issuance of partnership interests (net of partnership loans)	38,205	40,942
Redemption of partnership interests	(107,194)	(83,358)
Distributions from partnership capital	(361,251)	(295,480)
Issuance of partnership loans	(11,203)	—
Repayment of partnership loans	44,340	7,696

Net cash used in financing activities	(447,630)	(380,690)

Net decrease in cash and cash equivalents	(175,876)	(568,831)

CASH AND CASH EQUIVALENTS:
Beginning of period	600,936	819,506

End of period	$425,060	$250,675

Cash paid for interest	$30,283	$32,089

Cash paid for taxes	$5,997	$3,422

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$1,064	$81

Issuance of general partnership interests through partnership loans in current period	$94,025	$94,098

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the three and six month periods ended May 31, 2013 and 2012 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three and six month periods ended June 28, 2013 and June 29, 2012, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three and six month periods ended June 28, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”).

Revenue Recognition. The Partnership’s commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis. The Partnership classifies its revenue into the following categories:

Commissions revenue primarily consists of charges to clients for the purchase or sale of mutual fund shares, listed and unlisted securities and insurance products.

Principal transactions revenue is the result of the Partnership’s participation in market-making activities in municipal obligations, over-the-counter corporate obligations, government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit.

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

The Partnership derived from one mutual fund vendor 20% of its total revenue for both the three and six month periods ended June 28, 2013 and 19% of its total revenue for both the three and six month periods ended June 29, 2012. All of the revenue generated from this vendor related

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

Fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, also known as the “exit price.” Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The Partnership’s financial assets and financial liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, with the related amount of subjectivity associated with the inputs to value these assets and liabilities at fair value for each level, are as follows:

Level I – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities categorized as Level I generally are U.S. treasuries, government and agency obligations, equities listed in active markets, unit investment trusts and investments in publicly traded mutual funds with quoted market prices.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended June 28, 2013 and December 31, 2012. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of June 28, 2013
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,256,363	$—	$—	$1,256,363
Certificates of deposit	—	225,000	—	225,000

Total investments segregated under federal regulations	$1,256,363	$225,000	$—	$1,481,363

Securities owned:
Inventory securities:
State and municipal obligations	$—	$31,454	$—	$31,454
Equities	26,098	—	—	26,098
Corporate bonds and notes	—	5,093	—	5,093
Certificates of deposit	—	2,352	—	2,352
Collateralized mortgage obligations	—	1,365	—	1,365
Unit investment trusts	893	—	—	893
Government and agency obligations	152	—	—	152

Total inventory securities	$27,143	$40,264	$—	$67,407

Investment securities:
Mutual funds	$95,180	$—	$—	$95,180
Government and agency obligations	14,237	—	—	14,237
Equities	5,419	—	—	5,419
Corporate bonds and notes	—	816	—	816
Collateralized mortgage obligations	—	162	—	162
State and municipal obligations	—	13	—	13

Total investment securities	$114,836	$991	$—	$115,827

	Financial Liabilities at Fair Value as of June 28, 2013
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Equities	$3,979	$—	$—	$3,979
State and municipal obligations	—	2,549	—	2,549
Corporate bonds and notes	—	1,996	—	1,996
Unit investment trusts	185	—	—	185
Government and agency obligations	44	—	—	44
Certificates of deposit	—	19	—	19
Collateralized mortgage obligations	—	18	—	18

Total securities sold, not yet purchased	$4,208	$4,582	$—	$8,790

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,006,928	$—	$—	$1,006,928
Certificates of deposit	—	100,000	—	100,000

Total investments segregated under federal regulations	$1,006,928	$100,000	$—	$1,106,928

Securities owned:
Inventory securities:
State and municipal obligations	$—	$46,705	$—	$46,705
Equities	17,845	—	—	17,845
Certificates of deposit	—	4,236	—	4,236
Corporate bonds and notes	—	3,183	—	3,183
Collateralized mortgage obligations	—	1,417	—	1,417
Government and agency obligations	1,036	—	—	1,036
Unit investment trusts	130	—	—	130

Total inventory securities	$19,011	$55,541	$—	$74,552

Investment securities:
Mutual funds	$89,743	$—	$—	$89,743
Government and agency obligations	14,678	—	—	14,678
Equities	6,184	—	—	6,184
Corporate bonds and notes	—	810	—	810
State and municipal obligations	—	305	—	305
Collateralized mortgage obligations	—	184	—	184

Total investment securities	$110,605	$1,299	$—	$111,904

	Financial Liabilities at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Mutual funds	$12,014	$—	$—	$12,014
Equities	5,133	—	—	5,133
Certificates of deposit	—	2,774	—	2,774
Corporate bonds and notes	—	1,492	—	1,492
State and municipal obligations	—	588	—	588
Government and agency obligations	202	—	—	202
Unit investment trusts	112	—	—	112
Collateralized mortgage obligations	—	12	—	12

Total securities sold, not yet purchased	$17,461	$4,866	$—	$22,327

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $6,000 and $2,000 at June 28, 2013 and December 31, 2012, respectively. The average notional amounts of futures contracts outstanding throughout the three and six month periods ended June 28, 2013 and the year ended December 31, 2012 were approximately $6,300, $6,700 and $4,700, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment loss of $8 and gain of $7 are included in the Consolidated Statements of Financial Condition as of June 28, 2013 and December 31, 2012, respectively. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income, were gains of $420 and $200 for the three and six month periods ended June 28, 2013, respectively, and losses of $413 and $291 for the three and six month periods ended June 29, 2012, respectively.

The Partnership estimates the fair value of long-term debt and the liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt, using current rates obtained from external lenders that are extended to organizations for debt of a similar nature as that of the Partnership (Level II input). The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of:

	June 28,	December 31,
	2013	2012

Long-term debt	$5,390	$6,091
Liabilities subordinated to claims of general creditors	50,000	103,396

Total	$55,390	$109,487

See Notes 4 and 5 for the carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 28,	December 31,
	2013	2012

2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	415,000

Total lines of credit	$810,000	$810,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three-year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has an expiration date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of June 28, 2013, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and partnership securities, which would serve as collateral in the event the Partnership borrowed against these lines. There were no amounts outstanding on the uncommitted lines of credit as of June 28, 2013 and December 31, 2012. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 28, 2013 and December 31, 2012, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	June 28,	December 31,
	2013	2012
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$4,976	$5,503

	$4,976	$5,503

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	June 28,	December 31,
	2013	2012
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$50,000	$100,000

	$50,000	$100,000

In June 2013, the Partnership paid the annual scheduled installment of $50,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	June 28,	December 31,
	2013	2012

Partner capital outstanding:
Limited partnership capital	$645,464	$650,735
Subordinated limited partnership capital	305,215	283,709
General partnership capital	1,091,127	1,048,067

Total partner capital outstanding	2,041,806	1,982,511

Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(170,264)	(86,853)
Partnership loans issued during the period	(105,228)	(94,170)
Repayment of partnership loans during the period	44,340	10,759

Total partnership loans outstanding	(231,152)	(170,264)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,810,654	1,812,247

Reserve for anticipated withdrawals	96,055	170,646

Partnership capital subject to mandatory redemption	$1,906,709	$1,982,893

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. Income allocable to limited, subordinated limited and general partners prior to the issuance of ASC 480 was classified in the Partnership’s Consolidated Statements of Income as net income. In accordance with ASC 480, these allocations are now classified as a reduction of income before allocations to partners, which results in presentation of $0 net income. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income. Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement. Income allocations are based upon partner capital contributions, including capital contributions financed with loans from the Partnership as indicated in the previous table. First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income. Limited partners do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved and liquidated. Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of June 28, 2013 and December 31, 2012, the outstanding amount of partner loans financed through the Partnership was $231,152 and $170,264, respectively. Interest income from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $1,923 and $3,908 for the three and six month periods ended June 28, 2013, respectively, and $1,421 and $2,847 for the three and six month periods ended June 29, 2012, respectively. Partnership loans issued during the six month period ended June 28, 2013 consisted of $94,025 of new capital contributions and $11,203 of partnership loans issued in connection with paying off bank loans, as further discussed below.

Effective January 18, 2013, there were no partnership administered bank loans outstanding related to capital contributions of general or subordinated limited partners. The Partnership paid, through earnings on behalf of the general and subordinated limited partners, the $35,393 outstanding balance on these bank loans on January 18, 2013, prior to their original one-year maturity date of February 22, 2013. In connection with this payoff, the Partnership issued $11,203 of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,114 and $24,280 for the three and six month periods ended June 28, 2013, respectively, and $12,313 and $24,697 for the three and six month periods ended June 29, 2012, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The subordinated limited partnership capital subject to mandatory redemption is held by current and former general partners of the Partnership. Subordinated limited partners receive a percentage of the Partnership’s net income determined in accordance with the Partnership Agreement. The subordinated limited partnership capital subject to mandatory redemption is subordinated to the limited partnership capital.

The general partnership capital subject to mandatory redemption is held by current general partners of the Partnership. General partners receive a percentage of the Partnership’s net income determined in accordance with the Partnership Agreement. The general partnership capital subject to mandatory redemption is subordinated to the limited partnership capital and the subordinated limited partnership capital.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	June 28,	December 31,
	2013	2012
U.S.:
Net capital	$691,338	$711,894
Net capital in excess of the minimum required	$649,481	$670,072
Net capital as a percentage of aggregate debit items	33.0%	34.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.1%	18.5%

Canada:
Regulatory risk adjusted capital	$32,958	$38,488
Regulatory risk adjusted capital in excess of the minimum required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”)	$28,933	$27,567

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies (“ASC 450”), an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

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

Each segment, in its own geographic location, primarily derives revenue from the retail brokerage business as a distributor of mutual fund shares, through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, and through revenues related to assets held by and account services provided to its clients.

The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements of the Partnership’s Annual Report. Financial information about the Partnership’s reportable segments is presented in the following table. For computation of segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canada operations to the Canada segment.

The Partnership evaluates segment performance based upon income before allocations to partners, as well as income before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors at the segment. As such, both income before allocations to partners and income before variable compensation are considered in evaluating segment performance.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations without eliminating intercompany items, such as management fees paid to affiliated entities. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

Financial information for the Partnership’s reportable segments is presented in the following table:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Net revenue:
U.S.	$1,366,657	$1,168,693	$2,650,166	$2,331,248
Canada	50,023	45,793	102,012	89,560

Total net revenue	$1,416,680	$1,214,486	$2,752,178	$2,420,808

Pre-variable income (loss):
U.S.	$323,609	$260,997	$604,643	$506,136
Canada	1,803	868	4,781	(229)

Total pre-variable income	325,412	261,865	609,424	505,907

Variable compensation:
U.S.	148,649	119,114	279,883	222,019
Canada	4,623	3,789	8,622	6,361

Total variable compensation	153,272	122,903	288,505	228,380

Income (loss) before allocations to partners:
U.S.	174,960	141,883	324,760	284,117
Canada	(2,820)	(2,921)	(3,841)	(6,590)

Total income before allocations to partners	$172,140	$138,962	$320,919	$277,527

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 10 – OFFSETTING ASSETS AND LIABILITIES

The Partnership does not offset financial instruments in the Consolidated Statements of Financial Condition. However, the Partnership enters into master netting arrangements with counterparties for securities purchased under agreements to resell that are subject to net settlement in the event of default. These agreements create a right of offset for the amounts due to and due from the same counterparty in the event of default or bankruptcy.

The following table shows the Partnership’s assets subject to master netting arrangements:

				Gross amounts not offset in the Consolidated Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amounts presented in the Consolidated Statements of Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Securities purchased under agreements to resell as of:
June 28, 2013	$759,843	—	759,843	—	(759,843)	$—
December 31, 2012	$1,092,586	—	1,092,586	—	(1,092,586)	$—

(1)	Actual collateral was greater than 102% of the related assets for U.S. agreements and greater than 100% for Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of limited partner interests, and the balances of general partner loans, long-term debt and liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three and six month periods ended June 28, 2013 and June 29, 2012. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Revenue:
Trade revenue:
Commissions	$566.2	$480.0	18%	$1,105.7	$960.6	15%
Principal transactions	33.6	41.8	-20%	60.4	87.1	-31%
Investment banking	30.6	30.0	2%	57.8	59.1	-2%

Total trade revenue	630.4	551.8	14%	1,223.9	1,106.8	11%

% of net revenue	44%	45%		44%	46%
Fee revenue:
Asset-based	617.0	494.6	25%	1,187.3	977.0	22%
Account and activity	140.3	143.5	-2%	279.1	284.0	-2%

Total fee revenue	757.3	638.1	19%	1,466.4	1,261.0	16%

% of net revenue	53%	53%		53%	52%
Net interest and dividends	18.3	17.6	4%	35.6	33.8	5%
Other revenue	10.7	7.0	53%	26.3	19.2	37%

Net revenue	1,416.7	1,214.5	17%	2,752.2	2,420.8	14%
Operating expenses	1,244.6	1,075.5	16%	2,431.3	2,143.3	13%

Income before allocations to partners	$172.1	$139.0	24%	$320.9	$277.5	16%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$28.1	$23.7	19%	$54.2	$47.4	14%
Advisory programs ($ billions)	$5.1	$2.9	76%	$10.1	$5.9	71%
Client households at period end (millions)	4.56	4.49	2%	4.56	4.49	2%
Net new assets for the period end ($ billions)	$9.7	$6.8	43%	$21.2	$15.0	41%
Client assets under care:
Total:
At period end ($ billions)	$711.5	$628.9	13%	$711.5	$628.9	13%
Average ($ billions)	$715.4	$627.1	14%	$701.6	$625.5	12%
Advisory programs:
At period end ($ billions)	$98.3	$77.3	27%	$98.3	$77.3	27%
Average ($ billions)	$97.7	$76.0	29%	$94.3	$74.9	26%
Financial advisors:
At period end	12,786	12,240	4%	12,786	12,240	4%
Average	12,687	12,224	4%	12,602	12,209	3%
Attrition %	9.3%	9.0%	n/a	9.5%	11.2%	n/a
Dow Jones Industrial Average:
At period end	14,910	12,880	16%	14,910	12,880	16%
Average for period	14,959	12,761	17%	14,492	12,803	13%
S&P 500 Index:
At period end	1,606	1,362	18%	1,606	1,362	18%
Average for period	1,609	1,350	19%	1,563	1,349	16%

(1)

Client dollars invested related to trade revenue include the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2013 versus 2012 Overview

The Partnership experienced improved financial results during the second quarter of 2013 as compared to 2012, which was attributable to growth in fee and trade revenues. Fee revenue increased due to market appreciation of asset values as well as continued investment of client dollars into its advisory programs. The Partnership’s benefit from improved market conditions was the result of the 19% increase in the daily average S&P 500 Index and the 17% increase in the daily average Dow Jones Industrial Average.

The Partnership’s key performance measures were relatively strong during the second quarter of 2013. Average client assets under care grew 14% to $715.4 billion, which included a 29% increase in the advisory programs’ average assets under care to $97.7 billion. In addition, client dollars invested related to trade revenue were up 19% and net new assets increased 43%.

For the second quarter of 2013, net revenue of $1.4 billion increased 17% over the second quarter of 2012. This increase was led by a 19% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. Revenue growth was also driven by a 14% increase in trade revenue.

Operating expenses increased 16% in the second quarter of 2013 compared to the second quarter of 2012, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation due to the increase in the Partnership’s profitability.

The increases in net revenues of 17% and operating expenses of 16% resulted in a 24% increase in income before allocations to partners to $172.1 million.

Year to Date 2013 versus 2012 Overview

The Partnership experienced improved financial results during the first six months of 2013 as compared to 2012, which was attributable to growth in fee and trade revenues. Fee revenue increased due to market appreciation of asset values as well as continued investment of client dollars into its advisory programs. The Partnership’s benefit from improved market conditions was the result of the 16% increase in the daily average S&P 500 Index and the 13% increase in the daily average Dow Jones Industrial Average.

The Partnership’s key performance measures were relatively strong during the first six months of 2013. Average client assets under care grew 12% to $701.6 billion, which included a 26% increase in the advisory programs’ average assets under care to $94.3 billion. In addition, client dollars invested related to trade revenue were up 14% and net new assets increased 41%.

For the first six months of 2013, net revenue of $2.8 billion increased 14% over the first six months of 2012. This increase was led by a 16% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. Revenue growth was also driven by an 11% increase in trade revenue.

Operating expenses increased 13% in the first six months of 2013 compared to 2012, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation due to the increase in the Partnership’s profitability.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The increases in net revenues of 14% and operating expenses of 13% resulted in a 16% increase in income before allocations to partners to $320.9 million.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 28, 2013 AND JUNE 29, 2012

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 14% to $630.4 million and 11% to $1,223.9 million in the second quarter and first six months of 2013 compared to the same periods in 2012, respectively. The increase in trade revenue for the second quarter and first six months of 2013 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned due to changes in product mix. Additionally, there was one more U.S. business day in the second quarter of 2013 compared to the second quarter of 2012 and one less U.S. business day in the first six months of 2013 compared to the first six months of 2012. A discussion of trade revenue components follows.

Commissions

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Commissions revenue ($ millions):
Mutual funds	$314.9	$253.4	24%	$626.7	$503.6	24%
Equities	156.0	129.3	21%	298.4	261.8	14%
Insurance	95.3	97.3	-2%	180.6	195.2	-7%

Total commissions revenue	$566.2	$480.0	18%	$1,105.7	$960.6	15%

Related metrics:
Client dollars invested ($ billions)	$23.3	$18.9	23%	$45.4	$37.9	20%
Margin per $1,000 invested	$24.30	$25.40	-4%	$24.30	$25.30	-4%
U.S. business days	64	63	2%	124	125	-1%

For the three months ended June 28, 2013, commissions revenue increased 18% to $566.2 million compared to the three months ended June 29, 2012. The increase was primarily due to a 23% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and clients continuing to reinvest their dollars from fixed income products into mutual fund and equity products. This increase was partially offset by a 4% decrease in the margin per $1,000 invested. The average trade size of mutual fund products has increased, resulting in lower commission rates and thus a decrease in margin earned.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 28, 2013, commissions revenue increased 15% to $1,105.7 million compared to the six months ended June 29, 2012. The increase was primarily due to a 20% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and clients continuing to reinvest their dollars from fixed income products into mutual fund and equity products. This increase was partially offset by a 4% decrease in the margin per $1,000 invested. The average trade size of mutual fund products has increased, resulting in lower commission rates and thus a decrease in margin earned.

Principal Transactions

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Principal transactions revenue ($ millions):
State and municipal obligations	$28.8	$31.1	-7%	$49.9	$64.0	-22%
Corporate bonds and notes	3.9	4.5	-13%	7.7	9.7	-21%
Certificates of deposit	2.4	3.6	-33%	4.5	6.8	-34%
Unit investment trusts	1.2	1.0	20%	1.7	3.3	-48%
Government and agency obligations	0.6	0.9	-33%	1.4	1.9	-26%
Collateralized mortgage obligations	0.3	0.4	-25%	0.6	0.9	-33%
Net inventory (loss) gains	(3.6)	0.3	-1300%	(5.4)	0.5	-1180%

Total principal transactions revenue	$33.6	$41.8	-20%	$60.4	$87.1	-31%

Related metrics:
Client dollars invested ($ billions)	$3.4	$3.7	-8%	$6.4	$7.2	-11%
Margin per $1,000 invested	$10.80	$11.30	-4%	$10.30	$12.00	-14%
U.S. business days	64	63	2%	124	125	-1%

For the three months ended June 28, 2013, principal transactions revenue decreased 20% to $33.6 million compared to the three months ended June 29, 2012. Overall, principal transactions revenue was negatively impacted by both the continued low interest rate environment and improvement in equity market conditions. The most notable decrease was in revenue from state and municipal obligations. Clients reinvested their dollars from fixed income products into mutual fund and equity products, evidenced by the 8% decrease in client dollars invested in the second quarter of 2013 compared to the second quarter of 2012. Additionally, margin per $1,000 invested decreased 4% in the second quarter of 2013 as client investments shifted towards products with shorter maturities which have lower margins. Volatility of interest rates experienced in mid-June resulted in a net inventory loss of $3.6 million in the second quarter of 2013.

For the six months ended June 28, 2013, principal transactions revenue decreased 31% to $60.4 million compared to the six months ended June 29, 2012. Overall, principal transactions revenue was negatively impacted by both the continued low interest rate environment and improvement in equity market conditions. The most notable decrease was in revenue from state and municipal obligations. Clients reinvested their dollars from fixed income products into mutual fund and equity products, evidenced by the 11% decrease in client dollars invested during the six months ended June 28, 2013 compared to the six months ended June 29, 2012. Additionally, margin per $1,000 invested decreased 14% in 2013 as client investments shifted towards products with shorter maturities which have lower margins. Volatility of interest rates experienced in mid-June resulted in a net inventory loss of $5.4 million in the six months ended June 28, 2013.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Investment banking revenue ($ millions):
Distribution	$29.3	$28.7	2%	$55.4	$56.4	-2%
Underwriting	1.3	1.3	0%	2.4	2.7	-11%

Total investment banking revenue	$30.6	$30.0	2%	$57.8	$59.1	-2%

Related metrics:
Client dollars invested ($ billions)	$1.3	$1.2	8%	$2.5	$2.2	14%
Margin per $1,000 invested	$23.10	$25.80	-10%	$23.60	$26.60	-11%
U.S. business days	64	63	2%	124	125	-1%

For the three months ended June 28, 2013, investment banking revenue increased 2% to $30.6 million compared to the three months ended June 29, 2012. The increase in investment banking revenue was primarily due to an 8% increase in client dollars invested, resulting from improved market conditions. This increase was partially offset by a 10% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

For the six months ended June 28, 2013, investment banking revenue decreased 2% to $57.8 million compared to the six months ended June 29, 2012. The decrease in investment banking revenue was primarily due to an 11% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts. This decrease was partially offset by a 14% increase in client dollars invested, resulting from improved market conditions.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 19% to $757.3 million and 16% to $1,466.4 million in the second quarter and first six months of 2013 compared to the same periods in 2012, respectively. The increase in fee revenue for the second quarter and first six months of 2013 was primarily due to higher asset values and continued investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$330.2	$252.8	31%	$633.3	$498.1	27%
Service fees	236.5	196.4	20%	456.8	390.7	17%
Revenue sharing	39.4	35.2	12%	75.9	68.8	10%
Trust fees	8.5	6.8	25%	16.2	13.4	21%
Cash solutions	2.4	3.4	-29%	5.1	6.0	-15%

Total asset-based fee revenue	$617.0	$494.6	25%	$1,187.3	$977.0	22%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$384.6	$324.2	19%	$378.3	$314.5	20%
Advisory programs	97.4	75.7	29%	94.0	74.7	26%
Insurance	62.5	53.9	16%	60.0	53.2	13%
Cash solutions	19.7	18.0	9%	19.8	18.1	9%

Total client asset values	$564.2	$471.8	20%	$552.1	$460.5	20%

(1)

Assets on which the Partnership earns asset-based fee revenue. U.S. asset-based fee revenue represents 98% of consolidated asset-based fee revenue for the three and six month periods ended June 28, 2013 and 97% for the three and six month periods ended June 29, 2012.

For the three months ended June 28, 2013, asset-based fee revenue increased 25% to $617.0 million compared to the three months ended June 29, 2012. The increase is primarily due to higher advisory program fees and service fees. Advisory program fees revenue increased primarily due to market appreciation of asset values as well as continued investment of client dollars into advisory programs, which includes new client assets. Service fees revenue increased in the second quarter of 2013 primarily due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund and insurance products, which includes new client assets.

For the six months ended June 28, 2013, asset-based fee revenue increased 22% to $1,187.3 million compared to the six months ended June 29, 2012. The increase is primarily due to higher advisory program fees and service fees. Advisory program fees revenue increased primarily due to market appreciation of asset values as well as continued investment of client dollars into the advisory programs, which includes new client assets. Service fees revenue increased in the first six months of 2013 primarily due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund and insurance products, which includes new client assets.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$88.6	$81.3	9%	$170.7	$160.4	6%
Retirement account fees	30.4	33.8	-10%	60.4	67.5	-11%
Other account and activity fees	21.3	28.4	-25%	48.0	56.1	-14%

Total account and activity fee revenue	$140.3	$143.5	-2%	$279.1	$284.0	-2%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	19.6	18.3	7%	19.4	18.2	7%
Retirement accounts	4.1	3.9	5%	4.1	3.8	8%

(1)	Amount represents average number of individual mutual fund holdings serviced, on which the Partnership recognizes sub-transfer agent services revenue.

For the three months ended June 28, 2013, account and activity fee revenue decreased 2% to $140.3 million compared to the three months ended June 29, 2012. Retirement account fees decreased as more client accounts reached the asset level at which fees are waived. Effective January 1, 2013, the Partnership reduced the asset level on which retirement account fees and certain other account activity fees are waived. This change is not expected to have a material impact on the Partnership’s financial results. Other account and activity fees decreased primarily due to declines in mortgage revenue (see further discussion in Other Revenue), banking services revenue and other transaction fees. These decreases were partially offset by higher sub-transfer agent services primarily related to increases in the number of average client holdings serviced.

For the six months ended June 28, 2013, account and activity fee revenue decreased 2% to $279.1 million compared to the six months ended June 29, 2012. Retirement account fees decreased as more client accounts reached the asset level at which fees are waived. Effective January 1, 2013, the Partnership reduced the asset level on which retirement account fees and certain other account activity fees are waived. This change is not expected to have a material impact on the Partnership’s financial results. Other account and activity fees decreased primarily due to declines in mortgage revenue (see further discussion in Other Revenue), banking services revenue and other transaction fees. These decreases were partially offset by higher sub-transfer agent services primarily related to increases in the number of average client holdings serviced.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$26.9	$28.3	-5%	$52.8	$56.2	-6%
Short-term investing interest	3.3	2.8	18%	7.1	4.8	48%
Other interest and dividends	3.1	2.3	35%	5.9	4.7	26%
Limited partnership interest expense	(12.1)	(12.3)	-2%	(24.3)	(24.7)	-2%
Other interest expense	(2.9)	(3.5)	-17%	(5.9)	(7.2)	-18%

Total net interest and dividends revenue	$18.3	$17.6	4%	$35.6	$33.8	5%

Related metrics ($ millions):
Average aggregate client loan balance	$2,099.5	$2,194.1	-4%	$2,102.3	$2,196.6	-4%
Average rate earned	5.14%	5.17%	-1%	5.12%	5.16%	-1%

Average funds invested	$8,474.9	$6,253.6	36%	$8,449.6	$5,890.7	43%
Average rate earned	0.16%	0.17%	-6%	0.17%	0.16%	6%

Weighted average $1,000 equivalent limited partnership units outstanding	646,022	656,582	-2%	647,363	658,521	-2%

For the three month period ended June 28, 2013, net interest and dividends revenue increased 4% to $18.3 million compared to the three month period ended June 29, 2012 primarily due to increases in other interest and dividends and short-term investing interest and a decrease in other interest expense, partially offset by a decrease in interest income from client loans. Other interest expense decreased 17% primarily due to lower average debt balances during the current period as a result of debt repayments in 2012 and 2013. Interest income from client loans decreased 5% reflecting lower average aggregate client loan balances and average rate earned.

Interest income from short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 18% in the second quarter of 2013 primarily due to an increase in the average funds invested, partially offset by a decrease in the average rate earned. The related average funds invested increased 36% and included $7.6 billion of cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients under SEC rule 15c3-3, compared to $5.2 billion in the second quarter of 2012. The average rate earned on total funds invested decreased 6% to 0.16%. See the Liquidity and Capital Resources discussion below for additional information.

For the six month period ended June 28, 2013, net interest and dividends revenue increased 5% to $35.6 million compared to the six month period ended June 29, 2012 primarily due to an increase in short-term investing interest and a decrease in other interest expense, partially offset by a decrease in interest income from client loans. Other interest expense decreased 18% primarily due to lower average debt balances during the current period as a result of debt repayments in 2012 and 2013. Interest income from client loans decreased 6% reflecting lower average aggregate client loan balances and average rate earned.

Interest income from short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 48% in the first six months of 2013 primarily due to an increase in the average funds invested as well as the average rate earned. The related average funds invested increased 43% and included $7.6 billion of cash and investments segregated in special reserve

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

bank accounts for the benefit of U.S. clients under SEC rule 15c3-3, compared to $5.0 billion in the first six months of 2012. The average rate earned on total funds invested increased 6% to 0.17%. See the Liquidity and Capital Resources discussion below for additional information.

Other Revenue

Other revenue increased 53% to $10.7 million and 37% to $26.3 million in the second quarter and first six months of 2013 compared to the same periods in 2012, respectively. These increases are primarily attributable to increases in the value of the investments held related to the Partnership’s non-qualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in no net impact to the Partnership’s income before allocations to partners. In addition, the increase in the first six months of 2013 is due to receipt of $4.0 million related to the dissolution of the Partnership’s mortgage joint venture arrangement recognized in March 2013. The mortgage joint venture stopped accepting applications for new loans effective January 12, 2013 and was dissolved and discontinued all operations effective April 12, 2013.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor compensation	$505.4	$422.4	20%	$980.7	$847.3	16%
Home office and branch	235.3	223.2	5%	468.3	447.7	5%
Variable compensation	153.3	122.9	25%	288.5	228.4	26%
Financial advisor salary and subsidy	47.7	28.7	66%	91.3	54.5	68%

Total compensation and benefits	941.7	797.2	18%	1,828.8	1,577.9	16%

Occupancy and equipment	89.2	87.3	2%	178.7	177.2	1%
Communications and data processing	73.3	70.8	4%	146.6	141.9	3%
Payroll and other taxes	52.8	46.3	14%	110.6	99.0	12%
Advertising	13.6	13.0	5%	30.2	25.5	18%
Postage and shipping	13.8	12.0	15%	26.7	24.3	10%
Clearance fees	3.1	3.0	3%	6.4	6.5	-2%
Other operating expenses	57.1	45.9	24%	103.3	91.0	14%

Total operating expenses	$1,244.6	$1,075.5	16%	$2,431.3	$2,143.3	13%

Related metrics:
Number of branches
At period end	11,512	11,386	1%	11,512	11,386	1%
Average	11,470	11,389	1%	11,445	11,396	0%

Financial advisors:
At period end	12,786	12,240	4%	12,786	12,240	4%
Average	12,687	12,224	4%	12,602	12,209	3%
Branch employees(1):
At period end	13,731	13,484	2%	13,731	13,484	2%
Average	13,540	13,383	1%	13,481	13,302	1%
Home office employees(1):
At period end	5,144	5,044	2%	5,144	5,044	2%
Average	5,104	4,999	2%	5,095	4,966	3%
Home office employees(1) per 100 financial advisors (average)	40.2	40.9	-2%	40.4	40.7	-1%
Branch employees(1) per 100 financial advisors (average)	106.7	109.5	-3%	107.0	109.0	-2%

Average operating expenses per financial advisor(2)	$46,181	$43,374	6%	$92,216	$87,446	5%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation and variable compensation.

For the three month period ended June 28, 2013, operating expenses increased 16% to $1.2 billion compared to the three month period ended June 29, 2012 primarily due to an 18% increase in compensation and benefits (described below). The remaining operating expenses increased 9% ($24.6 million) primarily due to a 14% increase in payroll and other taxes as a result of increased compensation and a 24% increase in other operating expenses.

Financial advisor compensation (which excludes financial advisor salary and subsidy and variable compensation) increased 20% ($83.0 million) in the second quarter of 2013 primarily due to increases in trade and asset-based fee revenue on which financial advisors earn commissions. Financial advisor salary and subsidy increased 66% ($19.0 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in these programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Home office and branch salary and fringe benefit expense increased 5% ($12.1 million) in the second quarter of 2013 primarily due to wage increases, higher fringe benefits expense caused by increased healthcare costs and more personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of the Partnership’s home office employees increased 2% and branch employees increased 1%.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 25% ($30.4 million) in the second quarter of 2013 to $153.3 million.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the second quarter of 2013, the average number of home office and branch employees per 100 financial advisors decreased 2% and 3%, respectively, reflecting the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 6% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading these costs over a growing number of financial advisors.

For the six month period ended June 28, 2013, operating expenses increased 13% to $2.4 billion compared to the six month period ended June 29, 2012 primarily due to a 16% increase in compensation and benefits (described below). The remaining operating expenses increased 7% ($37.1 million) primarily due to a 12% increase in payroll and other taxes as a result of increased compensation and a 14% increase in other operating expenses.

Financial advisor compensation (which excludes financial advisor salary and subsidy and variable compensation) increased 16% ($133.4 million) in the first half of 2013 primarily due to increases in trade and asset-based fee revenue on which financial advisors earn commissions. Financial advisor salary and subsidy increased 68% ($36.8 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in these programs.

Home office and branch salary and fringe benefit expense increased 5% ($20.6 million) in the first half of 2013 primarily due to wage increases, higher fringe benefits expense caused by increased healthcare costs and more personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, the average number of the Partnership’s home office employees increased 3% and branch employees increased 1%.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 26% ($60.1 million) in the first half of 2013 to $288.5 million.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In the first half of 2013, the average number of home office and branch employees per 100 financial advisors decreased 1% and 2%, respectively, reflecting the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 5% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading these costs over a growing number of financial advisors.

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

Each segment, in its own geographic location, primarily derives revenue from the retail brokerage business as a distributor of mutual fund shares, through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, and through revenues related to assets held by and account services provided to its clients.

The Partnership evaluates segment performance based upon income before allocations to partners, as well as income before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors at the segment. As such, both income before allocations to partners and income before variable compensation are considered in evaluating segment performance.

Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations without eliminating intercompany items, such as management fees paid to affiliated entities. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial information about the Partnership’s reportable segments is presented in the following table. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
	2013	2012	% Change	2013	2012	% Change
Net revenue:
U.S.	$1,366.7	$1,168.7	17%	$2,650.2	$2,331.2	14%
Canada	50.0	45.8	9%	102.0	89.6	14%

Total net revenue	1,416.7	1,214.5	17%	2,752.2	2,420.8	14%

Operating expenses (excluding variable compensation):
U.S.	1,043.1	907.7	15%	2,045.6	1,825.1	12%
Canada	48.2	44.9	7%	97.2	89.8	8%

Total operating expenses	1,091.3	952.6	15%	2,142.8	1,914.9	12%

Pre-variable income (loss):
U.S.	323.6	261.0	24%	604.6	506.1	19%
Canada	1.8	0.9	100%	4.8	(0.2)	2500%

Total pre-variable income	325.4	261.9	24%	609.4	505.9	20%

Variable compensation:
U.S.	148.7	119.1	25%	279.9	222.0	26%
Canada	4.6	3.8	21%	8.6	6.4	34%

Total variable compensation	153.3	122.9	25%	288.5	228.4	26%

Income (loss) before allocations to partners:
U.S.	174.9	141.9	23%	324.7	284.1	14%
Canada	(2.8)	(2.9)	3%	(3.8)	(6.6)	42%

Total income before allocations to partners	$172.1	$139.0	24%	$320.9	$277.5	16%

Client assets under care ($ billions):
U.S.
At period end	$694.7	$613.6	13%	$694.7	$613.6	13%
Average	$698.1	$611.7	14%	$684.5	$609.9	12%
Canada
At period end	$16.8	$15.3	10%	$16.8	$15.3	10%
Average	$17.3	$15.4	12%	$17.1	$15.6	10%

Financial advisors:
U.S.
At period end	12,135	11,622	4%	12,135	11,622	4%
Average	12,041	11,610	4%	11,957	11,597	3%
Canada
At period end	651	618	5%	651	618	5%
Average	646	613	5%	645	612	5%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended June 28, 2013, net revenue increased 17% compared to the three month period ended June 29, 2012 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 25% ($120.0 million) primarily due to increases in advisory program fee revenue of 31% ($77.1 million) resulting from growth of the client assets under care in advisory programs due to the continued investment of client dollars as well as market increases. The increase to trade revenue of 14% ($75.8 million) is primarily due to the impact of increased client dollars invested and the impact of one additional business day in the second quarter of 2013 compared to the second quarter of 2012, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 15% in the second quarter of 2013 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network as well as higher healthcare costs.

For the six month period ended June 28, 2013, net revenue increased 14% compared to the six month period ended June 29, 2012 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 22% ($206.3 million) primarily due to increases in advisory program fee revenue of 27% ($134.7 million) resulting from growth of the client assets under care in advisory programs due to the continued investment of client dollars as well as market increases. The increase to trade revenue of 11% ($111.6 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested and the impact of one less business day in the first half of 2013 compared to the first half of 2012.

Operating expenses (excluding variable compensation) increased 12% in the first half of 2013 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network as well as higher healthcare costs.

Canada

Net revenue increased 9% in the second quarter of 2013 primarily due to increases in trade revenue and asset-based fee revenue. Trade revenue increased 11% ($2.7 million) primarily due to an increase in client dollars invested and the impact of one additional business day in the second quarter of 2013 compared to the second quarter of 2012, partially offset by a decrease in the margin earned on client dollars invested. The increase in client dollars invested is consistent with the higher levels of client activity and favorable market conditions, reflected in the 3% increase in the daily average of the Toronto Stock Exchange. Asset-based fee revenue increased 18% ($2.3 million) primarily due to an increase in service fee revenue of 18% ($2.0 million) resulting from increases in client dollars invested and the market value of the underlying assets.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) increased 7% in the second quarter of 2013 primarily due to higher financial advisor compensation caused by an increase in trade and asset-based fee revenues on which financial advisor commissions are paid.

As a result, pre-variable income improved from $0.9 million in the second quarter of 2012 to $1.8 million in the second quarter of 2013. Improvement in the Canada segment is due in part to the continued strategic focus to achieve profitability. This includes several strategic initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory programs.

For the six month period ended June 28, 2013, net revenue increased 14% primarily due to increases in trade revenue and asset-based fee revenue. Trade revenue increased 10% ($5.4 million) primarily due to an increase in client dollars invested, partially offset by the impact of one less business day in the first half of 2013 compared to the first half of 2012 and a decrease in the margin earned on client dollars invested. The increase in client dollars invested is consistent with the higher levels of client activity and favorable market conditions, reflected in the 3% increase in the daily average of the Toronto Stock Exchange. Asset-based fee revenue increased 16% ($4.0 million) primarily due to an increase in service fee revenue of 15% ($3.4 million) resulting from increases in client dollars invested and the market value of the underlying assets.

Operating expenses (excluding variable compensation) increased 8% in the second quarter of 2013 primarily due to higher financial advisor compensation caused by an increase in trade and asset-based fee revenues on which financial advisor commissions are paid.

As a result, pre-variable income (loss) improved from a loss of $0.2 million in the first half of 2012 to income of $4.8 million in the first half of 2013. Improvement in the Canada segment is due in part to the continued strategic focus to achieve profitability in Canada. This includes several strategic initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report and updated below, the Partnership continues to monitor several regulatory initiatives and proposed or potential rules (“Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. The regulatory activities that occurred during the first half of 2013 have not materially changed the Partnership’s view of the potential impact to the Partnership of these Regulatory Initiatives. The Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any Regulatory Initiatives will be enacted or the impact that any Regulatory Initiatives will have on the Partnership.

Money Market Mutual Funds. On June 5, 2013, the SEC proposed rules to further reform money market mutual funds. The proposal includes two alternative reforms, which could be adopted separately or in combination. The first alternative would require institutional prime funds to move to a floating net asset value (“NAV”). Alternative one would maintain the stable NAV for all government money market funds and other retail money market funds, defined by the proposal as any money market funds that limit shareholder redemptions to no more than $1 million per business day. Alternative two would permit money market funds to maintain a stable NAV, but provide for liquidity fees and redemption gates as a mechanism to counter shareholder redemptions in times of market stress. This alternative would require a non-government money market fund’s board to impose a two percent liquidity fee if a fund’s level of liquid assets falls below 15% of the fund’s total assets, unless the board determines this is not in the shareholder’s best interest. The fund board could also postpone or gate shareholder redemptions for up to 30 days should a fund fall below the 15% threshold. The SEC’s proposal also includes additional diversification and disclosure requirements that would apply under either alternative. The Partnership cannot predict with any certainty whether the SEC will adopt one of these alternatives, a hybrid approach combining the two alternatives, or decide to take a completely different approach to money market reform based on the written comments received from interested parties to this proposal.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 76% of its total revenue from sales and services related to mutual fund and annuity products in both the three and six month periods ended June 28, 2013, and 74% and 73% in the three and six month periods ended June 29, 2012, respectively. In addition, the Partnership derived from one mutual fund vendor 20% of its total revenue for both the three and six month periods ended June 28, 2013 and 19% of its total revenue for both the three and six month periods ended June 29, 2012. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with mutual fund vendors could have a material adverse effect on the Partnership’s results of operations.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, debt repayment obligations, distributions to partners and redemptions of partnership interests. The principal sources for meeting the Partnership’s liquidity requirements include existing liquidity and capital resources of the Partnership and funds generated from operations. The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

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

The Partnership’s capital subject to mandatory redemption at June 28, 2013, net of reserve for anticipated withdrawals, was $1.8 billion, a slight decrease of $1.6 million from December 31, 2012. This slight decrease in the Partnership’s capital subject to mandatory redemption was primarily due to the redemption of limited partner, subordinated limited partner and general partner interests ($5.3 million, $9.6 million and $92.4 million, respectively) and the increase of partnership loans outstanding during the current quarter ($60.9 million), partially offset by the retention of general partner earnings ($34.3 million) and additional capital contributions related to subordinated limited partner and general partner interests ($31.1 million and $101.2 million, respectively). During the six month periods ended June 28, 2013 and June 29, 2012, the Partnership retained 13.8% and 23.0%, respectively, of income allocated to general partners. Beginning in 2013, the Partnership decreased the amount of retention to 13.8% of net income allocated to general partners, due to the increase in individual income tax rates in 2013 and current capital needs. The decrease in the percentage of retention of income allocated to general partners did not have a material impact on the Partnership’s capital or liquidity.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. Prior to 2013, bank loans administered by the Partnership and entered into by general or subordinated limited partners to finance their capital contributions in the Partnership were repaid prior to any application of earnings towards that partner’s partnership loan. Effective January 18, 2013, there were no partnership administered bank loans outstanding related to capital contributions of general or subordinated limited partners. The Partnership paid, through earnings on behalf of the general

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

and subordinated limited partners, the $35.4 million outstanding balance on these bank loans on January 18, 2013, prior to their original one-year maturity date of February 22, 2013. In connection with this payoff, the Partnership issued $11.2 million of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) that require financing will be financed through partnership loans. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

	As of June 28, 2013
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$645,464	$305,215	$1,091,127	$2,041,806

Partnership capital owned by partners with individual loans	$153,737	$525	$577,823	$732,085

Partnership capital owned by partners with individual loans as a percent of total partnership capital	23.8%	0.2%	53.0%	35.9%

Partner loans:
Bank loans	$34,870	$—	$—	$34,870
Partnership loans	—	144	231,008	231,152

Total loans	$34,870	$144	$231,008	$266,022

Partner loans as a percent of total partnership capital	5.4%	0.0%	21.2%	13.0%
Partner loans as a percent of partnership capital owned by partners with loans	22.7%	27.4%	40.0%	36.3%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

($ in thousands)	June 28, 2013	December 31, 2012

2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	415,000

Total bank lines of credit	$810,000	$810,000

In March 2011, the Partnership entered into the 2011 Credit Facility, which has an expiration date of March 18, 2014. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2011 Credit Facility and the uncommitted lines of credit as of June 28, 2013 and December 31, 2012. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 28, 2013 and December 31, 2012, respectively.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of June 28, 2013. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of June 28, 2013, the Partnership had $425.1 million in cash and cash equivalents and $759.8 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1,184.9 million of Partnership liquidity as of June 28, 2013, a 30% ($508.6 million) decrease from $1,693.5 million at December 31, 2012. This decrease is primarily due to the $309.5 million decrease in the net payable to clients. In addition, the Partnership had $7,787.1 million and $7,714.6 million in cash and investments segregated under federal regulations as of June 28, 2013 and December 31, 2012, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of ($ in millions):

	June 28, 2013	December 31, 2012	% Change
U.S.:
Net capital	$691.3	$711.9	-3%
Net capital in excess of the minimum required	$649.5	$670.1	-3%
Net capital as a percentage of aggregate debit items	33.0%	34.0%	-3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.1%	18.5%	14%

Canada:
Regulatory risk adjusted capital	$33.0	$38.5	-14%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$28.9	$27.6	5%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.1 billion and $8.4 billion for the six month period ended June 28, 2013, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $73 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $13 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 17 basis points (0.17%) in the first six months of 2013, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As discussed in Note 1 to the Consolidated Financial Statements, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $48 million and $44 million for the six month periods ended June 28, 2013 and June 29, 2012, respectively, or approximately $95 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by approximately $95 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 28, 2013.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report and Part II, Item 1 “Legal Proceedings” in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 29, 2013:

Countrywide. There have been four cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three cases are purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007.; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010). All three cases remain pending in the U.S. District Court for the Central District of California. All three cases, however, have been tentatively settled, and the parties are awaiting court approval of the proposed settlement. It is expected that the Court will take several months before entering a final approval of the proposed settlement, which: (1) establishes a fund to be paid exclusively by Countrywide, (2) contains a complete release for all defendants in all three cases, including Edward Jones, (3) contains proposals for the administration of the settlement fund, and (4) provides for the dismissal of all three cases once the court enters the final approval of the settlement and enters a final judgment. Because Edward Jones was being indemnified and defended in all three cases, Edward Jones is not required to pay, and will not be paying, any money into the settlement fund.

On August 10, 2012, the Federal Deposit Insurance Corporation, in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters including Edward Jones. However, plaintiff does not allege that it purchased any tranche of any offering for which Edward Jones acted as dealer. Following defendant’s motion to dismiss, plaintiffs filed their first amended complaint on November 6, 2012. On April 8, 2013, the court dismissed FDIC v. Countrywide based on statute of limitations grounds. Plaintiffs have until October 7, 2013 to file an appeal.

Daniel Ezersky, individually and on behalf of all others similarly situated. On March 14, 2013, Edward Jones was named as a defendant in a putative class action lawsuit in the Circuit Court of St. Louis County, Missouri. The Petition alleges that Edward Jones breached its fiduciary duties and was unjustly enriched through the use of an online life insurance needs calculator that plaintiff claims inflated the amount of insurance he needed. Plaintiff seeks damages on behalf of Missouri residents who purchased certain life insurance products from Edward Jones between March of 2008 and the present, including: actual damages, or alternatively, judgment in an amount equal to profits gained from the sale of term, whole life or universal life insurance to plaintiff/damages class; punitive damages; injunctive relief; costs, including reasonable fees and expert witness expenses; and reasonable attorneys’ fees. The litigation is in the pleading stage and no class has been certified.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings, continued

bonds in January and February 2008. Plaintiffs, American National Life Insurance Company of Texas, Comprehensive Investment Services Inc., The Moody Foundation, and American National Insurance Company, allege to have purchased $3 million of securities in these offerings, but did not make any of these purchases through Edward Jones. This action names several other purported underwriters as defendants, as well as Lehman Brothers’ former auditor. On January 6, 2012, Edward Jones and other defendants moved to dismiss this action. On March 27, 2013, the court dismissed claims against Edward Jones related to two offerings. Claims related to one offering remained pending. On July 12, 2013, Edward Jones and certain other defendants executed an agreement to settle the claims asserted against them in this action. The settlement remains subject to finalization. Edward Jones’ payment under the settlement agreement will not have any adverse material impact on its consolidated financial condition.

Nicholas Maxwell, individually and on behalf of all others similarly situated. Edward Jones was named as a defendant in a putative class action complaint in Alameda Superior Court. The complaint asserted causes of action for unlawful wage deductions (Labor Code sections 221, 223, 400-410, 2800, 2802, Cal. Code Reg. title 8, section 11040(8)); California Unfair Competition Law violations (Business and Professions Code sections 17200-04); and waiting time penalties (Labor Code sections 201-203). Plaintiff alleges that Edward Jones improperly charged its California financial advisors fees, costs, and expenses related to trading errors or “broken” trades, and failed to timely pay wages at termination; however, plaintiff does not allege a specific amount of damages. Plaintiff filed the complaint on December 18, 2012 and Edward Jones filed its answer on February 6, 2013. Plaintiff has not yet filed his motion for class certification. There is a case management conference scheduled for October 9, 2013.

New Hampshire Investigation. In March 2012, Edward Jones received an inquiry from the State of New Hampshire in connection with its investigation into Edward Jones’ procedures regarding compliance with federal and state telemarketing rules. The state has requested documentation and interviewed individuals at Edward Jones. Edward Jones produced documents and engaged in ongoing settlement discussions with the state. On April 11, 2013 the state filed an action against Edward Jones for violations of the FINRA do-not-call rule. Edward Jones filed a motion for an independent hearing officer and a response contesting the charges on May 10, 2013. Edward Jones filed a motion for recusal of the hearing officer on May 31, 2013, and both motions were denied. Edward Jones is vigorously defending the matter and has not received a complaint from any New Hampshire client regarding the do-not-call rule. Edward Jones understands that the individual who complained to the state of New Hampshire is an Edward Jones client.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language regarding forward-looking statements in Item 2 of Part I of this Report on Form 10-Q and Part I – Item 1A of the Partnership’s Annual Report.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 28, 2013, the Partnership made the following issuance of its subordinated limited partnership interests (“SLP Interests”), which are fully described in the Partnership Agreement. The SLP Interests were issued in exchange for withdrawing general partner interests.

Date of Sale	Security	Amount of Security Sold	Aggregate Offering Price	Aggregate Underwriting Discounts or Commissions	Exemption from Registration
6/1/2013	SLP Interests	$250,000	$250,000	$0

Regulation D of The Securities Act of 1933, Rule 506; as a general partner of the Partnership, the purchaser was an Accredited Investor. The required information was provided to the purchaser, no general solicitations or advertisements were used, and reasonable care was exercised to assure that the purchaser was not an underwriter.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	**	Eleventh Amendment of Eighteenth Restated Certificate of Limited Partnership.

3.2	**	Twelfth Amendment of Eighteenth Restated Certificate of Limited Partnership.

3.3	**	Thirteenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	August 2, 2013
James D. Weddle

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2013