Form 10-Q
period 2013-09-27
JONES FINANCIAL COMPANIES LLLP
filed 2013-11-08
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

As of October 25, 2013, 642,410 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 27,	December 31,
(Dollars in thousands)	2013	2012
ASSETS:
Cash and cash equivalents	$364,561	$600,936
Cash and investments segregated under federal regulations	8,092,226	7,714,642
Securities purchased under agreements to resell	995,477	1,092,586
Receivable from:
Clients	2,265,688	2,266,874
Brokers, dealers and clearing organizations	131,027	189,119
Mutual funds, insurance companies and other	400,476	355,507
Securities owned, at fair value:
Inventory securities	88,713	74,552
Investment securities	131,347	111,904
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	537,315	537,049
Other assets	69,946	99,074

TOTAL ASSETS	$13,076,776	$13,042,243

LIABILITIES:
Payable to:
Clients	$9,977,687	$10,075,684
Brokers, dealers and clearing organizations	111,505	65,477
Securities sold, not yet purchased, at fair value	7,446	22,327
Accrued compensation and employee benefits	799,070	665,509
Accounts payable and accrued expenses	168,032	124,850
Long-term debt	4,706	5,503

	11,068,446	10,959,350

Liabilities subordinated to claims of general creditors	50,000	100,000
Contingencies (Note 8)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,842,103	1,812,247
Reserve for anticipated withdrawals	116,227	170,646

Total partnership capital subject to mandatory redemption	1,958,330	1,982,893

TOTAL LIABILITIES	$13,076,776	$13,042,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per unit information and units outstanding)	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2013	2012	2013	2012
Revenue:
Trade revenue
Commissions	$504,533	$501,736	$1,610,192	$1,462,340
Principal transactions	63,901	38,274	124,347	125,390
Investment banking	30,218	27,007	88,007	86,119

Total trade revenue	598,652	567,017	1,822,546	1,673,849
Fee revenue
Asset-based	645,891	519,285	1,833,178	1,496,250
Account and activity	142,580	141,519	421,662	425,549

Total fee revenue	788,471	660,804	2,254,840	1,921,799
Interest and dividends	32,999	33,467	98,814	99,119
Other revenue	11,598	8,147	37,914	27,352

Total revenue	1,431,720	1,269,435	4,214,114	3,722,119
Interest expense	14,255	15,134	44,471	47,010

Net revenue	1,417,465	1,254,301	4,169,643	3,675,109

Operating expenses:
Compensation and benefits	957,533	845,562	2,786,332	2,423,417
Occupancy and equipment	88,792	89,032	267,447	266,185
Communications and data processing	72,981	66,854	219,558	208,771
Payroll and other taxes	47,489	43,827	158,084	142,813
Advertising	11,451	14,089	41,670	39,613
Postage and shipping	11,863	12,194	38,573	36,541
Clearance fees	2,980	3,109	9,420	9,581
Other operating expenses	56,619	48,773	159,883	139,800

Total operating expenses	1,249,708	1,123,440	3,680,967	3,266,721

Income before allocations to partners	167,757	130,861	488,676	408,388
Allocations to partners:
Limited partners	19,405	16,941	56,719	53,107
Subordinated limited partners	18,077	14,049	53,431	45,116
General partners	130,275	99,871	378,526	310,165

Net Income	$—	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.13	$25.90	$87.77	$80.82

Weighted average $1,000 equivalent limited partnership units outstanding	644,042	654,093	646,223	657,102

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

NINE MONTHS ENDED SEPTEMBER 27, 2013 AND SEPTEMBER 28, 2012

(Unaudited)

(Dollars in thousands)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2011	$662,226	$255,414	$840,725	$1,758,365
Partnership loans outstanding, Dec 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	35,534	99,506	135,040
Redemption of partnership interests	(8,812)	(7,839)	(76,802)	(93,453)
Income allocated to partners	53,107	45,116	310,165	408,388
Distributions	(4,185)	(40,722)	(192,615)	(237,522)

Total partnership capital, including capital financed with partnership loans	702,336	287,503	1,067,832	2,057,671
Partnership loans outstanding, Sept 28, 2012	—	—	(170,152)	(170,152)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPT 28, 2012	$702,336	$287,503	$897,680	$1,887,519

Reserve for anticipated withdrawals	(48,922)	(4,394)	(46,213)	(99,529)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Sept 28, 2012	$653,414	$283,109	$851,467	$1,787,990
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2012	$695,558	$302,908	$984,427	$1,982,893

Reserve for anticipated withdrawals	(44,823)	(19,199)	(106,624)	(170,646)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2012	$650,735	$283,709	$877,803	$1,812,247
Partnership loans outstanding, Dec 31, 2012	—	—	170,264	170,264

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2012	650,735	283,709	1,048,067	1,982,511
Issuance of partnership interests	—	31,072	101,158	132,230
Redemption of partnership interests	(7,603)	(10,316)	(92,356)	(110,275)
Income allocated to partners	56,719	53,431	378,526	488,676
Distributions	(4,592)	(48,246)	(267,375)	(320,213)

Total partnership capital, including capital financed with partnership loans	695,259	309,650	1,168,020	2,172,929
Partnership loans outstanding, Sept 27, 2013	—	(126)	(214,473)	(214,599)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPT 27, 2013	$695,259	$309,524	$953,547	$1,958,330

Reserve for anticipated withdrawals	(52,127)	(5,185)	(58,915)	(116,227)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Sept 27, 2013	$643,132	$304,339	$894,632	$1,842,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income before allocations to partners	488,676	408,388
Depreciation and amortization	61,494	60,490
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(377,584)	(1,555,096)
Securities purchased under agreements to resell	97,109	(391,608)
Net payable to clients	(96,811)	1,297,793
Net receivable from brokers, dealers and clearing organizations	104,120	(6,556)
Receivable from mutual funds, insurance companies and other	(44,969)	(23,420)
Securities owned, net	(48,485)	(27,011)
Other assets	29,128	7,927
Accrued compensation and employee benefits	133,561	110,184
Accounts payable and accrued expenses	44,788	21,126

Net cash provided by (used in) operating activities	391,027	(97,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(63,366)	(24,384)

Net cash used in investing activities	(63,366)	(24,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(797)	(741)
Repayment of subordinated liabilities	(50,000)	(50,000)
Issuance of partnership interests (net of partnership loans)	38,155	41,907
Redemption of partnership interests	(110,275)	(93,453)
Distributions from partnership capital	(490,859)	(384,934)
Issuance of partnership loans	(11,203)	—
Repayment of partnership loans	60,943	9,834

Net cash used in financing activities	(564,036)	(477,387)

Net decrease in cash and cash equivalents	(236,375)	(599,554)
CASH AND CASH EQUIVALENTS:
Beginning of period	600,936	819,506

End of period	$364,561	$219,952

Cash paid for interest	$43,429	$45,391

Cash paid for taxes	$7,506	$3,952

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$2,122	$372

Issuance of general partnership interests through partnership loans in current period	$94,075	$94,098

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the three and nine month periods ended August 31, 2013 and 2012 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three and nine month periods ended September 27, 2013 and September 28, 2012, see Note 9 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

The results of operations for the three and nine month periods ended September 27, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013. These Consolidated Financial Statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”).

Revenue Recognition. The Partnership’s commissions, principal transactions and investment banking revenues are recorded on a trade date basis. All other forms of revenue are recorded on an accrual basis. The Partnership classifies its revenue into the following categories:

Commissions revenue primarily consists of charges to clients for the purchase or sale of mutual fund shares, listed and unlisted securities, and insurance products.

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

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans, inventory securities, and investment securities.

The Partnership derived from one mutual fund vendor 19% of its total revenue for both the three and nine month periods ended September 27, 2013 and 18% and 19% of its total revenue for the three and nine month periods ended September 28, 2012. All of the revenue generated from this vendor related to business conducted with the Partnership’s U.S. segment. Significant reductions in the revenues from this mutual fund source due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund vendor could have a material impact on the Partnership’s results of operations.

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

The types of assets and liabilities categorized as Level I generally are U.S. treasuries, investments in publicly traded mutual funds with quoted market prices, government and agency obligations, and equities listed in active markets.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with related market data at the measurement date and for the duration of the instrument’s anticipated life. The Partnership uses the market approach valuation technique which incorporates third-party pricing services and other relevant observable information (such as market interest rates, yield curves, prepayment risk and credit risk generated by market transactions involving identical or comparable assets or liabilities) in valuing these types of investments. When third-party pricing services are used, the methods and assumptions used are reviewed by the Partnership.

The types of assets and liabilities categorized as Level II generally are certificates of deposit, state and municipal obligations, and corporate bonds and notes.

Level III – Inputs are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended September 27, 2013 and December 31, 2012. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables set forth the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of
	September 27, 2013
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,256,092	$—	$—	$1,256,092
Certificates of deposit	—	225,000	—	225,000

Total investments segregated under federal regulations	$1,256,092	$225,000	$—	$1,481,092

Securities owned:
Inventory securities:
State and municipal obligations	$—	$44,183	$—	$44,183
Equities	33,631	—	—	33,631
Certificates of deposit	—	5,007	—	5,007
Corporate bonds and notes	—	3,326	—	3,326
Other	1,259	1,307	—	2,566

Total inventory securities	$34,890	$53,823	$—	$88,713

Investment securities:
Mutual funds	$105,409	$—	$—	$105,409
Government and agency obligations	19,225	—	—	19,225
Equities	5,697	—	—	5,697
Other	—	1,016	—	1,016

Total investment securities	$130,331	$1,016	$—	$131,347

	Financial Liabilities at Fair Value as of
	September 27, 2013
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Equities	$4,133	$—	$—	$4,133
Corporate bonds and notes	—	1,445	—	1,445
State and municipal obligations	—	1,233	—	1,233
Other	289	346	—	635

Total securities sold, not yet purchased	$4,422	$3,024	$—	$7,446

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,006,928	$—	$—	$1,006,928
Certificates of deposit	—	100,000	—	100,000

Total investments segregated under federal regulations	$1,006,928	$100,000	$—	$1,106,928

Securities owned:
Inventory securities:
State and municipal obligations	$—	$46,705	$—	$46,705
Equities	17,845	—	—	17,845
Certificates of deposit	—	4,236	—	4,236
Corporate bonds and notes	—	3,183	—	3,183
Other	1,166	1,417	—	2,583

Total inventory securities	$19,011	$55,541	$—	$74,552

Investment securities:
Mutual funds	$89,743	$—	$—	$89,743
Government and agency obligations	14,678	—	—	14,678
Equities	6,184	—	—	6,184
Other	—	1,299	—	1,299

Total investment securities	$110,605	$1,299	$—	$111,904

	Financial Liabilities at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Mutual funds	$12,014	$—	$—	$12,014
Equities	5,133	—	—	5,133
Certificates of deposit	—	2,774	—	2,774
Corporate bonds and notes	—	1,492	—	1,492
Other	314	600	—	914

Total securities sold, not yet purchased	$17,461	$4,866	$—	$22,327

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $5,500 and $2,000 at September 27, 2013 and December 31, 2012, respectively. The average notional amounts of futures contracts outstanding throughout the three and nine month periods ended September 27, 2013 and the year ended December 31, 2012 were approximately $7,700, $7,000 and $4,700, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment loss of $16 and gain of $7 are included in the Consolidated Statements of Financial Condition as of September 27, 2013 and December 31, 2012, respectively. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income, were gains of $13 and $214 for the three and nine month periods ended September 27, 2013, respectively, and losses of $103 and $393 for the three and nine month periods ended September 28, 2012, respectively.

The Partnership estimates the fair value of long-term debt and the liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt, using current interest rates for debt of a similar nature as that of the Partnership (Level II input). The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of:

	September 27,	December 31,
	2013	2012
Long-term debt	$5,067	$6,091
Liabilities subordinated to claims of general creditors	50,000	103,396

Total	$55,067	$109,487

See Notes 4 and 5 for the carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 27,	December 31,
	2013	2012
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	415,000

Total lines of credit	$810,000	$810,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three-year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), which has an expiration date of March 18, 2014. The Partnership is currently working with the majority of banks participating in the existing 2011 Credit Facility to establish a new, longer-termed facility. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2011 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.50% to 2.25%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.50% to 1.25% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2011 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,200,000 plus 50% of subsequent issuances of partnership capital. As of September 27, 2013, the Partnership is in compliance with all covenants related to the 2011 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2011 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and partnership securities, which would serve as collateral in the event the Partnership borrowed against these lines. There were no amounts outstanding on the uncommitted lines of credit as of September 27, 2013 and December 31, 2012. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 27, 2013 and December 31, 2012, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of:

	September 27,	December 31,
	2013	2012
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$4,706	$5,503

	$4,706	$5,503

NOTE 5 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of:

	September 27,	December 31,
	2013	2012
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$50,000	$100,000

	$50,000	$100,000

In June 2013, the Partnership paid the annual scheduled installment of $50,000.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	September 27,	December 31,
	2013	2012
Partnership capital outstanding:
Limited partnership capital	$643,132	$650,735
Subordinated limited partnership capital	304,465	283,709
General partnership capital	1,109,105	1,048,067

Total partnership capital outstanding	2,056,702	1,982,511
Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(170,264)	(86,853)
Partnership loans issued during the period	(105,278)	(94,170)
Repayment of partnership loans during the period	60,943	10,759

Total partnership loans outstanding	(214,599)	(170,264)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,842,103	1,812,247
Reserve for anticipated withdrawals	116,227	170,646

Partnership capital subject to mandatory redemption	$1,958,330	$1,982,893

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital be classified as a liability. In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in presentation of $0 net income.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of September 27, 2013 and December 31, 2012, the outstanding amount of partner loans financed through the Partnership was $214,599 and $170,264, respectively. Interest income from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $1,857 and $5,765 for the three and nine month periods ended September 27, 2013, respectively, and $1,420 and $4,267 for the three and nine month periods ended September 28, 2012, respectively. Partnership loans issued during the nine month period ended September 27, 2013 consisted of $94,075 of new capital contributions and $11,203 of partnership loans issued in connection with paying off bank loans, as further discussed below.

On January 18, 2013, the Partnership paid, through earnings on behalf of the general and subordinated limited partners, the $35,393 outstanding balance on partnership administered bank loans related to capital contributions of general or subordinated limited partners. The original one-year maturity date of these loans was February 22, 2013. In connection with this payoff, the Partnership issued $11,203 of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $12,074 and $36,354 for the three and nine month periods ended September 27, 2013, respectively, and $12,265 and $36,962 for the three and nine month periods ended September 28, 2012, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	September 27,	December 31,
	2013	2012
U.S.:
Net capital	$949,465	$711,894
Net capital in excess of the minimum required	$907,727	$670,072
Net capital as a percentage of aggregate debit items	45.5%	34.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	29.9%	18.5%
Canada:
Regulatory risk adjusted capital	$29,472	$38,488
Regulatory risk adjusted capital in excess of the minimum required to be held by the Investment Industry Regulatory Organization of Canada (“IIROC”)	$23,744	$27,567

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

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of possible loss is $3,000 to $37,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

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

Each segment, in its own geographic location, primarily derives revenue from the retail brokerage business for the purchase or sale of mutual fund shares, listed and unlisted securities and insurance products, as well as from principal transactions, investment banking, and fees related to assets held by and account services provided to its clients.

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income (loss) before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors at the segment.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Net revenue:
U.S.	$1,369,065	$1,213,841	$4,019,231	$3,545,087
Canada	48,400	40,460	150,412	130,022

Total net revenue	$1,417,465	$1,254,301	$4,169,643	$3,675,109

Pre-variable income (loss):
U.S.	$337,283	$269,986	$941,926	$776,121
Canada	1,220	(2,506)	6,001	(2,733)

Total pre-variable income	338,503	267,480	947,927	773,388
Variable compensation:
U.S.	166,496	133,886	446,379	355,906
Canada	4,250	2,733	12,872	9,094

Total variable compensation	170,746	136,619	459,251	365,000
Income (loss) before allocations to partners:
U.S.	170,787	136,100	495,547	420,215
Canada	(3,030)	(5,239)	(6,871)	(11,827)

Total income before allocations to partners	$167,757	$130,861	$488,676	$408,388

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Sept 27, 2013	$995,477	—	995,477	—	(995,477)	$—
Dec 31, 2012	$1,092,586	—	1,092,586	—	(1,092,586)	$—

(1)	Actual collateral was greater than 102% of the related assets for U.S. agreements and greater than 100% for Canada agreements for all periods presented.

NOTE 11 – SUBSEQUENT EVENT

As disclosed in the 2012 Annual Report, in order to address the current size and expected growth in Advisory Solutions the Partnership launched a new sub-advised mutual fund, Bridge Builder Trust (the “Trust”). In 2013, the Trust filed documentation with the SEC to register as an investment company. In October 2013, the SEC declared the registration statement effective and the Bridge Builder Bond Fund became the first fund in the Trust and is now available to clients through Advisory Solutions. As also disclosed in the 2012 Annual Report, Olive Street Investment Advisers, L.L.C. (“OLV”), a 100% wholly-owned subsidiary of JFC and a Missouri limited liability company, was formed in December 2012 to be the investment adviser to the Bridge Builder funds. In July 2013, the Trust hired OLV as the overall investment advisor to the Trust’s sub-advised mutual funds.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends (net of interest expense) and other revenue. In the Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of limited partner interests, and the balances of partnership loans, long-term debt and liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three and nine month periods ended September 27, 2013 and September 28, 2012. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Revenue:
Trade revenue:
Commissions	$504.6	$501.7	1%	$1,610.2	$1,462.3	10%
Principal transactions	63.9	38.3	67%	124.4	125.4	-1%
Investment banking	30.2	27.0	12%	88.0	86.1	2%

Total trade revenue	598.7	567.0	6%	1,822.6	1,673.8	9%

% of net revenue	42%	45%		44%	46%
Fee revenue:
Asset-based	645.9	519.3	24%	1,833.2	1,496.3	23%
Account and activity	142.6	141.5	1%	421.6	425.5	-1%

Total fee revenue	788.5	660.8	19%	2,254.8	1,921.8	17%

% of net revenue	56%	53%		54%	52%
Net interest and dividends	18.7	18.3	2%	54.3	52.1	4%
Other revenue	11.6	8.2	41%	37.9	27.4	38%

Net revenue	1,417.5	1,254.3	13%	4,169.6	3,675.1	13%
Operating expenses	1,249.7	1,123.4	11%	3,680.9	3,266.7	13%

Income before allocations to partners	$167.8	$130.9	28%	$488.7	$408.4	20%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$26.4	$24.6	7%	$80.6	$72.0	12%
Advisory programs ($ billions)	$4.5	$2.9	55%	$14.6	$8.8	66%
Client households at period end (millions)	4.58	4.50	2%	4.58	4.50	2%
Net new assets for the period end ($ billions)	$9.7	$7.2	35%	$30.8	$22.2	39%
Client assets under care:
Total:
At period end ($ billions)	$745.8	$659.5	13%	$745.8	$659.5	13%
Average ($ billions)	$728.4	$648.8	12%	$711.3	$633.3	12%
Advisory programs:
At period end ($ billions)	$106.8	$83.3	28%	$106.8	$83.3	28%
Average ($ billions)	$103.4	$80.3	29%	$97.4	$76.7	27%
Financial advisors:
At period end	12,996	12,301	6%	12,996	12,301	6%
Average	12,877	12,258	5%	12,693	12,225	4%
Attrition %	9.1%	10.6%	n/a	9.3%	11.0%	n/a
Dow Jones Industrial Average:
At period end	15,258	13,437	14%	15,258	13,437	14%
Average for period	15,288	13,114	17%	14,760	12,907	14%
S&P 500 Index:
At period end	1,692	1,441	17%	1,692	1,441	17%
Average for period	1,675	1,401	20%	1,601	1,367	17%

(1)	Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions generating a commission. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2013 versus 2012 Overview

The Partnership experienced strong financial results during the third quarter of 2013 compared to the same period in 2012, including record revenue and record client assets under care. Results also reflect solid revenue growth, especially fee revenue, and increased profits. The financial services industry is affected by the overall strength of the economy and financial market performance. The Partnership’s financial results reflect a benefit from improved market conditions, evidenced by increases of 20% in the daily average S&P 500 Index and 17% in the daily average Dow Jones Industrial Average. However, overall economic conditions continue to reflect uncertainty.

The Partnership’s key performance measures were strong during the third quarter of 2013. Average client assets under care grew 12% to $728.4 billion, which included a 29% increase in the advisory programs’ average assets under care to $103.4 billion. In addition, client dollars invested related to trade revenue were up 7% and net new assets increased 35%.

For the third quarter of 2013, net revenue of $1.4 billion increased 13% over the third quarter of 2012. This increase was led by a 19% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. Revenue growth was also driven by a 6% increase in trade revenue.

Operating expenses increased 11% in the third quarter of 2013 compared to the third quarter of 2012, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the 13% increase in net revenue, partially offset by the 11% increase in operating expenses, generated income before allocations to partners of $167.8 million, a 28% increase over the prior year period.

Year to Date 2013 versus 2012 Overview

The Partnership experienced strong financial results during the first nine months of 2013 compared to 2012, reflecting solid revenue growth, especially fee revenue, and increased profits. Financial results reflect a benefit from improved market conditions, including increases of 17% in the daily average S&P 500 Index and 14% in the daily average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the first nine months of 2013. Average client assets under care grew 12% to $711.3 billion, which included a 27% increase in the advisory programs’ average assets under care to $97.4 billion. In addition, client dollars invested related to trade revenue were up 12% and net new assets increased 39%.

For the first nine months of 2013, net revenue of $4.2 billion increased 13% over the first nine months of 2012. This increase was led by a 17% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. Revenue growth was also driven by a 9% increase in trade revenue.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 13% in the first nine months of 2013 compared to 2012, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the 13% increase in net revenue, partially offset by the 13% increase in operating expenses, generated income before allocations to partners of $488.7 million, a 20% increase over the prior year period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 27, 2013 AND SEPTEMBER 28, 2012

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 6% to $598.7 million and 9% to $1,822.6 million in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. The increase in trade revenue for the third quarter and first nine months of 2013 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

Commissions

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Commissions revenue ($ millions):
Mutual funds	$266.5	$264.3	1%	$893.1	$768.0	16%
Equities	145.2	139.5	4%	443.6	401.2	11%
Insurance	92.9	97.9	-5%	273.5	293.1	-7%

Total commissions revenue	$504.6	$501.7	1%	$1,610.2	$1,462.3	10%

Related metrics:
Client dollars invested ($ billions)	$20.4	$20.2	1%	$65.8	$58.1	13%
Margin per $1,000 invested	$24.70	$24.90	-1%	$24.50	$25.20	-3%
U.S. business days	63	63	0%	187	188	-1%

For the three months ended September 27, 2013, commissions revenue increased 1% to $504.6 million compared to the three months ended September 28, 2012. The increase was primarily due to a 1% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and clients continuing to reinvest their dollars from fixed income products into mutual fund and equity products. This increase was partially offset by a 1% decrease in the margin per $1,000 invested. Margin decreased slightly due to a change in product mix, reflecting proportionally less insurance revenue which has a higher margin.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 27, 2013, commissions revenue increased 10% to $1,610.2 million compared to the nine months ended September 28, 2012. The increase was primarily due to a 13% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and clients continuing to reinvest their dollars from fixed income products into mutual fund and equity products. This increase was partially offset by a 3% decrease in the margin per $1,000 invested, reflecting a change in product mix due to proportionally less insurance revenue which has a higher margin. In addition, the average trade size of mutual fund products has increased, resulting in lower commission rates and thus a decrease in margin earned.

Principal Transactions

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Principal transactions revenue ($ millions):
State and municipal obligations	$51.7	$29.0	78%	$101.5	$92.9	9%
Corporate bonds and notes	4.5	3.4	32%	12.2	13.2	-8%
Certificates of deposit	4.0	3.5	14%	8.6	10.3	-17%
Unit investment trusts	2.7	0.4	575%	4.5	3.7	22%
Government and agency obligations	0.6	0.6	0%	2.0	2.5	-20%
Collateralized mortgage obligations	0.3	0.3	0%	0.9	1.2	-25%
Net inventory gain (loss)	0.1	1.1	-91%	(5.3)	1.6	-431%

Total principal transactions revenue	$63.9	$38.3	67%	$124.4	$125.4	-1%

Related metrics:
Client dollars invested ($ billions)	$4.7	$3.4	38%	$11.1	$10.6	5%
Margin per $1,000 invested	$13.60	$11.00	24%	$11.70	$11.70	0%
U.S. business days	63	63	0%	187	188	-1%

For the three months ended September 27, 2013, principal transactions revenue increased 67% to $63.9 million compared to the three months ended September 28, 2012. Overall, principal transactions revenue was positively impacted by relatively higher interest rates during the quarter which increased demand. The most notable increase was in revenue from state and municipal obligations due to increased market activity and an overall 38% increase in client dollars invested in the third quarter of 2013 compared to the third quarter of 2012. Additionally, margin per $1,000 invested increased 24% in the third quarter of 2013 as client investment purchases shifted towards products with longer maturities which have higher margins.

For the nine months ended September 27, 2013, principal transactions revenue decreased 1% to $124.4 million compared to the nine months ended September 28, 2012. Overall, principal transactions revenue was impacted by an increase in revenue from state and municipal obligations, offset by a net inventory loss. The growth in revenue from state and municipal obligations was due to increased market activity in the third quarter of 2013 and an overall 5% increase in client dollars invested during the nine months ended September 27, 2013 compared to the prior year period. Additionally, margin per $1,000 invested was flat. Volatility of interest rates in the second quarter resulted in a net inventory loss of $5.3 million for the nine months ended September 27, 2013.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Investment banking revenue ($ millions):
Distribution	$28.4	$26.0	9%	$83.8	$82.4	2%
Underwriting	1.8	1.0	80%	4.2	3.7	14%

Total investment banking revenue	$30.2	$27.0	12%	$88.0	$86.1	2%

Related metrics:
Client dollars invested ($ billions)	$1.3	$1.1	18%	$3.8	$3.3	15%
Margin per $1,000 invested	$22.80	$25.40	-10%	$23.30	$26.10	-11%
U.S. business days	63	63	0%	187	188	-1%

For the three months ended September 27, 2013, investment banking revenue increased 12% to $30.2 million compared to the three months ended September 28, 2012. The increase in investment banking revenue was primarily due to an 18% increase in client dollars invested, resulting from improved market conditions. This increase was partially offset by a 10% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

For the nine months ended September 27, 2013, investment banking revenue increased 2% to $88.0 million compared to the nine months ended September 28, 2012. The increase in investment banking revenue was primarily due to a 15% increase in client dollars invested, resulting from improved market conditions. This increase was partially offset by an 11% decrease in the margin earned per $1,000 invested, resulting from a shift in client investments away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 19% to $788.5 million and 17% to $2,254.8 million in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. The increase in fee revenue for the third quarter and first nine months of 2013 was primarily due to higher asset values and continued investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Asset-based fee revenue ($ millions):
Advisory program fees	$353.5	$270.1	31%	$986.8	$768.2	28%
Service fees	243.4	205.1	19%	700.1	595.8	18%
Revenue sharing	38.9	33.5	16%	114.8	102.3	12%
Trust fees	8.6	7.3	18%	24.9	20.7	20%
Cash solutions	1.5	3.3	-55%	6.6	9.3	-29%

Total asset-based fee revenue	$645.9	$519.3	24%	$1,833.2	$1,496.3	23%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$401.8	$335.7	20%	$386.6	$325.2	19%
Advisory programs	103.0	80.1	29%	97.1	76.5	27%
Insurance	63.4	54.9	15%	60.8	53.9	13%
Cash solutions	19.9	18.3	9%	19.8	18.1	9%

Total client asset values	$588.1	$489.0	20%	$564.3	$473.7	19%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion represents 98% of consolidated asset-based fee revenue for 2013 periods presented and 97% for 2012 periods presented.

For the three months ended September 27, 2013, asset-based fee revenue increased 24% to $645.9 million compared to the three months ended September 28, 2012. The increase is primarily due to higher advisory program fees and service fees. Advisory program fees revenue growth is primarily due to increased investment of client dollars into advisory programs, which includes new client assets and increases in the market value of the underlying assets. Service fees revenue increased in the third quarter of 2013 primarily due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund and insurance products, which includes new client assets.

For the nine months ended September 27, 2013, asset-based fee revenue increased 23% to $1,833.2 million compared to the nine months ended September 28, 2012. The increase is primarily due to higher advisory program fees and service fees. Advisory program fees revenue growth is primarily due to increased investment of client dollars into the advisory programs, which includes new client assets and increases in the market value of the underlying assets. Service fees revenue increased in the first nine months of 2013 primarily due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund and insurance products, which includes new client assets.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$88.9	$80.5	10%	$259.6	$240.9	8%
Retirement account fees	31.1	34.4	-10%	91.5	101.9	-10%
Other account and activity fees	22.6	26.6	-15%	70.5	82.7	-15%

Total account and activity fee revenue	$142.6	$141.5	1%	$421.6	$425.5	-1%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	20.0	18.5	8%	19.6	18.3	7%
Retirement accounts	4.2	3.9	8%	4.1	3.9	5%

(1)	Amount represents average number of individual mutual fund holdings serviced on which the Partnership recognizes sub-transfer agent services revenue.

For the three months ended September 27, 2013, account and activity fee revenue increased 1% to $142.6 million compared to the three months ended September 28, 2012. Revenue growth was led by sub-transfer agent services due to the increase in the number of average client mutual fund holdings serviced. This increase was partially offset by a decrease in retirement account fees as more client accounts reached the asset level at which fees are waived. Effective January 1, 2013, the Partnership reduced the asset level on which retirement account fees and certain other account activity fees are waived. This change is not expected to have a material impact on the Partnership’s financial results. Other account and activity fees decreased primarily due to declines in mortgage revenue (see further discussion in Other Revenue), banking services revenue and other transaction fees.

For the nine months ended September 27, 2013, account and activity fee revenue decreased 1% to $421.6 million compared to the nine months ended September 28, 2012. Retirement account fees decreased as more client accounts reached the asset level at which fees are waived (as noted above). Other account and activity fees decreased primarily due to declines in mortgage revenue, banking services revenue and other transaction fees. These decreases were partially offset by higher sub-transfer agent services primarily related to an increase in the number of average client mutual fund holdings serviced.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$26.9	$28.2	-5%	$79.7	$84.5	-6%
Short-term investing interest	3.4	2.9	17%	10.4	7.8	33%
Other interest and dividends	2.7	2.3	17%	8.7	6.8	28%
Limited partnership interest expense	(12.1)	(12.3)	-2%	(36.4)	(37.0)	-2%
Other interest expense	(2.2)	(2.8)	-21%	(8.1)	(10.0)	-19%

Total net interest and dividends revenue	$18.7	$18.3	2%	$54.3	$52.1	4%

Related metrics ($ millions):
Average aggregate client loan balance	$2,104.1	$2,205.3	-5%	$2,102.8	$2,198.4	-4%
Average rate earned	5.12%	5.13%	0%	5.12%	5.16%	-1%
Average funds invested	$8,820.8	$6,697.3	32%	$8,578.4	$6,179.6	39%
Average rate earned	0.15%	0.18%	-17%	0.16%	0.17%	-6%
Weighted average $1,000 equivalent limited partnership units outstanding	644,042	654,093	-2%	646,223	657,102	-2%

For the three month period ended September 27, 2013, net interest and dividends revenue increased 2% to $18.7 million compared to the three month period ended September 28, 2012. Other interest expense decreased 21% primarily due to lower average debt balances during the current period as a result of debt repayments. Interest income from short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations, and securities purchased under agreements to resell increased 17% in the third quarter of 2013 primarily due to an increase in the average funds invested, partially offset by a decrease in the average rate earned. Other interest and dividends increased 17% due to higher interest earned on partnership loans. These favorable items were partially offset by a 5% decrease in interest income from client loans, a reflection of a lower average aggregate client loan balance.

For the nine month period ended September 27, 2013, net interest and dividends revenue increased 4% to $54.3 million compared to the nine month period ended September 28, 2012. Other interest expense decreased 19% primarily due to lower average debt balances during the current period as a result of debt repayments. Interest income from short-term investments increased 33% in the first nine months of 2013 primarily due to increases in the average funds invested, partially offset by a decrease in the average rate earned. Other interest and dividends increased 28% due to higher interest earned on partnership loans. These favorable items were partially offset by a 6% decrease in interest income from client loans, a reflection of a lower average aggregate client loan balance and a lower average rate earned.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue increased 41% to $11.6 million and 38% to $37.9 million in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. These increases are primarily attributable to increases in value of the investments held related to the Partnership’s nonqualified deferred compensation plan. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in no net impact to the Partnership’s income before allocations to partners. In addition, the increase in the first nine months of 2013 is due to receipt of $4.0 million related to the dissolution of the Partnership’s mortgage joint venture arrangement recognized in March 2013. The mortgage joint venture stopped accepting applications for new loans effective January 12, 2013 and was dissolved and discontinued all operations effective April 12, 2013.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor compensation	$503.2	$441.3	14%	$1,483.9	$1,288.5	15%
Home office and branch	233.2	231.0	1%	701.5	678.7	3%
Variable compensation	170.7	136.6	25%	459.2	365.0	26%
Financial advisor salary and subsidy	50.4	36.7	37%	141.7	91.2	55%

Total compensation and benefits	957.5	845.6	13%	2,786.3	2,423.4	15%
Occupancy and equipment	88.8	89.0	0%	267.4	266.2	0%
Communications and data processing	73.0	66.8	9%	219.5	208.8	5%
Payroll and other taxes	47.5	43.8	8%	158.1	142.8	11%
Advertising	11.4	14.1	-19%	41.7	39.6	5%
Postage and shipping	11.9	12.2	-2%	38.6	36.5	6%
Clearance fees	3.0	3.1	-3%	9.4	9.6	-2%
Other operating expenses	56.6	48.8	16%	159.9	139.8	14%

Total operating expenses	$1,249.7	$1,123.4	11%	$3,680.9	$3,266.7	13%

Related metrics:
Number of branches:
At period end	11,584	11,396	2%	11,584	11,396	2%
Average	11,539	11,378	1%	11,476	11,390	1%
Financial advisors:
At period end	12,996	12,301	6%	12,996	12,301	6%
Average	12,877	12,258	5%	12,693	12,225	4%
Branch employees(1):
At period end	13,732	13,351	3%	13,732	13,351	3%
Average	13,783	13,488	2%	13,577	13,364	2%
Home office employees(1):
At period end	5,123	5,046	2%	5,123	5,046	2%
Average	5,136	5,046	2%	5,106	4,992	2%
Home office employees(1) per
100 financial advisors (average)	39.9	41.2	-3%	40.2	40.8	-1%
Branch employees(1) per 100 financial advisors (average)	107.0	110.0	-3%	107.0	109.3	-2%
Average operating expenses per financial advisor(2)	$44,715	$44,503	0%	$136,910	$131,956	4%

(1)	Counted on a full-time equivalent (“FTEs”) basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended September 27, 2013, operating expenses increased 11% to $1.2 billion compared to the three month period ended September 28, 2012 primarily due to a 13% increase in compensation and benefits (described below). The remaining operating expenses increased 5% ($14.4 million) primarily due to a 9% increase in communications and data processing and a 16% increase in other operating expenses.

Financial advisor compensation increased 14% ($61.9 million) in the third quarter of 2013 primarily due to increases in trade and asset-based fee revenue on which financial advisors earn commissions. Financial advisor salary and subsidy increased 37% ($13.7 million) primarily due to more financial advisors participating in new compensation initiatives.

Home office and branch salary expense increased 4%, partially offset by a decrease in fringe benefit expense, resulting in an overall increase of 1% ($2.2 million) in the third quarter of 2013 primarily due to more personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, both the average number of the Partnership’s home office employees and branch employees increased 2%.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 25% ($34.1 million) in the third quarter of 2013 to $170.7 million.

The Partnership uses the ratios of both the number of home office employees and branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the third quarter of 2013, both the average number of home office employees and branch employees per 100 financial advisors decreased 3%, reflecting the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor was essentially flat as increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network were offset by the impact of spreading these costs over a growing number of financial advisors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine month period ended September 27, 2013, operating expenses increased 13% to $3.7 billion compared to the nine month period ended September 28, 2012 primarily due to a 15% increase in compensation and benefits (described below). The remaining operating expenses increased 6% ($51.3 million) primarily due to an 11% increase in payroll and other taxes as a result of increased compensation and a 14% increase in other operating expenses.

Financial advisor compensation increased 15% ($195.4 million) in the first nine months of 2013 primarily due to increases in trade and asset-based fee revenue on which financial advisors earn commissions. Financial advisor salary and subsidy increased 55% ($50.5 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in these programs.

Home office and branch salary and fringe benefit expense increased 3% ($22.8 million) in the first nine months of 2013 primarily due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network. On a full-time equivalent basis, both the average number of the Partnership’s home office employees and branch employees increased 2%.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 26% ($94.2 million) in the first nine months of 2013 to $459.2 million.

In the first nine months of 2013, the average number of home office employees and branch employees per 100 financial advisors decreased 1% and 2%, respectively, reflecting the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 4% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading these costs over a growing number of financial advisors.

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

Each segment, in its own geographic location, primarily derives revenue from the retail brokerage business for the purchase or sale of mutual fund shares, listed and unlisted securities and insurance products, as well as from principal transactions, investment banking, and fees related to assets held by and account services provided to its clients.

The Partnership evaluates segment performance based upon income before allocations to partners, as well as income before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income (loss) before variable compensation. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors at the segment. As such, both income (loss) before allocations to partners and income (loss) before variable compensation are considered in evaluating segment performance.

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

The following table shows financial information for the Partnership’s reportable segments. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,		Sept 27,	Sept 28,
	2013	2012	% Change	2013	2012	% Change
Net revenue:
U.S.	$1,369.1	$1,213.8	13%	$4,019.2	$3,545.1	13%
Canada	48.4	40.5	20%	150.4	130.0	16%

Total net revenue	1,417.5	1,254.3	13%	4,169.6	3,675.1	13%
Operating expenses (excluding variable compensation):
U.S.	1,031.8	943.8	9%	3,077.3	2,769.0	11%
Canada	47.2	43.0	10%	144.4	132.7	9%

Total operating expenses	1,079.0	986.8	9%	3,221.7	2,901.7	11%
Pre-variable income (loss):
U.S.	337.3	270.0	25%	941.9	776.1	21%
Canada	1.2	(2.5)	148%	6.0	(2.7)	322%

Total pre-variable income	338.5	267.5	27%	947.9	773.4	23%
Variable compensation:
U.S.	166.5	133.9	24%	446.4	355.9	25%
Canada	4.2	2.7	56%	12.8	9.1	41%

Total variable compensation	170.7	136.6	25%	459.2	365.0	26%
Income (loss) before allocations to partners:
U.S.	170.8	136.1	25%	495.5	420.2	18%
Canada	(3.0)	(5.2)	42%	(6.8)	(11.8)	42%

Total income before allocations to partners	$167.8	$130.9	28%	$488.7	$408.4	20%

Client assets under care ($ billions):
U.S.
At period end	$728.1	$643.0	13%	$728.1	$643.0	13%
Average	$711.1	$632.8	12%	$694.1	$617.5	12%
Canada
At period end	$17.7	$16.4	8%	$17.7	$16.4	8%
Average	$17.3	$16.1	7%	$17.2	$15.8	9%
Financial advisors:
U.S.
At period end	12,333	11,678	6%	12,333	11,678	6%
Average	12,223	11,631	5%	12,045	11,608	4%
Canada
At period end	663	623	6%	663	623	6%
Average	655	627	4%	648	617	5%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended September 27, 2013, net revenue increased 13% compared to the three month period ended September 28, 2012 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 25% ($124.3 million) primarily due to growth in advisory program fees revenue of 31% ($83.1 million). The growth reflects an increase in client assets under care in advisory programs resulting from continued investment of client dollars as well as market increases. The increase in trade revenue of 5% ($29.3 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 9% in the third quarter of 2013 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network.

For the nine month period ended September 27, 2013, net revenue increased 13% compared to the nine month period ended September 28, 2012 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 23% ($330.6 million) primarily due to growth in advisory program fees revenue of 28% ($217.8 million). The growth reflects an increase in client assets under care in advisory programs resulting from continued investment of client dollars as well as market increases. The increase in trade revenue of 9% ($141.0 million) is primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested and the impact of one less business day in the first nine months of 2013 compared to the prior year period.

Operating expenses (excluding variable compensation) increased 11% in the first nine months of 2013 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Canada

Net revenue increased 20% in the third quarter of 2013 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 18% ($2.3 million) primarily due to an increase in service fee revenue of 17% ($2.0 million) reflecting increases in client assets under care resulting from the investment of client dollars and the market value of the underlying assets. Trade revenue increased 10% ($2.3 million) primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned on client dollars invested. The increase in client dollars invested is consistent with the higher levels of client activity and favorable market conditions, a reflection of the 7% increase in the daily average of the Toronto Stock Exchange.

Operating expenses (excluding variable compensation) increased 10% in the third quarter of 2013 primarily due to higher financial advisor compensation resulting from an increase in trade and asset-based fee revenues on which financial advisor commissions are paid.

As a result, pre-variable income (loss) improved from a loss of $2.5 million in the third quarter of 2012 to income of $1.2 million in the third quarter of 2013. Improvement in the Canada segment is due in part to the continued focus to achieve profitability. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory programs.

For the nine month period ended September 27, 2013, net revenue increased 16% primarily due to increases in trade revenue and asset-based fee revenue. Trade revenue increased 10% ($7.7 million) primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned on client dollars invested. The increase in client dollars invested is consistent with the higher levels of client activity and favorable market conditions, a reflection of the 4% increase in the daily average of the Toronto Stock Exchange. Asset-based fee revenue increased 17% ($6.3 million) primarily due to an increase in service fee revenue of 16% ($5.5 million) reflecting increases in client assets under care resulting from the investment of client dollars and the market value of the underlying assets.

Operating expenses (excluding variable compensation) increased 9% in the first nine months of 2013 primarily due to higher financial advisor compensation resulting from an increase in trade and asset-based fee revenues on which financial advisor commissions are paid.

As a result, pre-variable income (loss) improved from a loss of $2.7 million in the first nine months of 2012 to income of $6.0 million in the first nine months of 2013. Improvement in the Canada segment is due in part to the continued focus to achieve profitability in Canada as noted above.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report and updated in the “Legislative and Regulatory Reform” section in Part I, Item 2 of the Partnership’s Quarterly Report on Form 10-Q for the period ended June 28, 2013, the Partnership continues to monitor several regulatory initiatives and proposed or potential rules (“Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. The regulatory activities that occurred during the first nine months of 2013 have not materially changed the Partnership’s view of the potential impact to the Partnership of these Regulatory Initiatives. The Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any Regulatory Initiatives will be enacted or the impact that any Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 74% and 75% of its total revenue from sales and services related to mutual fund and annuity products in the three and nine month periods ended September 27, 2013, respectively, and 74% and 73% in the three and nine month periods ended September 28, 2012, respectively. In addition, the Partnership derived from one mutual fund vendor 19% of its total revenue for both the three and nine month periods ended September 27, 2013, and 18% and 19% of its total revenue for the three and nine month periods ended September 28, 2012, respectively. All of the revenue generated from this vendor relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at September 27, 2013, net of reserve for anticipated withdrawals, was $1.8 billion, an increase of $29.9 million from December 31, 2012. This slight increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($52.2 million) and additional capital contributions related to subordinated limited partner and general partner interests ($31.1 million and $101.2 million, respectively), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($7.6 million, $10.3 million and $92.4 million, respectively) and the increase in partnership loans outstanding ($44.3 million). During the nine month periods ended September 27, 2013 and September 28, 2012, the Partnership retained 13.8% and 23.0%, respectively, of income allocated to general partners. Beginning in 2013, the Partnership decreased the amount of retention to 13.8% of net income allocated to general partners, due to the increase in individual income tax rates in 2013 and current capital needs. The decrease in the percentage of retention of income allocated to general partners did not have a material impact on the Partnership’s capital or liquidity.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. Prior to 2013, bank loans administered by the Partnership and entered into by general or subordinated limited partners to finance their capital contributions in the Partnership were repaid prior to any application of earnings towards that partner’s partnership loan. On January 18, 2013, the Partnership paid, through earnings on behalf of the general and subordinated limited partners, the $35.4 million outstanding balance on partnership administered bank loans related to capital contributions of general or subordinated limited partners. The original one-year maturity date of these loans was February 22, 2013. In connection with this payoff, the Partnership issued $11.2 million of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

	As of September 27, 2013
($ in thousands)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$643,132	$304,465	$1,109,105	$2,056,702

Partnership capital owned by partners with individual loans	$142,084	$525	$577,157	$719,766

Partnership capital owned by partners with individual loans as a percent of total partnership capital	22.1%	0.2%	52.0%	35.0%
Partner loans:
Bank loans	$31,804	$—	$—	$31,804
Partnership loans	—	126	214,473	214,599

Total loans	$31,804	$126	$214,473	$246,403

Partner loans as a percent of total partnership capital	4.9%	0.0%	19.3%	12.0%
Partner loans as a percent of partnership capital owned by partners with loans	22.4%	24.0%	37.2%	34.2%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Partnership Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 27,	December 31,
($ in thousands)	2013	2012
2011 Credit Facility	$395,000	$395,000
Uncommitted secured credit facilities	415,000	415,000

Total bank lines of credit	$810,000	$810,000

In March 2011, the Partnership entered into the 2011 Credit Facility, which has an expiration date of March 18, 2014. The Partnership is currently working with the majority of banks participating in the existing 2011 Credit Facility to establish a new, longer-termed facility. The 2011 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2011 Credit Facility and the uncommitted lines of credit as of September 27, 2013 and December 31, 2012. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 27, 2013 and December 31, 2012, respectively.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of September 27, 2013. For further details on covenants, see discussion regarding debt covenants in the Notes to the Consolidated Financial Statements.

Cash Activity

As of September 27, 2013, the Partnership had $364.6 million in cash and cash equivalents and $995.5 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1,360.1 million of Partnership liquidity as of September 27, 2013, a 20% ($333.4 million) decrease from $1,693.5 million at December 31, 2012. This decrease is primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,092.2 million and $7,714.6 million in cash and investments segregated under federal regulations as of September 27, 2013 and December 31, 2012, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of ($ in millions):

	September 27,	December 31,
	2013	2012	% Change
U.S.:
Net capital	$949.5	$711.9	33%
Net capital in excess of the minimum required	$907.7	$670.1	35%
Net capital as a percentage of aggregate debit items	45.5%	34.0%	34%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	29.9%	18.5%	62%
Canada:
Regulatory risk adjusted capital	$29.5	$38.5	-23%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$23.7	$27.6	-14%

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.1 billion and $8.6 billion, respectively, for the nine month period ended September 27, 2013. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $76 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $13 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 16 basis points (0.16%) in the first nine months of 2013, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As discussed in Note 1 to the Consolidated Financial Statements, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to some of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $73 million and $65 million for the nine month periods ended September 27, 2013 and September 28, 2012, respectively, or approximately $95 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by approximately $95 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 27, 2013.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report and Part II, Item 1 “Legal Proceedings” in the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 29, 2013 and June 28, 2013:

Countrywide. There have been four cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three cases are purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007.; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010). All three cases remain pending in the U.S. District Court for the Central District of California. All three cases, however, have been tentatively settled, and the parties are awaiting court approval of the proposed settlement. It is expected that the Court will take several months before entering a final approval of the proposed settlement. The proposed settlement, which we anticipate will be approved (1) establishes a fund to be paid exclusively by Countrywide, (2) contains a complete release for all defendants in all three cases, including Edward Jones, (3) contains proposals for the administration of the settlement fund, and (4) provides for the dismissal of all three cases once the Court enters the final approval of the settlement and enters a final judgment. Because Edward Jones was being indemnified and defended in all three cases, Edward Jones will not be paying and is not required to pay any money into the settlement fund.

On August 10, 2012, the Federal Deposit Insurance Corporation (“FDIC”), in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters including Edward Jones. However, plaintiff does not allege that it purchased any tranche of any offering for which Edward Jones acted as dealer. Following defendant’s motion to dismiss, plaintiffs filed their first amended complaint on November 6, 2012. On April 8, 2013, the Court dismissed FDIC v. Countrywide based on statute of limitations grounds. The FDIC filed its notice of appeal of the Court’s dismissal on October 3, 2013. The appeal is pending.

Lehman Brothers. Edward Jones was named as a defendant in three individual actions related to its underwriting of Lehman Brothers Holdings Inc. (“Lehman Brothers”) notes which were removed and/or transferred from other state and federal courts to the U.S. District Court for the Southern District of New York (“SDNY”). These actions named several other purported underwriters as defendants, as well as Lehman Brothers’ former auditor. Two of the suits were putative class actions originally brought by plaintiffs in state court in Arkansas (the “Arkansas Plaintiffs”), which asserted Securities Act claims based upon two offerings of Lehman Brothers’ notes in 2007. The Court dismissed those actions on December 11, 2012. The Arkansas Plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Second Circuit, which affirmed the District Court’s dismissal on October 28, 2013. The third suit was amended in October 2011 to assert a Section 11 claim against Edward Jones related to three offerings of Lehman Brothers bonds in January and February 2008. Plaintiffs, American National Life Insurance Company of Texas, Comprehensive Investment Services Inc., The Moody Foundation, and American National Insurance Company (together, the “ANICO Plaintiffs”), alleged to have purchased $3 million of securities in these offerings, but did not make any of these purchases through Edward Jones. On January 6, 2012, Edward Jones and the other underwriter defendants moved to dismiss this action. On March 27, 2013, the Court dismissed claims against Edward Jones related to two offerings, while claims related to one offering remained pending. On July 12, 2013, Edward Jones and certain other underwriter defendants executed an agreement to settle the claims asserted against them in this action and the ANICO Plaintiffs filed a voluntary dismissal of all claims against the settling underwriter defendants, which the Court so-ordered on August 9, 2013. Edward Jones’ payment under the settlement agreement did not have an adverse material impact on its consolidated financial condition.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings, continued

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

Yavapai County Litigation. In September, 2009, three lawsuits were filed in the State of Arizona; all three lawsuits were consolidated and are pending before the U.S. District Court for the District of Arizona. The actions relate to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the preliminary official statement and/or in the official statement. One of the matters was filed as a putative class action in which the plaintiffs seek to represent all purchasers of the issued bonds. Allstate is suing as a purchaser of the bonds and Wells Fargo filed a separate action as indenture trustee on behalf of all bond holders. The Court entered an order in November, 2010 dismissing several of the claims against Edward Jones, including all claims brought on behalf of the class. The remaining claims against Edward Jones stem from allegations that defendants violated certain state securities acts and committed common law torts. Plaintiffs are seeking an unspecified amount of damages including attorneys’ fees, costs, expense, rescission or statutory damages, out-of-pocket damages and prejudgment interest. The Court entered an order on September 13, 2013, granting in part and denying in part various motions for summary judgment filed by Edward Jones. There are now motions to reconsider pending before the Court that will determine the scope of the claims remaining for trial. Although no trial date has been set, the parties anticipate a trial occurring in 2014.

FINRA Municipal Bond Matter. On June 7, 2013, Edward Jones entered into a Letter of Acceptance, Waiver and Consent (“AWC”) to resolve a best execution inquiry related to 87 municipal bond trades in the fourth quarter of 2008. Edward Jones, without admitting or denying the findings, was censured and ordered to pay a fine of $160,000. No restitution payment was provided for in the AWC in light of the fact that Edward Jones, commencing on December 31, 2008, previously provided restitution to its customers.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings, continued

In the Matter of Edward D. Jones & Co., L.P. Municipal Bond Pricing. On April 27, 2012, the SEC’s Division of Enforcement informed Edward Jones it had commenced an investigation into Nebraska Public Power District’s (“NPPD”) Taxable Build America Bonds (“BAB”), which formed part of NPPD’s 2009 General Revenue Bonds offering. Edward Jones was a co-manager of that offering. The investigation inquired into whether Edward Jones and others may have engaged in possible violations of the Securities Act, the Exchange Act (including Section 10(b) and Rule 10b-5 thereunder), and MSRB Rules. In January 2013, the SEC commenced an investigation that subsumed the one just described, relating more generally to municipal bond pricing and inquiring into the same possible violations. In August 2013, the SEC’s Division of Enforcement informed Edward Jones that it was requesting certain additional information growing out of a 2010 examination conducted by the SEC’s Office of Compliance Inspections and Examinations. Consistent with its practice, Edward Jones is cooperating fully with the SEC with respect to these investigations. The SEC has stated to Edward Jones with respect to each of the investigations described above that the “investigation is a non-public, fact-finding, informal inquiry, which should not be construed as an indication that the Commission or its staff have determined that any violations of law have occurred,” and the SEC has not taken any action against Edward Jones or others with respect to this investigation. On October 30, 2013, the Special Inspector General for the Troubled Asset Relief Program issued a subpoena to Edward Jones requesting documents relating to certain BAB transactions and informed Edward Jones that it is in the process of reviewing these issues.

New Hampshire Investigation. In March 2012, Edward Jones received an inquiry from the State of New Hampshire in connection with its investigation into Edward Jones’ procedures regarding compliance with federal and state telemarketing rules. The state has requested documentation and interviewed individuals at Edward Jones. Edward Jones produced documents and engaged in ongoing settlement discussions with the state. On April 11, 2013 the state filed an action against Edward Jones for violations of the FINRA do-not-call rule. Edward Jones filed a motion for an independent hearing officer and a response contesting the charges on May 10, 2013. Edward Jones filed a motion for recusal of the hearing officer on May 31, 2013, and both motions were denied. Edward Jones is vigorously defending the matter and has not received a complaint from any New Hampshire residents regarding the do-not-call rule. Edward Jones understands that the individual who complained to the state of New Hampshire is an Edward Jones client. The matter was initially set for hearing on October 28, 2013, but the hearing date was postponed and will be rescheduled.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language regarding forward-looking statements in Item 2 of Part I of this Report on Form 10-Q and Part I – Item 1A of the Partnership’s Annual Report.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.1	**	Fourteenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation

101.DEF	***	XBRL Extension Definition

101.LAB	***	XBRL Taxonomy Extension Label

101.PRE	***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***	Filed as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle

James D. Weddle
Managing Partner (Principal Executive Officer)
November 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 8, 2013
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2013
Kevin D. Bastien