Form 10-K
period 2013-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2014-03-28
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 28, 2014, 639,232 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

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

As of December 31, 2013, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada. Edward Jones is comprised of two registered broker-dealers primarily serving individual investors in the U.S. and, through a subsidiary, Canada. As the ultimate parent company of Edward Jones, JFC is a holding company. Edward Jones primarily derives its revenue from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. Edward Jones conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to segments for the years ended December 31, 2013, 2012 and 2011, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements.

PART I

Item 1.	Business, continued

ORGANIZATIONAL STRUCTURE

At December 31, 2013, the Partnership was organized as follows:

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.

Branch Office Network. The Partnership primarily serves individual long-term investors through its extensive network of branch offices. The Partnership operated 11,647 branch offices as of December 31, 2013, primarily staffed by a single financial advisor and a branch office administrator. Of this total, the Partnership operated 11,083 offices in the U.S. (located in all 50 states) and 564 offices in Canada.

PART I

Item 1.	Business, continued

Governance. Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that apply to many U.S. Securities and Exchange Commission (“SEC”) reporting companies do not apply to it. Under the terms of the Partnership’s Eighteenth Amended and Restated Partnership Agreement (“the Partnership Agreement”), the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling the management and conduct of the Partnership’s business, and has the power to admit and dismiss general partners of JFC and to adjust the proportion of their respective interests in JFC. As of December 31, 2013, JFC was composed of 371 general partners, 13,760 limited partners and 297 subordinated limited partners. See Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source. The following table sets forth the sources of the Partnership’s revenues for the past three years. Due to the interdependence of the activities and departments of the Partnership’s investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations. Further information on revenue related to the Partnership’s segments is provided in Note 16 to the Consolidated Financial Statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ thousands)	2013		2012		2011
Asset-based fees	$2,522,719	44%	$2,042,392	41%	$1,776,883	39%
Commissions
Mutual funds	1,166,677	21%	1,050,948	21%	866,005	19%
Listed and unlisted securities	594,676	10%	539,189	11%	447,498	10%
Insurance	373,043	7%	388,889	7%	385,184	8%

Total commissions	2,134,396	38%	1,979,026	39%	1,698,687	37%
Account and activity fees	567,617	10%	573,949	11%	522,898	11%
Principal transactions	182,547	3%	155,895	3%	284,231	6%
Interest and dividends	133,726	2%	133,469	3%	130,150	3%
Investment banking	122,365	2%	111,539	2%	153,100	3%
Other revenue	52,281	1%	31,148	1%	11,553	1%

Total revenue	$5,715,651	100%	$5,027,418	100%	$4,577,502	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered through Edward Jones Advisory Solutions (“Advisory Solutions”), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program (“Portfolio Program”) and Guided Portfolios Program. Advisory Solutions and MAP are both registered as investment advisory programs with the SEC under the Investment Advisers Act of 1940. Portfolio Program and Guided Portfolios Program are not required to be registered under this Act as services from these programs are only offered in Canada.

PART I

Item 1.	Business, continued

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

In order to accommodate the current size and expected growth in Advisory Solutions, in 2013 the Partnership launched a new sub-advised mutual fund, Bridge Builder Trust (the “Trust”), for clients of Advisory Solutions. Olive Street Investment Advisers, L.L.C. (“OLV”), a wholly-owned subsidiary of JFC and a Missouri limited liability company, was formed in December 2012 to be the investment adviser to the Bridge Builder fund. In 2013, the Trust hired OLV as the overall investment adviser to the Trust’s sub-advised mutual fund. OLV has primary responsibility for allocation of funds, setting the mutual fund’s overall investment strategies, the selection and management of subadvisors, and supervisory responsibility for the general management of the trust, subject to the review and approval by its board of trustees. As of December 31, 2013, the Trust had client assets under management of $5.9 billion.

MAP and Portfolio Program offer investment advisory services to clients, for a monthly fee based upon the average value of assets in the program, by using independent investment managers and proprietary asset allocation models. Guided Portfolios Program is a non-discretionary, fee-based program with structured investment guidelines.

In addition to the advisory programs mentioned above, the Partnership earns asset-based fees from the trust and investment management services offered to its clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of JFC.

The Partnership also earns revenue on most of its clients’ assets through service fees and other revenues received under agreements with mutual fund and insurance companies. The fees generally range from 15 to 25 basis points (0.15% to 0.25%) of the value of the client assets held.

In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies. In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

The Partnership is a 49.5% limited partner of Passport Research, Ltd., the investment adviser to certain money market funds made available to the Partnership’s clients. Revenue from this source is primarily based on client assets in the funds. However, due to the low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on funds. For further information on this reduction of fees, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

PART I

Item 1.	Business, continued

Commissions

Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, equities and insurance products. The following briefly describes the Partnership’s sources of commissions revenue.

Mutual Funds. The Partnership distributes mutual fund shares in continuous offerings and new underwritings. As a dealer in mutual fund shares, the Partnership receives a dealer’s discount which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of each fund’s prospectus and the amount of the purchase.

Listed and Unlisted Securities. The Partnership receives a commission when it acts as an agent for a client in the purchase or sale of listed and unlisted (over-the-counter) securities. These securities include common and preferred stocks and debt securities traded on and off the securities exchanges. The commission is based on the value of the securities purchased or sold.

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

The Partnership charges fees to certain mutual fund companies for sub-transfer agent accounting services, including maintaining client account information and providing other administrative services for the mutual funds. Also, the Partnership acts as the custodian for clients’ IRA accounts and the clients are charged an annual fee for this service. Account and activity fees also include sales-based revenue sharing fees pursuant to arrangements with certain mutual fund and insurance companies where the companies pay additional compensation to the Partnership based on a percentage of current year sales by the Partnership of products supplied by these companies. The Partnership earns revenue through a co-branded credit card with a major credit card company. Previously, the Partnership earned revenue from offering mortgage loans to its clients through a joint venture. However, the joint venture partner elected to terminate the arrangement in April 2013 and the joint venture discontinued offering mortgage loans to the Partnership’s clients at that time.

Principal Transactions

The Partnership makes a market in municipal obligations, over-the-counter corporate obligations, government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit. The Partnership’s market-making activities are conducted with other dealers in the “wholesale” and “retail” markets where the Partnership acts as a dealer buying from and selling to its clients. In making markets in securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions. The Partnership maintains securities positions in inventory solely to support its business of buying securities from and selling securities to its retail clients and does not seek to profit by engaging in proprietary trading for its own account.

PART I

Item 1.	Business, continued

Interest and Dividends

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans, inventory securities and investment securities. Loans secured by securities held in client margin accounts provide a source of income to the Partnership. The Partnership is permitted to use securities owned by margin clients having an aggregate market value of generally up to 140% of the debit balance in margin accounts as collateral for the borrowings. The Partnership may also use funds provided by free credit balances in client accounts to finance client margin account borrowings.

The Partnership’s interest income is impacted by the level of client margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, partnership loans, inventory securities and investment securities and the interest rates earned on each.

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

PART I

Item 1.	Business, continued

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

Significant Revenue Source

As of December 31, 2013, the Partnership distributed mutual funds for approximately 75 mutual fund companies, including American Funds Distributors, Inc. which represented 19% of the Partnership’s total revenue for the year ended December 31, 2013. This revenue consisted of commissions, asset-based fees and account and activity fees, which are described above. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

PART I

Item 1.	Business, continued

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

The Canada broker-dealer has an agreement with Broadridge to provide the securities processing systems, as well as an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by clients in their retirement accounts. The Canada broker-dealer is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting and statements.

The Canada broker-dealer handles the routing and settlement of client transactions. In addition, the Canada broker-dealer is a member of CDS and FundServ for clearing and settlement of transactions. CDS effects clearing of securities on the Canadian National Stock Exchange (“CNQ”), Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”). Client securities on deposit are also held with CDS and National Bank Correspondent Network (“NBCN”).

Employees. The Partnership’s financial advisors are employees (or general partners of the Partnership) and are not independent contractors. As of December 31, 2013, the Partnership had approximately 39,000 full and part-time employees, including its 13,158 financial advisors. The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management.

PART I

Item 1.	Business, continued

Employees of the Partnership in the U.S. are bonded under a blanket policy as required by Financial Industry Regulation Authority, Inc. (“FINRA”) rules. The Partnership has a per occurrence coverage limit in the U.S. of $5,000,000, subject to a $500,000 deductible provision. In addition, there is excess coverage with an annual aggregate amount of $45,000,000. Employees of the Partnership in Canada are bonded under a blanket policy as required by the Investment Industry Regulation Organization of Canada (“IIROC”). The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a C$50,000 deductible provision per occurrence.

The Partnership maintains an initial training program for prospective financial advisors that spans nearly four months and includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office. During the first phase, U.S. trainees spend nearly two months studying Series 7 and Series 66 examination materials and taking the examinations. In Canada, financial advisors have the requisite examinations completed prior to being hired. After passing the requisite examinations, trainees spend one week in a comprehensive training program in one of the Partnership’s home office training facilities, followed by seven weeks of on-the-job training in their market and in a nearby branch location. This training includes reviewing investments, compliance requirements, office procedures, and understanding client needs, as well as establishing a base of potential clients. One final week is spent in a home office training facility to complete the initial training program. Five months later, the financial advisor attends an additional training class in a home office location. The Partnership also offers periodic continuing training to its experienced financial advisors for the entirety of their career. Training programs for the more experienced financial advisors focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition. The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients. Clients are free to transfer their business to competing organizations at any time, although a fee may be charged to do so. There is intense competition among firms for financial advisors. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of turnover of financial advisors is in line with other comparable firms.

REGULATION

Broker-Dealer and Investment Adviser Regulation

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of client funds and securities, client payment and margin requirements, capital structure of securities firms, record-keeping, and the conduct of directors, officers and employees.

PART I

Item 1.	Business, continued

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

As an investment dealer in all provinces and territories of Canada, the Canada broker-dealer is subject to provincial, territorial and federal laws. All provinces and territorial jurisdictions have established securities administrators to fulfill the administration of securities laws. The Canada broker-dealer is also subject to the regulation of the Canada SRO, IIROC, which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada. IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

Pursuant to U.S. federal law, Edward Jones belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities, with a maximum of $250,000 for cash claims. Pursuant to IIROC requirements, the Canada broker-dealer belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF limits coverage to C$1,000,00 in total, which can be any combination of securities and cash.

The Partnership currently maintains additional protection for U.S. clients provided by Underwriters at Lloyd’s. The additional protection contract provided by Underwriters at Lloyd’s protects clients’ accounts in excess of the SIPC coverage subject to specified limits. This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of cash and client securities up to an aggregate limit of $900 million (with maximum cash coverage limited to $1,900,000 per client calculated on a pro rata basis) for covered claims of all U.S. clients of Edward Jones. Market losses are not covered by SIPC or the additional protection.

In addition, Edward Jones and OLV are subject to the rules and regulations of the Investment Advisers Act of 1940 which require investment advisers to register with the SEC. The rules and regulations of the Investment Advisers Act govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct. Edward Jones and OLV are subject to examination by the SEC who is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act.

PART I

Item 1.	Business, continued

Additional legislation, changes in rules promulgated by the SEC, the Department of Labor and SROs, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers and investment advisers. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the SEC has been directed to study existing practices in the industry and granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients and such other clients as the SEC provides by rule. The SEC may engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisers. FINRA or other regulatory authorities may also issue rules related to the Dodd–Frank Act, but it is unclear at this time what impact such rulemaking activities will have on the Partnership or its operations.

Trust Regulation of EJTC and Regulation of JFC as EJTC’s Parent

EJTC is a federally chartered savings and loan association and, effective October 31, 2012, operates under a limited purpose “trust-only” charter which generally restricts EJTC to acting solely in a trust or fiduciary capacity. EJTC is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). EJTC’s limited purpose charter allowed JFC to deregister as a savings and loan holding company subject to regulation by the Federal Reserve. JFC is currently subject to supervision and regulation by the OCC.

Uniform Net Capital Rule

As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients. The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate debit items, as defined. The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned. Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation. Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Canada broker-dealer and EJTC are also required to maintain specified levels of regulatory capital. Each subsidiary has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

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

AVAILABLE INFORMATION

The Partnership files annual, quarterly, and current reports and other information with the SEC. The Partnership’s SEC filings are available to the public on the SEC’s website at www.sec.gov.

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

RISK RELATED TO THE PARTNERSHIP’S BUSINESS

MARKET CONDITIONS — As a part of the securities industry, a downturn in the U.S. and/or global securities markets historically has, and in the future could have, a significant negative effect on revenues and could significantly reduce or eliminate profitability of the Partnership.

General political and economic conditions and events such as U.S. fiscal policy, economic recession, natural disasters, terrorist attacks, war, changes in local economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, and institutional failures, as well as debt ceiling debates and sovereign credit downgrades, could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

As the Partnership’s composition of net revenue becomes more heavily weighted towards asset-based fee revenue, a decrease in the market value of assets can have a greater negative impact on the Partnership’s financial results than experienced in prior years, due to the fact that asset-based fees are earned on the value of the underlying client assets. Conversely, in times of improved market conditions the Partnership’s asset-based fee revenue would be positively impacted due to the increase in the market value of assets on which fees are earned.

In addition, the Partnership could experience a material reduction in volume and lower securities prices in times of unfavorable economic conditions, which would result in lower commission revenue, decreased margins and losses in dealer inventory accounts and syndicate positions. This would have a material adverse impact on the profitability of the Partnership’s operations.

PART I

Item 1A.	Risk Factors, continued

Financial markets continue to experience volatility and the risks to sustained global economic growth remain. Furthermore, the Partnership would be subject to increased risk of its clients being unable to meet their commitments, such as margin obligations, if the market were to experience a downturn or the economy were to enter into a recession. If clients are unable to meet their margin obligations, the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims. Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership’s profitability.

LEGISLATIVE AND REGULATORY INITIATIVES — Newly adopted federal legislation and pending regulatory proposals intended to reform the financial services industry could significantly impact the regulation and operation of the Partnership and its subsidiaries. In addition, such laws and regulations may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs, within the industry. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The Partnership continues to monitor several regulatory initiatives and proposed or potential rules (“Regulatory Initiatives”), including, but not limited to:

The Dodd-Frank Act. The Dodd-Frank Act, passed by the U.S. Congress and signed by the President on July 21, 2010, includes provisions that could potentially impact the Partnership’s operations. Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact it may have on the financial services industry, the Partnership and its operations. Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new SRO to regulate investment advisers could be proposed. In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions. Proposed rules related to all of these provisions have not yet been adopted by regulators. It is unclear what impact any such rules, if adopted, would have on the Partnership.

Department of Labor. In 2010, the Department of Labor (the “DOL”) proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices. In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future. The DOL has not yet re-proposed the rule, but the Partnership expects such re-proposal to occur in the near future. The DOL has indicated that the re-proposed rule will impact IRAs and has indicated an intention to address what has been generally described as “third party payments,” such as revenue sharing. The Partnership cannot predict what the re-proposed rule will say, what its scope will be, when it will be re-proposed or adopted, or what the impact will be on the Partnership. However, any such rule could impact the operations of Edward Jones and the profitability of the Partnership.

PART I

Item 1A.	Risk Factors, continued

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

Health Care Reform. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in March, 2010, amended and revised by the Health Care and Education and Reconciliation Act of 2010 (“collectively referred to as “Affordable Care Act”). The Affordable Care Act requires employers to provide affordable coverage with minimum value to full-time employees or pay a financial penalty and pay other fees for providing coverage. The Affordable Care Act contains provisions that go into effect over the next several years that expand employee eligibility for the Partnership’s medical plan and place certain requirements on plan design. Regulatory guidance required to fully assess the impact of this law is still forthcoming. The impact on 2014 is expected to be immaterial. The Partnership is not yet able to determine the full potential financial impact on its operating results for fiscal 2015 and beyond.

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

Money Market Mutual Funds. On June 5, 2013, the SEC proposed rules to reform money market mutual funds. The proposal includes two alternative reforms, which could be adopted separately or in combination. The first alternative would require institutional prime funds to move to a floating net asset value (“NAV”). Alternative one would maintain the stable NAV for all government money market funds and other retail money market funds, defined by the proposal as any money market funds that limit shareholder redemptions to no more than $1 million per business day. Alternative two would permit money market funds to maintain a stable NAV, but provide for liquidity fees and redemption gates as a mechanism to counter shareholder redemptions in times of market stress.

PART I

Item 1A.	Risk Factors, continued

This alternative would require a non-government money market fund’s board to impose a two percent liquidity fee if a fund’s level of liquid assets falls below 15% of the fund’s total assets, unless the board determines this is not in the shareholder’s best interest. The fund board could also postpone or gate shareholder redemptions for up to 30 days should a fund fall below the 15% threshold. The SEC’s proposal also includes additional diversification and disclosure requirements that would apply under either alternative. The Partnership cannot predict with any certainty whether the SEC will adopt one of these alternatives, a hybrid approach combining the two alternatives, or decide to take a completely different approach to money market reform based on the written comments received from interested parties to this proposal. SEC adoption of any money market reform could have a financial impact on the Partnership’s operating results, but the Partnership has not yet been able to determine what that impact may be.

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

The competitive pressure the Partnership experiences could have an adverse effect on its business, results of operations, financial condition and cash flow. For additional information, see Item 1 - Business Operations - Competition.

PART I

Item 1A.	Risk Factors, continued

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

INABILITY TO ACHIEVE GROWTH RATE — If the Partnership is unable to fully achieve its goals for hiring financial advisors or the attrition rate of its financial advisors is higher than its expectations, the Partnership may not be able to meet its planned growth rates or maintain its current number of financial advisors.

Historically, during market downturns, it is more difficult for the Partnership to attract qualified applicants for financial advisor positions. In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors. During an economic downturn, current financial advisors can be less effective in recruiting potential new financial advisors through referrals.

Regardless of the presence of a market downturn, the Partnership has not historically been able to consistently meet its growth objectives. For 2013, the Partnership grew by 695 financial advisors, slightly less than its annual growth objective. There can be no assurance that the Partnership will be able to grow at desired rates in future periods or maintain its current number of financial advisors.

PART I

Item 1A.	Risk Factors, continued

A significant number of the Partnership’s financial advisors have been licensed as brokers for less than three years. As a result of their relative inexperience, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses. Consequently, the Partnership has periodically experienced higher rates of attrition, particularly with respect to the less experienced financial advisors and especially during market downturns. The Partnership generally loses more than half of its financial advisors who have been licensed for less than three years. The Partnership may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. There can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

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

INCREASED FINANCIAL ADVISOR COMPENSATION — The Partnership has recently increased the compensation it pays to new financial advisors and implemented a retirement transition plan for current financial advisors, both of which could negatively impact its profitability and capital.

In order to attract candidates to become financial advisors, the Partnership has recently increased the compensation paid to new financial advisors during the first three years as a financial advisor. The intent is to attract a greater number of high quality recruits with an enhanced level of guaranteed compensation in order to meet the Partnership’s growth objectives and ability to serve more clients. If this increase in new financial advisor compensation does not comparatively increase the level of productivity and retention rate of these financial advisors, then the additional compensation could negatively impact the Partnership’s financial performance in future periods.

Additionally, to better transition clients to a new financial advisor when their current financial advisor retires, as well as to retain quality financial advisors until retirement, a new retirement transition plan has recently been announced that offers increased financial consideration prior to and after retirement for financial advisors who provide client transition services in accordance with a retirement transition agreement. If this increased financial consideration does not increase client asset retention or help to retain quality financial advisors until retirement, the additional financial consideration could negatively impact the Partnership’s profitability and capital in future periods.

LITIGATION AND REGULATORY INVESTIGATIONS AND PROCEEDINGS — As a securities firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks. The Partnership is, from time to time, subject to examinations and informal inquiries by regulatory and other governmental agencies.

PART I

Item 1A.	Risk Factors, continued

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

CANADA OPERATIONS — The Partnership is focusing heavily on efforts, and intends to continue to make substantial investments, to support its Canada operations, which have not yet achieved profitability.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Canada operations have operated at a substantial deficit from inception. The Partnership intends to make additional investments in its Canada operations to address short-term liquidity, capital, or expansion needs, which could be substantial.

There is no assurance Canada operations will ultimately become profitable. For further information on Canada operations, see Note 16 to the Consolidated Financial Statements.

PART I

Item 1A.	Risk Factors, continued

CAPITAL REQUIREMENTS; UNIFORM NET CAPITAL RULE — The SEC’s Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership’s ability to engage in certain activities which are crucial to its business.

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

In addition to the regulatory requirements applicable to Edward Jones, EJTC and the Canada broker-dealer are subject to regulatory capital requirements in the U.S. and in Canada. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation. In the U.S., Edward Jones may be unable to expand its business and may be required to restrict its withdrawal of subordinated debt and partnership capital in order to meet its net capital requirements.

LIQUIDITY — The Partnership’s business in the securities industry requires that sufficient liquidity be available to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business. A tight credit market environment could have a negative impact on the Partnership’s ability to maintain sufficient liquidity to meet its working capital needs. Short-term and long-term financing are two sources of liquidity that could be affected by a tight credit market. In a tight credit market, lenders may reduce their lending to borrowers, including the Partnership. There is no assurance that financing will be available at attractive terms, or at all, in the future. A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

Many limited partners have financed their initial or subsequent Partnership capital contributions by obtaining personal bank loans. Any such bank loan agreement is and will be between the partner and the bank. The Partnership does not guarantee the bank loans, nor can partners pledge their Partnership interest as collateral for the bank loan. However, partners who finance all or a portion of their Partnership interest with bank financing may be more likely to request the withdrawal of capital to repay such obligations should the Partnership experience a period of reduced earnings. Any withdrawals by limited partners are subject to the terms of the Partnership Agreement and would reduce the Partnership’s available liquidity and capital.

PART I

Item 1A.	Risk Factors, continued

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions. Additionally, in limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. Loans made by the Partnership to general partners are generally for a period of one year, but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest earned from general partners in connection with such loans. General partners borrowing from the Partnership will be required to repay such loans by applying their Partnership earnings to such loans, net of amounts retained by the Partnership in accordance with the Partnership Agreement and amounts distributed for income taxes. The Partnership has full recourse against any general partner that defaults on loan obligations. However, there is no assurance that general partners will be able to repay the interest and/or the principal amount of their loans at or prior to maturity.

UPGRADE OF TECHNOLOGICAL SYSTEMS — The Partnership will engage in significant technology initiatives in the future which may be costly and could lead to disruptions.

From time to time, the Partnership has engaged in significant technology initiatives and expects to continue to do so in the future. Such initiatives are not only necessary to better meet the needs of the Partnership’s clients, but also to satisfy new industry standards and practices and better secure the transmission of clients’ information on the Partnership’s systems. With any major system replacement, there will be a period of education and adjustment for the branch and home office employees utilizing the system. Following any upgrade or replacement, if the Partnership’s systems or equipment does not operate properly, is disabled or fails to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the Partnership’s systems to accommodate a significant increase in volume of transactions also could constrain its ability to expand its business.

INTEREST RATE ENVIRONMENT — The Partnership’s profitability is impacted by a low interest rate environment.

A low interest rate environment adversely impacts the interest income the Partnership earns from clients’ margin loans, the investment of excess funds, and securities the Partnership owns, as well as the fees earned by the Partnership through its minority ownership in the investment adviser to the Edward Jones money market funds. While a low interest rate environment positively impacts the Partnership’s expenses related to liabilities that finance certain assets, such as amounts payable to clients and other interest-bearing liabilities, its interest bearing liabilities are less impacted by short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to a low interest rate environment than interest expense.

PART I

Item 1A.	Risk Factors, continued

CREDIT RISK — The Partnership is subject to credit risk due to the nature of the transactions it processes for its clients.

The Partnership is exposed to the risk that third parties who owe it money, securities or other assets will not meet their obligations. Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or client, such as cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limits. In addition, the Partnership’s credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership. See Item 10 – Director’s, Executive Officers and Corporate Governance, for more information about the Partnership’s credit risk.

LACK OF CAPITAL PERMANENCY — Because the Partnership’s capital is subject to mandatory liquidation either upon the death or withdrawal request of a partner, the capital is not permanent and a significant mandatory liquidation could lead to a substantial reduction in the Partnership’s capital, which could, in turn, have a material adverse effect on the Partnership’s business.

Under the terms of the Partnership Agreement, a partner’s capital balance is liquidated upon death. In addition, partners may request withdrawals of their partnership capital, subject to certain limitations on the timing of those withdrawals. Accordingly, the Partnership’s capital is not permanent and is dependent upon current and future partners to both maintain their existing capital and make additional capital contributions in the Partnership. Any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital. In addition, the Managing Partner may decline a withdrawal request if that withdrawal would result in the Partnership violating any agreement, such as a loan agreement, or any applicable regulations.

Under the terms of the Partnership Agreement, limited partners who request the withdrawal of their capital are repaid their capital in three equal annual installments beginning the month after their withdrawal request. The Managing Partner may, in his discretion, allow a limited partner to accelerate the withdrawal of his or her capital. The capital of general partners requesting the withdrawal of capital from the Partnership may be converted to subordinated limited partner capital or, at the discretion of the Managing Partner, redeemed by the Partnership. The withdrawal of subordinated limited partner capital is repaid in six equal annual installments beginning the month after their request for withdrawal. Liquidations upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the liquidation requirements of the capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”). If the Partnership’s capital declines by a substantial amount due to liquidation or withdrawal, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

PART I

Item 1A.	Risk Factors, continued

INTERRUPTION OF BUSINESS AND OPERATIONS — Any substantial disruption to the Partnership’s business and operations could lead to significant financial loss to its business and operations as well as harm relations with its clients.

The Partnership relies heavily on communications and information systems to conduct its business. The Partnership’s home office facilities and its existing computer system and network, including its backup systems, are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s information technology system, and similar events. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its home office facilities and its technological systems. In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption. The risk of these types of events occurring has grown recently due to increased use of the internet and mobile devices, as well as increased sophistication of external parties who may attempt to cause harm. The Partnership’s primary data center is located in St. Louis, Missouri. The Partnership has a data center in Tempe, Arizona, which currently operates as a secondary data center to its primary data center in St. Louis and is designed to enable the Partnership to maintain service during a system disruption contained in St. Louis. A prolonged interruption of either site might result in a delay in service and substantial additional costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event. In 2011, the Partnership began re-purposing its secondary data center in Tempe, Arizona in order to be able to operate this facility as a primary data center for processing the most critical systems such that they could run in St. Louis, Missouri or Tempe, Arizona. As of December 31, 2013, it is anticipated that this process will take a few more years to complete.

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

Significant volatility in the number of client transactions may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs. In the past, the Partnership has experienced adverse effects on its profitability resulting from significant reductions in securities sales and has encountered operational problems arising from unanticipated high transaction volume. The Partnership is not able to control such decreases and increases, and there is no assurance that it will not encounter such problems and resulting losses in future periods.

In addition, significant transaction volume could result in inaccurate books and records, which would expose the Partnership to disciplinary action by governmental agencies and SROs.

INVESTMENT ADVISORY ACTIVITIES — The Partnership’s investment advisory businesses may be affected by the investment performance of its portfolios.

Poor investment returns, due to either general market conditions or underperformance (relative to the Partnership’s competitors or to benchmarks) of programs constructed by the Partnership may affect its ability to retain existing assets under care and to attract new clients or additional assets from existing clients. Should there be a reduction in assets under care in programs which generate asset-based fees, the Partnership will experience a decrease in net revenue.

MANAGEMENT OF SUB-ADVISERS — The Partnership’s business may be affected by the heightened regulatory requirements it faces as a result of managing sub-advisers.

Serving as an investment adviser to proprietary funds subjects the Partnership, through its ownership of OLV, the investment adviser to the Bridge Builder fund, to additional operational and regulatory requirements, which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

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

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests, including the 7.5% “guaranteed payment” (for tax purposes, within the meaning of the Internal Revenue Code (the “IRC”)) to limited partners pursuant to Section 3.3 of the Partnership Agreement (the “7.5% Payment”), will be dependent on distributions, dividends, and intercompany payments from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

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

SUFFICIENCY OF DISTRIBUTIONS TO REPAY FINANCING — Limited partners may finance their purchase of the Interests with a bank loan. The Partnership does not guarantee those loans and distributions may be insufficient to pay the interest or principal on the loans.

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

STATUS AS PARTNER FOR TAX PURPOSES — Limited partners will be subject to income tax liabilities on the Partnership’s income, whether or not income is distributed, and may have an increased chance of being audited.

Limited partners will be required to file tax returns and pay income tax in each jurisdiction in which the Partnership operates, as well as in the limited partner’s state of residence or domicile. Limited partners will be liable for income taxes on their pro rata share of the Partnership’s taxable income. The amount of income the limited partner pays tax on can significantly exceed the net income earned on the Interests and the income distributed to such limited partner, which results in a disproportionate share of income being used to pay taxes. The Partnership’s income tax returns may be audited by government authorities, and such audit may result in the audit of the returns of the limited partners (and, consequently, an amendment of their tax returns). In addition, from time to time, legislative changes to the IRC or state laws may be adopted that could increase the tax rate applicable to the limited partners’ net income earned and/or subject the net income earned to additional taxes currently not applicable.

POSSIBLE TAX LAW CHANGES – Federal legislation could significantly impact a limited partner’s taxes by imposing self-employment taxes on such Interest.

Congress may enact legislation that subjects a limited partner’s share of the Partnership’s taxable income to self-employment tax. Such legislation, if ever enacted, may substantially reduce a limited partner’s after-tax return from their Interest. Other tax law changes may substantially impact a limited partner’s Interest and cannot be predicted.

NON-VOTING INTERESTS; NON-TRANSFERABILITY OF INTERESTS; ABSENCE OF MARKET, PRICE FOR INTERESTS — The Interests are non-voting and non-transferable, no market for the Interests exists or is expected to develop, and the price only represents book value.

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

PART I

Item 1A.	Risk Factors, continued

RISK OF DILUTION — The Interests may be diluted from time to time, which could lead to decreased returns to the limited partners.

The Managing Partner has the ability, in his sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014 to register $350 million in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 million in new Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 million may be issued in the discretion of the Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close early next year. The issuance of limited partnership interests will reduce the percentage of participation in net income by general partners, subordinated limited partners and current limited partners. Proceeds from the 2014 Limited Partnership offering are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

Any addition of new Interests will decrease the Partnership’s net interest income by the 7.5% Payment for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of new Interests will reduce the Partnership’s net interest income and profitability beginning in 2015.

In 2013, the Partnership retained approximately 14% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2014 is expected to remain at approximately 14%. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income and any additional issuance of general partnership capital reduces the income allocated to limited partners.

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

RISK OF LOSS — The Interests are equity interests in the Partnership. As a result, and in accordance with the Partnership Agreement, the right of return of a limited partner’s Capital Contribution is subordinate to all existing and future claims of the Partnership’s general creditors, including any of its subordinated creditors.

In the event of a partial or total liquidation of the Partnership or in the event there were insufficient Partnership assets to satisfy the claims of its general creditors, the limited partners may not be entitled to receive their entire Capital Contribution amounts back. Limited partner capital accounts are not guaranteed. However, as a class, the limited partners would be entitled to receive their aggregate Capital Contributions back prior to the return of any capital contributions to the subordinated limited partners or the general partners. If the Partnership suffers losses in any year but liquidation procedures described above are not undertaken and the Partnership continues, the amounts of such losses would be absorbed in the capital accounts of the partners as described in the Partnership Agreement, and each limited partner in any event remains entitled to receive the annual 7.5% Payment on his or her contributed capital. However, as there would be no accumulated profits in such a year, limited partners would not receive any sums representing participation in net income of the Partnership. In addition, although the amount of such annual 7.5% Payments to limited partners are charged as an expense to the Partnership and are payable whether or not the Partnership earns any accumulated profits during any given period, no reserve fund has been set aside to enable the Partnership to make such payments. Therefore, such payments to the limited partners are subject to the Partnership’s ability to service this annual 7.5% Payment, of which there is no assurance.

PART I

Item 1A.	Risk Factors, continued

FOREIGN EXCHANGE RISK FOR CANADIAN RESIDENTS — Each foreign limited partner has the risk that he or she will lose value on his or her investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, foreign limited partners may owe tax on a disposition of the Interests solely as the result of a movement in the applicable exchange rate.

All investors will purchase the Interests using U.S. dollars. As a result, limited partners who reside in Canada may risk having the value of their investment, expressed in Canadian currency, decrease over time due to movements in the applicable currency exchange rates. Accordingly, such limited partner may have a loss upon disposition of his or her investment solely due to a downward fluctuation in the applicable exchange rate.

In addition, changes in exchange rates could have an impact on Canadian federal income tax consequences for a limited partner, if such limited partner is a resident in Canada for purposes of the Income Tax Act (Canada). The disposition by such limited partner of an Interest, including on and as a result of the withdrawal of the limited partner or the Partnership’s dissolution, may result in the realization of a capital gain (or capital loss) by such limited partner. The amount of such capital gain (or capital loss) generally will be the amount, if any, by which the proceeds of disposition of such Interest, less any reasonable costs of disposition, each expressed in Canadian currency using the exchange rate on the date of disposition, exceed (or are exceeded by) the adjusted cost base of such Interest, expressed in Canadian currency using the exchange rate on the date of each transaction that is relevant in determining the adjusted cost base. Accordingly, because the exchange rate for those currencies may fluctuate between the date or dates on which the adjusted cost base of a limited partner’s Interest is determined and the date on which the Interest is disposed of, a Canadian-resident limited partner may realize a capital gain or capital loss on the disposition of his or her Interest solely as a result of fluctuations in exchange rates.

PART I

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona. As of December 31, 2013, the Partnership’s U.S. home office consisted of 18 separate buildings totaling approximately 2.0 million square feet.

Of the 18 U.S. home office buildings, two buildings are leased through an operating lease and the remaining 16 are owned by the Partnership. In addition, the Partnership leases its Canada home office facility in Mississauga, Ontario through an operating lease. The Partnership also maintains facilities in 11,647 branch locations as of December 31, 2013, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Notes 14 and 17 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

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

Countrywide. There have been four cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three cases are purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010). All three cases, however, have been settled, and on December 6, 2013, the court granted plaintiffs’ motion for final approval of the settlement. The settlement that was approved by the court (1) establishes a fund to be paid exclusively by Countrywide, (2) contains a complete release for all defendants in all three cases, including Edward Jones, (3) contains proposals for the administration of the settlement fund, and (4) provides for the dismissal of all three cases once the Court enters the final approval of the settlement and enters a final judgment. Because Edward Jones was being indemnified and defended in all three cases, Edward Jones will not be paying and is not required to pay any money into the settlement fund. On December 17, 2013, the Court entered the final judgment and dismissal for all three cases. On January 14, 2014, some objectors to the class action settlement filed their Notice of Appeal of the Court’s final judgment and dismissal. The appeal will be heard by the Ninth Circuit Court of Appeals, but no briefing schedule has been entered.

On August 10, 2012, the FDIC, in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters including Edward Jones. However, plaintiff does not allege that it purchased any tranche of any offering for which Edward Jones acted as dealer. Following defendant’s motion to dismiss, plaintiffs filed their first amended complaint on November 6, 2012. On April 8, 2013, the Court dismissed FDIC v. Countrywide based on statute of limitations grounds. The FDIC filed its notice of appeal of the Court’s dismissal on October 3, 2013. The appeal is pending.

On December 12, 2013, a case was filed in the Superior Court of the State of California, County of Los Angeles, Northwest District styled Triaxx Prime CDO 2006-1 LTD et al. v. Banc of America Securities, LLC et al. The case involves allegations regarding the sale of Countrywide Private Label Mortgage Backed Securities. The complaint alleges that Edward Jones was the underwriter for two tranches of securities sold to the plaintiffs. Edward Jones denies that it was the underwriter for said tranches. The plaintiffs seek damages in an amount to be determined at trial and the consideration paid for the tranches at issue, less any income received on the tranches. The defendants removed the case to federal court on January 10, 2014.

PART I

Item 3.	Legal Proceedings, continued

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

Yavapai County Litigation. In September, 2009, three lawsuits were filed in the State of Arizona; all three lawsuits were consolidated and are pending before the U.S. District Court for the District of Arizona. The actions relate to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs allege the underwriters, including Edward Jones, made material misrepresentations and omissions in the preliminary official statement and/or in the official statement. One of the matters was filed as a putative class action in which the plaintiffs seek to represent all purchasers of the issued bonds. Allstate is suing as a purchaser of the bonds and Wells Fargo filed a separate action as indenture trustee on behalf of all bond holders. The Court entered an order in November, 2010 dismissing several of the claims against Edward Jones, including all claims brought on behalf of the class. Plaintiffs are seeking an unspecified amount of damages including attorneys’ fees, costs, expenses, rescission or statutory damages, out-of-pocket damages and prejudgment interest. The Court entered an order on September 13, 2013, granting in part and denying in part various motions for summary judgment filed by Edward Jones. The only remaining claims against Edward Jones stem from allegations that defendants violated the Arizona Securities Act. A one month trial is set for September, 2014.

PART I

Item 3.	Legal Proceedings, continued

FINRA Exchange-Traded Funds Matter. On January 9, 2014, Edward Jones, without admitting or denying the findings, entered into a Letter of Acceptance, Waiver and Consent related to trading in nontraditional exchange traded funds for the period June 2008 to July 2009. Edward Jones, without admitting or denying the findings, was censured, fined $200,000, and ordered to pay restitution of $51,581.25 to clients. The restitution is to be paid on or about May 9, 2014.

In the Matter of Edward D. Jones & Co., L.P. Municipal Bond Pricing. On April 27, 2012, the SEC’s Division of Enforcement informed Edward Jones it had commenced an investigation into Nebraska Public Power District’s (“NPPD”) Taxable Build America Bonds (“BAB”), which formed part of NPPD’s 2009 General Revenue Bonds offering. Edward Jones was a co-manager of that offering. The investigation inquired into whether Edward Jones and others may have engaged in possible violations of the Securities Act, the Securities Exchange Act of 1934 (the “Exchange Act”) (including Section 10(b) and Rule 10b-5 thereunder), and MSRB Rules. In January 2013, the SEC commenced an investigation that subsumed the one just described, relating more generally to municipal bond pricing and inquiring into the same possible violations. In August 2013, the SEC’s Division of Enforcement informed Edward Jones that it was requesting certain additional information growing out of a 2010 examination conducted by the SEC’s Office of Compliance Inspections and Examinations. The SEC has stated to Edward Jones with respect to each of the investigations described above that the “investigation is a non-public, fact-finding, informal inquiry, which should not be construed as an indication that the Commission or its staff have determined that any violations of law have occurred,” and the SEC has not taken any action against Edward Jones or others with respect to this investigation. On October 30, 2013, the Special Inspector General for the Troubled Asset Relief Program issued a subpoena to Edward Jones requesting documents relating to certain BAB transactions and informed Edward Jones that it is in the process of reviewing these issues. Consistent with its practice, Edward Jones is cooperating fully with the SEC and the Special Inspector General with respect to these investigations.

New Hampshire Investigation. In March 2012, Edward Jones received an inquiry from the New Hampshire Bureau of Securities Regulation (“the Bureau”) in connection with its investigation into Edward Jones’ telephone solicitation practices and procedures. On April 11, 2013, the Bureau filed an administrative action against Edward Jones relating to these matters. On February 25, 2014, Edward Jones, without admitting or denying the facts or allegations contained therein, entered into a Consent Order with the Bureau in which Edward Jones agreed to cease and desist from further violations of N.H. RSA 421-B, pay the Bureau’s costs of investigation in the amount of $175,000, make a payment to the New Hampshire Investor Education Fund in the amount of $175,000, and pay an administrative fine in the amount of $400,000. Edward Jones also agreed to certain undertakings with respect to its policies and procedures in this area.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s limited partnership and subordinated limited partnership interests and their assignment or transfer is prohibited. As of December 31, 2013, the Partnership was composed of 13,760 limited partners and 297 subordinated limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data determined from audited financial statements.

All information included in the Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

Summary Consolidated Statements of Income Data:

($ millions, except per unit information and units outstanding)	2013	2012	2011	2010	2009(1)

Total revenue	$5,716	$5,027	$4,578	$4,163	$3,548
Interest expense	59	62	68	56	58

Net revenue	$5,657	$4,965	$4,510	$4,107	$3,490

Income from continuing operations	$674	$555	$482	$393	$269
Loss from discontinued operations	—	—	—	—	(105)

Income before allocations to partners	$674	$555	$482	$393	$164

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$121.12	$109.84	$104.66	$96.07	$41.44

Weighted average $1,000 equivalent limited partnership units outstanding	644,856	655,663	668,450	455,949	471,597

(1)	Discontinued operations relate to the 2009 sale of Edward Jones Limited, a United Kingdom private limited company engaged in the retail services businesses in the U.K.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for further discussion.

PART II

Item 6.	Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

($ millions)	2013	2012	2011	2010	2009

Total assets	$13,795	$13,042	$9,584	$8,241	$7,168

Long-term debt and bank loans	$4	$6	$7	$66	$117

Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption	11,660	10,953	7,521	6,366	5,327

	11,664	10,959	7,528	6,432	5,444

Subordinated liabilities	50	100	150	204	257

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,858	1,812	1,758	1,497	1,437

Reserve for anticipated withdrawals	223	171	148	108	30

Partnership capital subject to mandatory redemption	2,081	1,983	1,906	1,605	1,467

Total liabilities and partnership capital	$13,795	$13,042	$9,584	$8,241	$7,168

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: trade revenue (revenue from client buy or sell transactions of securities), fee revenue, net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, trade revenue is composed of commissions, principal transactions and investment banking. Fee revenue is composed of asset-based fees and account and activity fees. These sources of revenue are affected by a number of factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of partnership loans, long-term debt and liabilities subordinated to claims of general creditors.

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

	For the years ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue:
Trade revenue:
Commissions	$2,134.4	$1,979.0	$1,698.7	8%	17%
Principal transactions	182.5	155.9	284.2	17%	-45%
Investment banking	122.4	111.6	153.1	10%	-27%

Total trade revenue	2,439.3	2,246.5	2,136.0	9%	5%

% of net revenue	43%	45%	47%
Fee revenue:
Asset-based	2,522.7	2,042.4	1,776.9	24%	15%
Account and activity	567.6	573.9	522.9	-1%	10%

Total fee revenue	3,090.3	2,616.3	2,299.8	18%	14%

% of net revenue	55%	53%	51%
Net interest and dividends	75.0	71.2	62.5	5%	14%
Other revenue	52.3	31.2	11.6	68%	169%

Net revenue	5,656.9	4,965.2	4,509.9	14%	10%
Operating expenses	4,982.6	4,410.2	4,028.1	13%	9%

Income before allocations to partners	$674.3	$555.0	$481.8	21%	15%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$107.9	$97.4	$88.4	11%	10%
Advisory programs ($ billions)	$18.8	$11.9	$17.8	58%	-33%
Client households at year end (millions)	4.61	4.52	4.48	2%	1%
Client assets under care:
Total:
At year end ($ billions)	$787.1	$668.7	$591.2	18%	13%
Average ($ billions)	$726.4	$636.9	$586.1	14%	9%
Advisory Programs:
At year end ($ billions)	$115.6	$87.4	$68.8	32%	27%
Average ($ billions)	$101.0	$78.8	$63.6	28%	24%
Financial advisors:
At year end	13,158	12,463	12,242	6%	2%
Average	12,784	12,273	12,359	4%	-1%
Attrition %	9.4%	10.7%	14.1%	n/a	n/a
Dow Jones Industrial Average:
At year end	16,577	13,104	12,218	27%	7%
Average for year	15,010	12,965	11,958	16%	8%
S&P 500 Index:
At year end	1,848	1,426	1,258	30%	13%
Average for year	1,644	1,379	1,268	19%	9%

(1)	Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions resulting in commissions, principal transactions and investment banking revenues. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2013 versus 2012 Overview

The Partnership experienced very strong financial results during 2013 compared to a strong 2012, including record net revenue, income before allocations to partners and client assets under care. Financial results benefitted from improved market conditions, including increases of 19% in the average S&P 500 Index and 16% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during 2013 and financial advisors attracted $48.2 billion in net new assets. Average client assets under care grew 14% to $726.4 billion, which included a 28% increase in the advisory programs’ average assets under care to $101.0 billion. In addition, client dollars invested related to trade revenue were up 11% to $107.9 billion.

Net revenue increased 14% to $5.7 billion in 2013. This increase was led by an 18% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. Revenue growth was also driven by a 9% increase in trade revenue.

Operating expenses increased 13% in 2013 compared to 2012, primarily due to higher compensation and benefits expense driven by increased financial advisor productivity. Higher variable compensation due to the increase in the Partnership’s profitability also contributed to the increase.

Overall, the 14% increase in net revenue, partially offset by the 13% increase in operating expenses, generated income before allocations to partners of $674.3 million, a 21% increase over 2012.

2012 versus 2011 Overview

During 2012, global market and economic conditions generally improved compared to 2011 even though concerns about U.S. and global economic growth and an uncertain political environment led investors to remain cautious. Despite these concerns, the Partnership experienced record financial results in 2012 through continued focus on providing solutions to its clients.

The Partnership’s key performance measures were relatively strong in 2012. Average client assets under care grew 9% in 2012 to $636.9 billion, which included a 24% increase in the average advisory programs assets under care to $78.8 billion. In addition, client dollars invested related to trade revenue were up 10% to $97.4 billion.

Net revenue increased 10% to $5.0 billion in 2012 compared to 2011. This significant growth in net revenue was primarily attributable to a 14% increase in fee revenue due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages, evidenced by the 9% increase in the average S&P 500 Index and the 8% increase in the average Dow Jones Industrial Average.

Operating expenses increased 9% in 2012 compared to 2011, primarily due to an increase in compensation and benefits driven by increased financial advisor productivity as well as higher variable compensation due to the increase in the Partnership’s profitability.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overall, the 10% increase in net revenue, partially offset by the 9% increase in operating expenses, generated income before allocations to partners of $555.0 million, a 15% increase over the prior year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 9% to $2.4 billion during 2013 and 5% to $2.2 billion during 2012. The increase in trade revenue for both 2013 and 2012 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned.

Commissions

	Years Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Commissions revenue ($ millions):
Mutual funds	$1,166.7	$1,050.9	$866.0	11%	21%
Equities	594.7	539.2	447.5	10%	20%
Insurance	373.0	388.9	385.2	-4%	1%

Total commissions revenue	$2,134.4	$1,979.0	$1,698.7	8%	17%

Related metrics:
Client dollars invested ($ billions)	$87.3	$79.4	$65.3	10%	22%
Margin per $1,000 invested	$24.4	$24.9	$26.0	-2%	-4%
U.S. business days	252	250	252	1%	-1%

Commissions revenue increased 8% in 2013 to $2.1 billion primarily due to a 10% increase in client dollars invested in commission generating transactions resulting from the continued improvement in market conditions and clients continuing to reinvest their dollars from fixed income products into mutual fund and equity products. This increase was partially offset by a 2% decrease in the margin per $1,000 invested, reflecting a change in product mix due to proportionally less insurance revenue which earns a higher margin. In addition, the average trade size of mutual fund products increased, resulting in lower commission rates and thus a decrease in margin earned.

Commissions revenue increased 17% in 2012 to $2.0 billion primarily due to a 22% increase in client dollars invested in commission generating transactions resulting from improvement in market conditions and the fact that clients reinvested their dollars from maturing fixed income products into mutual fund and equity products. This increase was partially offset by a 4% decrease in the margin per $1,000 invested caused by a shift from higher-margin equity mutual funds to lower-margin debt mutual funds.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

Principal transactions revenue increased 17% in 2013 to $182.5 million. Overall, principal transactions revenue was positively impacted by relatively higher interest rates during the last half of 2013, which increased demand and led to an increase in client dollars invested. In addition, there was an increase in margin earned per $1,000 invested.

Principal transactions revenue decreased 45% in 2012 to $155.9 million primarily due to the low interest rate environment and the improvement in equity market conditions which decreased demand. In addition, margin decreased 28% in 2012 as client investments shifted during the period towards products with shorter maturities which have lower margins.

Investment Banking

Investment banking revenue increased 10% in 2013 to $122.4 million. The increase in investment banking revenue was primarily due to an increase in client dollars invested resulting from improved market conditions. This increase was partially offset by an 11% decrease in the margin earned per $1,000 invested. Client investments shifted away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

Investment banking revenue decreased 27% in 2012 to $111.6 million. The decrease reflects lower demand in 2012 due to the low interest rate environment and lower supply of state and municipal obligations. The decrease in investment banking revenue was further caused by a decrease in margin which resulted from a shift in client investments to lower-margin equity unit investment trusts.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 18% in 2013 to $3.1 billion and 14% in 2012 to $2.6 billion. The increase in fee revenue for both 2013 and 2012 was primarily due to higher asset values and continued investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Years Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Asset-based fee revenue ($ millions):
Advisory programs fees	$1,367.4	$1,052.5	$849.6	30%	24%
Service fees	958.5	808.7	765.0	19%	6%
Revenue sharing	155.0	138.6	129.0	12%	7%
Trust fees	34.2	28.4	23.9	20%	19%
Cash solutions	7.6	14.2	9.4	-46%	51%

Total asset-based fee revenue	$2,522.7	$2,042.4	$1,776.9	24%	15%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$396.6	$329.3	$305.3	20%	8%
Advisory programs	100.6	78.8	63.6	28%	24%
Insurance	62.6	54.6	50.4	15%	8%
Cash solutions	19.9	18.4	17.9	8%	3%

Total client asset values	$579.7	$481.1	$437.2	20%	10%

(1)	Assets on which the partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98%, 97% and 97% for 2013, 2012 and 2011, respectively.

Asset-based fee revenue increased 24% in 2013 to $2.5 billion primarily due to higher advisory programs fees and service fees. Advisory programs fee revenue growth was primarily due to increased investment of client dollars into advisory programs, which includes new client assets and increases in the market value of the underlying assets. Service fees increased in 2013 primarily due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

Asset-based fee revenue increased 15% in 2012 to $2.0 billion primarily due to increases in advisory programs fees. Advisory programs fee revenue increased 24% primarily due to market appreciation of asset values as well as continued investment of client dollars into advisory programs. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Years Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$350.2	$322.2	$289.1	9%	11%
Retirement account fees	125.8	141.6	136.9	-11%	3%
Other account and activity fees	91.6	110.1	96.9	-17%	14%

Total account and activity fee revenue	$567.6	$573.9	$522.9	-1%	10%

Related metrics (millions):
Average client accounts:
Sub-transfer agent services(1)	19.8	18.4	17.1	8%	8%
Retirement accounts	4.2	3.9	3.8	8%	3%

(1)	Amount represents average number of individual mutual fund holdings serviced on which the Partnership recognizes sub-transfer agent services revenue.

Account and activity fee revenue decreased 1% in 2013 to $567.6 million primarily due to decreases in retirement account fees and other account and activity fees. Retirement account fees decreased as more client accounts reached the asset level at which fees are waived. Effective January 1, 2013, the Partnership reduced the asset level on which retirement account fees and certain other account activity fees are waived. These decreases were partially offset by higher sub-transfer agent services primarily related to an increase in the number of average client mutual fund holdings serviced.

Account and activity fee revenue increased 10% in 2012 to $573.9 million primarily due to increases in revenue from sub-transfer agent services and other account and activity fees. Sub-transfer agent services increased primarily due to an increase in the number of average client holdings serviced as well as a contract rate adjustment effective for 2012. Other account and activity fees increased primarily due to increases in various other types of fees including credit card revenue and other transaction fees.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net interest and dividends revenue ($ millions):
Client loan interest	$108.0	$112.9	$115.2	-4%	-2%
Short-term investing interest	14.2	11.3	7.4	26%	53%
Other interest and dividends	11.5	9.2	7.5	25%	23%
Limited partnership interest expense	(48.4)	(49.2)	(50.1)	-2%	-2%
Other interest expense	(10.3)	(13.0)	(17.5)	-21%	-26%

Total net interest and dividends revenue	$75.0	$71.2	$62.5	5%	14%

Related metrics ($ millions):
Average aggregate client loan balance	$2,109.4	$2,187.9	$2,213.9	-4%	-1%
Average rate earned	5.12%	5.15%	5.20%	-1%	-1%

Average funds invested	$8,764.6	$6,560.0	$4,815.0	34%	36%
Average rate earned	0.16%	0.17%	0.15%	-6%	13%

Weighted average $1,000 equivalent limited partnership units outstanding	644,856	655,663	668,450	-2%	-2%

Net interest and dividends revenue increased 5% in 2013 to $75.0 million. Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 26% in 2013 primarily due to an increase in the average funds invested. Interest expense decreased in 2013 primarily due to lower average debt balances during the current period related to debt repayments in 2012 and 2013. Other interest and dividends revenue increased 25% primarily due to an increase in interest income recognized on general partner partnership loans. See further discussion of these loans in Note 10 to the Consolidated Financial Statements. These favorable increases were partially offset by a 4% decrease in interest income from client loans, a reflection of a lower average aggregate client loan balance and a lower average rate earned.

Net interest and dividends revenue increased 14% in 2012 to $71.2 million. Interest expense decreased in 2012 primarily due to lower average debt balances during the current period related to debt repayments in 2011 and 2012. Interest income from short-term investing increased 53% in 2012 primarily due to an increase in the average funds invested on these types of investments as well as an increase in the rate earned. Other interest and dividends revenue increased 23% primarily due to an increase in interest income recognized on general partner partnership loans.

Other Revenue

Other revenue increased 68% to $52.3 million in 2013 and increased 169% to $31.2 million in 2012. The increase in both years is primarily attributable to increases in the value of investments held related to the Partnership’s nonqualified deferred compensation plan. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor compensation	$2,003.9	$1,738.6	$1,597.0	15%	9%
Home office and branch	946.8	917.4	855.3	3%	7%
Variable compensation	643.1	497.0	378.3	29%	31%
Financial advisor salary and subsidy	199.3	132.2	109.5	51%	21%

Total compensation and benefits	3,793.1	3,285.2	2,940.1	15%	12%
Occupancy and equipment	356.0	353.0	356.6	1%	-1%
Communications and data processing	291.5	279.3	289.4	4%	-3%
Payroll and other taxes	207.3	186.0	171.1	11%	9%
Advertising	58.0	56.3	54.2	3%	4%
Postage and shipping	50.9	47.6	48.5	7%	-2%
Clearance fees	12.6	12.6	12.6	0%	0%
Other operating expenses	213.2	190.2	155.6	12%	22%

Total operating expenses	$4,982.6	$4,410.2	$4,028.1	13%	9%

Related metrics:
Number of branches
At period end	11,647	11,415	11,408	2%	0%
Average	11,510	11,396	11,394	1%	0%

Financial advisors:
At period end	13,158	12,463	12,242	6%	2%
Average	12,784	12,273	12,359	4%	-1%
Branch employees(1):
At period end	13,832	13,619	12,889	2%	6%
Average	13,639	13,365	13,130	2%	2%
Home office employees(1):
At period end	5,174	5,087	4,933	2%	3%
Average	5,119	5,008	4,919	2%	2%
Home office employees(1) per 100 financial advisors (average)	40.0	40.8	39.8	-2%	3%
Branch employees(1) per 100 financial advisors (average)	106.7	108.9	106.2	-2%	3%

Average operating expenses per financial advisor(2)	$182,697	$177,177	$166,096	3%	7%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.

Operating expenses increased 13% in 2013 to $5.0 billion primarily due to a 15% increase in compensation and benefits (described below). The remaining operating expenses increased 6% ($64.5 million) primarily due to an 11% increase in payroll and other taxes caused by the increases in compensation and a 12% increase in other operating expenses.

Financial advisor compensation increased 15% ($265.3 million) in 2013 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 51% ($67.1 million) primarily due to growth in financial advisors and new compensation initiatives.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Home office and branch salary and fringe benefit expense increased 3% ($29.4 million) in 2013 primarily due to higher wages and more personnel to support increased productivity of the Partnership’s financial advisor network. The average number of both the Partnership’s home office and branch employees increased 2%.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 29% ($146.1 million) in 2013 to $643.1 million.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In 2013, both the average number of home office employees and branch employees per 100 financial advisors decreased 2%, reflecting the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 3% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those costs over more financial advisors.

Operating expenses increased 9% in 2012 to $4.4 billion primarily due to a 12% increase in compensation and benefits (described below). The remaining operating expenses increased 3% ($37.0 million) primarily due to a 9% increase in payroll and other taxes caused by the increase in compensation and a 22% increase in other operating expenses.

Financial advisor compensation increased 9% ($141.6 million) in 2012 primarily due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 21% ($22.7 million) primarily due to new financial advisor compensation initiatives implemented in July 2012, in addition to more financial advisors participating in the programs.

Home office and branch salary and fringe benefit expense increased 7% ($62.1 million) in 2012 primarily due to salary increases, higher healthcare costs, and increases in personnel to support increased productivity of the Partnership’s financial advisor network. The average number of both the Partnership’s home office and branch employees increased 2%.

As a result of the Partnership’s strong financial results and profit margin, variable compensation increased 31% ($118.7 million) in 2012 to $497.0 million.

In 2012, the average number of home office employees and branch employees per 100 financial advisors both increased 3%. This result is despite the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office support staff. Although the average number of financial advisors in 2012 decreased 1% as compared to 2011, the number of financial advisors at December 31, 2012 increased 2% as compared to December 31, 2011. The average operating expense per financial advisor increased 7% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, in addition to a decrease in the average number of financial advisors.

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

The Partnership evaluates segment performance based upon income before allocations to partners, as well as income before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income (loss) before variable compensation. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Both income (loss) before allocations to partners and income (loss) before variable compensation are considered in evaluating segment performance.

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

	Years Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net revenue:
U.S.	$5,457.5	$4,789.9	$4,324.5	14%	11%
Canada	199.4	175.3	185.4	14%	-5%

Total net revenue	5,656.9	4,965.2	4,509.9	14%	10%

Operating expenses (excluding variable compensation):
U.S.	4,147.2	3,734.4	3,468.6	11%	8%
Canada	192.3	178.8	181.2	8%	-1%

Total operating expenses	4,339.5	3,913.2	3,649.8	11%	7%

Pre-variable income (loss):
U.S.	1,310.3	1,055.5	855.9	24%	23%
Canada	7.1	(3.5)	4.2	303%	-183%

Total pre-variable income	1,317.4	1,052.0	860.1	25%	22%

Variable compensation:
U.S.	626.0	485.2	366.7	29%	32%
Canada	17.1	11.8	11.6	45%	2%

Total variable compensation	643.1	497.0	378.3	29%	31%

Income (loss) before allocations to partners:
U.S.	684.3	570.3	489.2	20%	17%
Canada	(10.0)	(15.3)	(7.4)	35%	-107%

Total income before allocations to partners	$674.3	$555.0	$481.8	21%	15%

Client assets under care ($ billions):
U.S.
At year end	$768.8	$651.9	$576.4	18%	13%
Average	$708.9	$621.1	$570.5	14%	9%
Canada
At year end	$18.3	$16.8	$14.8	9%	14%
Average	$17.5	$15.9	$15.6	10%	2%

Financial advisors:
U.S.
At year end	12,483	11,822	11,622	6%	2%
Average	12,131	11,652	11,740	4%	-1%
Canada
At year end	675	641	620	5%	3%
Average	653	621	619	5%	0%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

Net revenue increased 14% in 2013 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 24% ($471.4 million) primarily due to an increase in advisory programs fee revenue of 30% ($313.7 million) which was the result of continued growth in client assets under care. The increase to trade revenue of 9% ($184.5 million) was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned in 2013 compared to 2012. Strong market performance also contributed to overall revenue growth.

Operating expenses (excluding variable compensation) increased 11% in 2013 primarily due to higher financial advisor compensation and salary and fringe benefits. The increase in financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to more personnel to support increased productivity of the Partnership’s financial advisor network.

Net revenue increased 11% in 2012 primarily due to increases in asset-based fee revenue, trade revenue and account and activity fees. Asset-based fee revenue increased 15% ($263.9 million) primarily due to an increase in advisory programs fee revenue of 24% ($201.4 million) which was the result of continued growth in client assets under care. The increase to trade revenue of 6% ($121.0 million) was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned in 2012 compared to 2011. The increase in account and activity fees of 10% ($51.6 million) was primarily the result of an increase in revenue from sub-transfer agent services due to an increase in the number of average client holdings serviced.

Operating expenses (excluding variable compensation) increased 8% in 2012 primarily due to increases in financial advisor compensation and salary and fringe benefits. The increase in financial advisor compensation was due to increases in trade and asset-based fee revenue on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to salary increases and increased personnel to support increased productivity of the Partnership’s financial advisor network, as well as an increase in healthcare costs.

Canada

Net revenue increased 14% in 2013 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 18% ($8.9 million) primarily due to an increase in service fee revenue of 16% ($7.6 million), reflecting an increase in client assets under care due to the investment of client dollars and higher market values of the underlying assets. Trade revenue increased 8% ($8.3 million) primarily due to an increase in client dollars invested and favorable market conditions, reflected in the 5% increase in the daily average of the TSX.

Operating expenses (excluding variable compensation) increased 8% in 2013 primarily due to higher financial advisor compensation resulting from increases in trade and asset-based fee revenues on which financial advisor commissions are paid.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As a result, pre-variable income (loss) improved from a loss of $3.5 million in 2012 to income of $7.1 million in 2013. Improvement in the Canada segment is due in part to the continued focus to achieve profitability. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory programs.

Net revenue decreased 5% in 2012 primarily due to a decrease in trade revenue. Trade revenue decreased 9% ($10.5 million) primarily due to a decrease in client dollars invested. This decrease was consistent with the lower levels of client activity and unfavorable market conditions, reflected in the 8% decrease in the daily average of the TSX. Operating expenses (excluding variable compensation) decreased 1% in 2012 primarily due to lower financial advisor compensation caused by a decrease in trade revenue on which financial advisor commissions are paid. As a result, there was a pre-variable loss of $3.5 million in 2012. Further, the Canada business segment experienced a slight increase in the average number of financial advisors in 2012 and 3% growth year-over-year.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors, the Partnership continues to monitor Regulatory Initiatives, including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. The Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any Regulatory Initiatives will be enacted or the impact that any Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 75%, 74% and 70% of its total revenue from sales and services related to mutual fund and annuity products in 2013, 2012 and 2011, respectively. In addition, the Partnership derived from one mutual fund company 19% of its total revenue in 2013, 2012 and 2011. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to regulatory reform or other changes to the Partnership’s relationship with mutual fund companies could have a material adverse effect on the Partnership’s results of operations.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, debt repayment obligations and redemptions of partnership interests. The principal sources for meeting the Partnership’s liquidity requirements include existing liquidity and capital resources of the Partnership, discussed further below, and funds generated from operations. The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

Partnership Capital

The Partnership’s growth in capital has historically been through the sale of limited partnership interests to its employees and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, general partnership interest contributions, and retention of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014 to register $350 million in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 million in Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 million may be issued in the discretion of the Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close early next year. The issuance of limited partnership interests will reduce the percentage of participation in net income by general partners, subordinated limited partners and current limited partners. Proceeds from the 2014 Limited Partnership offering are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

Any addition of new Interests will decrease the Partnership’s net interest income by the 7.5% Payment for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of LP interests will reduce the Partnership’s net interest income and profitability beginning in 2015.

The Partnership’s capital subject to mandatory redemption at December 31, 2013, net of reserve for anticipated withdrawals, was $1,857.9 million, an increase of $45.7 million from December 31, 2012. This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($72.2 million) and additional capital contributions related to subordinated limited partner and general partner interests ($31.5 million and $102.3 million, respectively), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($10.5 million, $10.6 million and $94.9 million, respectively) and the increase of partnership loans outstanding ($44.3 million). During the years ended December 31, 2013, 2012 and 2011, the Partnership retained 13.8%, 23.0% and 23.0%, respectively, of income allocated to general partners. Beginning in 2013, the Partnership decreased the amount of retention to 13.8% of net income allocated to general partners due to the increase in individual income tax rates in 2013 and current capital needs. The decrease in the percentage of retention of income allocated to general partners did not have a material impact on the Partnership’s capital or liquidity.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. Prior to 2013, bank loans administered by the Partnership and entered into by general or subordinated limited partners to finance their capital contributions in the Partnership were repaid prior to any application of earnings towards that partner’s partnership loan. On January 18, 2013, the Partnership paid, through earnings on behalf of the general and subordinated limited partners, the $35.4 million outstanding balance on partnership administered bank loans related to capital contributions of general or subordinated limited partners. The maturity date of these loans was February 22, 2013. In connection with this payoff, the Partnership issued $11.2 million of partnership loans. It is anticipated that future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

The Partnership, while not a party to any partner unsecured bank loan agreements, does facilitate making payments of allocated income to certain banks on behalf of the limited partner. The following table represents amounts related to partnership loans as well as bank loans (for which the Partnership facilitates certain administrative functions). Partners may have arranged their own bank loans to finance their partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

	As of December 31, 2013
($ millions)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1) :
Total partnership capital	$640.3	$304.5	$1,127.6	$2,072.4

Partnership capital owned by partners with individual loans	$95.2	$0.5	$583.6	$679.3

Partnership capital owned by partners with individual loans as a percent of total partnership capital	14.9%	0.2%	51.8%	32.8%

Partner loans:
Bank loans	$22.7	$—	$—	$22.7
Partnership loans	$—	$0.1	$214.4	$214.5

Total loans	$22.7	$0.1	$214.4	$237.2

Partner loans as a percent of total partnership capital	3.5%	0.0%	19.0%	11.4%
Partner loans as a percent of partnership capital owned by partners with loans	23.8%	20.0%	36.7%	34.9%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2013 and 2012:

($ millions)	2013	2012

2013 Credit Facility	$400	$—
2011 Credit Facility	—	395
Uncommitted secured credit facilities	415	415

Total bank lines of credit	$815	$810

In March 2011, the Partnership entered into a three-year $395 million committed unsecured revolving line of credit (“2011 Credit Facility”) with an expiration date of March 18, 2014. In November 2013, the Partnership replaced the 2011 Credit Facility with an agreement with 12 banks for a five-year $400 million committed unsecured revolving line of credit (“2013 Credit Facility”). The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of December 31, 2013 and 2012. In addition, the Partnership did not have any draws against these lines of credits during the years ended December 31, 2013 and 2012.

The Partnership is in compliance with all covenants related to its outstanding debt agreements as of December 31, 2013. For further details on covenants, see discussion regarding debt covenants in Notes 7 and 9 to the Consolidated Financial Statements.

Cash Activity

As of December 31, 2013, the Partnership had $0.6 billion in cash and cash equivalents and $1.0 billion in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1.6 billion of Partnership liquidity as of December 31, 2013, a 4% ($67 million) decrease from $1.7 billion at December 31, 2012. This decrease is primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8.4 billion and $7.7 billion in cash and investments segregated under federal regulations as of December 31, 2013 and 2012, respectively, which was not available for general use.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Expenditures

The Partnership estimates 2014 capital expenditures will approximate $130 million and will be funded by normal operations. Approximately half of the capital expenditures will be for construction at the north campus location in St. Louis where the Partnership is currently renovating two facilities and building a new parking structure.

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

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by IIROC. Under the regulations prescribed by IIROC, the Partnership is required to maintain prescribed/minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2013 and 2012:

($ millions)	2013	2012	% Change
U.S.:
Net capital	$873	$712	23%
Net capital in excess of the minimum required	$830	$670	24%
Net capital as a percentage of aggregate debit items	41.4%	34.0%	22%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	24.8%	18.5%	34%

Canada:
Regulatory risk adjusted capital	$34	$38	-11%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$27	$28	-4%

Net capital and the related capital percentage may fluctuate on a daily basis. In addition, EJTC was in compliance with regulatory capital requirements.

The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. In 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. This examination is on-going and is not expected to have a material impact to the Partnership.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table summarizes the Partnership’s long-term financing commitments and obligations as of December 31, 2013. Subsequent to December 31, 2013, these commitments and obligations may have fluctuated based on the changing business environment. The interest on financing commitments is based upon the stated rates of the underlying instruments, which range from 7.28% to 7.33%. For further disclosure regarding long-term debt, liabilities subordinated to claims of general creditors and rental commitments, see Notes 8, 9 and 14, respectively, to the Consolidated Financial Statements.

($ millions)	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$1.2	$1.2	$1.3	$0.7	$—	$—	$4.4
Liabilities subordinated to claims of general creditors	50.0	—	—	—	—	—	50.0
Interest on financing commitments(1)	2.1	0.2	0.1	—	—	—	2.4
Rental commitments	132.0	34.2	22.9	16.0	11.8	32.4	249.3

Total financing commitments and obligations	$185.3	$35.6	$24.3	$16.7	$11.8	$32.4	$306.1

(1)	Interest paid may vary depending on timing of principal payments in addition to changes in variable interest rates on underlying obligations.

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2013 (see Note 7 to the Consolidated Financial Statements). Additionally, the Partnership would incur termination fees of approximately $146 million in 2014 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Included in Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk and in Note 1 to the Consolidated Financial Statements, are additional discussions of the Partnership’s accounting policies.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, securities owned and receivables, less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which established requirements for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 was adopted on January 1, 2013 and adoption did not have a material impact on the Partnership’s Consolidated Financial Statements (see Note 19 to the Consolidated Financial Statements).

PART II

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Item 10 – Directors, Executive Officers and Corporate Governance of this Annual Report.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.1 billion and $8.8 billion for the year ended December 31, 2013, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $82 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $14 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 16 basis points (0.16%) in 2013, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As discussed in Item 1—Business, as a 49.5% limited partner of Passport Research Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $100 million, $90 million and $90 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

As of the end of the Partnership’s 2013 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2013 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying Consolidated Statements of Financial Condition and the related Consolidated Statements of Income, of Changes in Partnership Capital Subject To Mandatory Redemption and of Cash Flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the “Partnership”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 28, 2014

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
(Dollars in thousands)

ASSETS:
Cash and cash equivalents	$599,705	$600,936

Cash and investments segregated under federal regulations	8,435,077	7,714,642

Securities purchased under agreements to resell	1,026,405	1,092,586

Receivable from:
Clients	2,300,082	2,266,874
Mutual funds, insurance companies and other	405,009	355,507
Brokers, dealers and clearing organizations	148,103	189,119

Securities owned, at fair value:
Inventory securities	101,495	74,552
Investment securities	141,094	111,904

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	542,585	537,049

Other assets	95,206	99,074

TOTAL ASSETS	$13,794,761	$13,042,243

LIABILITIES:
Payable to:
Clients	$10,596,321	$10,075,684
Brokers, dealers and clearing organizations	79,243	65,477

Securities sold, not yet purchased, at fair value	4,259	22,327

Accrued compensation and employee benefits	842,448	665,509

Accounts payable and accrued expenses	137,562	124,850

Long-term debt	4,430	5,503

	11,664,263	10,959,350

Liabilities subordinated to claims of general creditors	50,000	100,000

Commitments and contingencies (Notes 14 and 15)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,857,915	1,812,247

Reserve for anticipated withdrawals	222,583	170,646

Total partnership capital subject to mandatory redemption	2,080,498	1,982,893

TOTAL LIABILITIES	$13,794,761	$13,042,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per unit information and units outstanding)	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Trade revenue
Commissions	$2,134,396	$1,979,026	$1,698,687
Principal transactions	182,547	155,895	284,231
Investment banking	122,365	111,539	153,100

Total trade revenue	2,439,308	2,246,460	2,136,018
Fee revenue
Asset-based	2,522,719	2,042,392	1,776,883
Account and activity	567,617	573,949	522,898

Total fee revenue	3,090,336	2,616,341	2,299,781
Interest and dividends	133,726	133,469	130,150
Other revenue	52,281	31,148	11,553

Total revenue	5,715,651	5,027,418	4,577,502
Interest expense	58,745	62,243	67,641

Net revenue	5,656,906	4,965,175	4,509,861

Operating expenses:
Compensation and benefits	3,793,110	3,285,171	2,940,088
Occupancy and equipment	356,018	352,968	356,555
Communications and data processing	291,529	279,320	289,358
Payroll and other taxes	207,326	185,954	171,125
Advertising	57,964	56,255	54,201
Postage and shipping	50,904	47,587	48,487
Clearance fees	12,588	12,648	12,564
Other operating expenses	213,129	190,252	155,700

Total operating expenses	4,982,568	4,410,155	4,028,078

Income before allocations to partners	674,338	555,020	481,783

Allocations to partners:
Limited partners	78,105	72,018	69,960
Subordinated limited partners	73,166	60,551	50,292
General partners	523,067	422,451	361,531

Net income	$—	$—	$—

Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$121.12	$109.84	$104.66

Weighted average $1,000 equivalent limited partnership units outstanding	644,856	655,663	668,450

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

(Dollars in thousands)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2010	$479,554	$237,415	$888,004	$1,604,973

Reserve for anticipated withdrawals	(28,205)	(15,447)	(64,596)	(108,248)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2010	$451,349	$221,968	$823,408	$1,496,725
Issuance of partnership interests	223,560	35,182	103,790	362,532
Redemption of partnership interests	(12,683)	(1,736)	(82,772)	(97,191)
Income allocated to partners	69,960	50,292	361,531	481,783
Distributions	(26,482)	(34,623)	(190,114)	(251,219)

Total partnership capital, including capital financed with partnership loans	705,704	271,083	1,015,843	1,992,630

Partnership loans outstanding, December 31, 2011	—	—	(86,853)	(86,853)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$705,704	$271,083	$928,990	$1,905,777

Reserve for anticipated withdrawals	(43,478)	(15,669)	(88,265)	(147,412)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662,226	$255,414	$840,725	$1,758,365

Partnership loans outstanding, December 31, 2011	—	—	86,853	86,853

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662,226	255,414	927,578	1,845,218
Issuance of partnership interests	—	36,134	103,157	139,291
Redemption of partnership interests	(11,491)	(7,839)	(79,840)	(99,170)
Income allocated to partners	72,018	60,551	422,451	555,020
Distributions	(27,195)	(41,352)	(218,655)	(287,202)

Total partnership capital, including capital financed with partnership loans	695,558	302,908	1,154,691	2,153,157

Partnership loans outstanding, December 31, 2012	—	—	(170,264)	(170,264)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2012	$695,558	$302,908	$984,427	$1,982,893

Reserve for anticipated withdrawals	(44,823)	(19,199)	(106,624)	(170,646)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2012	$650,735	$283,709	$877,803	$1,812,247

Partnership loans outstanding, December 31, 2012	—	—	170,264	170,264

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2012	650,735	283,709	1,048,067	1,982,511
Issuance of partnership interests	—	31,466	102,280	133,746
Redemption of partnership interests	(10,465)	(10,617)	(94,936)	(116,018)
Income allocated to partners	78,105	73,166	523,067	674,338
Distributions	(30,595)	(49,090)	(299,872)	(379,557)

Total partnership capital, including capital financed with partnership loans	687,780	328,634	1,278,606	2,295,020

Partnership loans outstanding, December 31, 2013	—	(126)	(214,396)	(214,522)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2013	$687,780	$328,508	$1,064,210	$2,080,498

Reserve for anticipated withdrawals	(47,510)	(24,076)	(150,997)	(222,583)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2013	$640,270	$304,432	$913,213	$1,857,915

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	674,338	555,020	481,783
Depreciation and amortization	82,095	80,148	90,609

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(720,435)	(3,242,116)	(858,363)
Securities purchased under agreements to resell	66,181	(416,138)	278,761
Net payable to clients	487,429	3,435,028	1,085,328
Net receivable from brokers, dealers and clearing organizations	54,782	(100,084)	8,124
Receivable from mutual funds, insurance companies and other	(49,502)	(55,500)	(8,922)
Securities owned, net	(74,201)	7,453	(3,700)
Other assets	3,868	305	(5,113)
Accrued compensation and employee benefits	176,939	125,093	34,195
Accounts payable and accrued expenses	9,314	(41,975)	(21,974)

Net cash provided by operating activities	710,808	347,234	1,080,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(84,233)	(36,903)	(54,230)

Net cash used in investing activities	(84,233)	(36,903)	(54,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,073)	(997)	(59,897)
Repayment of subordinated liabilities	(50,000)	(50,000)	(53,700)
Issuance of partnership interests (net of partnership loans)	38,549	45,121	270,839
Redemption of partnership interests	(116,018)	(99,170)	(97,191)
Distributions from partnership capital	(550,203)	(434,614)	(359,467)
Issuance of partnership loans	(11,203)	—	—
Repayment of partnership loans	62,142	10,759	4,840

Net cash used in financing activities	(627,806)	(528,901)	(294,576)

Net (decrease) increase in cash and cash equivalents	(1,231)	(218,570)	731,922

CASH AND CASH EQUIVALENTS:
Beginning of year	600,936	819,506	87,584

End of year	$599,705	$600,936	$819,506

Cash paid for interest	$58,817	$62,524	$67,904

Cash paid for taxes (Note 12)	$7,460	$4,132	$5,087

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$3,914	$516	$1,371

Issuance of general partnership interests through partnership loans in current period	$95,197	$94,170	$91,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting. The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the twelve month periods ended November 30, 2013, 2012 and 2011 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2013, 2012 and 2011, see Note 16 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

Revenue Recognition. The Partnership’s commissions, principal transactions and investment banking revenues are recorded on a trade date basis. Other forms of revenue are recorded on an accrual basis. Due to the timing of receipt of information, the Partnership must use estimates in recording the accruals related to certain asset-based fees. These accruals are based on historical trends and are adjusted to reflect market conditions for the period covered. The Partnership classifies its revenue into the following categories:

Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, listed and unlisted securities and insurance products.

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

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs, service fees and revenue sharing. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including Edward Jones Advisory Solutions (“Advisory Solutions”), Edward Jones Managed Account Program (“MAP”) and, in Canada, Edward Jones Portfolio Program and Guided Portfolios Program. The Partnership also earns asset-based fee revenue through service fees received under agreements with mutual fund and insurance companies, including revenue related to the Partnership’s ownership interest in Passport Research Ltd., the investment adviser to the Edward Jones money market funds. In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies. In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

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

The Partnership derived from one mutual fund company 19% of its total revenue for each of the years ended December 31, 2013, 2012 and 2011. The revenue generated from this company related to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The types of assets and liabilities categorized as Level I generally are U.S. treasuries, investments in publicly traded mutual funds, equities listed in active markets, government and agency obligations, and unit investment trusts with quoted market prices.

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

The types of assets and liabilities categorized as Level II generally are certificates of deposit, state and municipal obligations and corporate bonds and notes.

Level III – Inputs are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended December 31, 2013 and 2012. In addition, there were no transfers into or out of Levels I, II or III during these periods.

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

Cash and Investments Segregated under Federal Regulations. Cash of $7,056,047 and $6,607,714 and investments of $1,379,030 and $1,106,928 as of December 31, 2013 and 2012, respectively, were segregated in special reserve bank accounts for the benefit of U.S. clients under Rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

Securities Purchased Under Agreements to Resell. The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing. The fair value of the underlying collateral as determined daily, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% in Canada agreements. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold, as specified in the agreements. The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss. In addition, the Partnership considers risk related to these securities to be minimal due to the fact that these securities are fully collateralized.

Securities Borrowing and Lending Activities. Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Partnership to deposit cash with the lender. In securities loaned transactions, the Partnership receives collateral in the form of cash. Collateral for both securities borrowed and securities loaned is based on 102% of the fair value of the underlying securities loaned in U.S. agreements and 100% in Canada agreements. The Partnership monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned are included in receivable from and payable to brokers, dealers and clearing organizations, respectively, in the Consolidated Statements of Financial Condition.

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

Securities Owned and Sold, Not Yet Purchased. Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded at fair value which is determined by using quoted market or dealer prices. The Partnership records the related unrealized gains and losses for inventory securities and certain investment securities in principal transactions revenue in the Consolidated Statements of Income. The unrealized gains and losses for investment securities related to the nonqualified deferred compensation plan are recorded in other revenue in the Consolidated Statements of Income (see below).

Equipment, Property and Improvements. Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to seven years. Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years. Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue in the Consolidated Statements of Income.

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

Nonqualified Deferred Compensation Plan. The Partnership has a nonqualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability for the future payments due to financial advisors participating in the nonqualified deferred compensation plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the nonqualified deferred compensation plan and the change in investment securities are approximately the same, resulting in minimal net impact on the Partnership’s financial results.

Lease Accounting. The Partnership enters into lease agreements for certain home office facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes. Income taxes have not been provided for in the Consolidated Financial Statements in most jurisdictions as the Partnership is organized as a partnership and each partner is liable for its own tax payments. For the jurisdictions in which the Partnership is liable for its own tax payments, the income tax provisions are immaterial (see Note 12).

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2013, 2012 and 2011. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

Recently Adopted Accounting Standards. In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which established requirements for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 was adopted on January 1, 2013 and adoption did not have a material impact on the Partnership’s Consolidated Statement of Financial Condition (see Note 19).

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

NOTE 3 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is primarily composed of amounts due to the Partnership for asset-based fees and fees for sub-transfer agent accounting services from the mutual fund companies and insurance companies as well as a receivable from a retirement account trustee. The retirement account trustee receivable represents deposits held with the trustee as required by Canadian regulations for the Partnership’s clients’ retirement account funds held in Canada.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 4 – RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The following table shows the components of receivable from and payable to brokers, dealers and clearing organizations as of December 31, 2013 and 2012:

	2013	2012
Receivable from money market funds	$62,317	$88,084
Deposits with clearing organizations	49,110	49,154
Receivable from clearing organizations	26,889	24,208
Securities failed to deliver	3,703	2,582
Other	6,084	25,091

Total receivable from brokers, dealers and clearing organizations	$148,103	$189,119

Payable to clearing organizations	$65,949	$53,874
Securities failed to receive	10,245	10,723
Payable to brokers, dealers and carrying brokers	3,049	880

Total payable to brokers, dealers and clearing organizations	$79,243	$65,477

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 5 – FAIR VALUE

The following table shows the Partnership’s financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2013
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,154,030	$—	$—	$1,154,030
Certificates of deposit	—	225,000	—	225,000

Total investments segregated under federal regulations	$1,154,030	$225,000	$—	$1,379,030

Securities owned:
Inventory securities:
State and municipal obligations	$—	$66,777	$—	$66,777
Equities	27,138	—	—	27,138
Corporate bonds and notes	—	2,433	—	2,433
Certificates of deposit	—	1,922	—	1,922
Unit investment trusts	1,903	—	—	1,903
Other	391	931	—	1,322

Total inventory securities	$29,432	$72,063	$—	$101,495

Investment securities:
Mutual funds	$116,523	$—	$—	$116,523
Government and agency obligations	19,110	—	—	19,110
Equities	4,609	—	—	4,609
Other	—	852	—	852

Total investment securities	$140,242	$852	$—	$141,094

	Financial Liabilities at Fair Value as of
	December 31, 2013
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$1,871	$—	$1,871
Equities	1,023	—	—	1,023
Other	301	1,064	—	1,365

Total securities sold, not yet purchased	$1,324	$2,935	$—	$4,259

PART II

Item 8.	Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of December 31, 2012

	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,006,928	$—	$—	$1,006,928
Certificates of deposit	—	100,000	—	100,000

Total investments segregated under federal regulations	$1,006,928	$100,000	$—	$1,106,928

Securities owned:
Inventory securities:
State and municipal obligations	$—	$46,705	$—	$46,705
Equities	17,845	—	—	17,845
Certificates of deposit	—	4,236	—	4,236
Corporate bonds and notes	—	3,183	—	3,183
Other	1,166	1,417	—	2,583

Total inventory securities	$19,011	$55,541	$—	$74,552

Investment securities:
Mutual funds	$89,743	$—	$—	$89,743
Government and agency obligations	14,678	—	—	14,678
Equities	6,184	—	—	6,184
Other	—	1,299	—	1,299

Total investment securities	$110,605	$1,299	$—	$111,904

	Financial Liabilities at Fair Value as of
	December 31, 2012
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Mutual funds	$12,014	$—	$—	$12,014
Equities	5,133	—	—	5,133
Certificates of deposit	—	2,774	—	2,774
Corporate bonds and notes	—	1,492	—	1,492
Other	314	600	—	914

Total securities sold, not yet purchased	$17,461	$4,866	$—	$22,327

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $9,000 and $2,000 at December 31, 2013 and 2012, respectively. The average notional amounts of futures contracts outstanding throughout the years ended December 31, 2013 and 2012 were approximately $6,900 and $4,700, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustment gains of $31 and $7 are included in investment securities in the Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, respectively. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income, were gains of $419 and losses of $410 and $1,129 for the years ended December 31, 2013, 2012 and 2011, respectively.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of December 31, 2013 and 2012:

	2013	2012
Long-term debt	$4,824	$6,091
Liabilities subordinated to claims of general creditors	50,000	103,396

Total	$54,824	$109,487

See Notes 8 and 9 for the carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

NOTE 6 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2013 and 2012:

	2013	2012
Land	$18,745	$18,745
Buildings and improvements	812,868	793,655
Equipment, furniture and fixtures	611,051	613,568

Equipment, property and improvements, Gross	1,442,664	1,425,968
Accumulated depreciation and amortization	(900,079)	(888,919)

Equipment, property and improvements, Net	$542,585	$537,049

Depreciation and amortization expense on equipment, property and improvements of $82,095, $80,148 and $90,609 is included in the Consolidated Statements of Income within the communications and data processing and occupancy and equipment categories for the years ended December 31, 2013, 2012 and 2011, respectively.

The Partnership has recorded $3,914 and $516 of accrued costs which are included in equipment, property and improvements in the Consolidated Financial Statements as of December 31, 2013 and 2012, respectively.

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property. This provides for potential property tax benefits over the life of the bonds (generally 10 years). The Partnership is therefore both the bondholder and the debtor/lessee for these properties. The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 7 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2013 and 2012:

	2013	2012
2013 Credit Facility	$400,000	$—
2011 Credit Facility	—	395,000
Uncommitted secured credit facilities	415,000	415,000

Total lines of credit	$815,000	$810,000

In March 2011, the Partnership entered into an agreement with 10 banks for a three-year $395,000 committed unsecured revolving line of credit (“2011 Credit Facility”), with an expiration date of March 18, 2014. In November 2013, the Partnership replaced the 2011 Credit Facility with an agreement with 12 banks for a five-year $400,000 committed unsecured revolving line of credit (“2013 Credit Facility”). The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00% or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,381,577 plus 50% of subsequent issuances of partnership capital. As of December 31, 2013, the Partnership was in compliance with all covenants related to the 2013 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2013 Credit Facility.

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

There were no amounts outstanding on the lines of credit as of December 31, 2013 and 2012. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2013, 2012 and 2011.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 8 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of December 31, 2013 and 2012:

	2013	2012
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$4,430	$5,503

	$4,430	$5,503

Scheduled annual principal payments as of December 31, 2013 are as follows:

2014	$1,153
2015	1,240
2016	1,333
2017	704
2018	—
Thereafter	—

Total	$4,430

In 2002, the Partnership entered into a $13,100 fixed rate mortgage on a home office building located on its Tempe, Arizona campus location. The note payable is collateralized by the building, which has a cost of $15,758 and a carrying value of $9,269 as of December 31, 2013.

NOTE 9 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to claims of general creditors as of December 31, 2013 and 2012 consist of:

	2013	2012
Capital notes 7.33%, due in annual installments of $50,000 commencing on June 12, 2010 with a final installment on June 12, 2014	$50,000	$100,000

	$50,000	$100,000

The Partnership paid the annual scheduled installments of $50,000 in 2013, 2012 and 2011. The final required annual payment of $50,000 is due on June 12, 2014.

The capital note agreements contain restrictions which, among other things, require Edward Jones to maintain certain financial ratios, restrict encumbrance of assets and creation of indebtedness and limit the withdrawal of its partnership capital. As of December 31, 2013, Edward Jones was required, under the capital note agreements, to maintain minimum partnership capital subject to mandatory redemption of $400,000 and regulatory net capital of $158,016. Edward Jones was in compliance with all restrictions as of and for the years ended December 31, 2013 and 2012.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The liabilities subordinated to claims of general creditors are subject to cash subordination agreements approved by Financial Industry Regulatory Authority (“FINRA”) and, therefore, are included in Edward Jones’ computation of net capital under the SEC’s Uniform Net Capital Rule.

NOTE 10 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of December 31, 2013 and 2012:

	2013	2012

Partnership capital outstanding:
Limited partnership capital	$640,270	$650,735
Subordinated limited partnership capital	304,558	283,709
General partnership capital	1,127,609	1,048,067

Total partnership capital outstanding	2,072,437	1,982,511

Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(170,264)	(86,853)
Partnership loans issued during the period	(106,400)	(94,170)
Repayment of partnership loans during the period	62,142	10,759

Total partnership loans outstanding	(214,522)	(170,264)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,857,915	1,812,247

Reserve for anticipated withdrawals	222,583	170,646

Partnership capital subject to mandatory redemption	$2,080,498	$1,982,893

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of December 31, 2013 and 2012, the outstanding amount of partner loans financed through the Partnership was $214,522 and $170,264, respectively. Interest income from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $7,604, $5,717 and $2,888 for the years ended December 31, 2013, 2012 and 2011, respectively. Partnership loans issued during the year ended December 31, 2013 consisted of $95,197 of new capital contributions and $11,203 of partnership loans issued in connection with paying off bank loans, as further discussed below.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

On January 18, 2013, the Partnership paid, through earnings on behalf of the general and subordinated limited partners, the $35,393 outstanding balance on partnership administered bank loans related to capital contributions of general or subordinated limited partners. The maturity date of these loans was February 22, 2013. In connection with this payoff, the Partnership issued $11,203 of partnership loans. It is anticipated that all future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans.

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return totaled $48,380, $49,181 and $50,137 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, the Partnership is required to maintain prescribed/minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2013 and 2012:

	2013	2012
U.S.:
Net capital	$872,592	$711,894
Net capital in excess of the minimum required	$830,455	$670,072
Net capital as a percentage of aggregate debit items	41.4%	34.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	24.8%	18.5%

Canada:
Regulatory risk adjusted capital	$34,131	$38,488
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$27,093	$27,567

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, EJTC was in compliance with its regulatory capital requirements.

NOTE 12 – INCOME TAXES

The Partnership is a pass through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general and limited partners. However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2013 and 2012, the Partnership’s tax basis of assets and liabilities exceeds book basis by $102,968 and $82,925, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid. Since the Partnership is treated as a pass through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2013 and 2012 and is not aware of any tax positions that will significantly change during the next twelve months. Edward Jones is subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which Edward Jones conducts business. In 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. This examination is on-going and is not expected to have a material impact to the Partnership. With the exception of the IRS examination noted above, tax years prior to 2010 are generally no longer subject to examination by U.S. federal, state, local or foreign tax authorities.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a Profit Sharing and Deferred Compensation plan covering all eligible U.S. employees and a Group Registered Retirement Savings Plan and a Deferred Profit Sharing Plan covering all eligible Canada employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. The Partnership contributed approximately $161,500, $133,300 and $115,600 to the plans for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14 – COMMITMENTS, GUARANTEES AND RISKS

The Partnership leases home office and branch office space under numerous operating leases. Branch offices are leased generally for terms of three to five years. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent and other lease-related expenses were approximately $234,000, $229,300, and $227,500 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Partnership’s non-cancelable lease commitments greater than one year as of December 31, 2013, are summarized below:

2014	$132,026
2015	34,228
2016	22,936
2017	16,022
2018	11,760
Thereafter	32,361

Total	$249,333

The Partnership’s annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

In addition to the commitments discussed above, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2013 (see Note 7), as well as would have incurred termination fees of approximately $146,000 as of December 31, 2013 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

The Partnership provides margin loans to its clients in accordance with Regulation T and FINRA, which loans are collateralized by securities in the client’s account. The Partnership could be liable for the margin requirement of its client margin securities transactions. To mitigate this risk, the Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements.

The Partnership’s securities activities involve execution, settlement and financing of various securities transactions for clients. The Partnership may be exposed to risk of loss in the event clients, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

For transactions in which it extends credit to clients, the Partnership seeks to control the risks associated with these activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. Therefore, the potential to make payments under these client transactions is remote and accordingly, no liability has been recognized for these transactions.

Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, the Partnership’s Canada broker-dealer may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts. The Partnership has credit exposure to U.S. government and agency securities which are held as collateral for its resell agreements, investment securities and segregated investments. The Partnership’s primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure in the event of the counterparty’s default on the resell agreements.

The Partnership provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Partnership’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Partnership to make payments under these agreements is remote. Accordingly, no liability has been recognized for these transactions.

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at December 31, 2013 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $5,000 to $45,000. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at December 31, 2013 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

Each segment, in its own geographic location, primarily derives revenue from the retail brokerage business from the purchase or sale of mutual fund shares, listed and unlisted securities and insurance products, as well as from principal transactions, investment banking, and fees related to assets held by and account services provided to its clients.

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income (loss) before variable compensation. Variable compensation is determined at the Partnership level for profit sharing and home office and branch employee bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual income before variable compensation. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Both income (loss) before allocations to partners and income (loss) before variable compensation are considered in evaluating segment performance. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets for each segment are provided for informational purposes.

The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. For computation of segment information, the Partnership allocates costs incurred by the U.S. entity in support of Canada operations to the Canada segment. Canada segment information is based upon the Consolidated Financial Statements of the Partnership’s Canada operations without eliminating intercompany items, such as management fees paid to affiliated entities. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management reviews the segments in order to assess performance.

PART II

Item 8.	Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net revenue:
U.S.	$5,457,479	$4,789,850	$4,324,451
Canada	199,427	175,325	185,410

Total net revenue	$5,656,906	$4,965,175	$4,509,861

Net interest and dividends revenue:
U.S.	$70,557	$66,912	$57,647
Canada	4,424	4,314	4,862

Total net interest and dividends revenue	$74,981	$71,226	$62,509

Pre-variable income (loss):
U.S.	$1,310,285	$1,055,550	$855,862
Canada	7,192	(3,482)	4,189

Total pre-variable income	$1,317,477	$1,052,068	$860,051

Variable compensation:
U.S.	$625,979	$485,196	$366,663
Canada	17,160	11,852	11,605

Total variable compensation	$643,139	$497,048	$378,268

Income (loss) before allocations to partners:
U.S.	$684,306	$570,354	$489,199
Canada	(9,968)	(15,334)	(7,416)

Total income before allocations to partners	$674,338	$555,020	$481,783

Capital expenditures:
U.S.	$81,329	$35,845	$52,437
Canada	2,904	1,058	1,793

Total capital expenditures	$84,233	$36,903	$54,230

Depreciation and amortization:
U.S.	$80,026	$78,226	$88,118
Canada	2,069	1,922	2,491

Total depreciation and amortization	$82,095	$80,148	$90,609

Total assets:
U.S.	$13,340,985	$12,617,643	$9,158,882
Canada	453,776	424,600	424,704

Total assets	$13,794,761	$13,042,243	$9,583,586

Financial advisors at year end:
U.S.	12,483	11,822	11,622
Canada	675	641	620

Total financial advisors	13,158	12,463	12,242

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 17 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in the investment adviser to the Edward Jones money market funds. The Partnership does not have management responsibility with regard to the adviser. Approximately 0.1%, 0.2% and 0.2% of the Partnership’s total revenues were derived from this limited partnership interest in the adviser to the Fund during 2013, 2012 and 2011, respectively.

As of December 31, 2013, Edward Jones leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $22,700, $20,000 and $20,000 for the years ended December 31, 2013, 2012 and 2011, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

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

The Partnership recognizes interest income for the interest earned from partners who elect to finance a portion or all of their partnership capital contributions through loans made available from the Partnership (see Note 10).

NOTE 18 – QUARTERLY INFORMATION

(Unaudited)

	2013 Quarters Ended
	Mar 29	Jun 28	Sep 27	Dec 31
Total revenue	$1,350,661	$1,431,733	$1,431,720	$1,501,537
Income before allocations to partners	$148,779	$172,140	$167,757	$185,662
Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$26.72	$30.92	$30.13	$33.35

	2012 Quarters Ended
	Mar 30	Jun 29	Sep 28	Dec 31
Total revenue	$1,222,446	$1,230,238	$1,269,435	$1,305,299
Income before allocations to partners	$138,565	$138,962	$130,861	$146,632
Income before allocations to partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.42	$27.50	$25.90	$29.02

In accordance with FASB ASC 480, the Partnership presents net income of $0 on its Consolidated Statement of Income (see Note 1).

PART II

Item 8.	Financial Statements and Supplementary Data, continued

NOTE 19 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership’s securities purchased under agreements to resell as of December 31, 2013 and 2012:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Dec 31, 2013	$1,026,405	—	1,026,405	—	(1,026,405)	$—
Dec 31, 2012	$1,092,586	—	1,092,586	—	(1,092,586)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 20 – SUBSEQUENT EVENT

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014 to register $350 million in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 million in Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 million may be issued in the discretion of the Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close early next year. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital.

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

Changes in Internal Control Over Financial Reporting. There was no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 28, 2014, the Partnership was composed of 377 general partners, 13,717 limited partners and 332 subordinated limited partners. Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, controlling the management and conduct of the Partnership’s business and has the power to admit and dismiss general partners and to fix the proportion of their respective interests in the Partnership. The Managing Partner serves for an indefinite term and may be removed by a majority vote of the Executive Committee or a vote of the general partners holding a majority percentage ownership in the Partnership. If at any time the office of the Managing Partner is vacant, a new Managing Partner is elected by a majority of the Executive Committee. The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to a services agreement.

Executive Committee. The Executive Committee consists of the Managing Partner and the executive officers of the Partnership, which are five to nine general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions, including the consideration of partnership compensation, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership. In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner. Throughout 2013, the Executive Committee was comprised of James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Daniel J. Timm and James A. Tricarico, Jr.

The following table is a listing as of February 28, 2014 of the members of the Executive Committee, each member’s age, year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility. Under terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners at the age of 65. The members’ biographies are below.

Name	Age	Executive Committee	General Partner	Area of Responsibility

James D. Weddle	60	2005	1984	Managing Partner
Kevin D. Bastien	48	2010	1998	Chief Financial Officer
Brett A. Campbell	55	2006	1993	Client Strategies Group
Norman L. Eaker	57	2005	1984	Firm Administration
Daniel J. Timm	55	2009	1998	Branch Development
James A. Tricarico, Jr.	61	2007	2006	Legal and Compliance

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

James D. Weddle, Managing Partner – Mr. Weddle joined the Partnership in 1976, was named a general partner in 1984 and has served as Managing Partner since January 2006. Previously he worked in the Research department and as a financial advisor, and has been responsible for the Mutual Fund Sales department as well as the Marketing and Branch Administration divisions. Mr. Weddle earned his bachelor’s degree from DePauw University and his MBA from Washington University in St. Louis. Mr. Weddle is a member of the FINRA Board of Governors.

Kevin D. Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009. Previously he has been responsible for various areas of the Finance division including tax, partnership accounting, coordinating overall finance support for international operations and the Sourcing Office, which negotiates all Partnership financial commitments. Mr. Bastien earned his bachelor’s and master’s degrees in accounting from Southern Illinois University at Carbondale and is a certified public accountant.

Brett A. Campbell, Client Strategies Group – Mr. Campbell joined the Partnership in 1984 and was named a general partner in 1993. Mr. Campbell is responsible for the Client Strategies Group, which encompasses all of the Partnership’s advice and guidance, products and services, marketing, and branch support related to helping clients achieve their financial goals, since 2008. Previously he worked as a financial advisor and has been responsible for the Financial Advisor Training department and Branch Development division. Mr. Campbell earned his bachelor’s degree from Ball State University and is a graduate of the Kellogg Management Institute at Northwestern University.

Norman L. Eaker, Chief Administrative Officer – Mr. Eaker joined the Partnership in 1981, was named a general partner in 1984 and has served as the Chief Administrative Officer since 2008. As Chief Administrative Officer, Mr. Eaker is responsible for Firm Administration, which encompasses the Operations, Service, Human Resources and Information Systems divisions. Previously he has been responsible for the Internal Audit division and various areas within the Operations division. Mr. Eaker earned his bachelor’s degree from the University of Missouri–St. Louis. Mr. Eaker is a member of the Operations and Technology Steering Committee of the Securities Industry and Financial Markets Association (SIFMA).

Daniel J. Timm, Branch Development – Mr. Timm joined the Partnership in 1983 and was named a general partner in 1998. Mr. Timm has been responsible for the Branch Development division, which encompasses Financial Advisor and Branch Office Administrator Hiring, Branch Training, Branch and Region Development, Branch Administration and Financial Advisor Leadership Development, since 2007. Previously he worked as a financial advisor and has been responsible for various areas of the Branch Development division, including the Financial Advisor Training, Financial Advisor Development and Branch Administration departments. Mr. Timm earned his bachelor’s degree and MBA from the University of Missouri–Columbia. Mr. Timm is a member of the SIFMA Bulls Roundtable.

James A. Tricarico, Jr., General Counsel – Mr. Tricarico joined the Partnership as general partner and General Counsel in 2006. He is responsible for the Legal and Compliance divisions and Government Relations. Prior to joining the Partnership, he was in private practice and before that he served as general counsel and executive vice president of a large broker-dealer. Mr. Tricarico earned his bachelor’s degree from Fordham University and his law degree from New York Law School. Mr. Tricarico is a member of the Board of Directors and the Executive Committee of the Board of SIFMA and the Executive Committee of the Compliance and Legal Society of SIFMA.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

Management Committee. The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee. As of February 28, 2014, the Management Committee consisted of 20 general partners. The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries. The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership. General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

Audit Committee. The Audit Committee was created by way of the Partnership Agreement. The Audit Committee operates according to its charter adopted by the Executive Committee. Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged by the Partnership for the purpose of preparing or issuing an audit report. The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings. In 2013 the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Anthony Damico, who is a member of the Management Committee and the general partner responsible for the Internal Audit division, Joseph G. Porter, who is a general partner in the Finance division, and Ed Glotzbach, who is an independent member of the committee. Mr. Bastien meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Because Mr. Bastien is a general partner, he would not meet the definition of “independent” under the rules of the NYSE. However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges. Audit Committee members serve for an indefinite term and may be removed by the Managing Partner.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long-term business success and related financial performance. The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management. Throughout 2013, the Executive Committee consisted of the Partnership’s Managing Partner and five other general partners, each responsible for broad functional areas of the Partnership. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the Partnership. In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations. The Management Committee is responsible for identifying, developing and accomplishing the Partnership’s objectives. In addition, the Management Committee is responsible for sharing information across divisions and identifying issues and risks with other members of the Committee. The Management Committee meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

Several other committees and departments support the Executive Committee’s risk management responsibilities by managing certain components of the risk management process. Some of the more prominent committees and departments and their primary responsibilities, as they relate to risk management, are listed below:

Audit Committee - responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, overseeing the independent auditors qualifications and independence, and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

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

Credit Review Committee - establishes policies governing the Partnership’s client margin accounts. The committee discusses and monitors the risks associated with the Partnership’s client margin practices and current trends in the industry. The committee reviews large client margin balances, the quality of the collateral supporting those accounts, and the credit exposure related to those accounts to minimize potential losses. Any margin loan over $2.5 million is subject to approval by the Chief Financial Officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

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

Finance Risk Committee - reviews the Partnership’s financial liquidity, cash investment portfolio and capital adequacy and assesses major exposures to financial institutions. These exposures include banks in which the Partnership has deposits or on which it depends for funding.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business. The Partnership is exposed to operational risk and its business model is dependent on complex technology systems, and there is a degree of exposure to systems failure. A business continuity planning process has been established to respond to severe business disruptions. The Partnership has established a data center in Tempe, Arizona, that operates as a secondary data center to its primary data center located in St. Louis, Missouri and is designed to enable the Partnership to maintain service during a system disruption contained to St. Louis. A prolonged interruption of either site might result in a delay in service and substantial costs and expenses. In 2011, the Partnership began re-purposing its secondary data center in Tempe, Arizona in order to be able to operate this facility as a primary data center for processing the most critical systems such that they could run in St. Louis, Missouri or Tempe, Arizona. As of December 31, 2013, it is anticipated that the process will take a few more years to complete.

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

Credit Risk

The Partnership is subject to credit risk due to the very nature of the transactions it processes for its clients. In order to manage this risk, the Partnership limits certain client transactions by, in some cases, requiring payment at the time or in advance of a client transaction being accepted. The Partnership manages the credit risk arising out of the client margin loans it offers by limiting the amount and controlling the quality of collateral held in the client’s account against those loans. In accordance with FINRA rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the loan to the client is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage). The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the client be no greater than 65% of the value of the securities in the account.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

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

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to avoid legal claims or regulatory issues. As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation. To minimize the risk of regulatory non-compliance, each branch office is subject to an annual onsite branch audit, to review the financial advisor’s business and competency. Additionally, certain branches are visited regularly by field supervision directors to assure reasonable compliance. The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies. The Partnership also has a clear awareness of privacy issues, uses client information responsibly, and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer. The Partnership has specific policies related to prevention of fraud and money laundering and providing initial as well as annual training and review of competency to help mitigate regulatory risks.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s compensation program allocates profits to general partners, including members of its Executive Committee, primarily based upon their ownership interest in the Partnership. As general partners, Executive Committee members benefit annually from the profits of the Partnership through current cash payments from short-term results and from having an opportunity to continue to share in the long-term profitability of the organization. By owning general partnership interests, Executive Committee members are encouraged to balance short-term and long-term results of the Partnership as they have a significant amount of capital at risk. Also, by sharing in any annual operating loss of the Partnership, all general partners, including Executive Committee members, have a direct incentive to manage risk and focus on the short and long-term financial results of the Partnership.

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

Salary – Each Executive Committee member receives an amount of fixed compensation in the form of salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership’s principal compensation of Executive Committee members is based on general partnership ownership interests in the Partnership and special allocations of net income allocable to general partners, it does not benchmark the compensation of its Executive Committee members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its Executive Committee members. Each Executive Committee member receives a salary ranging from $175,000 - $250,000 annually.

In addition to base salary, under the Partnership Agreement the Managing Partner has the discretion to allocate an additional $3 million (in the aggregate) in compensation to general partners. In 2013, 2012 and 2011 no amounts were allocated by the Managing Partner.

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

Income Allocated to Partners – The majority of all general partners’ compensation (including that of the Executive Committee members) comes from the members capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners. Of the Partnership’s net income allocated to general partners, including the Executive Committee members, ninety-two percent is allocable based upon their capital ownership interest in the Partnership. This ownership interest is set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee. Capital ownership interests, as general partners in the Partnership, held by each Executive Committee member ranged from 1.55% to 2.50% in 2013, 1.40% to 2.70% in 2012, and 1.30% to 2.79% in 2011. The remaining eight percent of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee. None of the Executive Committee members listed in the table below received any portion of this 8% allocation in 2013, 2012 or 2011.

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2013 (including respective income allocation).

	Year	Salaries	Deferred Compensation	Income Allocated to Partners(1)	Total

James D. Weddle CEO	2013	$250,000	$12,291	$12,658,728	$12,921,019
	2012	250,000	11,475	10,863,819	11,125,294
	2011	250,000	10,609	9,552,406	9,813,015

Kevin D. Bastien CFO	2013	$175,000	$12,291	$8,430,646	$8,617,937
	2012	175,000	11,475	6,255,984	6,442,459
	2011	175,000	10,609	5,057,572	5,243,181

Brett A. Campbell General Partner - Client Strategies Group	2013	$175,000	$12,291	$11,196,074	$11,383,365
	2012	175,000	11,475	9,095,065	9,281,540
	2011	175,000	10,609	7,923,529	8,109,138

Norman L. Eaker General Partner - Firm Administration	2013	$175,000	$12,291	$10,836,785	$11,024,076
	2012	175,000	11,475	9,237,983	9,424,458
	2011	175,000	10,609	8,058,963	8,244,572

Daniel Timm General Partner - Branch Development	2013	$175,000	$12,291	$9,655,616	$9,842,907

(1)	Income Allocated to Partners includes earnings from general partner interests and any subordinated limited partnership or limited partnership investment in the Partnership.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

In connection with the Partnership’s outstanding limited and subordinated limited partnership interests (which are in each case non-voting securities), 322 of the general partners also own limited partnership interests and 51 of the general partners also own subordinated limited partnership interests, as noted in the table below. No person is the beneficial owner of more than 2.5% of the Partnership’s general partner interests.

As of February 28, 2014:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Owner	% of Class

Limited Partnership Interests	All General Partners as a Group	$45,686,000	7%

Subordinated Limited Partnership Interests	All General Partners as a Group	$87,304,221	26%

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Partnership leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $22.7 million, $20.0 million and $20.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

In 2011, the Partnership began making loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) that desire financing for some or all of their new purchases of individual partnership interests. See the Liquidity section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Policy for Review and Approval of Transactions with Related Persons

The Partnership’s policy with respect to related person transactions applies to transactions, arrangements and relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of Regulation S-K in which the aggregate amount involved exceeds $120,000 in any calendar year, and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, the term “related person” is defined in SEC Regulation S-K 404(a) “Transactions with related persons, promoters and certain control persons”.

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

As of December 31, 2013, the following transactions meet the definition of a related person transaction pursuant to SEC Regulation S-K 404(a). These contracts were subject to review by appropriate areas within the Partnership including the Partnership’s Finance and Legal areas prior to execution.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence, continued

Touch of Class, Inc.

On July 28, 2008, the Partnership entered into a five year master vendor agreement with Touch of Class, Inc. to provide artwork in the Partnership’s branch offices. This agreement was amended as of August 1, 2012 to extend the agreement through July 31, 2015. Touch of Class, Inc. is 100% owned by Shelia Timm and Eric Timm, spouse and son, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee. The total amount paid to Touch of Class, Inc. in 2013 was approximately $250,000.

Cassidy Turley

On September 1, 2004, the Partnership entered into two agreements with Cassidy Turley, one to manage the Partnership’s branch office leases and one to manage the Partnership’s home office facilities. Each agreement was for a term of five years. On May 3, 2010 each agreement was amended and extended for a period of five years. Cassidy Turley is a leading commercial real estate services provider with more than 3,700 professionals in more than 60 offices across the country. Lyle Gilbertson, a principal of Cassidy Turley, is the brother-in-law of Norman L. Eaker, a member of the Partnership’s Executive Committee. The total amount paid to Cassidy Turley in 2013 was approximately $9.7 million.

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

Brett A. Campbell, a member of the Partnership’s Executive Committee, has a brother, Robert Campbell, who was employed by the Partnership as a financial advisor during 2013 (and presently). Mr. Campbell earned approximately $410,000 in compensation during 2013 and has been employed by the Partnership for 34 years. The compensation program under which Mr. Campbell is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was employed by the Partnership as a financial advisor during 2013 (and presently). Ms. Renk earned approximately $500,000 in compensation during 2013 and has been employed by the Partnership for 19 years. The compensation program under which Ms. Renk is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

James D. Weddle, a member of the Partnership’s Executive Committee, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2013 (and presently). Mr. Selner earned approximately $250,000 in compensation during 2013 and has been employed by the Partnership for eight years. The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2013	2012
Fees paid by the Partnership:
Audit fees	$2,359	$2,320
Audit-related fees(1)	1,259	970
Tax fees(2)	12	29
Other(3)	89	927

Total fees	$3,719	$4,246

(1)	Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.
(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other in 2013 primarily consists of fees for consulting services related to a security assessment. For 2012 other consists of fees for advisory services primarily related to potential enhancements to certain service offerings.

The Audit Committee pre-approved all audit and non-audit related services in fiscal year 2013 and 2012. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	61

		Report of Independent Registered Public Accounting Firm	62

		Consolidated Statements of Financial Condition as of December 31, 2013 and 2012	64

		Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	65

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2013, 2012 and 2011	66

		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	67

		Notes to Consolidated Financial Statements	68

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2013 and 2012	108

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2013, 2012 and 2011	109

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	110

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
March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	March 28, 2014
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer	March 28, 2014
Kevin D. Bastien	(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit Number	Description

3.1*	Eighteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership of the Registrant, dated as of November 26, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 26, 2010.

3.2**	Fifteenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

3.3**	Sixteenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

3.4**	Seventeenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

3.5**	Eighteenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

10.1*	Note Purchase Agreement by Edward D. Jones & Co., L.P., for $250,000,000 aggregate principal amount of 7.33% subordinated capital notes due June 12, 2014, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

10.2*	Ordinance No. 24,183 relating to certain existing Agreement entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Des Peres Project) approved November 12, 2009, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.3*	Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.4*	Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.5*	Share Purchase Agreement between Edward D. Jones & Co., L.P. and Towry Law Finance Company Limited, dated October 22, 2009, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.6**	Amended and Restated Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $400,000,000 revolving line of credit, dated November 15, 2013.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013, continued

Exhibit Number	Description

10.7*	Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.8*	The Jones Financial Companies, L.L.L.P. 2014 Employee Limited Partnership Interest Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-193431) filed on January 17, 2014. (Constitutes a management contract or compensatory plan or arrangement)

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Order Instituting Administrative and Cease and Desist proceedings, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21C of the Securities Exchange Act of 1934, dated December 22, 2004, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated December 27, 2004.

99.2*	NASD Letter of Acceptance, Waiver and Consent, dated December 22, 2004, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated December 27, 2004.

99.3*	NYSE Stipulation of Facts and Consent to Penalty, dated December 22, 2004, incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K dated December 27, 2004.

99.4*	Deferred Consideration Agreement, dated December 22, 2004, incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K dated December 27, 2004.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013, continued

Exhibit Number	Description

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Extension Definition

101.LAB***	XBRL Taxonomy Extension Label

101.PRE***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2013	December 31, 2012

ASSETS:

Cash and cash equivalents	$252,057	$285,384

Investment securities	8,764	12,576

Investment in subsidiaries	1,809,349	1,673,619

Other assets	11,849	11,699

TOTAL ASSETS	$2,082,019	$1,983,278

LIABILITIES:

Accounts payable and accrued expenses	$1,521	$385

Partnership capital subject to mandatory redemption	2,080,498	1,982,893

TOTAL LIABILITIES	$2,082,019	$1,983,278

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011

NET REVENUE
Subsidiary earnings	$667,334	$548,308	$482,926
Management fee income	76,570	78,016	78,485
Other	9,004	8,606	1,166

Total revenue	752,908	634,930	562,577

Interest expense	48,380	49,194	50,231

Net revenue	704,528	585,736	512,346

OPERATING EXPENSES
Compensation and benefits	28,191	28,836	28,348
Payroll and other taxes	333	256	151
Other operating expenses	1,666	1,624	2,064

Total operating expenses	30,190	30,716	30,563

INCOME BEFORE ALLOCATIONS TO PARTNERS	$674,338	$555,020	$481,783

Allocations to partners	(674,338)	(555,020)	(481,783)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	674,338	555,020	481,783
Changes in assets and liabilities:
Investment securities	3,812	2,648	(15,224)
Investment in subsidiaries	(135,730)	56,317	(136,358)
Other assets	(150)	(549)	(1,287)
Accounts payable and accrued expenses	1,136	26	(1,292)

Net cash provided by operating activities	543,406	613,462	327,622

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests (net of partnership loans)	38,549	45,121	270,839
Redemption of partnership interests	(116,018)	(99,170)	(97,191)
Distributions from partnership capital	(550,203)	(434,614)	(359,467)
Issuance of partnership loans	(11,203)	—	—
Repayment of partnership loans	62,142	10,759	4,840

Net cash used in financing activities	(576,733)	(477,904)	(180,979)

Net (decrease) increase in cash and cash equivalents	(33,327)	135,558	146,643

CASH AND CASH EQUIVALENTS:

Beginning of year	285,384	149,826	3,183

End of year	$252,057	$285,384	$149,826

These financial statements should be read in conjunction with the notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.