Form 10-Q
period 2014-03-28
JONES FINANCIAL COMPANIES LLLP
filed 2014-05-02
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

As of April 25, 2014, 638,186 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	March 28, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$559	$600
Cash and investments segregated under federal regulations	8,251	8,435
Securities purchased under agreements to resell	675	1,026
Receivable from:
Clients	2,353	2,300
Mutual funds, insurance companies and other	483	405
Brokers, dealers and clearing organizations	140	148
Securities owned, at fair value:
Inventory securities	96	102
Investment securities	138	141
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	547	543
Other assets	71	95

TOTAL ASSETS	$13,313	$13,795

LIABILITIES:
Payable to:
Clients	$10,261	$10,596
Brokers, dealers and clearing organizations	131	79
Accrued compensation and employee benefits	665	843
Accounts payable, accrued expenses and other	158	142
Long-term debt	4	4

	11,219	11,664

Liabilities subordinated to claims of general creditors	50	50
Contingencies (Note 6)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,887	1,858
Reserve for anticipated withdrawals	157	223

Total partnership capital subject to mandatory redemption	2,044	2,081

TOTAL LIABILITIES	$13,313	$13,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 28, 2014	March 29, 2013
Revenue:
Fee revenue
Asset-based	$715	$570
Account and activity	144	139

Total fee revenue	859	709
Trade revenue
Commissions	533	540
Principal transactions	41	27
Investment banking	36	27

Total trade revenue	610	594
Interest and dividends	31	32
Other revenue	4	16

Total revenue	1,504	1,351
Interest expense	14	15

Net revenue	1,490	1,336

Operating expenses:
Compensation and benefits	992	887
Occupancy and equipment	92	90
Communications and data processing	71	73
Payroll and other taxes	63	58
Advertising	19	17
Postage and shipping	13	13
Professional and consulting fees	13	9
Other operating expenses	41	40

Total operating expenses	1,304	1,187

Income before allocations to partners	186	149
Allocations to partners:
Limited partners	20	17
Subordinated limited partners	21	17
General partners	145	115

Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$31.27	$26.72

Weighted average $1,000 equivalent limited partnership units outstanding	639,239	648,915

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

THREE MONTHS ENDED MARCH 28, 2014 AND MARCH 29, 2013

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2012	$696	$302	$985	$1,983

Reserve for anticipated withdrawals	(45)	(19)	(107)	(171)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2012	$651	$283	$878	$1,812
Partnership loans outstanding, Dec 31, 2012	—	—	170	170

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2012	651	283	1,048	1,982
Issuance of partnership interests	—	31	101	132
Redemption of partnership interests	(3)	(9)	(92)	(104)
Income allocated to partners	17	17	115	149
Distributions	—	(1)	(6)	(7)

Total partnership capital, including capital financed with partnership loans	665	321	1,166	2,152
Partnership loans outstanding, Mar 29, 2013	—	—	(249)	(249)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MAR 29, 2013	$665	$321	$917	$1,903

Reserve for anticipated withdrawals	(17)	(16)	(93)	(126)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Mar 29, 2013	$648	$305	$824	$1,777
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2013	$688	$329	$1,064	$2,081

Reserve for anticipated withdrawals	(48)	(24)	(151)	(223)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2013	$640	$305	$913	$1,858
Partnership loans outstanding, Dec 31, 2013	—	—	215	215

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2013	640	305	1,128	2,073
Issuance of partnership interests	—	46	92	138
Redemption of partnership interests	(1)	(14)	(89)	(104)
Income allocated to partners	20	21	145	186
Distributions	—	(1)	(8)	(9)

Total partnership capital, including capital financed with partnership loans	659	357	1,268	2,284
Partnership loans outstanding, Mar 28, 2014	—	(2)	(238)	(240)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MAR 28, 2014	$659	$355	$1,030	$2,044

Reserve for anticipated withdrawals	(20)	(20)	(117)	(157)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Mar 28, 2014	$639	$335	$913	$1,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 28, 2014	March 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	186	149
Depreciation and amortization	20	20
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	184	118
Securities purchased under agreements to resell	351	479
Net payable to clients	(388)	(608)
Net receivable from brokers, dealers and clearing organizations	60	113
Receivable from mutual funds, insurance companies and other	(78)	(79)
Securities owned	9	(77)
Other assets	24	8
Accrued compensation and employee benefits	(178)	(101)
Accounts payable, accrued expenses and other	16	8

Net cash provided by operating activities	206	30

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(24)	(24)

Net cash used in investing activities	(24)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests (net of partnership loans)	54	38
Redemption of partnership interests	(104)	(104)
Distributions from partnership capital	(232)	(178)
Issuance of partnership loans	—	(11)
Repayment of partnership loans	59	26

Net cash used in financing activities	(223)	(229)

Net decrease in cash and cash equivalents	(41)	(223)
CASH AND CASH EQUIVALENTS:
Beginning of period	600	601

End of period	$559	$378

Cash paid for interest	$13	$13

Cash paid for taxes	$2	$2

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$4	$—

Issuance of general partnership interests through partnership loans in current period	$84	$94

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the three month periods ended February 28, 2014 and 2013 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three month periods ended March 28, 2014 and March 29, 2013, see Note 7 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The results of operations for the three month period ended March 28, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended March 28, 2014 and December 31, 2013. In addition, there were no transfers into or out of Levels I, II or III during these periods. Securities sold, not yet purchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of March 28, 2014
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,152	$—	$—	$1,152
Certificates of deposit	—	225	—	225

Total investments segregated under federal regulations	$1,152	$225	$—	$1,377

Securities owned:
Inventory securities:
State and municipal obligations	$—	$54	$—	$54
Equities	37	—	—	37
Corporate bonds and notes	—	3	—	3
Other	1	1	—	2

Total inventory securities	$38	$58	$—	$96

Investment securities:
Mutual funds	$113	$—	$—	$113
Government and agency obligations	19	—	—	19
Equities	5	—	—	5
Other	—	1	—	1

Total investment securities	$137	$1	$—	$138

	Financial Liabilities at Fair Value as of March 28, 2014
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$2	$—	$2
Equities	1	—	—	1
Other	—	1	—	1

Total securities sold, not yet purchased	$1	$3	$—	$4

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,154	$—	$—	$1,154
Certificates of deposit	—	225	—	225

Total investments segregated under federal regulations	$1,154	$225	$—	$1,379

Securities owned:
Inventory securities:
State and municipal obligations	$—	$67	$—	$67
Equities	27	—	—	27
Corporate bonds and notes	—	3	—	3
Certificates of deposit	—	2	—	2
Unit investment trusts	2	—	—	2
Other	—	1	—	1

Total inventory securities	$29	$73	$—	$102

Investment securities:
Mutual funds	$116	$—	$—	$116
Government and agency obligations	19	—	—	19
Equities	5	—	—	5
Other	—	1	—	1

Total investment securities	$140	$1	$—	$141

	Financial Liabilities at Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$—	$2	$—	$2
Equities	1	—	—	1
Other	—	1	—	1

Total securities sold, not yet purchased	$1	$3	$—	$4

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. government securities and, to a limited extent, the sale of fixed income futures contracts. The amount of the securities purchased or sold fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $6 and $9 at March 28, 2014 and December 31, 2013, respectively. The average notional amounts of futures contracts outstanding throughout the three month period ended March 28, 2014 and the year ended December 31, 2013 were approximately $6 and $7, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments are included in investment securities in the Consolidated Statements of Financial Condition and were gains of $0.029 and $0.031 as of March 28, 2014 and December 31, 2013, respectively. The total losses related to these assets, recorded within the Consolidated Statements of Income, were $0.323 and $0.220 for the three month periods ended March 28, 2014 and March 29, 2013, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership estimates the fair value of long-term debt and the liabilities subordinated to claims of general creditors based on the present value of future principal and interest payments associated with the debt, using current interest rates for debt of a similar nature as that of the Partnership (Level II input). The following table shows the estimated fair values and book values of long-term debt and liabilities subordinated to claims of general creditors as of:

	March 28, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt	$4	$4	$4	$5
Liabilities subordinated to claims of general creditors	50	50	50	50

Total	$54	$54	$54	$55

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 28,	December 31,
	2014	2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	415	415

Total lines of credit	$815	$815

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”), which has an expiration date of November 15, 2018 and replaced a similarly termed credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of one-month LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of partnership capital. As of March 28, 2014, the Partnership was in compliance with all covenants related to the 2013 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2013 Credit Facility.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

There were no amounts outstanding on these lines of credit as of March 28, 2014 and December 31, 2013. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 28, 2014 and December 31, 2013, respectively.

NOTE 4 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	March 28,	December 31,
	2014	2013
Partnership capital outstanding:
Limited partnership capital	$639	$640
Subordinated limited partnership capital	337	305
General partnership capital	1,151	1,128

Total partnership capital outstanding	2,127	2,073
Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(215)	(170)
Partnership loans issued during the period	(84)	(107)
Repayment of partnership loans during the period	59	62

Total partnership loans outstanding	(240)	(215)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,887	1,858
Reserve for anticipated withdrawals	157	223

Partnership capital subject to mandatory redemption	$2,044	$2,081

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2014 to register $350 in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 in Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 may be issued at the discretion of the Managing Partner and Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close early next year. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (“7.5% Payment”), although the 7.5% Payment is not guaranteed by the Partnership and no reserve has been set aside for such payments.

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of March 28, 2014 and December 31, 2013, the outstanding amount of partner loans financed through the Partnership was $240 and $215, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $2 for both the three month periods ended March 28, 2014 and March 29, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return was $12 for both the three month periods ended March 28, 2014 and March 29, 2013. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

NOTE 5 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934 (“Exchange Act”) and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, the Partnership is required to maintain minimum levels of risk adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	March 28, 2014	December 31, 2013
U.S.:
Net capital	$899	$873
Net capital in excess of the minimum required	$856	$830
Net capital as a percentage of aggregate debit items	41.7%	41.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	25.4%	24.8%
Canada:
Regulatory risk adjusted capital	$33	$34
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$30	$27

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, EJTC was in compliance with its regulatory capital requirements.

NOTE 6 – CONTINGENCIES

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at March 28, 2014 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $4 to $38. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at March 28, 2014 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 7 – SEGMENT INFORMATION

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

The Partnership derived from one mutual fund company 20% of its total revenue for both the three month periods ended March 28, 2014 and March 29, 2013. The revenue generated from this company related to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 28, 2014	March 29, 2013
Net revenue:
U.S.	$1,438	$1,284
Canada	52	52

Total net revenue	$1,490	$1,336

Pre-variable income:
U.S.	$359	$281
Canada	5	3

Total pre-variable income	364	284
Variable compensation:
U.S.	173	131
Canada	5	4

Total variable compensation	178	135
Income (loss) before allocations to partners:
U.S.	186	150
Canada	—	(1)

Total income before allocations to partners	$186	$149

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of recognized assets	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amounts presented in the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
				Financial instruments	Securities collateral(1)	Net amount
Mar 28, 2014	$675	—	675	—	(675)	$—
Dec 31, 2013	$1,026	—	1,026	—	(1,026)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data of the Partnership’s Annual Report.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue. In the Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Trade revenue is composed of commissions, principal transactions and investment banking. These sources of revenue are affected by a number of factors. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of partnership loans, long-term debt and liabilities subordinated to claims of general creditors.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three month periods ended March 28, 2014 and March 29, 2013. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Revenue:
Fee revenue:
Asset-based	$715	$570	25%
Account and activity	144	139	4%

Total fee revenue	859	709	21%

% of net revenue	58%	53%
Trade revenue:
Commissions	533	540	-1%
Principal transactions	41	27	52%
Investment banking	36	27	33%

Total trade revenue	610	594	3%

% of net revenue	41%	44%
Net interest and dividends	17	17	0%
Other revenue	4	16	-75%

Net revenue	1,490	1,336	12%
Operating expenses	1,304	1,187	10%

Income before allocations to partners	$186	$149	25%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$27.5	$26.2	5%
Advisory programs ($ billions)	$5.4	$5.0	8%
Client households at period end	4.65	4.54	2%
Net new assets for the period end ($ billions)	$13.9	$11.4	22%
Client assets under care:
Total:
At period end ($ billions)	$805.0	$707.7	14%
Average ($ billions)	$792.7	$689.4	15%
Advisory programs:
At period end ($ billions)	$121.9	$96.3	27%
Average ($ billions)	$118.0	$92.6	27%
Financial advisors:
At period end	13,376	12,586	6%
Average	13,233	12,512	6%
Attrition %	8.3%	9.9%	n/a
Dow Jones Industrial Average:
At period end	16,323	14,579	12%
Average for period	16,173	13,994	16%
S&P 500 Index:
At period end	1,858	1,569	18%
Average for period	1,834	1,514	21%

(1)	Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions resulting in commissions, principal transactions and investment banking revenues. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Year to Date 2014 versus 2013 Overview

The Partnership experienced strong results during the first three months of 2014 compared to 2013, including record net revenue, income before allocations to partners and client assets under care. Results benefitted from improved market conditions, including increases of 21% in the average S&P 500 Index and 16% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the first three months of 2014 and financial advisors attracted $13.9 billion in net new assets. Average client assets under care grew 15% to $792.7 billion, which included a 27% increase in the advisory programs’ average assets under care to $118.0 billion. In addition, client dollars invested related to trade revenue were up 5% to $27.5 billion.

Net revenue increased 12% to $1.5 billion for the first three months in 2014. This increase was led by a 21% increase in fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity market daily averages. Revenue growth was also driven by a 3% increase in trade revenue.

Operating expenses increased 10% for the first three months of 2014 compared to 2013, primarily due to higher compensation expense driven by increased financial advisor productivity and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the 12% increase in net revenue, partially offset by the 10% increase in operating expenses, generated income before allocations to partners of $186 million, a 25% increase over 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 28, 2014 AND MARCH 29, 2013

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 21% to $859 million in the first quarter of 2014 compared to the same period in 2013. The increase in fee revenue for the first quarter of 2014 was primarily due to higher asset values and continued investment in advisory programs. A discussion of fee revenue components follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$395	$303	30%
Service fees	265	220	20%
Revenue sharing	45	36	25%
Trust fees	9	8	13%
Cash solutions	1	3	-67%

Total asset-based fee revenue	$715	$570	25%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs(2)	$346.5	$292.5	18%
Advisory programs	117.4	92.6	27%
Insurance	68.2	58.4	17%
Cash solutions	20.3	19.8	3%

Total client asset values	$552.4	$463.3	19%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% and 97% for the first quarters of 2014 and 2013, respectively.
(2)	The amount previously reported as of March 29, 2013 of $350.3 billion has been corrected to properly exclude $57.8 billion in mutual fund assets held in advisory programs which had been previously included. Total client asset values was also corrected by the same amount. Similar prior period adjustments will be made upon filing the second quarter, third quarter and 2014 annual results.

For the three months ended March 28, 2014, asset-based fee revenue increased 25% to $715 million compared to the three months ended March 29, 2013. The increase is primarily due to greater advisory programs fees and service fees. The growth in advisory programs fees was primarily due to increased investment of client assets into advisory programs and increases in the market value of the underlying assets. Service fees increased in the first quarter of 2014 due to increases in the market value of the underlying assets as well as continued client investment into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$92	$82	12%
Retirement account fees	30	30	0%
Other account and activity fees	22	27	-19%

Total account and activity fee revenue	$144	$139	4%

Related metrics (millions):
Average client:
Sub-transfer agent holdings serviced	21.0	19.1	10%
Retirement accounts	4.4	4.0	10%

For the three months ended March 28, 2014, account and activity fee revenue increased 4% to $144 million compared to the three months ended March 29, 2013. Revenue growth was led by sub-transfer agent service fees due to the increase in the number of average client mutual fund holdings serviced. This increase was partially offset by a decrease in other account and activity fees primarily due to declines in other transaction fees and mortgage revenue.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 3% to $610 million in the first quarter of 2014 compared to the same period in 2013. The increase in trade revenue for the first quarter of 2014 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

Commissions

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Commissions revenue ($ millions):
Mutual funds	$293	$312	-6%
Equities	153	142	8%
Insurance	87	86	1%

Total commissions revenue	$533	$540	-1%

Related metrics:
Client dollars invested ($ billions)	$22.4	$22.1	1%
Margin per $1,000 invested	$23.8	$24.4	-2%
U.S. business days	60	60	0%

For the three months ended March 28, 2014, commissions revenue decreased 1% to $533 million compared to the three months ended March 29, 2013. The decrease was primarily due to a 2% decrease in the margin per $1,000 invested. Margin decreased slightly due to a higher proportion of revenue from equities which have a lower margin than revenue from mutual funds. This decrease was partially offset by a 1% increase in client dollars invested in commission generating transactions. Clients continue to reinvest their dollars from fixed income products into equity products due to the strong equity market.

Principal Transactions

For the three months ended March 28, 2014, principal transactions revenue increased 52% to $41 million compared to the three months ended March 29, 2013. Principal transactions revenue was positively impacted by relatively higher interest rates during the quarter, compared to a weak first quarter of 2013, which improved demand and led to an increase in client dollars invested. The most notable growth was in revenue from state and municipal obligations due to increased market activity and weak demand in the first quarter of 2013 reflecting uncertainty surrounding tax exemptions. In addition, results were aided by an increase in the margin per $1,000 invested in the first quarter of 2014 compared to the first quarter of 2013.

Investment Banking

For the three months ended March 28, 2014, investment banking revenue increased 33% to $36 million compared to the three months ended March 29, 2013. The growth in investment banking revenue reflects a 45% increase in client dollars invested, primarily due to improved market conditions and increased investment in equity unit investment trusts. This increase was slightly offset by a 4% decrease in the margin earned per $1,000 invested, as client investments shifted from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$25	$26	-4%
Short-term investing interest	3	3	0%
Other interest and dividends	3	3	0%
Limited partnership interest expense	(12)	(12)	0%
Other interest expense	(2)	(3)	-33%

Total net interest and dividends revenue	$17	$17	0%

Related metrics ($ millions):
Average aggregate client loan balance	$2,147.5	$2,099.0	2%
Average rate earned	4.80%	5.11%	-6%

Average funds invested	$9,489.3	$8,411.0	13%
Average rate earned	0.15%	0.18%	-17%

Weighted average $1,000 equivalent limited partnership units outstanding	639,239	648,915	-1%

For the three month period ended March 28, 2014, net interest and dividends revenue was flat at $17 million compared to the three month period ended March 29, 2013. Other interest expense decreased 33% primarily due to lower average debt balances during the current period as a result of debt repayments. This decrease was offset by a 4% decrease in interest income from client loans, primarily reflecting a lower average rate earned.

Other Revenue

Other revenue decreased 75% to $4 million in the first quarter of 2014 compared to the first quarter of 2013. This decrease is primarily attributable to the $4 million received in 2013 related to the mortgage joint venture dissolution and a current year decrease in value of the investments held related to the Partnership’s nonqualified deferred compensation plan. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor	$520	$475	9%
Home office and branch	237	233	2%
Variable compensation	178	135	32%
Financial advisor salary and subsidy	57	44	30%

Total compensation and benefits	992	887	12%
Occupancy and equipment	92	90	2%
Communications and data processing	71	73	-3%
Payroll and other taxes	63	58	9%
Advertising	19	17	12%
Postage and shipping	13	13	0%
Professional and consulting fees	13	9	44%
Other operating expenses	41	40	3%

Total operating expenses	$1,304	$1,187	10%

Related metrics:
Number of branches
At period end	11,726	11,434	3%
Average	11,676	11,417	2%
Financial advisors:
At period end	13,376	12,586	6%
Average	13,233	12,512	6%
Branch employees(1)(3):
At period end	13,525	13,260	2%
Average	13,397	13,119	2%
Home office employees(1)(3):
At period end	5,511	5,426	2%
Average	5,464	5,407	1%
Home office employees(1)(3) per
100 financial advisors (average)	41.3	43.2	-4%
Branch employees(1)(3) per 100 financial advisors (average)	101.2	104.8	-3%
Average operating expenses per financial advisor(2)	$45,795	$46,046	-1%

(1)	Counted on a full-time equivalent (“FTE”) basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.
(3)	The methodology used to calculate FTEs was revised in 2014. Prior period metrics were updated to conform to the new methodology.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended March 28, 2014, operating expenses increased 10% to $1.3 billion compared to the three month period ended March 29, 2013 primarily due to a 12% increase in compensation and benefits (described below). The remaining operating expenses increased 4% ($12 million) primarily due to a 9% increase in payroll and other taxes caused by the increase in compensation.

Financial advisor compensation increased 9% ($45 million) in the first quarter of 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 30% ($13 million) primarily due to growth in financial advisors and new compensation initiatives.

Home office and branch salary and fringe benefit expense increased 2% ($4 million) in the first quarter of 2014 primarily due to higher wages and more personnel to support increased productivity and growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office and branch employees increased 1% and 2%, respectively.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased profit sharing and bonuses. As a result, variable compensation increased 32% ($43 million) in the first quarter of 2014 to $178 million.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the first quarter of 2014, the average number of home office employees per 100 financial advisors decreased 4% and the number of branch employees per 100 financial advisors decreased 3%. These ratios reflect the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor decreased 1% primarily due to the impact of spreading those expenses over more financial advisors.

Segment Information

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

	Three Months Ended
	March 28,	March 29,
	2014	2013	% Change
Net revenue:
U.S.	$1,438	$1,284	12%
Canada	52	52	0%

Total net revenue	1,490	1,336	12%
Operating expenses (excluding variable compensation):
U.S.	1,079	1,003	8%
Canada	47	49	-4%

Total operating expenses	1,126	1,052	7%
Pre-variable income:
U.S.	359	281	28%
Canada	5	3	67%

Total pre-variable income	364	284	28%
Variable compensation:
U.S.	173	131	32%
Canada	5	4	25%

Total variable compensation	178	135	32%
Income (loss) before allocations to partners:
U.S.	186	150	24%
Canada	—	(1)	100%

Total income before allocations to partners	$186	$149	25%

Client assets under care ($ billions):
U.S.
At period end	$786.3	$690.4	14%
Average	$774.4	$672.3	15%
Canada
At period end	$18.7	$17.3	8%
Average	$18.3	$17.1	7%
Financial advisors:
U.S.
At period end	12,681	11,944	6%
Average	12,546	11,869	6%
Canada
At period end	695	642	8%
Average	687	643	7%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended March 28, 2014, net revenue increased 12% compared to the three month period ended March 29, 2013. Revenue growth reflected a 26% ($143 million) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 30% ($91 million) and service fees revenue of 20% ($42 million). The growth reflects an increase in client assets under care resulting from continued investment of client dollars as well as market increases. In addition, trade revenue increased 3% ($17 million) primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 8% in the first quarter of 2014 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased productivity and growth of the Partnership’s financial advisor network.

Canada

Net revenue remained flat in the first quarter of 2014 compared to the first quarter of 2013. Asset-based fee revenue increased 14% ($2 million) primarily due to growth in service fee revenue of 15% ($2 million), reflecting an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue decreased 3% ($1 million) primarily due to a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) decreased 4% in the first quarter of 2014 primarily due to decreases in occupancy and equipment expense and home office and branch salary and fringe benefit expense.

As a result, pre-variable income improved 67% ($2 million) in the first quarter of 2014. Improvement in Canada is due in part to the continued focus to achieve profitability. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report, the Partnership continues to monitor several regulatory initiatives and proposed or potential rules (“Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. The regulatory activities that occurred during the first three months of 2014 have not materially changed the Partnership’s view of the potential impact to the Partnership of these Regulatory Initiatives. The Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any Regulatory Initiatives will be enacted or the impact that any Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 77% and 76% of its total revenue from sales and services related to mutual fund and annuity products in the three month periods ended March 28, 2014 and March 29, 2013, respectively. In addition, the Partnership derived from one mutual fund company 20% of its total revenue for both the three month periods ended March 28, 2014 and March 29, 2013. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014 to register $350 million in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 million in Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 million may be issued at the discretion of the Managing Partner and Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close early next year. The issuance of limited partnership interests will reduce the percentage of participation in net income by general partners and subordinated limited partners. Proceeds from the 2014 Limited Partnership offering are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

Any issuance of new Interests will decrease the Partnership’s net interest income by the 7.5% Payment for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of LP interests will reduce the Partnership’s net interest income and profitability beginning in 2015.

The Partnership’s capital subject to mandatory redemption, net of reserve for anticipated withdrawals, at March 28, 2014 was $1,887 million, an increase of $29 million from December 31, 2013. This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($20 million) and additional capital contributions related to subordinated limited partner and general partner interests ($46 million and $92 million, respectively), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($1 million, $14 million and $89 million, respectively) and the net increase in partnership loans outstanding ($25 million). During the three month periods ended March 28, 2014 and March 29, 2013, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership and amounts distributed for income taxes. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

The Partnership, while not a party to any partner unsecured bank loan agreements, does facilitate making payments of allocated income to certain banks on behalf of the limited partner. The following table represents amounts related to partnership loans as well as limited partner bank loans (for which the Partnership facilitates certain administrative functions). Partners may have arranged their own bank loans to finance their partnership capital for which the Partnership does not facilitate certain administrative functions and therefore any such loans are not included in the table.

	As of March 28, 2014
($ in millions)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Partnership capital(1):
Total partnership capital	$639	$337	$1,151	$2,127

Partnership capital owned by partners with individual loans	$78	$5	$646	$729

Partnership capital owned by partners with individual loans as a percent of total partnership capital	12.2%	1.5%	56.1%	34.3%
Partner loans	$17	$2	$238	$257

Partner loans as a percent of total partnership capital	2.7%	0.6%	20.7%	12.1%
Partner loans as a percent of partnership capital owned by partners with loans	21.8%	40.0%	36.8%	35.3%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

($ millions)	March 28, 2014	December 31, 2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	415	415

Total bank lines of credit	$815	$815

In November 2013, the Partnership entered into the 2013 Credit Facility, which has an expiration date of November 15, 2018 and replaced a similarly termed credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of March 28, 2014 and December 31, 2013. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 28, 2014 and December 31, 2013, respectively.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of March 28, 2014. For details on covenants related to lines of credit, see the discussion in Note 3 to the Consolidated Financial Statements.

Cash Activity

As of March 28, 2014, the Partnership had $559 million in cash and cash equivalents and $675 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1,234 million of Partnership liquidity as of March 28, 2014, a 24% ($392 million) decrease from $1,626 million at December 31, 2013. This decrease is primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,251 million and $8,435 million in cash and investments segregated under federal regulations as of March 28, 2014 and December 31, 2013, respectively, which was not available for general use.

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

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by IIROC. Under the regulations prescribed by IIROC, the Partnership is required to maintain minimum levels of risk adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of ($ in millions):

	March 28, 2014	December 31, 2013	% Change
U.S.:
Net capital	$899	$873	3%
Net capital in excess of the minimum required	$856	$830	3%
Net capital as a percentage of aggregate debit items	41.7%	41.4%	1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	25.4%	24.8%	2%
Canada:
Regulatory risk adjusted capital	$33	$34	-3%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$30	$27	11%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, EJTC was in compliance with its regulatory capital requirements.

The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. In 2012, the IRS began an examination of Edward Jones’ income tax returns for the years ended 2009 and 2010. This examination is ongoing and is not expected to have a material impact to the Partnership.

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

Legal Reserves. The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 6 to the Consolidated Financial Statements and Part II, Item 1 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

Included in Item 3 – Quantitative and Qualitative Disclosures about Market Risk and in Note 1 of the Partnership’s Annual Report are additional discussions of the Partnership’s accounting policies.

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

Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Item 10 – Directors, Executive Officers and Corporate Governance of the Partnership’s Annual Report.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.1 billion and $9.5 billion, respectively, for the three month period ended March 28, 2014. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $80 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $14 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 15 basis points (0.15%) in the first three months of 2014, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $25 million and $23 million for the three month periods ended March 28, 2014 and March 29, 2013, respectively, or approximately $100 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 28, 2014.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report:

Nicholas Maxwell, individually and on behalf of all others similarly situated. On December 18, 2012, Edward Jones was named as a defendant in a putative class action complaint in Alameda Superior Court. The complaint asserted causes of action for unlawful wage deductions (Labor Code sections 221, 223, 400-410, 2800, 2802, Cal. Code Reg. title 8, section 11040(8)); California Unfair Competition Law violations (Business and Professions Code sections 17200-04); and waiting time penalties (Labor Code sections 201-203). Plaintiff alleged that Edward Jones improperly charged its California financial advisors fees, costs, and expenses related to trading errors or “broken” trades, and failed to timely pay wages at termination. The parties reached a tentative settlement that, if approved, will not have an adverse material impact on the Partnership’s Consolidated Financial Condition. Plaintiff filed his motion for preliminary approval of class action settlement on March 26, 2014.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language regarding forward-looking statements in Item 2 of Part I of this Report on Form 10-Q and Part I – Item 1A of the Partnership’s Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1 **	Nineteenth Amendment of Eighteenth Restated Certificate of Limited Partnership.

31.1 **	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema

101.CAL ***	XBRL Taxonomy Extension Calculation

101.DEF ***	XBRL Extension Definition

101.LAB ***	XBRL Taxonomy Extension Label

101.PRE ***	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2014 are the following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
May 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	May 2, 2014
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	May 2, 2014
Kevin D. Bastien	(Principal Financial and Accounting Officer)