Form 10-Q
period 2014-06-27
JONES FINANCIAL COMPANIES LLLP
filed 2014-08-01
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014
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

As of July 25, 2014, 636,577 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 27, 2014	December 31, 2013

ASSETS:
Cash and cash equivalents	$536	$600

Cash and investments segregated under federal regulations	8,058	8,435

Securities purchased under agreements to resell	583	1,026

Receivable from:
Clients	2,537	2,300
Mutual funds, insurance companies and other	463	405
Brokers, dealers and clearing organizations	130	148

Securities owned, at fair value:
Inventory securities	117	102
Investment securities	150	141

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	549	543

Other assets	85	95

TOTAL ASSETS	$13,208	$13,795

LIABILITIES:
Payable to:
Clients	$10,109	$10,596
Brokers, dealers and clearing organizations	123	79

Accrued compensation and employee benefits	696	843

Accounts payable, accrued expenses and other	237	142

Long-term debt	4	4

	11,169	11,664

Liabilities subordinated to claims of general creditors	-	50

Contingencies (Note 6)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,929	1,858

Reserve for anticipated withdrawals	110	223

Total partnership capital subject to mandatory redemption	2,039	2,081

TOTAL LIABILITIES	$13,208	$13,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013

Revenue:
Fee revenue
Asset-based	$765	$617	$1,480	$1,187
Account and activity	147	140	291	279

Total fee revenue	912	757	1,771	1,466
Trade revenue
Commissions	544	566	1,077	1,106
Principal transactions	33	33	74	60
Investment banking	39	31	75	58

Total trade revenue	616	630	1,226	1,224
Interest and dividends	32	34	63	66
Other revenue	18	10	22	26

Total revenue	1,578	1,431	3,082	2,782
Interest expense	14	15	28	30

Net revenue	1,564	1,416	3,054	2,752

Operating expenses:
Compensation and benefits	1,050	943	2,042	1,830
Occupancy and equipment	91	89	183	179
Communications and data processing	72	73	143	146
Payroll and other taxes	55	53	118	111
Advertising	18	13	37	30
Postage and shipping	12	14	25	27
Professional and consulting fees	15	12	28	21
Other operating expenses	57	47	98	87

Total operating expenses	1,370	1,244	2,674	2,431

Income before allocations to partners	194	172	380	321

Allocations to partners:
Limited partners	21	20	41	37
Subordinated limited partners	22	19	43	36
General partners	151	133	296	248

Net Income	$-	$-	$-	$-

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$32.67	$30.92	$63.94	$57.64

Weighted average $1,000 equivalent limited partnership units outstanding	637,894	646,022	638,552	647,363

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

SIX MONTHS ENDED JUNE 27, 2014 AND JUNE 28, 2013

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2012	$696	$302	$985	$1,983

Reserve for anticipated withdrawals	(45)	(19)	(107)	(171)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2012	$651	$283	$878	$1,812
Partnership loans outstanding, Dec 31, 2012	-	-	170	170

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2012	651	283	1,048	1,982
Issuance of partnership interests	-	31	101	132
Redemption of partnership interests	(5)	(10)	(92)	(107)
Income allocated to partners	37	36	248	321
Distributions	(4)	(28)	(158)	(190)

Total partnership capital, including capital financed with partnership loans	679	312	1,147	2,138
Partnership loans outstanding, Jun 28, 2013	-	-	(231)	(231)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUN 28, 2013	$679	$312	$916	$1,907

Reserve for anticipated withdrawals	(33)	(7)	(56)	(96)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Jun 28, 2013	$646	$305	$860	$1,811

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2013	$688	$329	$1,064	$2,081

Reserve for anticipated withdrawals	(48)	(24)	(151)	(223)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2013	$640	$305	$913	$1,858
Partnership loans outstanding, Dec 31, 2013	-	-	215	215

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2013	640	305	1,128	2,073
Issuance of partnership interests	-	46	92	138
Redemption of partnership interests	(3)	(14)	(90)	(107)
Income allocated to partners	41	43	296	380
Distributions	(5)	(35)	(189)	(229)

Total partnership capital, including capital financed with partnership loans	673	345	1,237	2,255
Partnership loans outstanding, Jun 27, 2014	-	(2)	(214)	(216)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUN 27, 2014	$673	$343	$1,023	$2,039

Reserve for anticipated withdrawals	(36)	(8)	(66)	(110)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Jun 27, 2014	$637	$335	$957	$1,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 27, 2014	June 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	380	321
Depreciation and amortization	40	40

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	377	(72)
Securities purchased under agreements to resell	443	333
Net payable to clients	(724)	(310)
Net receivable from brokers, dealers and clearing organizations	62	62
Receivable from mutual funds, insurance companies and other	(58)	(68)
Securities owned	(24)	3
Other assets	10	(3)
Accrued compensation and employee benefits	(147)	(68)
Accounts payable, accrued expenses and other	97	80

Net cash provided by operating activities	456	318

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(48)	(46)

Net cash used in investing activities	(48)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	-	(1)
Repayment of subordinated liabilities	(50)	(50)
Issuance of partnership interests (net of partnership loans)	54	38
Redemption of partnership interests	(107)	(107)
Distributions from partnership capital	(452)	(361)
Issuance of partnership loans	-	(11)
Repayment of partnership loans	83	44

Net cash used in financing activities	(472)	(448)

Net decrease in cash and cash equivalents	(64)	(176)

CASH AND CASH EQUIVALENTS:
Beginning of period	600	601

End of period	$536	$425

Cash paid for interest	$28	$30

Cash paid for taxes	$6	$6

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$2	$1

Issuance of general partnership interests through partnership loans in current period	$84	$94

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the three and six month periods ended May 31, 2014 and 2013 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three and six month periods ended June 27, 2014 and June 28, 2013, see Note 7 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The results of operations for the three and six month periods ended June 27, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The types of assets and liabilities categorized as Level II generally are certificates of deposit, state and municipal obligations, corporate bonds and notes, and collateralized mortgage obligations.

Level III – Inputs are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended June 27, 2014 and December 31, 2013. In addition, there were no transfers into or out of Levels I, II or III during these periods. Securities sold, not yet purchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of June 27, 2014
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,153	$-	$-	$1,153
Certificates of deposit	-	225	-	225

Total investments segregated under federal regulations	$1,153	$225	$-	$1,378

Securities owned:
Inventory securities:
State and municipal obligations	$-	$59	$-	$59
Equities	38	-	-	38
Certificates of deposit	-	11	-	11
Corporate bonds and notes	-	4	-	4
Collateralized mortgage obligations	-	3	-	3
Other	2	-	-	2

Total inventory securities	$40	$77	$-	$117

Investment securities:
Mutual funds	$125	$-	$-	$125
Government and agency obligations	19	-	-	19
Equities	5	-	-	5
Other	-	1	-	1

Total investment securities	$149	$1	$-	$150

	Financial Liabilities at Fair Value as of June 27, 2014
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$-	$2	$-	$2
Equities	2	-	-	2
Other	-	1	-	1

Total securities sold, not yet purchased	$2	$3	$-	$5

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Investments segregated under federal regulations:
U.S. treasuries	$1,154	$-	$-	$1,154
Certificates of deposit	-	225	-	225

Total investments segregated under federal regulations	$1,154	$225	$-	$1,379

Securities owned:
Inventory securities:
State and municipal obligations	$-	$67	$-	$67
Equities	27	-	-	27
Corporate bonds and notes	-	3	-	3
Certificates of deposit	-	2	-	2
Unit investment trusts	2	-	-	2
Other	-	1	-	1

Total inventory securities	$29	$73	$-	$102

Investment securities:
Mutual funds	$116	$-	$-	$116
Government and agency obligations	19	-	-	19
Equities	5	-	-	5
Other	-	1	-	1

Total investment securities	$140	$1	$-	$141

	Financial Liabilities at Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Corporate bonds and notes	$-	$2	$-	$2
Equities	1	-	-	1
Other	-	1	-	1

Total securities sold, not yet purchased	$1	$3	$-	$4

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. Treasury securities futures contracts. The amount of futures contracts purchased or sold fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $4 and $9 at June 27, 2014 and December 31, 2013, respectively. The average notional amounts of futures contracts outstanding throughout the three and six month periods ended June 27, 2014 and the year ended December 31, 2013 were approximately $5, $5 and $7, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments are included in receivables from mutual funds, insurance companies and other in the Consolidated Statements of Financial Condition and were unrealized gains of $0.007 and $0.031 as of June 27, 2014 and December 31, 2013, respectively. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income, were losses of $0.180 and $0.503 for the three and six month periods ended June 27, 2014, respectively, and gains of $0.420 and $0.200 for the three and six month periods ended June 28, 2013, respectively.

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

	June 27, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt	$4	$4	$4	$5
Liabilities subordinated to claims of general creditors	-	-	50	50

Total	$4	$4	$54	$55

In June 2014, the Partnership paid the final scheduled installment on the liabilities subordinated to claims of general creditors of $50.

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 27, 2014	December 31, 2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	415	415

Total lines of credit	$815	$815

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”), which has an expiration date of November 15, 2018 and replaced a similarly termed credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of one-month LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of partnership capital. As of June 27, 2014, the Partnership was in compliance with all covenants related to the 2013 Credit Facility. As of the date of this filing, the Partnership has not borrowed against the 2013 Credit Facility.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

There were no amounts outstanding on these lines of credit as of June 27, 2014 and December 31, 2013. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 27, 2014 and December 31, 2013, respectively.

NOTE 4 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	June 27, 2014	December 31, 2013
Partnership capital outstanding:
Limited partnership capital	$637	$640
Subordinated limited partnership capital	337	305
General partnership capital	1,171	1,128

Total partnership capital outstanding	2,145	2,073

Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(215)	(170)
Partnership loans issued during the period	(84)	(107)
Repayment of partnership loans during the period	83	62

Total partnership loans outstanding	(216)	(215)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,929	1,858

Reserve for anticipated withdrawals	110	223

Partnership capital subject to mandatory redemption	$2,039	$2,081

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

As discussed in the Form 8-K filed on June 9, 2014, which is incorporated by reference, in June 2014 the Partnership entered into the Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership (the “Partnership Agreement”). Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership. The Partnership Agreement includes additional terms. Refer to Exhibit 3.1 for the complete Partnership Agreement.

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2014 to register $350 in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 in Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 may be issued at the discretion of the Managing Partner and Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close in early 2015. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (“7.5% Payment”), although the 7.5% Payment is not guaranteed by the Partnership and no reserve has been set aside for such payments.

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of June 27, 2014 and December 31, 2013, the outstanding amount of partner loans financed through the Partnership was $216 and $215, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $2 and $4 for the three and six month periods ended June 27, 2014, respectively, and $2 and $4 for the three and six month periods ended June 28, 2013, respectively.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The limited partnership capital subject to mandatory redemption is held by current and former employees and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return was $12 and $24 for the three and six month periods ended June 27, 2014, respectively, and $12 and $24 for the three and six month periods ended June 28, 2013, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	June 27, 2014	December 31, 2013
U.S.:
Net capital	$913	$873
Net capital in excess of the minimum required	$866	$830
Net capital as a percentage of aggregate debit items	39.0%	41.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.2%	24.8%

Canada:
Regulatory risk adjusted capital	$29	$34
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$21	$27

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at June 27, 2014 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $7 to $43. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at June 27, 2014 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The Partnership derived from one mutual fund company 20% of its total revenue for both the three and six month periods ended June 27, 2014, respectively, and 20% of its total revenue for both the three and six month periods ended June 28, 2013. The revenue generated from this company related to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net revenue:
U.S.	$1,513	$1,366	$2,951	$2,650
Canada	51	50	103	102

Total net revenue	$1,564	$1,416	$3,054	$2,752

Pre-variable income:
U.S.	$387	$323	$746	$604
Canada	2	2	7	5

Total pre-variable income	389	325	753	609

Variable compensation:
U.S.	189	148	362	279
Canada	6	5	11	9

Total variable compensation	195	153	373	288

Income (loss) before allocations to partners:
U.S.	198	175	384	325
Canada	(4)	(3)	(4)	(4)

Total income before allocations to partners	$194	$172	$380	$321

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of recognized assets	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amounts presented in the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
				Financial instruments	Securities collateral(1)	Net amount

Jun 27, 2014	$583	-	583	-	(583)	$-
Dec 31, 2013	$1,026	-	1,026	-	(1,026)	$-

(1) Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

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

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three and six month periods ended June 27, 2014 and June 28, 2013. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Revenue:
Fee revenue:
Asset-based	$765	$617	24%	$1,480	$1,187	25%
Account and activity	147	140	5%	291	279	4%

Total fee revenue	912	757	20%	1,771	1,466	21%

% of net revenue	58%	53%		58%	53%
Trade revenue:
Commissions	544	566	-4%	1,077	1,106	-3%
Principal transactions	33	33	0%	74	60	23%
Investment banking	39	31	26%	75	58	29%

Total trade revenue	616	630	-2%	1,226	1,224	0%

% of net revenue	39%	44%		40%	44%
Net interest and dividends	18	19	-5%	35	36	-3%
Other revenue	18	10	80%	22	26	-15%

Net revenue	1,564	1,416	10%	3,054	2,752	11%
Operating expenses	1,370	1,244	10%	2,674	2,431	10%

Income before allocations to partners	$194	$172	13%	$380	$321	18%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$28.1	$28.1	0%	$55.6	$54.2	3%
Advisory programs ($ billions)	$5.3	$5.1	4%	$10.7	$10.1	6%
Client households at period end (millions)	4.68	4.56	3%	4.68	4.56	3%
Net new assets for the period end ($ billions)	$12.8	$9.7	32%	$26.7	$21.2	26%
Client assets under care:
Total:
At period end ($ billions)	$846.3	$711.5	19%	$846.3	$711.5	19%
Average ($ billions)	$824.2	$715.4	15%	$809.0	$701.6	15%
Advisory programs:
At period end ($ billions)	$130.2	$98.3	32%	$130.2	$98.3	32%
Average ($ billions)	$125.6	$97.7	29%	$121.8	$94.3	29%
Financial advisors:
At period end	13,534	12,786	6%	13,534	12,786	6%
Average	13,450	12,687	6%	13,337	12,602	6%
Attrition %	8.9%	9.3%	n/a	8.5%	9.5%	n/a
Dow Jones Industrial Average:
At period end	16,852	14,910	13%	16,852	14,910	13%
Average for period	16,600	14,959	11%	16,390	14,492	13%
S&P 500 Index:
At period end	1,961	1,606	22%	1,961	1,606	22%
Average for period	1,899	1,609	18%	1,867	1,563	19%

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

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2014 versus 2013 Overview

The Partnership experienced strong results during the second quarter of 2014 compared to 2013, including record net revenue, income before allocations to partners and client assets under care. Results benefitted from rising market conditions, including increases of 18% in the average S&P 500 Index and 11% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the second quarter of 2014 and financial advisors attracted $12.8 billion in net new assets. Average client assets under care grew 15% to $824.2 billion, which included a 29% increase in the advisory programs’ average assets under care to $125.6 billion.

Net revenue increased 10% to $1.6 billion for the second quarter of 2014. This increase was led by a 20% increase in total fee revenue, which consists of asset-based fees and account and activity fees, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets. These results were partially offset by a 2% decrease in trade revenue.

Operating expenses increased 10% for the second quarter of 2014 compared to 2013, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the 10% increase in net revenue, partially offset by the 10% increase in operating expenses, generated income before allocations to partners of $194 million, a 13% increase over the second quarter of 2013.

Year to Date 2014 versus 2013 Overview

The Partnership experienced strong results during the first half of 2014 compared to 2013, including record net revenue, income before allocations to partners and client assets under care. Results benefitted from rising market conditions, including increases of 19% in the average S&P 500 Index and 13% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the first half of 2014 and financial advisors attracted $26.7 billion in net new assets. Average client assets under care grew 15% to $809.0 billion, which included a 29% increase in the advisory programs’ average assets under care to $121.8 billion. In addition, client dollars invested related to trade revenue were up 3% to $55.6 billion.

Net revenue increased 11% to $3.1 billion for the first half of 2014. This increase was led by a 21% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets.

Operating expenses increased 10% for the first six months of 2014 compared to 2013, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the 11% increase in net revenue, partially offset by the 10% increase in operating expenses, generated income before allocations to partners of $380 million, an 18% increase over the first half of 2013.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 27, 2014 AND JUNE 28, 2013

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 20% to $912 million and 21% to $1,771 million in the second quarter and first six months of 2014 compared to the same periods in 2013, respectively. The increase in fee revenue for the second quarter and first six months of 2014 was primarily due to higher asset values and continued client investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$425	$330	29%	$820	$633	30%
Service fees	279	237	18%	544	457	19%
Revenue sharing	49	40	23%	94	76	24%
Trust fees	10	8	25%	19	16	19%
Cash solutions	2	2	0%	3	5	-40%

Total asset-based fee revenue	$765	$617	24%	$1,480	$1,187	25%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs(2)	$359.4	$306.8	17%	$353.3	$299.3	18%
Advisory programs	124.8	97.4	28%	121.1	94.0	29%
Insurance	69.9	62.5	12%	69.1	60.0	15%
Cash solutions	20.0	19.7	2%	20.1	19.8	2%

Total client asset values	$574.1	$486.4	18%	$563.6	$473.1	19%

(1) Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the three and six month periods ended June 27, 2014 and for the three and six month periods ended June 28, 2013.

(2) The amounts previously reported for the second quarter and first six months of June 28, 2013 of $384.6 and $378.3 billion, respectively, have been corrected to exclude $77.8 and $79.0 billion, respectively, in mutual fund assets held in advisory programs which had been previously included. The amounts previously reported for the same periods for total client asset values were also corrected by the same amounts. Similar prior period adjustments will be made upon filing the third quarter and 2014 annual results.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended June 27, 2014, asset-based fee revenue increased 24% to $765 million compared to the three months ended June 28, 2013. The increase is primarily due to greater advisory programs fees and service fees. The growth in advisory programs fees was primarily due to increased investment of client assets into advisory programs and increases in the market value of the underlying assets. Service fees increased in the second quarter of 2014 due to increases in the market value of the underlying assets as well as continued client investment into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

For the six months ended June 27, 2014, asset-based fee revenue increased 25% to $1,480 million compared to the six months ended June 28, 2013. The increase is primarily due to greater advisory programs fees and service fees. The growth in advisory programs fees was primarily due to increased investment of client assets into advisory programs and increases in the market value of the underlying assets. Service fees increased in the first half of 2014 due to increases in the market value of the underlying assets as well as continued client investment into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

Account and Activity

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$95	$89	7%	$187	$171	9%
Retirement account fees	29	30	-3%	59	60	-2%
Other account and activity fees	23	21	10%	45	48	-6%

Total account and activity fee revenue	$147	$140	5%	$291	$279	4%

Related metrics (millions):
Average client:
Sub-transfer agent holdings serviced	21.6	19.6	10%	21.3	19.4	10%
Retirement accounts	4.5	4.1	10%	4.5	4.1	10%

For the three months ended June 27, 2014, account and activity fee revenue increased 5% to $147 million compared to the three months ended June 28, 2013. Revenue growth was led by sub-transfer agent service fees due to the increase in the number of average client mutual fund holdings serviced.

For the six months ended June 27, 2014, account and activity fee revenue increased 4% to $291 million compared to the six months ended June 28, 2013. Revenue growth was led by sub-transfer agent service fees due to the increase in the average number of client mutual fund holdings serviced.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, decreased 2% to $616 million in the second quarter of 2014 and increased slightly to $1,226 million in the first six months of 2014 compared to the same periods in 2013. The decrease in trade revenue for the second quarter of 2014 was primarily due to the impact of a decrease in the margin earned, partially offset by increased client dollars invested. The slight increase in trade revenue for the first six months of 2014 was primarily due to the impact of increased client dollars invested, offset by a decrease in the margin earned. A discussion of trade revenue components follows.

Commissions

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Commissions revenue ($ millions):
Mutual funds	$291	$315	-8%	$584	$627	-7%
Equities	157	156	1%	310	298	4%
Insurance	96	95	1%	183	181	1%

Total commissions revenue	$544	$566	-4%	$1,077	$1,106	-3%

Related metrics:
Client dollars invested ($ billions)	$22.9	$23.3	-2%	$45.2	$45.4	0%
Margin per $1,000 invested	$23.8	$24.3	-2%	$23.8	$24.3	-2%
U.S. business days	63	64	-2%	123	124	-1%

For the three months ended June 27, 2014, commissions revenue decreased 4% to $544 million compared to the three months ended June 28, 2013. The decrease was primarily due to a 2% decrease in the margin earned per $1,000 invested. Margin earned decreased due to a lower proportion of revenue from mutual funds which have a higher margin than revenue from equities. Results also reflect the negative impact of one less business day in 2014 compared to 2013.

For the six months ended June 27, 2014, commissions revenue decreased 3% to $1,077 million compared to the six months ended June 28, 2013. The decrease was primarily due to a 2% decrease in the margin earned per $1,000 invested. Margin earned decreased due to a lower proportion of revenue from mutual funds which have a higher margin than revenue from equities.

Principal Transactions

For the three months ended June 27, 2014, principal transactions revenue was flat at $33 million compared to the three months ended June 28, 2013. Results reflect a 13% decrease in the margin earned per $1,000 invested in the second quarter of 2014 compared to the second quarter of 2013 as client investments shifted towards products with shorter maturities which have lower margins. This decline was offset by a net inventory loss of $4 million in the second quarter of 2013, while there was an immaterial loss in the second quarter of 2014.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 27, 2014, principal transactions revenue increased 23% to $74 million compared to the six months ended June 28, 2013. Growth was primarily due to an 11% increase in client dollars invested, including reinvestment in certificates of deposit and unit investment trusts. In addition, 2014 included a $1 million net inventory gain, while 2013 included a $5 million net inventory loss.

Investment Banking

For the three months ended June 27, 2014, investment banking revenue increased 26% to $39 million compared to the three months ended June 28, 2013. The growth in investment banking revenue reflects a 31% increase in client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts.

For the six months ended June 27, 2014, investment banking revenue increased 29% to $75 million compared to the six months ended June 28, 2013. The growth in investment banking revenue reflects a 32% increase in client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts.

Net Interest and Dividends

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$26	$27	-4%	$51	$53	-4%
Short-term investing interest	4	4	0%	7	7	0%
Other interest and dividends	2	3	-33%	5	6	-17%
Limited partnership interest expense	(12)	(12)	0%	(24)	(24)	0%
Other interest expense	(2)	(3)	-33%	(4)	(6)	-33%

Total net interest and dividends revenue	$18	$19	-5%	$35	$36	-3%

Related metrics ($ millions):
Average aggregate client loan balance	$2,254.8	$2,099.5	7%	$2,205.5	$2,102.3	5%
Average rate earned	4.71%	5.14%	-8%	4.75%	5.12%	-7%

Average funds invested	$9,188.2	$8,474.9	8%	$9,335.3	$8,449.6	10%
Average rate earned	0.15%	0.16%	-6%	0.15%	0.17%	-12%

Weighted average $1,000 equivalent limited partnership units outstanding	637,894	646,022	-1%	638,552	647,363	-1%

For the three month period ended June 27, 2014, net interest and dividends revenue decreased 5% to $18 million compared to the three month period ended June 28, 2013. Results reflect a 4% decrease in client loan interest primarily due to a change in pricing structure, partially offset by an increase in the average aggregate client loan balance. This decrease was mostly offset by a decrease in other interest expense primarily due to lower average debt balances during the current period as a result of debt repayments.

For the six month period ended June 27, 2014, net interest and dividends revenue decreased 3% to $35 million compared to the six month period ended June 28, 2013. Results reflect a 4% decrease in client loan interest primarily due to a decrease in the average rate earned, partially offset by an increase in the average aggregate client loan balance. This decrease was mostly offset by a decrease in other interest expense primarily due to lower average debt balances during the current period as a result of debt repayments.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue increased 80% to $18 million in the second quarter of 2014 and decreased 15% to $22 million in the first six months of 2014 compared to the same periods in 2013. The increase for the second quarter of 2014 is primarily attributable to a current period increase in value of the investments held related to the Partnership’s nonqualified deferred compensation plan. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners. The decrease in other revenue during the first half of 2014 is primarily attributable to $4 million the Partnership received in the first quarter of 2013 related to the mortgage joint venture dissolution.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor	$546	$506	8%	$1,066	$981	9%
Home office and branch	250	237	5%	487	470	4%
Variable compensation	195	153	27%	373	288	30%
Financial advisor salary and subsidy	59	47	26%	116	91	27%

Total compensation and benefits	1,050	943	11%	2,042	1,830	12%
Occupancy and equipment	91	89	2%	183	179	2%
Communications and data processing	72	73	-1%	143	146	-2%
Payroll and other taxes	55	53	4%	118	111	6%
Advertising	18	13	38%	37	30	23%
Postage and shipping	12	14	-14%	25	27	-7%
Professional and consulting fees	15	12	25%	28	21	33%
Other operating expenses	57	47	21%	98	87	13%

Total operating expenses	$1,370	$1,244	10%	$2,674	$2,431	10%

Related metrics:
Number of branches:
At period end	11,798	11,512	2%	11,798	11,512	2%
Average	11,757	11,470	3%	11,714	11,445	2%
Financial advisors:
At period end	13,534	12,786	6%	13,534	12,786	6%
Average	13,450	12,687	6%	13,337	12,602	6%
Branch employees(1)(3):
At period end	13,735	13,393	3%	13,735	13,393	3%
Average	13,674	13,261	3%	13,537	13,179	3%
Home office employees(1)(3):
At period end	5,662	5,492	3%	5,662	5,492	3%
Average	5,525	5,401	2%	5,505	5,401	2%
Home office employees(1) per 100 financial advisors (average)	41.1	42.6	-4%	41.3	42.9	-4%
Branch employees(1) per 100 financial advisors (average)	101.7	104.5	-3%	101.5	104.6	-3%
Average operating expenses per financial advisor(2) (actual)	$46,766	$46,181	1%	$92,600	$92,216	0%

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

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended June 27, 2014, operating expenses increased 10% to $1.4 billion compared to the three month period ended June 28, 2013 primarily due to an 11% increase in compensation and benefits (described below). The remaining operating expenses increased 6% ($19 million) primarily due to a $10 million increase in other operating expenses and a $5 million planned increase in advertising costs.

Financial advisor compensation increased 8% ($40 million) in the second quarter of 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 26% ($12 million) primarily due to growth in financial advisors and new compensation initiatives.

Home office and branch salary and fringe benefit expense increased 5% ($13 million) in the second quarter of 2014 primarily due to higher wages and more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office and branch employees increased 2% and 3%, respectively.

Variable compensation expands and contracts in relation to revenues, income before allocations to partners and the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to employees in the form of increased bonuses and profit sharing. As a result, variable compensation increased 27% ($42 million) in the second quarter of 2014 to $195 million.

The Partnership uses the ratios of both the number of home office and the number of branch employees per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the second quarter of 2014, the average number of home office employees per 100 financial advisors decreased 4% and the number of branch employees per 100 financial advisors decreased 3%. These ratios reflect the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 1% primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those expenses over more financial advisors.

For the six month period ended June 27, 2014, operating expenses increased 10% to $2.7 billion compared to the six month period ended June 28, 2013 primarily due to a 12% increase in compensation and benefits (described below). The remaining operating expenses increased 5% ($31 million) primarily due to an $11 million increase in other operating expenses and a $7 million planned increase in advertising costs.

Financial advisor compensation increased 9% ($85 million) in the first half of 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 27% ($25 million) primarily due to growth in financial advisors and new compensation initiatives.

Home office and branch salary and fringe benefit expense increased 4% ($17 million) in the first half of 2014 primarily due to higher wages and more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office and branch employees increased 2% and 3%, respectively. Variable compensation increased 30% ($85 million) in the first half of 2014 to $373 million, reflecting strong financial results and profit margin.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In the first half of 2014, the average number of home office employees per 100 financial advisors decreased 4% and the number of branch employees per 100 financial advisors decreased 3%, reflecting growth in the number of financial advisors at a faster pace than growth in the number of home office and branch support staff. The average operating expense per financial advisor increased slightly, primarily due to increases in home office employees’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those expenses over more financial advisors.

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

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change
Net revenue:
U.S.	$1,513	$1,366	11%	$2,951	$2,650	11%
Canada	51	50	2%	103	102	1%

Total net revenue	1,564	1,416	10%	3,054	2,752	11%
Operating expenses (excluding variable compensation):
U.S.	1,126	1,043	8%	2,205	2,046	8%
Canada	49	48	2%	96	97	-1%

Total operating expenses	1,175	1,091	8%	2,301	2,143	7%
Pre-variable income:
U.S.	387	323	20%	746	604	24%
Canada	2	2	0%	7	5	40%

Total pre-variable income	389	325	20%	753	609	24%
Variable compensation:
U.S.	189	148	28%	362	279	30%
Canada	6	5	20%	11	9	22%

Total variable compensation	195	153	27%	373	288	30%
Income (loss) before allocations to partners:
U.S.	198	175	13%	384	325	18%
Canada	(4)	(3)	-33%	(4)	(4)	0%

Total income before allocations to partners	$194	$172	13%	$380	$321	18%

Client assets under care ($ billions):
U.S.
At period end	$826.2	$694.7	19%	$826.2	$694.7	19%
Average	$804.9	$698.1	15%	$790.2	$684.5	15%
Canada
At period end	$20.1	$16.8	20%	$20.1	$16.8	20%
Average	$19.3	$17.3	12%	$18.8	$17.1	10%
Financial advisors:
U.S.
At period end	12,836	12,135	6%	12,836	12,135	6%
Average	12,754	12,041	6%	12,646	11,957	6%
Canada
At period end	698	651	7%	698	651	7%
Average	696	646	8%	691	645	7%

PART I.    FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended June 27, 2014, net revenue increased 11% compared to the three month period ended June 28, 2014. Revenue growth reflected a 24% ($143 million) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 28% ($94 million) and service fees revenue of 18% ($41 million). The growth reflects an increase in client assets under care resulting from continued investment of client dollars as well as market increases. These results were slightly offset by a decrease in trade revenue of 2% ($11 million) primarily due to a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 8% in the second quarter of 2014 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

For the six month period ended June 27, 2014, net revenue increased 11% compared to the six month period ended June 28, 2013. Revenue growth reflected a 25% ($286 million) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 29% ($185 million) and service fees revenue of 19% ($83 million). The growth reflects an increase in client assets under care resulting from continued investment of client dollars as well as market increases. In addition, trade revenue increased 1% ($6 million) primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 8% in the first half of 2014 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

Canada

For the three month period ended June 27, 2014, net revenue increased 2% compared to the second quarter of 2013. Asset-based fee revenue increased 23% ($4 million) primarily due to growth in service fee revenue of 17% ($2 million), reflecting an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue decreased 7% ($3 million) primarily due to decreases in the margin earned and the amount of client dollars invested.

Operating expenses (excluding variable compensation) remained at a consistent level in the second quarter of 2014 compared to the second quarter of 2013. As a result, pre-variable income was flat in the second quarter of 2014.

For the six month period ended June 27, 2014, net revenue increased 1% compared to the six month period ended June 28, 2013. Asset-based fee revenue increased 21% ($6 million) primarily due to growth in service fee revenue of 16% ($4 million), reflecting an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue decreased 7% ($4 million) primarily due to decreases in the margin earned and the amount of client dollars invested.

PART I.    FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) remained at a consistent level in the first half of 2014 compared to the first half of 2013.

As a result, pre-variable income improved 40% ($2 million) in the first half of 2014. Improvement in Canada is due in part to the continued focus to achieve profitability. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory and fee-based programs.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report, the Partnership continues to monitor several regulatory initiatives and proposed or potential rules (“Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, limits on fees paid by mutual funds (often called 12b-1 fees), and reforms to the regulation of money market funds. The regulatory activities that occurred during the first six months of 2014 have not materially changed the Partnership’s view of the potential impact to the Partnership of these Regulatory Initiatives.

The Partnership’s Annual Report included a discussion of the SEC’s proposed rules to reform money market funds. On July 23, 2014, the SEC adopted amendments to the rules that govern money market mutual funds. At this time, the Partnership is evaluating the new rules.

These Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any Regulatory Initiatives will be enacted or the impact that any Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 77% of its total revenue from sales and services related to mutual fund and annuity products in both the three and six month periods ended June 27, 2014, and 76% in both the three and six month periods ended June 28, 2013. In addition, the Partnership derived from one mutual fund company 20% of its total revenue for both the three and six month periods ended June 27, 2014 and June 28, 2013, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014 to register $350 million in securities in preparation for its anticipated 2014 Limited Partnership offering. The Partnership intends to offer approximately $300 million in Interests to eligible financial advisors, branch office administrators and home office associates. The remaining $50 million may be issued at the discretion of the Managing Partner and Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional limited partnership interest. The 2014 Limited Partnership offering is expected to close in early 2015. The issuance of limited partnership interests will reduce the percentage of participation in net income by general partners and subordinated limited partners. Proceeds from the 2014 Limited Partnership offering are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

Any issuance of new Interests will decrease the Partnership’s net interest income by the 7.5% Payment for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of Interests will reduce the Partnership’s net interest income and profitability beginning in 2015.

The Partnership’s capital subject to mandatory redemption, net of reserve for anticipated withdrawals, at June 27, 2014 was $1,929 million, an increase of $71 million from December 31, 2013. This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($41 million) and additional capital contributions related to subordinated limited partner and general partner interests ($46 million and $92 million, respectively), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($3 million, $14 million and $90 million, respectively) and the net increase in partnership loans outstanding ($1 million). During the six month periods ended June 27, 2014 and June 28, 2013, the Partnership retained 13.8% of income allocated to general partners.

PART I.    FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As discussed in the Form 8-K filed on June 9, 2014, which is incorporated by reference, in June 2014 the Partnership entered into the Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership (the “Partnership Agreement”). Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership must generally redeem the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. The Partnership Agreement includes additional terms. Refer to Exhibit 3.1 for the complete Partnership Agreement.

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

	As of June 27, 2014
($ in millions)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital

Partnership capital(1):
Total partnership capital	$637	$337	$1,171	$2,145

Partnership capital owned by partners with individual loans	$74	$5	$612	$691

Partnership capital owned by partners with individual loans as a percent of total partnership capital	11.6%	1.5%	52.3%	32.2%

Partner loans	$15	$2	$214	$231

Partner loans as a percent of total partnership capital	2.4%	0.6%	18.3%	10.8%
Partner loans as a percent of partnership capital owned by partners with loans	20.3%	40.0%	35.0%	33.4%

(1)	Partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I.    FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit and Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

($ millions)	June 27, 2014	December 31, 2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	415	415

Total bank lines of credit	$815	$815

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

Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of June 27, 2014 and December 31, 2013. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 27, 2014 and December 31, 2013, respectively.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of June 27, 2014. For details on covenants related to lines of credit, see the discussion in Note 3 to the Consolidated Financial Statements.

In June 2014, the Partnership paid the final scheduled installment on the liabilities subordinated to claims of general creditors of $50 million.

Cash Activity

As of June 27, 2014, the Partnership had $536 million in cash and cash equivalents and $583 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1,119 million of Partnership liquidity as of June 27, 2014, a 31% ($507 million) decrease from $1,626 million at December 31, 2013. This decrease is primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,058 million and $8,435 million in cash and investments segregated under federal regulations as of June 27, 2014 and December 31, 2013, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of ($ in millions):

	June 27, 2014	December 31, 2013	% Change
U.S.:
Net capital	$913	$873	5%
Net capital in excess of the minimum required	$866	$830	4%
Net capital as a percentage of aggregate debit items	39.0%	41.4%	-6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.2%	24.8%	6%
Canada:
Regulatory risk adjusted capital	$29	$34	-15%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$21	$27	-22%

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

PART I.    FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

EXECUTIVE AND AUDIT COMMITTEE CHANGES

After 31 years of service to Edward Jones and its clients, on July 7, 2014, Brett Campbell, 55, general partner, member of the Partnership’s Executive, Management, and Audit Committees, and principal responsible for Edward Jones’ Client Strategies Group, announced his intention to retire effective December 31, 2014, and Mr. Campbell will no longer be a member of the Partnership’s Executive, Management and Audit Committees as of that date. In light of Mr. Campbell’s pending retirement, effective July 7, 2014, the Managing Partner, Jim Weddle, appointed general partner Penny Pennington, 50, as a member of the firm’s Executive Committee, and she will transition over the second half of 2014 into Mr. Campbell’s current role as principal of Edward Jones’ Client Strategies Group. As of September 1, 2014, Ms. Pennington will also be a member of the Audit Committee. The Managing Partner also appointed general partner Ken Cella, 45, as a member of the firm’s Executive Committee effective July 7, 2014, and he will serve as principal with overall responsibility for Financial Advisor Talent Acquisition, Financial Advisor Training, BOA Talent Acquisition & Performance, and Financial Advisor Career Development.

Effective July 1, 2014, Mark Wuller was added to the Audit Committee as an independent member.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.2 billion and $9.3 billion, respectively, for the six month period ended June 27, 2014. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $78 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $16 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 15 basis points (0.15%) in the first six months of 2014, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $50 million and $48 million for the six month periods ended June 27, 2014 and June 28, 2013, respectively, or approximately $100 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 27, 2014.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report and the discussion in Part II, Item 1 “Legal Proceedings” in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 28, 2014:

Countrywide. There have been five cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three cases are purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010). All three cases, however, have been settled, and on December 6, 2013, the court granted plaintiffs’ motion for final approval of the settlement. The settlement that was approved by the court (1) establishes a fund to be paid exclusively by Countrywide, (2) contains a complete release for all defendants in all three cases, including Edward Jones, (3) contains proposals for the administration of the settlement fund, and (4) provides for the dismissal of all three cases once the Court enters the final approval of the settlement and enters a final judgment. Because Edward Jones was being indemnified and defended in all three cases, Edward Jones will not be paying and is not required to pay any money into the settlement fund. On December 17, 2013, the Court entered the final judgment and dismissal for all three cases. On January 14, 2014, some objectors to the class action settlement filed their Notice of Appeal of the Court’s final judgment and dismissal. The appeal will be heard by the Ninth Circuit Court of Appeals, but no briefing schedule has been entered.

On August 10, 2012, the Federal Deposit Insurance Corporation (“FDIC”), in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters including Edward Jones. However, plaintiff does not allege that it purchased any tranche of any offering for which Edward Jones acted as dealer. Following defendant’s motion to dismiss, plaintiff filed its first amended complaint on November 6, 2012. On April 8, 2013, the Court dismissed FDIC v. Countrywide based on statute of limitations grounds. The FDIC filed its notice of appeal of the Court’s dismissal on October 3, 2013. The appeal has been stayed until November 28, 2014.

On December 12, 2013, a case was filed in the Superior Court of the State of California, County of Los Angeles, Northwest District styled Triaxx Prime CDO 2006-1 LTD et al. v. Banc of America Securities, LLC et al. The case involves allegations regarding the sale of Countrywide Private Label Mortgage Backed Securities. The complaint alleges that Edward Jones was the underwriter for two tranches of securities sold to the plaintiffs. Edward Jones denies that it was the underwriter for said tranches. The plaintiffs seek damages in an amount to be determined at trial and the consideration paid for the tranches at issue, less any income received on the tranches. The defendants removed the case to federal court on January 10, 2014. Defendants, including Edward Jones, filed their motion to dismiss on May 13, 2014. Plaintiffs’ opposition to defendants’ motion was filed on July 8, 2014.

PART II.    OTHER INFORMATION

ITEM 1A.     RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language regarding forward-looking statements in Item 2 of Part I of this Report on Form 10-Q and the discussion in Part I – Item 1A of the Partnership’s Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number		Description

3.1	*

Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated June 6, 2014.

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
***

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014 are the following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

PART II.    OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	August 1, 2014
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	August 1, 2014
Kevin D. Bastien	(Principal Financial and Accounting Officer)