Form 10-Q
period 2014-09-26
JONES FINANCIAL COMPANIES LLLP
filed 2014-11-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

As of October 31, 2014, 634,255 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	September 26, 2014	December 31, 2013

ASSETS:
Cash and cash equivalents	$643	$600
Cash and investments segregated under federal regulations	8,123	8,435
Securities purchased under agreements to resell	810	1,026
Receivable from:
Clients	2,658	2,300
Mutual funds, insurance companies and other	464	405
Brokers, dealers and clearing organizations	126	148
Securities owned, at fair value:
Inventory securities	86	102
Investment securities	153	141
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	546	543
Other assets	76	95

TOTAL ASSETS	$13,685	$13,795

LIABILITIES:
Payable to:
Clients	$10,320	$10,596
Brokers, dealers and clearing organizations	118	79
Accrued compensation and employee benefits	945	843
Accounts payable, accrued expenses and other	210	142
Long-term debt	3	4

	11,596	11,664

Liabilities subordinated to claims of general creditors	-	50
Contingencies (Note 6)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,954	1,858
Reserve for anticipated withdrawals	135	223

Total partnership capital subject to mandatory redemption	2,089	2,081

TOTAL LIABILITIES	$13,685	$13,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended

(Dollars in millions, except per unit information and units outstanding)	Sept 26, 2014	Sept 27, 2013	Sept 26, 2014	Sept 27, 2013

Revenue:
Fee revenue
Asset-based	$797	$646	$2,277	$1,833
Account and activity	156	143	447	422

Total fee revenue	953	789	2,724	2,255
Trade revenue
Commissions	532	504	1,609	1,610
Principal transactions	32	64	106	124
Investment banking	42	30	117	88

Total trade revenue	606	598	1,832	1,822
Interest and dividends	34	33	97	99
Other revenue	3	12	25	38

Total revenue	1,596	1,432	4,678	4,214
Interest expense	13	14	41	44

Net revenue	1,583	1,418	4,637	4,170

Operating expenses:
Compensation and benefits	1,084	956	3,126	2,786
Occupancy and equipment	91	88	274	267
Communications and data processing	73	74	216	220
Payroll and other taxes	53	47	171	158
Advertising	13	12	50	42
Postage and shipping	13	12	38	39
Professional and consulting fees	16	13	44	34
Other operating expenses	45	48	143	135

Total operating expenses	1,388	1,250	4,062	3,681

Income before allocations to partners	195	168	575	489

Allocations to partners:
Limited partners	20	20	61	57
Subordinated limited partners	23	17	66	53
General partners	152	131	448	379

Net Income	$-	$-	$-	$-

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$32.77	$30.13	$96.71	$87.77

Weighted average $1,000 equivalent limited partnership units outstanding	635,856	644,042	637,638	646,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

NINE MONTHS ENDED SEPTEMBER 26, 2014 AND SEPTEMBER 27, 2013

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2012	$696	$302	$985	$1,983

Reserve for anticipated withdrawals	(45)	(19)	(107)	(171)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2012	$651	$283	$878	$1,812
Partnership loans outstanding, Dec 31, 2012	-	-	170	170

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2012	651	283	1,048	1,982
Issuance of partnership interests	-	31	101	132
Redemption of partnership interests	(8)	(10)	(92)	(110)
Income allocated to partners	57	53	379	489
Distributions	(5)	(48)	(267)	(320)

Total partnership capital, including capital financed with partnership loans	695	309	1,169	2,173
Partnership loans outstanding, Sept 27, 2013	-	-	(215)	(215)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPT 27, 2013	$695	$309	$954	$1,958

Reserve for anticipated withdrawals	(52)	(5)	(59)	(116)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Sept 27, 2013	$643	$304	$895	$1,842

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DEC 31, 2013	$688	$329	$1,064	$2,081

Reserve for anticipated withdrawals	(48)	(24)	(151)	(223)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Dec 31, 2013	$640	$305	$913	$1,858
Partnership loans outstanding, Dec 31, 2013	-	-	215	215

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, Dec 31, 2013	640	305	1,128	2,073
Issuance of partnership interests	-	47	92	139
Redemption of partnership interests	(5)	(16)	(101)	(122)
Income allocated to partners	61	66	448	575
Distributions	(5)	(59)	(314)	(378)

Total partnership capital, including capital financed with partnership loans	691	343	1,253	2,287
Partnership loans outstanding, Sept 26, 2014	-	(2)	(196)	(198)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPT 26, 2014	$691	$341	$1,057	$2,089

Reserve for anticipated withdrawals	(56)	(7)	(72)	(135)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, Sept 26, 2014	$635	$334	$985	$1,954

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended

	September 26,	September 27,
(Dollars in millions)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	575	489
Depreciation and amortization	61	62

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	312	(377)
Securities purchased under agreements to resell	216	97
Net payable to clients	(634)	(97)
Net receivable from brokers, dealers and clearing organizations	61	105
Receivable from mutual funds, insurance companies and other	(59)	(45)
Securities owned	4	(34)
Other assets	19	29
Accrued compensation and employee benefits	102	134
Accounts payable, accrued expenses and other	71	29

Net cash provided by operating activities	728	392

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(67)	(63)

Net cash used in investing activities	(67)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(1)
Repayment of subordinated liabilities	(50)	(50)
Issuance of partnership interests (net of partnership loans)	55	38
Redemption of partnership interests	(122)	(110)
Distributions from partnership capital	(601)	(491)
Issuance of partnership loans	—	(11)
Repayment of partnership loans	101	60

Net cash used in financing activities	(618)	(565)

Net increase (decrease) in cash and cash equivalents	43	(236)

CASH AND CASH EQUIVALENTS:
Beginning of period	600	601

End of period	$643	$365

Cash paid for interest	$41	$43

Cash paid for taxes	$8	$8

NON-CASH ACTIVITIES:
Additions of equipment, property and improvements in accounts payable and accrued expenses	$1	$2

Issuance of general partnership interests through partnership loans in current period	$84	$94

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included in the Partnership’s Consolidated Financial Statements for the three and nine month periods ended August 31, 2014 and 2013 because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is comprised of two registered broker-dealers primarily serving individual investors in the United States (“U.S.”) and, through a subsidiary, Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the sale of listed and unlisted securities and insurance products, investment banking, principal transactions, distribution of mutual fund shares, and through fees related to assets held by and account services provided to its clients. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the three and nine month periods ended September 26, 2014 and September 27, 2013, see Note 7 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). The results of operations for the three and nine month periods ended September 26, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended September 26, 2014 and December 31, 2013. In addition, there were no transfers into or out of Levels I, II or III during these periods. Securities sold, not yet purchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of September 26, 2014

	Level I	Level II	Level III	Total

Investments segregated under federal regulations:
U.S. treasuries	$1,057	$-	$-	$1,057
Certificates of deposit	-	225	-	225

Total investments segregated under federal regulations	$1,057	$225	$-	$1,282

Securities owned:
Inventory securities:
State and municipal obligations	$-	$43	$-	$43
Equities	33	-	-	33
Certificates of deposit	-	5	-	5
Corporate bonds and notes	-	3	-	3
Other	1	1	-	2

Total inventory securities	$34	$52	$-	$86

Investment securities:
Mutual funds	$129	$-	$-	$129
Government and agency obligations	19	-	-	19
Equities	4	-	-	4
Other	-	1	-	1

Total investment securities	$152	$1	$-	$153

	Financial Liabilities at Fair Value as of September 26, 2014

	Level I	Level II	Level III	Total

Securities sold, not yet purchased:
Corporate bonds and notes	$-	$2	$-	$2
Equities	2	-	-	2

Total securities sold, not yet purchased	$2	$2	$-	$4

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of December 31, 2013

	Level I	Level II	Level III	Total

Investments segregated under federal regulations:
U.S. treasuries	$1,154	$-	$-	$1,154
Certificates of deposit	-	225	-	225

Total investments segregated under federal regulations	$1,154	$225	$-	$1,379

Securities owned:
Inventory securities:
State and municipal obligations	$-	$67	$-	$67
Equities	27	-	-	27
Corporate bonds and notes	-	3	-	3
Certificates of deposit	-	2	-	2
Unit investment trusts	2	-	-	2
Other	-	1	-	1

Total inventory securities	$29	$73	$-	$102

Investment securities:
Mutual funds	$116	$-	$-	$116
Government and agency obligations	19	-	-	19
Equities	5	-	-	5
Other	-	1	-	1

Total investment securities	$140	$1	$-	$141

	Financial Liabilities at Fair Value as of December 31, 2013

	Level I	Level II	Level III	Total

Securities sold, not yet purchased:
Corporate bonds and notes	$-	$2	$-	$2
Equities	1	-	-	1
Other	-	1	-	1

Total securities sold, not yet purchased	$1	$3	$-	$4

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. Treasury securities futures contracts. The amount of open futures contracts fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $5 and $9 at September 26, 2014 and December 31, 2013, respectively. The average notional amounts of futures contracts outstanding throughout the three and nine month periods ended September 26, 2014 and the year ended December 31, 2013 were approximately $4, $5 and $7, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements; however, the related mark-to-market adjustments are included in receivables from mutual funds, insurance companies and other in the Consolidated Statements of Financial Condition and were unrealized gains of $0.013 and $0.031 as of September 26, 2014 and December 31, 2013, respectively. The total gains or losses related to these assets, recorded within the Consolidated Statements of Income, were losses of $0.072 and $0.575 for the three and nine month periods ended September 26, 2014, respectively, and gains of $0.013 and $0.214 for the three and nine month periods ended September 27, 2013, respectively.

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

	September 26, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt	$3	$4	$4	$5
Liabilities subordinated to claims of general creditors	-	-	50	50

Total	$3	$4	$54	$55

In June 2014, the Partnership paid the final scheduled installment on the liabilities subordinated to claims of general creditors of $50.

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 26, 2014	December 31, 2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	415

Total lines of credit	$765	$815

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”), which has an expiration date of November 15, 2018 and replaced a similar credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of one-month LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of partnership capital. As of September 26, 2014, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

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

There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of September 26, 2014 and December 31, 2013. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 26, 2014 and December 31, 2013, respectively, except for one nominal advance made on both the committed facility and the uncommitted facility for the purpose of testing draw procedures.

NOTE 4 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of:

	September 26,	December 31,
	2014	2013
Partnership capital outstanding:
Limited partnership capital	$635	$640
Subordinated limited partnership capital	336	305
General partnership capital	1,181	1,128

Total partnership capital outstanding	2,152	2,073

Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(215)	(170)
Partnership loans issued during the period	(84)	(107)
Repayment of partnership loans during the period	101	62

Total partnership loans outstanding	(198)	(215)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,954	1,858

Reserve for anticipated withdrawals	135	223

Partnership capital subject to mandatory redemption	$2,089	$2,081

FASB ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under the provisions of ASC 480, the obligation to redeem a partner’s capital in the event of a partner’s death is one of the criteria requiring capital to be classified as a liability.

In June 2014 the Partnership entered into the Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership (the “Partnership Agreement”). Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner. The Partnership’s Managing Partner

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2014 to register $350 in securities in preparation for its 2014 Limited Partnership offering. The Partnership is in the process of offering approximately $311 in Interests to eligible financial advisors, branch office administrators and home office associates. Of this amount, it is expected approximately $300 will be accepted, with the remainder available for future issuance at the discretion of the Managing Partner and Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional Interests. The 2014 Limited Partnership offering is expected to close in early 2015. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (“7.5% Payment”), although the 7.5% Payment is not guaranteed by the Partnership and no reserve has been set aside for such payments.

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of September 26, 2014 and December 31, 2013, the outstanding amount of partner loans financed through the Partnership was $198 and $215, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $1 and $5 for the three and nine month periods ended September 26, 2014, respectively, and $2 and $6 for the three and nine month periods ended September 27, 2013, respectively.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The limited partnership capital subject to mandatory redemption is held by current and former associates, who are current and former employees of the Partnership, and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return was $12 and $36 for the three and nine month periods ended September 26, 2014, respectively, and $12 and $36 for the three and nine month periods ended September 27, 2013, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	September 26,	December 31,
	2014	2013
U.S.:
Net capital	$958	$873
Net capital in excess of the minimum required	$909	$830
Net capital as a percentage of aggregate debit items	39.1%	41.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	27.5%	24.8%

Canada:
Regulatory risk adjusted capital	$27	$34
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$20	$27

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at September 26, 2014 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $7 to $39. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at September 26, 2014 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The Partnership derived from one mutual fund company 19% and 20% of its total revenue for the three and nine month periods ended September 26, 2014, respectively, and 19% of its total revenue for both the three and nine month periods ended September 27, 2013. The revenue generated from this company related to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Net revenue:
U.S.	$1,532	$1,370	$4,483	$4,020
Canada	51	48	154	150

Total net revenue	$1,583	$1,418	$4,637	$4,170

Pre-variable income:
U.S.	$411	$338	$1,157	$942
Canada	2	1	9	6

Total pre-variable income	413	339	1,166	948

Variable compensation:
U.S.	213	167	575	446
Canada	5	4	16	13

Total variable compensation	218	171	591	459

Income (loss) before allocations to partners:
U.S.	198	171	582	496
Canada	(3)	(3)	(7)	(7)

Total income before allocations to partners	$195	$168	$575	$489

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount

Sept 26, 2014	$810	-	810	-	(810)	$-
Dec 31, 2013	$1,026	-	1,026	-	(1,026)	$-

(1) Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

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

OVERVIEW

The following table sets forth the change in major categories of the Consolidated Statements of Income as well as several key related metrics for the three and nine month periods ended September 26, 2014 and September 27, 2013. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition. All amounts are presented in millions, except the number of financial advisors and as otherwise noted.

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Revenue:
Fee revenue:
Asset-based	$797	$646	23%	$2,277	$1,833	24%
Account and activity	156	143	9%	447	422	6%

Total fee revenue	953	789	21%	2,724	2,255	21%

% of net revenue	60%	56%		59%	54%
Trade revenue:
Commissions	532	504	6%	1,609	1,610	0%
Principal transactions	32	64	-50%	106	124	-15%
Investment banking	42	30	40%	117	88	33%

Total trade revenue	606	598	1%	1,832	1,822	1%

% of net revenue	38%	42%		40%	44%
Net interest and dividends	21	19	11%	56	55	2%
Other revenue	3	12	-75%	25	38	-34%

Net revenue	1,583	1,418	12%	4,637	4,170	11%
Operating expenses	1,388	1,250	11%	4,062	3,681	10%

Income before allocations to partners	$195	$168	16%	$575	$489	18%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$27.7	$26.4	5%	$83.3	$80.6	3%
Advisory programs ($ billions)	$5.4	$4.5	20%	$16.0	$14.6	10%
Client households at period end (millions)	4.66	4.58	2%	4.66	4.58	2%
Net new assets for the period end ($ billions)	$12.3	$9.7	27%	$39.0	$30.8	27%
Client assets under care:
Total:
At period end ($ billions)	$848.2	$745.8	14%	$848.2	$745.8	14%
Average ($ billions)	$850.4	$728.4	17%	$821.8	$711.3	16%
Advisory programs:
At period end ($ billions)	$132.9	$106.8	24%	$132.9	$106.8	24%
Average ($ billions)	$132.1	$103.4	28%	$125.3	$97.4	29%
Financial advisors:
At period end	13,807	12,996	6%	13,807	12,996	6%
Average	13,659	12,877	6%	13,446	12,693	6%
Attrition %	8.8%	9.1%	n/a	8.5%	9.3%	n/a
Dow Jones Industrial Average (actual):
At period end	17,113	15,258	12%	17,113	15,258	12%
Average for period	16,949	15,288	11%	16,580	14,760	12%
S&P 500 Index (actual):
At period end	1,983	1,692	17%	1,983	1,692	17%
Average for period	1,976	1,675	18%	1,904	1,601	19%

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

Third Quarter 2014 versus 2013 Overview

The Partnership experienced strong results during the third quarter of 2014 compared to 2013, including record net revenue, income before allocations to partners and client assets under care. Results benefitted from net new assets and rising market conditions, including increases of 18% in the average S&P 500 Index and 11% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the third quarter of 2014 and financial advisors attracted $12.3 billion in net new assets. Average client assets under care grew 17% to $850.4 billion, which included a 28% increase in the advisory programs’ average assets under care to $132.1 billion. In addition, client dollars invested related to trade revenue were up 5% to $27.7 billion.

Net revenue increased 12% to $1.6 billion for the third quarter of 2014. This increase was led by a 21% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets.

Operating expenses increased 11% for the third quarter of 2014 compared to 2013, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the 12% increase in net revenue, partially offset by the 11% increase in operating expenses, generated income before allocations to partners of $195 million, a 16% increase over the third quarter of 2013.

Year to Date 2014 versus 2013 Overview

The Partnership experienced strong results during the first nine months of 2014 compared to 2013, including record net revenue, income before allocations to partners and client assets under care. Results benefitted from net new assets and rising market conditions, including increases of 19% in the average S&P 500 Index and 12% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the first nine months of 2014 and financial advisors attracted $39.0 billion in net new assets. Average client assets under care grew 16% to $821.8 billion, which included a 29% increase in the advisory programs’ average assets under care to $125.3 billion. In addition, client dollars invested related to trade revenue were up 3% to $83.3 billion.

Net revenue increased 11% to $4.6 billion for the first nine months of 2014. This increase was led by a 21% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets.

Operating expenses increased 10% for the first nine months of 2014 compared to 2013, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overall, the 11% increase in net revenue, partially offset by the 10% increase in operating expenses, generated income before allocations to partners of $575 million, an 18% increase over the first nine months of 2013.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2014 AND SEPTEMBER 27, 2013

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 21% to $953 million and 21% to $2,724 million in the third quarter and first nine months of 2014 compared to the same periods in 2013, respectively. The increase in fee revenue for the third quarter and first nine months of 2014 was primarily due to higher asset values and continued client investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Asset-based fee revenue ($ millions):
Advisory programs fees	$452	$354	28%	$1,272	$987	29%
Service fees	291	243	20%	835	700	19%
Revenue sharing	43	39	10%	137	115	19%
Trust fees	10	9	11%	29	25	16%
Cash solutions	1	1	0%	4	6	-33%

Total asset-based fee revenue	$797	$646	23%	$2,277	$1,833	24%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs(2)	$372.5	$315.2	18%	$359.4	$304.9	18%
Advisory programs	131.1	103.0	27%	124.5	97.1	28%
Insurance	71.5	63.4	13%	69.8	60.8	15%
Cash solutions	19.9	19.9	0%	20.1	19.8	2%

Total client asset values	$595.0	$501.5	19%	$573.8	$482.6	19%

(1) Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

(2) The amounts previously reported for the third quarter and first nine months of September 27, 2013 of $401.8 billion and $386.6 billion, respectively, have been corrected to exclude $86.6 billion and $81.7 billion, respectively, in mutual fund assets held in advisory programs which had been previously included. The amounts previously reported for the same periods for total client asset values were also corrected by the same amounts. Similar prior period adjustments will be made upon filing the 2014 annual results.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended September 26, 2014, asset-based fee revenue increased 23% to $797 million compared to the three months ended September 27, 2013. The increase is primarily due to greater advisory programs fees and service fees. The growth in advisory programs fees was primarily due to increased investment of client assets into advisory programs and increases in the market value of the underlying assets. Service fees increased in the third quarter of 2014 due to increases in the market value of the underlying assets as well as continued client investment into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

For the nine months ended September 26, 2014, asset-based fee revenue increased 24% to $2,277 million compared to the nine months ended September 27, 2013. The increase is primarily due to greater advisory programs fees and service fees. The growth in advisory programs fees was primarily due to increased investment of client assets into advisory programs and increases in the market value of the underlying assets. Service fees increased in the first nine months of 2014 due to increases in the market value of the underlying assets as well as continued client investment into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

Account and Activity

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Account and activity fee revenue ($ millions):
Sub-transfer agent services	$98	$89	10%	$285	$260	10%
Retirement account fees	31	31	0%	90	91	-1%
Other account and activity fees	27	23	17%	72	71	1%

Total account and activity fee revenue	$156	$143	9%	$447	$422	6%

Related metrics (millions):
Average client:
Sub-transfer agent holdings serviced	22.2	20.0	11%	21.6	19.6	10%
Retirement accounts	4.7	4.2	12%	4.1	4.1	0%

For the three months ended September 26, 2014, account and activity fee revenue increased 9% to $156 million compared to the three months ended September 27, 2013. Revenue growth was led by sub-transfer agent service fees due to the increase in the average number of client mutual fund holdings serviced.

For the nine months ended September 26, 2014, account and activity fee revenue increased 6% to $447 million compared to the nine months ended September 27, 2013. Revenue growth was led by sub-transfer agent service fees due to the increase in the average number of client mutual fund holdings serviced.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 1% to $606 million and 1% to $1,832 million in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. The increase in trade revenue for the third quarter and first nine months of 2014 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

Commissions

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Commissions revenue ($ millions):
Mutual funds	$274	$266	3%	$858	$893	-4%
Equities	151	145	4%	461	443	4%
Insurance	107	93	15%	290	274	6%

Total commissions revenue	$532	$504	6%	$1,609	$1,610	0%

Related metrics:
Client dollars invested ($ billions)	$22.4	$20.4	10%	$67.6	$65.8	3%
Margin per $1,000 invested	$23.7	$24.7	-4%	$23.8	$24.5	-3%
U.S. business days	63	63	0%	186	187	-1%

For the three months ended September 26, 2014, commissions revenue increased 6% to $532 million compared to the three months ended September 27, 2013. The increase was primarily due to a 10% increase in client dollars invested in commission generating transactions, most notably in insurance products, due to the continued strong equity market. This increase was partially offset by a 4% decrease in the margin earned per $1,000 invested due to a lower proportion of revenue from mutual funds which have a higher margin than revenue from equities.

For the nine months ended September 26, 2014, commissions revenue was essentially flat at $1,609 million compared to the nine months ended September 27, 2013. The 3% decrease in the margin earned per $1,000 invested was due to a lower proportion of revenue from mutual funds which have a higher margin than revenue from equities. This decrease was offset by a 3% increase in client dollars invested in commission generating transactions due to the continued strong equity market.

Principal Transactions

For the three months ended September 26, 2014, principal transactions revenue decreased 50% to $32 million compared to the three months ended September 27, 2013. Principal transactions revenue was negatively impacted by a 32% decrease in the margin earned per $1,000 invested in the third quarter of 2014 as client investment purchases shifted towards products with shorter maturities which have lower margins. Additionally, revenue was negatively impacted by relatively lower interest rates during the third quarter of 2014 compared to the third quarter of 2013 which caused demand to decline and led to a 28% decrease in client dollars invested.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 26, 2014, principal transactions revenue decreased 15% to $106 million compared to the nine months ended September 27, 2013. Principal transactions revenue was negatively impacted by a 15% decrease in the margin earned per $1,000 invested as client investment purchases shifted towards products with shorter maturities which have lower margins. The decrease in revenue was also due to a 5% decline in client dollars invested resulting from a weak fixed income market. This decline was partially offset by a $5 million net inventory loss in 2013, while there was a $1 million net inventory gain in 2014.

Investment Banking

For the three months ended September 26, 2014, investment banking revenue increased 40% to $42 million compared to the three months ended September 27, 2013. The growth in investment banking revenue reflects a 46% increase in client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts.

For the nine months ended September 26, 2014, investment banking revenue increased 33% to $117 million compared to the nine months ended September 27, 2013. The growth in investment banking revenue reflects a 37% increase in client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Net interest and dividends revenue ($ millions):
Client loan interest	$28	$27	4%	$79	$80	-1%
Short-term investing interest	4	3	33%	11	10	10%
Other interest and dividends	2	3	-33%	7	9	-22%
Limited partnership interest expense	(12)	(12)	0%	(36)	(36)	0%
Other interest expense	(1)	(2)	-50%	(5)	(8)	-38%

Total net interest and dividends revenue	$21	$19	11%	$56	$55	2%

Related metrics ($ millions):
Average aggregate client loan balance	$2,396.8	$2,104.1	14%	$2,268.9	$2,102.8	8%
Average rate earned	4.65%	5.12%	-9%	4.72%	5.12%	-8%

Average funds invested	$9,205.9	$8,820.8	4%	$9,291.5	$8,578.4	8%
Average rate earned	0.16%	0.15%	7%	0.16%	0.16%	0%

Weighted average $1,000 equivalent limited partnership units outstanding	635,856	644,042	-1%	637,638	646,223	-1%

For the three month period ended September 26, 2014, net interest and dividends revenue increased 11% to $21 million compared to the three month period ended September 27, 2013. Results reflect a 4% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, partially offset by a decrease in the average rate earned. This increase was aided by a decrease in other interest expense primarily due to lower average debt balances during the current period as a result of debt repayments.

For the nine month period ended September 26, 2014, net interest and dividends revenue increased 2% to $56 million compared to the nine month period ended September 27, 2013. Results reflect a decrease in other interest expense primarily due to lower average debt balances during the current period as a result of debt repayments.

Other Revenue

Other revenue decreased 75% to $3 million and 34% to $25 million in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. These decreases are primarily attributable to smaller increases in the value of the investments held related to the Partnership’s nonqualified deferred compensation plan during the current periods compared to prior year. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners. The decrease in other revenue during the first nine months of 2014 is also attributable to $4 million the Partnership received in the first quarter of 2013 related to the mortgage joint venture dissolution.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Operating expenses ($ millions):
Compensation and benefits:
Financial advisor	$549	$503	9%	$1,615	$1,484	9%
Home office and branch	255	231	10%	742	701	6%
Variable compensation	218	171	27%	591	459	29%
Financial advisor salary and subsidy	62	51	22%	178	142	25%

Total compensation and benefits	1,084	956	13%	3,126	2,786	12%

Occupancy and equipment	91	88	3%	274	267	3%
Communications and data processing	73	74	-1%	216	220	-2%
Payroll and other taxes	53	47	13%	171	158	8%
Advertising	13	12	8%	50	42	19%
Postage and shipping	13	12	8%	38	39	-3%
Professional and consulting fees	16	13	23%	44	34	29%
Other operating expenses	45	48	-6%	143	135	6%

Total operating expenses	$1,388	$1,250	11%	$4,062	$3,681	10%

Related metrics:
Number of branches:
At period end	11,906	11,584	3%	11,906	11,584	3%
Average	11,842	11,539	3%	11,757	11,476	2%
Financial advisors:
At period end	13,807	12,996	6%	13,807	12,996	6%
Average	13,659	12,877	6%	13,446	12,693	6%
Branch associates(1)(3):
At period end	13,795	13,358	3%	13,795	13,358	3%
Average	13,811	13,433	3%	13,627	13,260	3%
Home office associates(1)(3):
At period end	5,528	5,405	2%	5,528	5,405	2%
Average	5,661	5,486	3%	5,563	5,426	3%
Home office associates(1) per
100 financial advisors (average)	41.4	42.6	-3%	41.4	42.7	-3%
Branch associates(1) per 100 financial advisors (average)	101.1	104.3	-3%	101.3	104.5	-3%

Average operating expenses per financial advisor(2) (actual)	$45,465	$44,715	2%	$138,034	$136,910	1%

(1) Counted on a full-time equivalent (“FTE”) basis.

(2) Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.

(3) The methodology used to calculate FTEs was revised at the beginning of 2014. Prior period metrics were updated to conform to the new methodology.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended September 26, 2014, operating expenses increased 11% to $1.4 billion compared to the three month period ended September 27, 2013 primarily due to a 13% increase in compensation and benefits (described below). The remaining operating expenses increased 3% ($10 million) primarily due to a $6 million increase in payroll and other taxes as a result of increased compensation.

Financial advisor compensation increased 9% ($46 million) in the third quarter of 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 22% ($11 million) primarily due to growth in financial advisors and compensation initiatives.

Home office and branch salary and fringe benefit expense increased 10% ($24 million) in the third quarter of 2014 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office and branch associates increased 3%.

Variable compensation expands and contracts in relation to the Partnership’s related profit margin. As the Partnership’s financial results and profit margin improve, a significant portion is allocated to variable compensation and paid to associates in the form of increased bonuses and profit sharing. As a result, variable compensation increased 27% ($47 million) in the third quarter of 2014 to $218 million.

The Partnership uses the ratios of both the number of home office and the number of branch associates per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the third quarter of 2014, the average number of both the home office associates per 100 financial advisors and the number of branch associates per 100 financial advisors decreased 3%. These ratios reflect the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 2% primarily due to increases in home office associates’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those expenses over more financial advisors.

For the nine month period ended September 26, 2014, operating expenses increased 10% to $4.1 billion compared to the nine month period ended September 27, 2013 primarily due to a 12% increase in compensation and benefits (described below). The remaining operating expenses increased 5% ($41 million) primarily due to a $13 million increase in payroll and other taxes as a result of increased compensation, a $10 million increase in professional and consulting fees and an $8 million planned increase in advertising costs.

Financial advisor compensation increased 9% ($131 million) in the first nine months of 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 25% ($36 million) primarily due to growth in financial advisors and compensation initiatives.

Home office and branch salary and fringe benefit expense increased 6% ($41 million) in the first nine months of 2014 primarily due to higher wages and more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office and branch associates increased 3%.

Variable compensation increased 29% ($132 million) in the first nine months of 2014 to $591 million, reflecting strong financial results and profit margin.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In the first nine months of 2014, the average number of both the home office associates per 100 financial advisors and the number of branch associates per 100 financial advisors decreased 3%, reflecting growth in the number of financial advisors at a faster pace than growth in the number of home office and branch support staff. The average operating expense per financial advisor increased 1%, primarily due to increases in home office associates’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those expenses over more financial advisors.

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

	Three Months Ended			Nine Months Ended
	Sept 26, 2014	Sept 27, 2013	% Change	Sept 26, 2014	Sept 27, 2013	% Change
Net revenue:
U.S.	$1,532	$1,370	12%	$4,483	$4,020	12%
Canada	51	48	6%	154	150	3%

Total net revenue	1,583	1,418	12%	4,637	4,170	11%

Operating expenses (excluding variable compensation):
U.S.	1,121	1,032	9%	3,326	3,078	8%
Canada	49	47	4%	145	144	1%

Total operating expenses	1,170	1,079	8%	3,471	3,222	8%

Pre-variable income:
U.S.	411	338	22%	1,157	942	23%
Canada	2	1	100%	9	6	50%

Total pre-variable income	413	339	22%	1,166	948	23%

Variable compensation:
U.S.	213	167	28%	575	446	29%
Canada	5	4	25%	16	13	23%

Total variable compensation	218	171	27%	591	459	29%

Income (loss) before allocations to partners:
U.S.	198	171	16%	582	496	17%
Canada	(3)	(3)	0%	(7)	(7)	0%

Total income before allocations to partners	$195	$168	16%	$575	$489	18%

Client assets under care ($ billions):
U.S.
At period end	$828.7	$728.1	14%	$828.7	$728.1	14%
Average	$830.5	$711.1	17%	$802.7	$694.1	16%
Canada
At period end	$19.5	$17.7	10%	$19.5	$17.7	10%
Average	$19.9	$17.3	15%	$19.1	$17.2	11%

Financial advisors:
U.S.
At period end	13,089	12,333	6%	13,089	12,333	6%
Average	12,949	12,223	6%	12,748	12,045	6%
Canada
At period end	718	663	8%	718	663	8%
Average	710	655	8%	698	648	8%

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended September 26, 2014, net revenue increased 12% compared to the three month period ended September 27, 2013. Revenue growth reflected a 24% ($152 million) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 28% ($97 million) and service fees revenue of 19% ($44 million). The growth reflects an increase in client assets under care resulting from continued investment of client dollars as well as market increases. In addition, trade revenue increased 2% ($9 million) primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 9% in the third quarter of 2014 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

For the nine month period ended September 26, 2014, net revenue increased 12% compared to the nine month period ended September 27, 2013. Revenue growth reflected a 25% ($438 million) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 29% ($282 million) and service fees revenue of 19% ($127 million). The growth reflects an increase in client assets under care resulting from continued investment of client dollars as well as market increases.

Operating expenses (excluding variable compensation) increased 8% in the first nine months of 2014 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

Canada

For the three month period ended September 26, 2014, net revenue increased 6% compared to the third quarter of 2013. Asset-based fee revenue increased 33% ($5 million) reflecting an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue decreased 4% ($1 million) primarily due to decreases in the margin earned and the amount of client dollars invested.

Operating expenses (excluding variable compensation) increased 4% in the third quarter of 2014 compared to the third quarter of 2013. As a result, pre-variable income increased 100% ($1 million) in the third quarter of 2014.

For the nine month period ended September 26, 2014, net revenue increased 3% compared to the nine month period ended September 27, 2013. Asset-based fee revenue increased 25% ($11 million) reflecting an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue decreased 6% ($5 million) primarily due to decreases in the margin earned and the amount of client dollars invested. Operating expenses (excluding variable compensation) increased 1% in the first nine months of 2014 compared to the first nine months of 2013.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As a result, pre-variable income improved 50% ($3 million) in the first nine months of 2014. Improvement in Canada is due in part to the continued focus to achieve profitability. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients, and the roll out of additional advisory and fee-based programs.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in the “Legislative and Regulatory Initiatives” risk factor in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report and in the “Legislative and Regulatory Reform” section in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-Q for the quarters ended March 28, 2014 and June 27, 2014, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted rules (“Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, potential limits on fees paid by mutual funds (often called 12b-1 fees), and enacted reforms to the regulation of money market mutual funds.

The SEC adopted amendments to the rules that govern money market mutual funds on July 23, 2014. The amendments preserve stable net asset value for certain retail funds and government funds. The amendments also impose, under certain circumstances, liquidity fees and redemption gates on non-government funds. The Partnership continues to evaluate the potential impact of these amendments.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 78% and 77% of its total revenue from sales and services related to mutual fund and annuity products in the three and nine month periods ended September 26, 2014, respectively, and 74% and 75% in the three and nine month periods ended September 27, 2013, respectively. In addition, the Partnership derived from one mutual fund company 19% and 20% of its total revenue for the three and nine month periods ended September 26, 2014, respectively, and 19% of its total revenue for both the three and nine month periods ended September 27, 2013, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners and retention of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014 to register $350 million in securities in preparation for its 2014 Limited Partnership offering. The Partnership is in the process of offering approximately $311 million in Interests to eligible financial advisors, branch office administrators and home office associates. Of this amount, it is expected approximately $300 million will be accepted, with the remainder available for future issuance at the discretion of the Managing Partner and Executive Committee, which may include issuances to financial advisors who complete a retirement transition plan in future years and who may be considered for additional Interests. The 2014 Limited Partnership offering is expected to close in early 2015. The issuance of Interests will reduce the percentage of participation in net income by general partners and subordinated limited partners. Proceeds from the 2014 Limited Partnership offering are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

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

The Partnership’s capital subject to mandatory redemption, net of reserve for anticipated withdrawals, at September 26, 2014 was $1,954 million, an increase of $96 million from December 31, 2013. This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($62 million), additional capital contributions related to subordinated limited partner and general partner interests ($47 million and $92 million, respectively) and the net decrease in partnership loans outstanding ($17 million), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($5 million, $16 million and $101 million, respectively). During the nine month periods ended September 26, 2014 and September 27, 2013, the Partnership retained 13.8% of income allocated to general partners.

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In June 2014 the Partnership entered into the Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership (the “Partnership Agreement”). Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. The Partnership Agreement includes additional terms.

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

	As of September 26, 2014

($ in millions)	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital

Partnership capital(1):
Total partnership capital	$635	$336	$1,181	$2,152

Partnership capital owned by partners with individual loans	$69	$2	$585	$656

Partnership capital owned by partners with individual loans as a percent of total partnership capital	10.9%	0.6%	49.5%	30.5%

Partner loans	$13	$2	$196	$211

Partner loans as a percent of total partnership capital	2.0%	0.6%	16.6%	9.8%
Partner loans as a percent of partnership capital owned by partners with loans	18.8%	100.0%	33.5%	32.2%

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

PART I.     FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit and Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

($ millions)	September 26, 2014	December 31, 2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	415

Total bank lines of credit	$765	$815

In November 2013, the Partnership entered into the 2013 Credit Facility, which has an expiration date of November 15, 2018 and replaced a similar credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Actual borrowing availability on the uncommitted secured lines is based on client margin securities and partnership securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of September 26, 2014 and December 31, 2013. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 26, 2014 and December 31, 2013, respectively, except for one nominal advance made on both the committed facility and the uncommitted facility for the purpose of testing draw procedures.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of September 26, 2014. For details on covenants related to lines of credit, see the discussion in Note 3 to the Consolidated Financial Statements.

In June 2014, the Partnership paid the final scheduled installment on the liabilities subordinated to claims of general creditors of $50 million.

Cash Activity

As of September 26, 2014, the Partnership had $643 million in cash and cash equivalents and $810 million in securities purchased under agreements to resell, which have maturities of less than one week. This totals $1,453 million of Partnership liquidity as of September 26, 2014, an 11% ($173 million) decrease from $1,626 million at December 31, 2013. This decrease is primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,123 million and $8,435 million in cash and investments segregated under federal regulations as of September 26, 2014 and December 31, 2013, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of ($ in millions):

	September 26,	December 31,
	2014	2013	% Change
U.S.:
Net capital	$958	$873	10%
Net capital in excess of the minimum required	$909	$830	10%
Net capital as a percentage of aggregate debit items	39.1%	41.4%	-6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	27.5%	24.8%	11%

Canada:
Regulatory risk adjusted capital	$27	$34	-21%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$20	$27	-26%

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

Included in Note 1 of the Partnership’s Annual Report is additional discussion of the Partnership’s accounting policies.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.3 billion and $9.3 billion, respectively, for the nine month period ended September 26, 2014. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $81 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $16 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 16 basis points (0.16%) in the first nine months of 2014, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose (beginning in March 2009) to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $76 million and $73 million for the nine month periods ended September 26, 2014 and September 27, 2013, respectively, or approximately $100 million annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 26, 2014.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report and Part II, Item 1 “Legal Proceedings” in the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 28, 2014 and June 27, 2014:

Countrywide. There have been five cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007. Three cases were purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010). All three cases, however, have been settled, and on December 6, 2013, the court granted plaintiffs’ motion for final approval of the settlement. The settlement that was approved by the court (1) establishes a fund to be paid exclusively by Countrywide, (2) contains a complete release for all defendants in all three cases, including Edward Jones, (3) contains proposals for the administration of the settlement fund, and (4) provides for the dismissal of all three cases once the Court enters the final approval of the settlement and enters a final judgment. Because Edward Jones was being indemnified and defended in all three cases, Edward Jones will not be paying and is not required to pay any money into the settlement fund. On December 17, 2013, the Court entered the final judgment and dismissal for all three cases. On January 14, 2014, some objectors to the class action settlement filed their Notice of Appeal of the Court’s final judgment and dismissal. The appeal will be heard by the Ninth Circuit Court of Appeals, but no briefing schedule has been entered.

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

On December 12, 2013, a case was filed in the Superior Court of the State of California, County of Los Angeles, Northwest District styled Triaxx Prime CDO 2006-1 LTD et al. v. Banc of America Securities, LLC et al. The case involved allegations regarding the sale of Countrywide Private Label Mortgage Backed Securities. The complaint alleged that Edward Jones was the underwriter for two tranches of securities sold to the plaintiffs. Edward Jones denied that it was the underwriter for said tranches. The plaintiffs sought damages in an amount that was to be determined at trial and the consideration paid for the tranches at issue, less any income received on the tranches. The defendants removed the case to federal court on January 10, 2014. A settlement was reached between the parties, and the case was dismissed with prejudice, by court order on October 1, 2014. The settlement is not expected to have a material adverse impact on the Partnership’s consolidated financial condition.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings, continued

Nicholas Maxwell, individually and on behalf of all others similarly situated. On December 18, 2012, Edward Jones was named as a defendant in a putative class action complaint in Alameda Superior Court. The complaint asserted causes of action for unlawful wage deductions (Labor Code sections 221, 223, 400-410, 2800, 2802, Cal. Code Reg. title 8, section 11040(8)); California Unfair Competition Law violations (Business and Professions Code sections 17200-04); and waiting time penalties (Labor Code sections 201-203). Plaintiff alleged that Edward Jones improperly charged its California financial advisors fees, costs, and expenses related to trading errors or “broken” trades, and failed to timely pay wages at termination. The parties reached a settlement that does not have an adverse material impact on the Partnership’s consolidated financial condition. The Court granted final approval of the settlement on September 22, 2014. A final compliance hearing is set for January 8, 2015.

Yavapai County Litigation. In September, 2009, three lawsuits were filed in the State of Arizona; all three lawsuits were consolidated before the U.S. District Court for the District of Arizona. The actions related to bonds underwritten by Edward Jones and other brokerage firms for the purpose of financing construction of an event center in Prescott Valley, Arizona. Edward Jones sold approximately $2.9 million of the bonds. The plaintiffs alleged the underwriters, including Edward Jones, made material misrepresentations and omissions in the preliminary official statement and/or in the official statement. Plaintiffs sought an unspecified amount of damages including attorneys’ fees, costs, expenses, rescission or statutory damages, out-of-pocket damages and prejudgment interest. The District Court entered an order in November, 2010 dismissing several of the claims against Edward Jones. The District Court then entered an order on September 13, 2013, granting in part and denying in part various motions for summary judgment filed by Edward Jones. The case was settled in September, 2014, which resolved all actions then pending in the Federal and state courts. Edward Jones’ payment under the settlement agreement did not have a material adverse impact on the Partnership’s consolidated financial condition.

PART II.     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language regarding forward-looking statements in Item 2 of Part I of this Report on Form 10-Q and the discussion in Part I – Item 1A of the Partnership’s Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 26, 2014, the Partnership made the following issuance of its subordinated limited partnership interests (“SLP Interests”), which are fully described in the Partnership Agreement. The SLP Interests were issued in exchange for withdrawing general partner interests.

Date of Sale	Security	Amount of Security Sold	Aggregate Offering Price	Aggregate Underwriting Discounts or Commissions	Exemption from Registration
7/1/2014	SLP Interests	$1,425,000	$1,425,000	$0	Regulation D of The Securities Act of 1933, Rule 506; as general partners of the Partnership, all purchasers were Accredited Investors. The required information was provided to all purchasers, no general solicitations or advertisements were used, and reasonable care was exercised to assure that all purchasers were not underwriters.

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Nineteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 17, 2014.

3.2	First Amendment of Nineteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 21, 2014.

3.3	Second Amendment of Nineteenth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 22, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

PART II.     OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
November 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 7, 2014
James D. Weddle

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2014