Form 10-K
period 2014-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2015-03-27
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ] No  [ X ]

As of February 27, 2015, 925,767 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1.     BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Missouri Revised Uniform Limited Partnership Act. Unless expressly stated, or the context otherwise requires, the terms “Registrant” and “Partnership” refer to JFC and all of its consolidated subsidiaries. The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized on February 20, 1941 and reorganized as a limited partnership on May 23, 1969. JFC was organized on June 5, 1987 and, along with Edward Jones, was reorganized on August 28, 1987.

As of December 31, 2014, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada. Edward Jones is a registered broker-dealer in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada. JFC is the ultimate parent company of Edward Jones and is a holding company. Edward Jones primarily derives its revenue from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, the sale of listed and unlisted securities and insurance products, investment banking, and principal transactions. Edward Jones conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to segments for the years ended December 31, 2014, 2013 and 2012, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

PART I

Item 1.  Business, continued

Organizational Structure.

At December 31, 2014, the Partnership was organized as follows:

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.1.

Branch Office Network.    The Partnership primarily serves individual long-term investors through its extensive network of branch offices. The Partnership operated 12,016 branch offices as of December 31, 2014, primarily staffed by a single financial advisor and a branch office administrator. Of this total, the Partnership operated 11,426 offices in the U.S. (located in all 50 states) and 590 offices in Canada.

PART I

Item 1.  Business, continued

Governance.    Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors. Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it. Under the terms of the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, as amended (the “Partnership Agreement”), the Partnership’s Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling its management. The Managing Partner also has the power to admit and dismiss general partners of JFC and to adjust the proportion of their respective interests in JFC. As of December 31, 2014, JFC was composed of 373 general partners, 13,491 limited partners and 333 subordinated limited partners. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source.    The following table sets forth the sources of the Partnership’s revenues for the past three years. Due to the interdependence of the activities and departments of the Partnership’s investment business and the arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations. Further information on revenue related to the Partnership’s segments is provided in Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ millions)	2014		2013		2012
Fee revenue
Asset-based fees	$3,089	49%	$2,523	44%	$2,042	41%
Account and activity fees	617	10%	568	10%	574	11%

Total fee revenue	3,706	59%	3,091	54%	2,616	52%
Trade revenue
Commissions	2,168	34%	2,134	38%	1,979	39%
Principal transactions	136	2%	183	3%	156	3%
Investment banking	156	2%	122	2%	112	2%

Total trade revenue	2,460	38%	2,439	43%	2,247	44%
Interest and dividends	135	2%	134	2%	133	3%
Other revenue	32	1%	52	1%	31	1%

Total revenue	$6,333	100%	$5,716	100%	$5,027	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered in the U.S. through Edward Jones Advisory Solutions® (“Advisory Solutions”) and Edward Jones Managed Account Program® (“MAP”) and in Canada through MAP, Edward Jones Portfolio Program® (“Portfolio Program”) and Edward Jones Guided Portfolios™ (“Guided Portfolios”). Advisory Solutions and MAP are both registered as investment advisory programs with the SEC under the Investment Advisers Act of 1940. Portfolio Program and Guided Portfolios are not required to be registered under this Act as services from these programs are only offered in Canada.

PART I

Item 1.  Business, continued

Advisory Solutions provides investment advisory services to clients for a monthly fee based upon the average value of their assets in the program, and consists of a managed account invested in mutual funds, exchange-traded funds and money market funds, or Unified Managed Account models, which also include separately managed allocations. When investing in Advisory Solutions, the client must elect either a research or a custom account model. If the client elects a research type model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones’ Mutual Fund Research department. If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account and the investments are selected by the client and his or her financial advisor. The vast majority of client assets within Advisory Solutions are invested in research type models.

In 2013, in order to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, as well as potentially lower client investment management expense, the Partnership formed the Bridge Builder Trust (the “Trust”) to launch the Bridge Builder Bond Fund for Advisory Solutions clients. The Bridge Builder Bond Fund is a sub-advised mutual fund and is the first fund in the Trust. Olive Street Investment Advisers, L.L.C. (“OLV”), a wholly-owned subsidiary of JFC and a Missouri limited liability company, is the investment adviser to the current sub-advised mutual fund and will be the investment adviser to any future sub-advised mutual funds of the Trust. For any sub-advised mutual funds in the Trust, OLV has primary responsibility for allocation of funds, setting the overall investment strategies, selection and management of sub-advisers, and supervisory responsibility for the general management of the Trust, subject to the review and approval by the Trust’s board of trustees. In December 2014, the Trust filed a prospectus with the SEC to register four additional sub-advised mutual funds. The Trust may introduce additional funds in the future. As of December 31, 2014, the Trust had client assets under management of $7.7 billion, all of which were invested in the Bridge Builder Bond Fund.

MAP and Portfolio Program offer investment advisory services to clients by using independent investment managers and proprietary asset allocation models. Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines. Fees for these programs are based on the average value of client assets in the program.

In addition to the advisory programs mentioned above, the Partnership earns asset-based fees from the trust services and investment management services offered to its clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of JFC.

The Partnership also earns revenue on clients’ assets through service fees and other revenues received under agreements with mutual fund and insurance companies. The fees generally range from 15 to 25 basis points (0.15% to 0.25%) of the value of the client assets held.

In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies. In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

PART I

Item 1.  Business, continued

The Partnership is a 49.5% limited partner of Passport Research, Ltd. (“Passport Research”), the investment adviser to the two money market funds made available to the Partnership’s clients. Revenue from this source is primarily based on client assets in the funds. However, due to the low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on funds. For further information on this reduction of fees, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees.

The Partnership charges fees to certain mutual fund companies for shareholder accounting services, including maintaining client account information and providing other administrative services for the mutual funds. The Partnership acts as the custodian for clients’ IRA accounts and the clients are charged an annual fee for this and other account services. Account and activity fees also include sales-based revenue sharing fees, insurance contract services, and fees earned through a co-branded credit card with a major credit card company.

Commissions

Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, equity and debt securities, and insurance products.

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

Principal Transactions

The Partnership makes a market in municipal obligations, over-the-counter corporate obligations, government obligations, unit investment trusts, mortgage-backed securities and certificates of deposit. The Partnership’s market-making activities are conducted with other dealers where the Partnership acts as a dealer buying from and selling to its clients. In making markets in securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions. The Partnership maintains securities positions in inventory solely to support its business of buying securities from and selling securities to its retail clients and does not seek to profit by engaging in proprietary trading for its own account. The related unrealized gains and losses for these securities are recorded within principal transactions revenue.

PART I

Item 1.  Business, continued

Investment Banking

Investment banking revenue is primarily derived from the Partnership’s distribution of unit investment trusts, corporate and municipal obligations, and government sponsored enterprise obligations. Investment banking revenue also includes underwriting fee revenue related to underwriting and management fees as well as gross acquisition profit/loss and volume concession revenue, which is earned and collected from the issuer.

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

In the case of an underwritten offering managed by the Partnership, the Syndicate, Investment Banking and Unit Investment Trust departments may form underwriting syndicates and work with the branch office network for sales of the Partnership’s own participation and with other members of the syndicate in the pricing and negotiation of other terms. In offerings managed by others in which the Partnership participates as a syndicate member, selling group member, dealer or distributor, these departments serve as active coordinators between the managing underwriter and the Partnership’s branch office network.

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

PART I

Item 1.  Business, continued

Significant Revenue Source

As of December 31, 2014, the Partnership distributed mutual funds for approximately 75 mutual fund companies, including American Funds Distributors, Inc. which represented 20% of the Partnership’s total revenue for the year ended December 31, 2014. This revenue consisted of commissions, asset-based fees and account and activity fees, which are described above. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

BUSINESS OPERATIONS

Research Department.    The Partnership maintains a Research department to provide specific investment recommendations and market information for clients. The department supplements its own research with the services of independent research services. In addition, the Research department provides recommendations for asset allocation, portfolio rebalancing and investment selections for Advisory Solutions client accounts.

Client Account Administration and Operations.    The Partnership has an Operations division that is responsible for activities relating to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations. These activities include receipt, identification and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, custody of client securities and handling of margin accounts. The Partnership processes substantially all of its own transactions.

To expedite the processing of orders, the Partnership’s branch office system is linked to the home office through an extensive communications network. Orders for securities are generally captured at the branch electronically, routed to the home office and forwarded to the appropriate market for execution. The Partnership’s processing following the execution of a security transaction is generally automated.

There is considerable fluctuation during any one year and from year to year in the volume of transactions the Partnership processes. The Partnership records such transactions and posts its books on a daily basis. The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various client account information, and cash and security receipts functions. Home office personnel, including those in the Operations and Compliance divisions, monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations (“SROs”).

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

PART I

Item 1.  Business, continued

The Canada broker-dealer handles the routing and settlement of client transactions. In addition, the Canada broker-dealer is a member of the Canadian Depository of Securities (“CDS”) and FundServ for clearing and settlement of transactions. CDS effects clearing of securities on the Canadian National Stock Exchange (“CNQ”), Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”). Client securities on deposit are also held with CDS and National Bank Correspondent Network (“NBCN”).

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

Employees.    The Partnership’s financial advisors are employees (or general partners of the Partnership). As of December 31, 2014, the Partnership had approximately 40,000 full and part-time employees and general partners, including its 14,000 financial advisors. The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership. The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management.

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

PART I

Item 1.  Business, continued

The Partnership maintains a comprehensive initial training program for prospective financial advisors which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office. During the first phase, U.S. trainees study Series 7 and Series 66 examination materials and take the examinations. In Canada, financial advisors have the requisite examinations completed prior to being hired. After passing the requisite examinations, trainees complete a comprehensive training program in one of the Partnership’s home office training facilities, followed by on-the-job training in their market and in a nearby branch location. This training includes reviewing investments, compliance requirements, office procedures, and understanding client needs, as well as establishing a base of potential clients. The initial training program is completed after spending additional time in a home office training facility. Later, the financial advisor attends an additional training class at home office. The Partnership also offers periodic continuing training to its experienced financial advisors for the entirety of their career. Training programs for the more experienced financial advisors continue to focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans and profit sharing and deferred compensation retirement plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition.    The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities. In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice. The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients. Clients are free to transfer their business to competing organizations at any time, although a fee may be charged to do so. There is also intense competition among firms for financial advisors. The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of turnover of financial advisors is in line with comparable firms.

REGULATION

Broker-Dealer and Investment Adviser Regulation.    The securities industry is subject to extensive federal and state laws, rules and regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of client funds and securities, client payment and margin requirements, capital structure of securities firms, record-keeping, and the conduct of directors, officers and employees.

The SEC is the U.S. agency responsible for the administration of the federal securities laws. Its mission is to protect investors, maintain fair, orderly and efficient markets and facilitate capital formation. Edward Jones is registered as a broker-dealer with the SEC. Edward Jones is subject to broker-dealer audits, review by a designated examining authority, and requirements to file forms regarding custody of securities and customer funds. Much of the regulation of broker-dealers has been delegated to SROs, principally FINRA. FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

PART I

Item 1.  Business, continued

Securities firms are also subject to regulation by state securities commissions in those states in which they conduct business. Since Edward Jones is registered as a broker-dealer in all 50 states, Puerto Rico, the U.S. Virgin Islands and the District of Columbia, Edward Jones is subject to state regulation in all of these states and territories.

The SEC, SROs and state securities authorities may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Edward Jones has in the past been, and may in the future be, the subject of regulatory actions by various agencies that have the authority to regulate its activities (see Part I, Item 3 – Legal Proceedings for more information).

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

In addition, Edward Jones and OLV are subject to the rules and regulations promulgated under the Investment Advisers Act of 1940 (“Investment Advisers Act”), which requires investment advisers to register with the SEC. Both Edward Jones and OLV are registered investment advisers. The rules and regulations promulgated under the Investment Advisers Act govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct. Edward Jones and OLV are subject to examination by the SEC who is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act.

Pursuant to U.S. federal law, Edward Jones belongs to the Securities Investors Protection Corporation (“SIPC”). For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities, with a maximum of $250,000 for cash claims. Pursuant to IIROC requirements, the Canada broker-dealer belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency. For clients in Canada, CIPF limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

The Partnership currently maintains additional protection for U.S. clients provided by Underwriters at Lloyd’s. The additional protection contract provided by Underwriters at Lloyd’s protects clients’ accounts in excess of the SIPC coverage subject to specified limits. This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of cash and client securities up to an aggregate limit of $900 million (with maximum cash coverage limited to $1,900,000 per client) for covered claims of all U.S. clients of Edward Jones. Market losses are not covered by SIPC or the additional protection.

PART I

Item 1.  Business, continued

Additional legislation, changes in rules promulgated by the SEC, the Department of Labor and SROs, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers and investment advisers. With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the SEC has been directed to study existing practices in the industry and granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients and such other clients as the SEC provides by rule. The SEC may engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisers. FINRA or other regulatory authorities may also issue rules related to the Dodd–Frank Act, but the Partnership cannot predict at this time what impact such rulemaking activities will have on the Partnership or its operations.

Trust Regulation of EJTC and Regulation of JFC as EJTC’s Parent.    EJTC is a federally chartered savings and loan association that operates under a limited purpose “trust-only” charter, which generally restricts EJTC to acting solely in a trust or fiduciary capacity. EJTC and JFC are subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”).

Uniform Net Capital Rule.    As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Uniform Net Capital Rule”) which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients. The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method. Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate debit items, as defined under the Customer Protection Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”). The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned. Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation. Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Canada broker-dealer and EJTC are also required to maintain specified levels of regulatory capital. Each of these subsidiaries has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

PART I

Item 1.  Business, continued

AVAILABLE INFORMATION

The Partnership files annual, quarterly, and current reports and other information with the SEC. The Partnership’s SEC filings are available to the public on the SEC’s website at www.sec.gov.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and in particular Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of U.S. securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Part I, Item 1A – Risk Factors. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

General political and economic conditions and events such as U.S. fiscal policy, economic recession, natural disasters, terrorist attacks, war, changes in local economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

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

PART I

Item 1A.  Risk Factors, continued

Financial markets may experience volatility and the risks to sustained global economic growth remain. Furthermore, the Partnership would be subject to increased risk of its clients being unable to meet their commitments, such as margin obligations, if the market were to experience a downturn or the economy were to enter into a recession. If clients are unable to meet their margin obligations, the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims. Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership’s profitability.

LEGISLATIVE AND REGULATORY INITIATIVES — Proposed, potential and recently enacted federal and state legislation and rules intended to reform the financial services industry could significantly impact the regulation and operation of the Partnership and its subsidiaries. In addition, such laws and regulations may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The Partnership continues to monitor several regulatory initiatives and proposed, potential or enacted legislation or rules (“Legislative and Regulatory Initiatives”), including, but not limited to:

The Dodd-Frank Act.   The Dodd-Frank Act, passed by the U.S. Congress and signed by the President on July 21, 2010, includes provisions that could potentially impact the Partnership’s operations. Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact material changes to its operations. However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact they may have on the financial services industry, the Partnership and its operations. Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new SRO to regulate investment advisers could be proposed. In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions. Proposed rules related to all of these provisions have not yet been adopted by regulators. The Partnership cannot predict what impact any such rules, if adopted, would have on the Partnership.

Department of Labor.   In 2010, the Department of Labor (the “DOL”) proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices. In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future. The DOL filed a new proposal with the Office of Management and Budget (“OMB”) on February 25, 2015. The proposed rule is expected to be published for public comment no later than 90 days from its filing with OMB. The Partnership cannot predict what the re-proposed rule will say, what its exact scope will be, whether it will be adopted, or what the adverse impact will be on the Partnership.

PART I

Item 1A.  Risk Factors, continued

Health Care Reform.   The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in March, 2010, amended and revised by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as “Affordable Care Act”). The Affordable Care Act requires employers to provide affordable coverage with minimum value to full-time employees or pay a financial penalty and pay other fees for providing coverage. The Affordable Care Act contains provisions that will be implemented over the next several years that expand employee eligibility for the Partnership’s medical plan and place certain requirements on plan design. The Partnership is not yet able to determine the full potential financial impact of the Affordable Care Act.

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

These Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

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

PART I

Item 1A.  Risk Factors, continued

In addition, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability. Further, the Partnership has recently faced increased competition from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

The competitive pressure the Partnership experiences could have an adverse effect on its business, results of operations, financial condition and cash flow. For additional information, see Part I, Item 1 – Business – Business Operations – Competition.

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

PART I

Item 1A.  Risk Factors, continued

Regardless of the presence of a market downturn, the Partnership has not historically been able to consistently meet its growth objectives. However for 2014, the Partnership grew by 842 financial advisors, nearly matching its annual growth objective. There can be no assurance that the Partnership will be able to grow at desired rates in future periods or maintain its current number of financial advisors.

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

Either the failure to achieve hiring goals or an attrition rate higher than anticipated may result in a decline in the revenue the Partnership receives from asset-based fees, commissions and other securities related revenues. As a result, the Partnership may not be able to either maintain its current number of financial advisors or achieve the level of net growth upon which its business model is based and its revenues and results of operations may be adversely impacted.

INCREASED FINANCIAL ADVISOR COMPENSATION — Compensation paid to new financial advisors, as well as current financial advisors participating in a retirement transition plan, could negatively impact the Partnership’s profitability and capital if the increased compensation does not help retain financial advisors.

In order to attract candidates to become financial advisors, the Partnership provides new financial advisors a minimum base compensation during the first three years as a financial advisor. The intent is to attract a greater number of high quality recruits with an enhanced level of base compensation in order to meet the Partnership’s growth objectives and ability to serve more clients. If financial advisor base compensation does not comparatively increase the level of productivity and retention rate of these financial advisors, then this additional compensation could negatively impact the Partnership’s financial performance in future periods.

Additionally, to better transition clients to a new financial advisor when their current financial advisor retires, as well as to retain quality financial advisors until retirement, the Partnership, in certain circumstances, offers individually tailored retirement transition plans to financial advisors. These retirement transition plans may offer increased financial consideration prior to and after retirement for financial advisors who provide client transition services in accordance with a retirement and transition employment agreement. If this increased financial consideration does not increase client asset retention or help to retain quality financial advisors until retirement, the additional financial consideration could negatively impact the Partnership’s profitability and capital in future periods. In addition, the Partnership expects that the retirement transition plans will result in higher financial advisor compensation expense in the future.

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

The Partnership has incurred significant expenses to defend and/or settle claims in the past. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters. Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if future litigation will have a material adverse effect on its consolidated financial condition. Such legal actions may be material to future operating results for a particular period or periods. See Part I, Item 3 – Legal Proceedings for more information regarding certain unresolved claims.

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

The Partnership is particularly dependent on Broadridge, which acts as the Partnership’s primary vendor for providing accounting and record-keeping for client accounts in both the U.S. and Canada. The Partnership’s communications and information systems are integrated with the information systems of Broadridge. There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise. The Partnership also utilizes the sub-accounting functionality of The Bank of New York Mellon Corporation (“BNY Mellon”) for mutual fund investments held by the Partnership’s clients. BNY Mellon’s sub-accounting technology solution enables the Partnership to provide fund shareholder recordkeeping services to mutual funds. Consequently, any new computer systems or software packages implemented by these third parties which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by these third parties as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

PART I

Item 1A.  Risk Factors, continued

CANADA OPERATIONS — The Partnership has made, and intends to continue to make, substantial investments to support its Canada operations, which have not yet achieved profitability.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Canada operations have operated at a substantial deficit from inception. The Partnership intends to make additional investments in its Canada operations to address short-term liquidity, capital, or expansion needs, which could be substantial.

There is no assurance Canada operations will ultimately become profitable. For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

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

In addition to the regulatory requirements applicable to Edward Jones, EJTC and the Canada broker-dealer are subject to regulatory capital requirements in the U.S. and in Canada. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation. In the U.S., Edward Jones may be unable to expand its business and may be required to restrict its withdrawal of partnership capital in order to meet its net capital requirements.

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

PART I

Item 1A.  Risk Factors, continued

Many limited partners finance their partnership capital contributions by obtaining personal bank loans. Any such bank loan agreement is between the limited partner and the bank. The Partnership performs certain administrative functions for the majority of limited partner bank loans, but does not guarantee limited partner bank loans, nor can limited partners pledge their Interests as collateral for the bank loans. Limited partners who finance all or a portion of their Interests with bank loans may be more likely to request the withdrawal of capital to repay such obligations should the Partnership experience a period of reduced earnings. Any withdrawals by limited partners are subject to the terms of the Partnership Agreement and would reduce the Partnership’s available liquidity and capital.

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership and is discussed in Part III, Item 10 – Directors, Executive Officers and Corporate Governance) who require financing for some or all of their partnership capital contributions. Additionally, in limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to general partners are generally for a period of one year, but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership has full recourse against any general partner that defaults on his or her Partnership loan obligations. However, there is no assurance that general partners will be able to repay the interest and/or the principal amount of their partnership loans at or prior to maturity. If general partners are unable to repay the interest and/or the principal amount of their partnership loans at or prior to maturity, the Partnership could be adversely impacted.

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

A low interest rate environment adversely impacts the interest income the Partnership earns from clients’ margin loans, the investment of excess funds, and securities the Partnership owns, as well as the fees earned by the Partnership through its minority ownership in Passport Research, which is the investment adviser to the two money market funds made available to the Partnership’s clients. While a low interest rate environment positively impacts the Partnership’s expenses related to liabilities that finance certain assets, such as amounts payable to clients and other interest-bearing liabilities, its interest-bearing liabilities are less impacted by short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to a low interest rate environment than interest expense.

CREDIT RISK — The Partnership is subject to credit risk due to the nature of the transactions it processes for its clients.

The Partnership is exposed to the risk that third parties who owe it money, securities or other assets will not meet their obligations. Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or client, such as cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limits. In addition, the Partnership’s credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership. See Part III, Item 10 – Directors, Executive Officers and Corporate Governance, for more information about the Partnership’s credit risk.

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

PART I

Item 1A.  Risk Factors, continued

Under the terms of the Partnership Agreement, limited partners who request the withdrawal of their capital are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting the withdrawal of capital from the Partnership may be converted to subordinated limited partner capital or, at the discretion of the Managing Partner, redeemed by the Partnership. The capital of subordinated limited partners requesting withdrawal of their subordinated limited partnership capital is repaid in six equal annual installments beginning no earlier than 90 days after their request for withdrawal is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. Liquidations upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the liquidation requirements of the capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”). If the Partnership’s capital declines by a substantial amount due to liquidation or withdrawal, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

BUSINESS INTERRUPTION RISK — Any substantial disruption to the Partnership’s business and operations, including cybersecurity attacks, could lead to significant financial loss to the Partnership’s business and operations, as well as harm the Partnership’s reputation and client relationships.

The Partnership relies heavily on communications and information systems to conduct its business. The Partnership’s home office facilities and its existing computer system and network, including its backup systems, are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, cybersecurity attacks, computer viruses and other malicious code, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s information technology system, market disruptions due to third-party technology errors, and similar events. The risk of these types of events occurring has grown recently due to increased use of the internet and mobile devices, as well as increased sophistication of external parties who may attempt to cause harm. While cybersecurity attacks are on the rise, the Partnership has not experienced any material losses relating to cybersecurity attacks or other information security breaches. However, there can be no assurance the Partnership will not suffer such losses in the future. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its home office facilities and its technological systems, jeopardizing the Partnership’s, its clients’ or its third parties’ confidential information, or causing interruptions or malfunctions in the Partnership’s, its clients’ or its third parties’ operations. In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption or cybersecurity attack.

The Partnership has primary data centers in Missouri and Arizona. These data centers act as disaster recovery sites for each other. While these data centers are designed to be redundant for each other, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event.

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

Serving as an investment adviser to proprietary mutual funds subjects the Partnership, through its ownership of OLV, the investment adviser to current and future mutual funds of the Trust, to additional operational risk and heightened regulatory requirements.

RISKS RELATED TO AN INVESTMENT IN LIMITED PARTNERSHIP INTERESTS

HOLDING COMPANY — JFC is a holding company; as a consequence, JFC’s ability to satisfy its obligations under the Partnership Agreement will depend in large part on the ability of its subsidiaries to pay distributions or dividends to JFC, which is restricted by law and contractual obligations.

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests, including the 7.5% “guaranteed payment” (for tax purposes, within the meaning of the Internal Revenue Code of 1986, as amended (the “IRC”)) to limited partners pursuant to the Partnership Agreement (the “7.5% Payment”), will be dependent on distributions, dividends, and intercompany payments from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

JFC’s principal operating subsidiaries, including Edward Jones, are subject to various statutory and regulatory restrictions applicable to broker-dealers generally that limit the amount of cash distributions, dividends, loans and advances that those subsidiaries may pay to JFC. Regulations relating to capital requirements affecting some of JFC’s subsidiaries also restrict their ability to pay distributions or dividends and make loans to JFC. See Part I, Item 1 – Business – Regulation for a discussion of these requirements.

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

PART I

Item 1A.  Risk Factors, continued

SUFFICIENCY OF DISTRIBUTIONS TO REPAY FINANCING — Limited partners may finance their purchase of the Interests with a bank loan. The Partnership does not guarantee those loans and distributions may be insufficient to pay the interest or principal on the loans.

Many limited partners finance the purchases of their Interests by obtaining personal bank loans. Any such bank loan agreement is between the limited partner and the bank. The Partnership performs certain administrative functions for the majority of limited partner bank loans, but does not guarantee the bank loans, nor can limited partners pledge their Interests as collateral for the bank loan. Limited partners who have chosen to finance a portion of the purchase price of their Interests assume all risks associated with the loan, including the legal obligation to repay the loan.

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

STATUS AS PARTNER FOR TAX PURPOSES AND TAX RISKS — Limited partners will be subject to income tax liabilities on the Partnership’s income, whether or not income is distributed, and may have an increased chance of being audited. Limited partners may also be subject to passive loss rules as a result of their investment.

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

A limited partner’s share of the Partnership’s income or losses could be subject to the passive loss rules. Under specific circumstances, certain income may be classified as portfolio income or passive income for purposes of the passive loss rules. In addition, under certain circumstances, a limited partner may be allocated a share of the Partnership’s passive losses, the deductibility of which will be limited by the passive loss rules.

POSSIBLE TAX LAW CHANGES – From time to time, legislative changes to the IRC or state laws may be adopted that could increase the tax rate applicable to the limited partners’ net income earned and/or subject the net income earned to additional taxes currently not applicable.

Congress may enact legislation that subjects a limited partner’s share of the Partnership’s taxable income to self-employment tax. Such legislation, if ever enacted, may substantially reduce a limited partner’s after-tax return from his or her Interest. Other tax law changes may substantially impact a limited partner’s Interest and cannot be predicted.

PART I

Item 1A.  Risk Factors, continued

NON-VOTING INTERESTS; NON-TRANSFERABILITY OF INTERESTS; ABSENCE OF MARKET, PRICE FOR INTERESTS — The Interests are non-voting and non-transferable, no market for the Interests exists or is expected to develop, and the price only represents book value.

None of the limited partners in their capacity as limited partners may vote or otherwise participate in the management of the Partnership’s business. The Managing Partner has the authority to amend the Partnership Agreement without the consent of the limited partners, subordinated limited partners or general partners. None of the limited partners may sell, pledge, exchange, transfer or assign their Interests without the express written consent of the Managing Partner (which is not expected to be given).

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

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of Interests pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (“2014 LP Offering”). On January 2, 2015, the Partnership issued $292 million of Interests in connection with the 2014 LP Offering. The remaining $58 million of Interests may be issued at the discretion of the Partnership in the future. The issuance of Interests will reduce the percentage of participation in net income by general partners, subordinated limited partners and pre-existing limited partners.

Any issuance of additional Interests will decrease the Partnership’s net interest income by the 7.5% Payment for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of Interests will reduce the Partnership’s net interest income and profitability beginning in 2015.

In 2014, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2015 is expected to remain at a similar level as 2014. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income and any additional issuance of general partnership capital reduces the income allocated to limited partners.

PART I

Item 1A.  Risk Factors, continued

LIMITATION OF LIABILITY; INDEMNIFICATION — The Partnership Agreement limits the liability of the Managing Partner and general partners by indemnifying them under certain circumstances, which may limit a limited partner’s rights against them and could reduce the accumulated profits distributable to limited partners.

The Partnership Agreement provides that none of the general partners, including the Managing Partner, will be liable to any person for any acts or omissions by such partner on behalf of the Partnership (even if such action, omission or failure constituted negligence) as long as such partner has (a) not committed fraud, (b) acted in subjective good faith or in a manner which did not involve intentional misconduct or a knowing violation of law or which was not grossly negligent, or (c) not derived improper personal benefit.

The Partnership also must indemnify the general partners, including the Managing Partner, from any claim in connection to acts or omissions performed in connection with the business of the Partnership and from costs or damages stemming from a claim attributable to acts or omissions by such partner unless such act was not in good faith on behalf of the Partnership, was not in a manner reasonably believed by the partner to be within the scope of his or her authority, nor in the best interests of the Partnership. The Partnership does not have to indemnify any general partner in instances of fraud, acts or omissions not in good faith or which involve intentional misconduct, a knowing violation of the law, or gross negligence, or where such partner derived improper personal benefit.

As a result of these provisions, the limited partners have more limited rights against such partners than they would have absent the limitations in the Partnership Agreement. Indemnification of the general partners could deplete the Partnership’s assets unless the indemnification obligation is covered by insurance, which the Partnership may or may not obtain, or which insurance may not be available at a reasonable price or at all or in an amount sufficient to cover the indemnification obligation. The Partnership Agreement does not provide for indemnification of limited partners.

PART I

Item 1A.  Risk Factors, continued

RISK OF LOSS — The Interests are equity interests in the Partnership. As a result, and in accordance with the Partnership Agreement, the right of return of a limited partner’s Capital Contribution (as defined in the Partnership Agreement) is subordinate to all existing and future claims of the Partnership’s general creditors, including any of its subordinated creditors.

In the event of a partial or total liquidation of the Partnership or in the event there were insufficient Partnership assets to satisfy the claims of its general creditors, the limited partners may not be entitled to receive their entire Capital Contribution amounts back. Limited partner capital accounts are not guaranteed. However, as a class, the limited partners would be entitled to receive their aggregate Capital Contributions back prior to the return of any capital contributions to the subordinated limited partners or the general partners. If the Partnership suffers losses in any year but liquidation procedures described above are not undertaken and the Partnership continues, the amounts of such losses would be absorbed in the capital accounts of the partners as described in the Partnership Agreement, and each limited partner in any event remains entitled to receive annual 7.5% Payments on his or her contributed capital under the terms of the Partnership Agreement. However, as there would be no accumulated profits in such a year, limited partners would not receive any sums representing participation in net income of the Partnership. In addition, although the amount of such annual 7.5% Payments to limited partners are charged as an expense to the Partnership and are payable whether or not the Partnership earns any accumulated profits during any given period, no reserve fund has been set aside to enable the Partnership to make such payments. Therefore, such payments to the limited partners are subject to the Partnership’s ability to service this annual 7.5% Payment, of which there is no assurance.

FOREIGN EXCHANGE RISK FOR CANADIAN RESIDENTS — Each foreign limited partner has the risk that he or she will lose value on his or her investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, foreign limited partners may owe tax on a disposition of the Interests solely as the result of a movement in the applicable exchange rate.

All investors purchase Interests using U.S. dollars. As a result, limited partners who reside in Canada may risk having the value of their investment, expressed in Canadian currency, decrease over time due to movements in the applicable currency exchange rates. Accordingly, such limited partner may have a loss upon disposition of his or her investment solely due to a downward fluctuation in the applicable exchange rate.

PART I

Item 1A.  Risk Factors, continued

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona. As of December 31, 2014, the Partnership’s U.S. home office consisted of 15 separate buildings totaling approximately 2.0 million square feet.

Of the 15 U.S. home office buildings, one building is leased through an operating lease and the remaining 14 are owned by the Partnership. The land for the Tempe, Arizona campus is leased. In addition, the Partnership leases its Canada home office facility in Mississauga, Ontario through an operating lease. The Partnership also maintains facilities in 12,016 branch locations as of December 31, 2014, which are located in the U.S. and Canada and are predominantly rented under cancelable leases. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 13 and 16 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

PART I

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations and SROs.

Countrywide. There have been five cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting various claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007.

Three of these cases were purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007 in the Superior Court of the State of California, County of Los Angeles; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010 in the U.S. District Court for the Central District of California; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010 in the Superior Court of the State of California, County of Los Angeles) filed against numerous issuers and underwriters, including Edward Jones. The plaintiffs sought compensatory damages and reasonable costs and fees, including attorneys’ and experts’ fees. The U.S. District Court for the Central District of California granted final approval of a settlement for these three cases on December 6, 2013, and dismissed the cases on December 17, 2013. The approved settlement is not expected to have a material adverse impact on the Partnership’s consolidated financial condition. On January 14, 2014, some objectors to the settlement filed a notice of appeal of the Court’s final judgment and dismissal, and the appeal is currently pending in the U.S. Court of Appeals for the Ninth Circuit.

On August 10, 2012, the FDIC, in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters, including Edward Jones. The plaintiff sought compensatory damages and attorneys’ fees and costs. On April 8, 2013, the Court dismissed this case based on statute of limitations grounds. The FDIC filed a notice of appeal of the Court’s dismissal on October 3, 2013, and the appeal is currently pending in the U.S. Court of Appeals for the Ninth Circuit.

On December 12, 2013, a case was filed in the Superior Court of the State of California, County of Los Angeles, Northwest District (Triaxx Prime CDO 2006-1 LTD et al. v. Banc of America Securities, LLC et al.) that involved allegations regarding the sale of tranches of Countrywide Private Label Mortgage Backed Securities. The plaintiffs sought damages in an amount that was to be determined at trial and the consideration paid for the tranches at issue, less any income received on the tranches. The defendants removed the case to the U.S. District Court for Central District of California on January 10, 2014. A settlement was reached between the parties, and the case was dismissed with prejudice, by court order on October 1, 2014. The settlement does not have a material adverse impact on the Partnership’s consolidated financial condition.

PART I

Item 3.  Legal Proceedings, continued

Daniel Ezersky, individually and on behalf of all others similarly situated. On March 14, 2013, Edward Jones was named as a defendant in a putative class action lawsuit in the Circuit Court of St. Louis County, Missouri. The petition alleged that Edward Jones breached its fiduciary duties and was unjustly enriched through the use of an online life insurance needs calculator that plaintiff claims inflated the amount of insurance he needed. The plaintiff sought damages on behalf of Missouri residents who purchased certain life insurance products from Edward Jones between March of 2008 and the present, including: actual damages, or alternatively, judgment in an amount equal to profits gained from the sale of term, whole life or universal life insurance to plaintiff/damages class; punitive damages; injunctive relief; costs, including reasonable fees and expert witness expenses; and reasonable attorneys’ fees. On August 18, 2014, Edward Jones filed a motion for summary judgment, which was subsequently granted by the Court. Plaintiff filed a notice of appeal on December 10, 2014, and the appeal is currently pending in the Missouri Court of Appeals, Eastern District.

Nicholas Maxwell, individually and on behalf of all others similarly situated. On December 18, 2012, Edward Jones was named as a defendant in a putative class action complaint in Alameda Superior Court. The complaint asserted causes of action for unlawful wage deductions (Labor Code sections 221, 223, 400-410, 2800, 2802, Cal. Code Reg. title 8, section 11040(8)); California Unfair Competition Law violations (Business and Professions Code sections 17200-04); and waiting time penalties (Labor Code sections 201-203). Plaintiff alleged that Edward Jones improperly charged its California financial advisors fees, costs, and expenses related to trading errors or “broken” trades and failed to timely pay wages at termination. The parties reached a settlement, and the Court granted final approval of the settlement on September 22, 2014. A compliance hearing was held on January 8, 2015, and the case is now closed. The settlement did not have a material adverse impact on the Partnership’s consolidated financial condition.

Tribune. In August 2011, retirees of Times Mirror/Tribune Company filed suit in the U.S. District Court for the Southern District of New York (“SDNY”) against numerous brokerage firms and banks, including Edward Jones, claiming that a fraudulent transfer occurred during the 2007 Times Mirror/Tribune Company merger. Plaintiffs allege that payments made to Tribune Company shareholders, of which Edward Jones’ customers received approximately $6.5 million, constituted fraudulent transfers. The case has been consolidated in the U.S. District Court for the SDNY along with a number of similar cases as part of the multi-district litigation process. The case is pending.

PART I

Item 3.  Legal Proceedings, continued

In the Matter of Edward D. Jones & Co., L.P. Municipal Bond Pricing. On April 27, 2012, the SEC’s Division of Enforcement informed Edward Jones that it had commenced an investigation into Nebraska Public Power District’s (“NPPD”) Taxable Build America Bonds (“BAB”), which formed part of NPPD’s 2009 General Revenue Bonds offering. Edward Jones was a co-manager of that offering. The SEC’s investigation inquired into whether Edward Jones and others may have engaged in possible violations of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Municipal Securities Rulemaking Board Rules. In January 2013, the SEC commenced an investigation that subsumed the one just described, relating more generally to municipal bond pricing at issuance and inquiring into the same types of possible violations. In August 2013, the SEC’s Division of Enforcement informed Edward Jones that it was requesting certain additional information growing out of a 2010 examination conducted by the SEC’s Office of Compliance Inspections and Examinations relating to the firm’s secondary trading of municipal bonds. On October 30, 2013, the Special Inspector General for the Troubled Asset Relief Program issued a subpoena to Edward Jones requesting documents relating to certain BAB transactions and informed Edward Jones that it is in the process of reviewing these issues. Consistent with its practice, Edward Jones is cooperating fully with the SEC in an effort to resolve the matter and with the Special Inspector General with respect to its investigation. No assurance can be given as to how or when these matters will be resolved and/or concluded.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s limited partnership and subordinated limited partnership interests and their assignment or transfer is prohibited. As of February 27, 2015, the Partnership was composed of 20,257 limited partners and 364 subordinated limited partners.

On January 2, 2015, the Partnership issued an aggregate of $4,538,500 of Interests to certain retired general partners of JFC and retired associates of Edward Jones for aggregate consideration of $4,538,500 in a private placement in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Partnership obtained representations from each investor that such investor was either an accredited investor or has such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment.

ITEM 6.     SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

($ millions, except per unit information	For the years ended December 31,
and units outstanding)	2014	2013	2012	2011	2010

Net revenue	$6,278	$5,657	$4,965	$4,510	$4,107

Income before allocations to partners	$770	$674	$555	$482	$393

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$129.40	$121.12	$109.84	$104.66	$96.07

Weighted average $1,000 equivalent limited partnership units outstanding	636,481	644,856	655,663	668,450	455,949

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income. See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

PART II

Item 6.  Selected Financial Data, continued

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2014	2013	2012	2011	2010
Total assets	$14,770	$13,795	$13,042	$9,584	$8,241

Long-term debt and bank loans	$3	$4	$6	$7	$66
Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption	12,549	11,660	10,953	7,521	6,366
Subordinated liabilities	-	50	100	150	204
Partnership capital subject to mandatory redemption	2,218	2,081	1,983	1,906	1,605

Total liabilities and partnership capital	$14,770	$13,795	$13,042	$9,584	$8,241

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. All amounts are presented in millions, except as otherwise noted.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Trade revenue is composed of commissions, principal transactions and investment banking. These sources of revenue are affected by a number of factors. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of partnership loans, long-term debt and liabilities subordinated to claims of general creditors.

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

	For the years ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Fee revenue:
Asset-based	$3,089	$2,523	$2,042	22%	24%
Account and activity	617	568	574	9%	-1%

Total fee revenue	3,706	3,091	2,616	20%	18%

% of net revenue	59%	55%	53%
Trade revenue:
Commissions	2,168	2,134	1,979	2%	8%
Principal transactions	136	183	156	-26%	17%
Investment banking	156	122	112	28%	10%

Total trade revenue	2,460	2,439	2,247	1%	9%

% of net revenue	39%	43%	45%
Net interest and dividends	80	75	71	7%	5%
Other revenue	32	52	31	-38%	68%

Net revenue	6,278	5,657	4,965	11%	14%
Operating expenses	5,508	4,983	4,410	11%	13%

Income before allocations to partners	$770	$674	$555	14%	21%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$112.8	$107.9	$97.4	5%	11%
Advisory programs ($ billions)	$19.8	$18.8	$11.9	5%	58%
Client households at year end	4.72	4.61	4.52	2%	2%
Net new assets for the period end ($ billions)(2)	$52.3	$41.2	$30.3	27%	36%
Client assets under care:
Total:
At year end ($ billions)	$866.2	$787.1	$668.7	10%	18%
Average ($ billions)	$831.6	$726.4	$636.9	14%	14%
Advisory programs:
At year end ($ billions)	$136.9	$115.6	$87.4	18%	32%
Average ($ billions)	$127.7	$101.0	$78.8	26%	28%
Financial advisors (actual):
At year end	14,000	13,158	12,463	6%	6%
Average	13,557	12,784	12,273	6%	4%
Attrition %	8.9%	9.4%	10.7%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	17,823	16,577	13,104	8%	27%
Average for year	16,778	15,010	12,965	12%	16%
S&P 500 Index (actual):
At year end	2,059	1,848	1,426	11%	30%
Average for year	1,931	1,644	1,379	17%	19%

(1) Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions resulting in commissions, principal transactions and investment banking revenues. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

(2) Net new assets represent cash and securities inflows and outflows from new and existing clients. In the fourth quarter of 2014, net new assets was revised to exclude mutual fund capital gain distributions received by U.S. clients. Previously reported amounts were updated to conform to the current definition.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2014 versus 2013 Overview

The Partnership experienced very strong financial results during 2014 compared to a successful 2013, including record net revenue, income before allocations to partners and client assets under care. Financial results benefitted from net new assets and rising market conditions in 2014, including increases of 17% in the average S&P 500 Index and 12% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during 2014 and financial advisors attracted $52.3 billion in net new assets. Average client assets under care grew 14% to $831.6 billion, which included a 26% increase in the advisory programs’ average assets under care to $127.7 billion. In addition, client dollars invested related to trade revenue were up 5% to $112.8 billion.

Net revenue increased 11% to $6.3 billion in 2014. This increase was led by a 20% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in the equity markets.

Operating expenses increased 11% in 2014 compared to 2013, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $770 million, a 14% increase over 2013.

2013 versus 2012 Overview

The Partnership experienced very strong financial results during 2013 compared to a strong 2012, including record net revenue, income before allocations to partners and client assets under care. Financial results benefitted from improved market conditions, including increases of 19% in the average S&P 500 Index and 16% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during 2013 and financial advisors attracted $41.2 billion in net new assets. Average client assets under care grew 14% to $726.4 billion, which included a 28% increase in the advisory programs’ average assets under care to $101.0 billion. In addition, client dollars invested related to trade revenue were up 11% to $107.9 billion.

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

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overall, the 14% increase in net revenue, partially offset by the 13% increase in operating expenses, generated income before allocations to partners of $674 million, a 21% increase over 2012.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 20% in 2014 to $3,706 million and 18% in 2013 to $3,091 million. The increase in fee revenue for both 2014 and 2013 was primarily due to higher asset values and continued investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Asset-based fee revenue:
Advisory programs fees	$1,732	$1,368	$1,052	27%	30%
Service fees	1,129	959	809	18%	19%
Revenue sharing	184	155	139	19%	12%
Trust fees	39	34	28	15%	20%
Cash solutions	5	7	14	-29%	-46%

Total asset-based fee revenue	$3,089	$2,523	$2,042	22%	24%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs(2)	$363.7	$312.9	$263.2	16%	19%
Advisory programs	126.8	100.6	78.8	26%	28%
Insurance	70.4	62.6	54.6	12%	15%
Cash solutions	20.0	19.9	18.4	1%	8%

Total client asset values	$580.9	$496.0	$415.0	17%	20%

(1) Assets on which the partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98%, 98% and 97% for 2014, 2013 and 2012, respectively.

(2) The amounts previously reported for 2013 and 2012 of $396.6 billion and $329.3 billion, respectively, have been corrected to exclude $83.7 billion and $66.1 billion, respectively, in mutual fund assets held in advisory programs which had been previously included. The amounts previously reported for the same periods for total client asset values were also corrected by the same amounts.

2014 vs. 2013 – Asset-based fee revenue increased 22% in 2014 to $3,089 million primarily due to greater advisory programs fees and service fees. Advisory programs fee revenue growth was primarily due to increased investment of client dollars into advisory programs and increases in the market value of the underlying assets. Investment of client dollars includes new client assets and assets converted from existing clients, previously held with the Partnership. Service

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

fees and revenue sharing increased in 2014 due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund products, which includes new client assets. The Partnership anticipates advisory programs fee revenue related to OLV to continue to increase as a result of expansion of the Bridge Builder Trust. This revenue will be offset by the expense paid to sub-advisers, resulting in no impact on net income. In December 2014, the Trust filed a prospectus with the SEC to register four additional sub-advised mutual funds. The Trust may introduce additional funds in the future.

2013 vs. 2012 – Asset-based fee revenue increased 24% in 2013 to $2,523 million primarily due to higher advisory programs fees and service fees. Advisory programs fee revenue growth was primarily due to increased investment of client dollars into advisory programs, which includes new client assets and increases in the market value of the underlying assets. Service fees increased in 2013 primarily due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund products, which includes new client assets. A majority of client assets held in advisory programs were converted from other client investments previously held with the Partnership.

Account and Activity

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Account and activity fee revenue:
Shareholder accounting services fees	$385	$350	$322	10%	9%
Retirement account fees	126	126	142	0%	-11%
Other account and activity fees	106	92	110	15%	-17%

Total account and activity fee revenue	$617	$568	$574	9%	-1%

Related metrics:
Average client:
Shareholder accounting holdings serviced	21.9	19.8	18.4	11%	8%
Retirement accounts	4.6	4.2	3.9	10%	8%

2014 vs. 2013 – Account and activity fee revenue increased 9% in 2014 to $617 million primarily led by growth in shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced. The increase in other account and activity fees was due to revenue earned related to services provided for insurance contracts. Retirement account fees were flat, even though the number of retirement accounts increased, as more accounts reached the asset level at which fees are waived.

2013 vs. 2012 – Account and activity fee revenue decreased 1% in 2013 to $568 million primarily due to decreases in retirement account fees and other account and activity fees. Retirement account fees decreased as more client accounts reached the asset level at which fees are waived. Effective January 1, 2013, the Partnership reduced the asset level on which retirement account fees and certain other account activity fees are waived. These decreases were partially offset by higher shareholder accounting services fees primarily related to an increase in the number of average client mutual fund holdings serviced.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, increased 1% to $2,460 million during 2014 and 9% to $2,439 million during 2013. The increase in trade revenue for both 2014 and 2013 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Trade revenue:
Commissions revenue:
Mutual funds	$1,139	$1,167	$1,051	-2%	11%
Equities	636	594	539	7%	10%
Insurance	393	373	389	5%	-4%

Total commissions revenue	2,168	2,134	1,979	2%	8%
Principal transactions	136	183	156	-26%	17%
Investment banking	156	122	112	28%	10%

Total trade revenue	$2,460	$2,439	$2,247	1%	9%

Related commissions revenue metrics:
Client dollars invested ($ billions)	$91.9	$87.3	$79.4	5%	10%
Margin per $1,000 invested	$23.6	$24.4	$24.9	-3%	-2%
U.S. business days	252	252	250	0%	1%

Commissions

2014 vs. 2013 – Commissions revenue increased 2% in 2014 to $2,168 million primarily due to a 5% increase in client dollars invested in commission generating transactions, most notably in equities, due to the continued strong equity market. This increase was partially offset by a 3% decrease in the margin earned per $1,000 invested due to a lower proportion of revenue from mutual funds which have a higher margin than equities. In addition, the average trade size of mutual fund products increased, resulting in lower commission rates and thus a decrease in margin earned.

2013 vs. 2012 – Commissions revenue increased 8% in 2013 to $2,134 million primarily due to a 10% increase in client dollars invested in commission generating transactions resulting from continued improvement in market conditions and clients continuing to reinvest their dollars from fixed income products into mutual fund and equity products. This increase was partially offset by a 2% decrease in the margin earned per $1,000 invested, reflecting a change in product mix due to proportionally less insurance revenue which earns a higher margin. In addition, the average trade size of mutual fund products increased, resulting in lower commission rates and thus a decrease in margin earned.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

2014 vs. 2013 – Principal transactions revenue decreased 26% in 2014 to $136 million. Overall, principal transactions revenue was negatively impacted by a 20% decrease in the margin earned per $1,000 invested as client investment purchases shifted towards products with shorter maturities which have lower margins. The decrease in revenue was also due to a 9% decline in client dollars invested resulting from a weak fixed income market. This decline was partially offset by a $1 million net inventory gain in 2014, while there was a $5 million net inventory loss in 2013.

2013 vs. 2012 – Principal transactions revenue increased 17% in 2013 to $183 million. Overall, principal transactions revenue was positively impacted by relatively higher interest rates during the last half of 2013, which increased demand and led to an increase in client dollars invested. In addition, there was an increase in margin earned per $1,000 invested.

Investment Banking

2014 vs. 2013 – Investment banking revenue increased 28% in 2014 to $156 million. The growth in investment banking revenue reflects a 32% increase in client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts.

2013 vs. 2012 – Investment banking revenue increased 10% in 2013 to $122 million. The increase in investment banking revenue was primarily due to an increase in client dollars invested resulting from improved market conditions. This increase was partially offset by an 11% decrease in the margin earned per $1,000 invested. Client investments shifted away from higher-margin municipal and corporate unit investment trusts towards lower-margin equity unit investment trusts.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net interest and dividends revenue:
Client loan interest	$110	$108	$113	2%	-4%
Short-term investing interest	15	14	11	7%	26%
Other interest and dividends	10	12	9	-17%	25%
Limited partnership interest expense	(48)	(48)	(49)	0%	-2%
Other interest expense	(7)	(11)	(13)	-36%	-21%

Total net interest and dividends revenue	$80	$75	$71	7%	5%

Related metrics:
Average aggregate client loan balance	$2,336.5	$2,109.4	$2,187.9	11%	-4%
Average rate earned	4.69%	5.12%	5.15%	-8%	-1%

Average funds invested	$9,316.8	$8,764.6	$6,560.0	6%	34%
Average rate earned	0.16%	0.16%	0.17%	0%	-6%

Weighted average $1,000 equivalent limited partnership units outstanding	636,481	644,856	655,663	-1%	-2%

2014 vs. 2013 – Net interest and dividends revenue increased 7% in 2014 to $80 million. Results reflect a 2% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, partially offset by a decrease in the average rate earned due to new relationship-based pricing. Results were also positively impacted by a decrease in other interest expense primarily due to lower average debt balances during the current period as a result of debt repayments.

2013 vs. 2012 – Net interest and dividends revenue increased 5% in 2013 to $75 million. Interest income from cash and cash equivalents, cash and investments segregated under federal regulations and securities purchased under agreements to resell increased 26% in 2013 primarily due to an increase in the average funds invested. Interest expense decreased in 2013 primarily due to lower average debt balances during the current period related to debt repayments in 2012 and 2013. Other interest and dividends revenue increased 25% primarily due to an increase in interest income recognized on general partner partnership loans. These favorable increases were partially offset by a 4% decrease in interest income from client loans, a reflection of a lower average aggregate client loan balance and a lower average rate earned.

Other Revenue

Other revenue decreased 38% to $32 million in 2014 and increased 68% to $52 million in 2013. The fluctuation in both years is primarily attributable to changes in the value of investments held related to the Partnership’s nonqualified deferred compensation plan. The increase in investment value in 2014 was less than in 2013 due to a relatively smaller increase in market performance during 2014 compared to 2013. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating expenses:
Compensation and benefits:
Financial advisor	$2,182	$2,004	$1,739	9%	15%
Home office and branch	1,014	947	917	7%	3%
Variable compensation	801	643	497	25%	29%
Financial advisor salary and subsidy	256	199	132	29%	51%

Total compensation and benefits	4,253	3,793	3,285	12%	15%
Occupancy and equipment	367	356	353	3%	1%
Communications and data processing	289	292	279	-1%	4%
Payroll and other taxes	229	207	186	11%	11%
Advertising	70	58	56	21%	3%
Professional and consulting fees	59	48	37	23%	30%
Postage and shipping	51	51	48	0%	7%
Other operating expenses	190	178	166	7%	7%

Total operating expenses	$5,508	$4,983	$4,410	11%	13%

Related metrics (actual):
Number of branches
At period end	12,016	11,647	11,415	3%	2%
Average	11,810	11,510	11,396	3%	1%
Financial advisors:
At period end	14,000	13,158	12,463	6%	6%
Average	13,557	12,784	12,273	6%	4%
Branch office administrators(1)(3):
At period end	14,008	13,444	13,244	4%	2%
Average	13,714	13,309	13,093	3%	2%
Home office associates(1)(3):
At period end	5,621	5,435	5,409	3%	0%
Average	5,573	5,425	5,307	3%	2%
Home office associates(1) per 100 financial advisors (average)	41.1	42.4	43.2	-3%	-2%
Branch office administrators(1) per 100 financial advisors (average)	101.2	104.1	106.7	-3%	-2%

Average operating expenses per financial advisor(2)	$186,251	$182,697	$177,177	2%	3%

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

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2014 vs. 2013

Operating expenses increased 11% in 2014 to $5,508 million primarily due to a 12% increase in compensation and benefits (described below). The remaining operating expenses increased 5% ($65 million) primarily due to a $22 million increase in payroll and other taxes as a result of increased compensation, a $12 million increase in advertising expense and a $12 million increase in other operating expenses.

Financial advisor compensation increased 9% ($178 million) in 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 29% ($57 million) primarily due to growth in the number of financial advisors and compensation initiatives. The Partnership expects financial advisor salary and subsidy expense to continue to increase as more financial advisors participate in these compensation initiatives, which are intended to attract new, and retain quality financial advisors. One initiative expected to result in future expense increases is the offering of retirement transition plans to retiring financial advisors in certain circumstances. Such retirement transition plans offer financial consideration to retiring financial advisors who provide client transition services.

Home office and branch salary and fringe benefit expense increased 7% ($67 million) in 2014 primarily due to higher wages and more personnel to support increased productivity of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and branch office administrators (“BOA”) increased 3%.

Variable compensation expands and contracts in relation to the Partnership’s related profit margin. As the Partnership’s financial results and profit margin increase, a significant portion is allocated to variable compensation and paid to employees in the form of increased bonuses and profit sharing. As a result, variable compensation increased 25% ($158 million) in 2014 to $801 million.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In 2014, the average number of both the home office associates and BOAs per 100 financial advisors decreased 3%. These ratios reflect the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 2% primarily due to increases in home office associates’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those costs over more financial advisors.

2013 vs. 2012

Operating expenses increased 13% in 2013 to $4,983 million primarily due to a 15% increase in compensation and benefits (described below). The remaining operating expenses increased 6% ($65 million) primarily due to a $21 million increase in payroll and other taxes caused by the increases in compensation, a $13 million increase in communications and data processing and a $12 million increase in other operating expenses.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation increased 15% ($265 million) in 2013 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Financial advisor salary and subsidy increased 51% ($67 million) primarily due to growth in financial advisors and new compensation initiatives.

Home office and branch salary and fringe benefit expense increased 3% ($30 million) in 2013 primarily due to higher wages and more personnel to support increased productivity of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and BOAs increased 2%.

Variable compensation increased 29% ($146 million) in 2013 to $643 million, reflecting strong financial results and profit margin.

In 2013, the average number of both the home office associates and BOAs per 100 financial advisors decreased 2%, reflecting growth in the number of financial advisors at a faster pace than growth in the number of home office and branch support staff. The average operating expense per financial advisor increased 3% primarily due to increases in home office associates’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, partially offset by the impact of spreading those costs over more financial advisors.

Segment Information

An operating segment is defined as a component of an entity that has all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; the entity’s chief operating decision-maker (or decision-making group) regularly reviews its operating results for resource allocation and to assess performance; and it has discrete financial information available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, the sale of listed and unlisted securities and insurance products, investment banking and principal transactions.

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income before variable compensation (“pre-variable income (loss)”). Variable compensation is determined at the Partnership level for profit sharing and home office associate and BOA bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual pre-variable income (loss). Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Both income (loss) before allocations to partners and pre-variable income (loss) are considered in evaluating segment performance.

Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations without eliminating intercompany items, such as management fees paid to affiliated entities. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. This is consistent with how management views the segments in order to assess performance.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net revenue:
U.S.	$6,074	$5,457	$4,790	11%	14%
Canada	204	200	175	2%	14%

Total net revenue	6,278	5,657	4,965	11%	14%

Operating expenses (excluding variable compensation):
U.S.	4,515	4,147	3,734	9%	11%
Canada	192	193	179	-1%	8%

Total operating expenses	4,707	4,340	3,913	8%	11%

Pre-variable income (loss):
U.S.	1,559	1,310	1,056	19%	24%
Canada	12	7	(4)	71%	303%

Total pre-variable income	1,571	1,317	1,052	19%	25%

Variable compensation:
U.S.	781	626	485	25%	29%
Canada	20	17	12	18%	45%

Total variable compensation	801	643	497	25%	29%

Income (loss) before allocations to partners:
U.S.	778	684	571	14%	20%
Canada	(8)	(10)	(16)	20%	35%

Total income before allocations to partners	$770	$674	$555	14%	21%

Client assets under care ($ billions):
U.S.
At year end	$846.9	$768.8	$651.9	10%	18%
Average	$812.4	$708.9	$621.1	15%	14%
Canada
At year end	$19.3	$18.3	$16.8	5%	9%
Average	$19.2	$17.5	$15.9	10%	10%

Financial advisors (actual):
U.S.
At year end	13,287	12,483	11,822	6%	6%
Average	12,856	12,131	11,652	6%	4%
Canada
At year end	713	675	641	6%	5%
Average	701	653	621	7%	5%

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2014 vs. 2013

Net revenue increased 11% in 2014 primarily due to increases in asset-based fee revenue and account and activity fee revenue. Asset-based fee revenue increased 22% ($552 million) primarily due to an increase in advisory programs fee revenue of 26% ($360 million), reflecting the continued growth in client assets under care. Account and activity fee revenue increased 9% ($50 million) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced. Strong market performance also contributed to overall revenue growth.

Operating expenses (excluding variable compensation) increased 9% in 2014 primarily due to higher financial advisor compensation and salary and fringe benefits. The increase in financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network.

2013 vs. 2012

Net revenue increased 14% in 2013 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 24% ($471 million) primarily due to an increase in advisory programs fee revenue of 30% ($314 million) which was the result of continued growth in client assets under care. The increase to trade revenue of 9% ($185 million) was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned in 2013 compared to 2012. Strong market performance also contributed to overall revenue growth.

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

Canada

2014 vs. 2013

Net revenue increased 2% in 2014 primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue. Asset-based fee revenue increased 23% ($14 million) due to an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue declined 8% ($9 million) due to decreases in the margin earned, primarily from mutual funds, and the amount of client dollars invested. Operating expenses (excluding variable compensation) decreased 1% in 2014.

As a result, pre-variable income increased 71% ($5 million) in 2014. Improvement in the Canada segment is due in part to the continued focus to achieve profitability. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2013 vs. 2012

Net revenue increased 14% in 2013 primarily due to increases in asset-based fee revenue and trade revenue. Asset-based fee revenue increased 18% ($9 million) primarily due to an increase in service fee revenue of 16% ($8 million), reflecting an increase in client assets under care due to the investment of client dollars and higher market values of the underlying assets. Trade revenue increased 8% ($8 million) primarily due to an increase in client dollars invested and favorable market conditions, reflected in the 5% increase in the daily average of the TSX.

Operating expenses (excluding variable compensation) increased 8% in 2013 primarily due to higher financial advisor compensation resulting from increases in trade and asset-based fee revenues on which financial advisor commissions are paid. As a result, pre-variable income (loss) improved from a loss of $4 million in 2012 to income of $7 million in 2013.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives, the Partnership continues to monitor Legislative and Regulatory Initiatives, including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act and enacted reforms to the regulation of money market funds.

The Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any proposed of potential Legislative and Regulatory Initiatives will be enacted or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 77%, 75% and 74% of its total revenue from sales and services related to mutual fund and annuity products in 2014, 2013 and 2012, respectively. In addition, the Partnership derived from one mutual fund company 20%, 19% and 19% of its total revenue in 2014, 2013 and 2012, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of Interests pursuant to the 2014 LP Offering. On January 2, 2015, the Partnership issued $292 million of Interests in connection with the 2014 LP Offering. The remaining $58 million of Interests may be issued at the discretion of the Partnership in the future. Proceeds from the 2014 LP Offering are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors. The issuance of Interests will reduce the Partnership’s net interest income and profitability beginning in 2015.

The Partnership’s capital subject to mandatory redemption at December 31, 2014, net of reserve for anticipated withdrawals, was $1,973 million, an increase of $115 million from December 31, 2013. This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($82 million), additional capital contributions related to subordinated limited partner and general partner interests ($47 million and $94 million, respectively) and the decrease of partnership loans outstanding ($17 million), partially offset by the redemption of limited partner, subordinated limited partner and general partner interests ($8 million, $16 million and $101 million, respectively). During the years ended December 31, 2014, 2013 and 2012, the Partnership retained 13.8%, 13.8% and 23.0%, respectively, of income allocated to general partners. In 2013, the Partnership decreased the amount of retention to 13.8% of net income allocated to general partners due to the increase in individual income tax rates in 2013 and current capital needs. The decrease in the percentage of retention of income allocated to general partners did not have a material impact on the Partnership’s capital or liquidity.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their partnership capital contributions. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest received related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

Many of the same banks that provide financing to limited partners also provide financing to the Partnership. To the extent these banks increase credit available to the partners, financing available to the Partnership may be reduced.

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

	As of December 31, 2014
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital

Total partnership capital(1)	$632	$336	$1,203	$2,171

Partnership capital owned by partners with individual loans	$61	$2	$597	$660

Partnership capital owned by partners with individual loans as a percent of total partnership capital	9.7%	0.6%	49.6%	30.4%
Partner loans(2)	$10	$1	$197	$208

Partner loans as a percent of total partnership capital	1.6%	0.3%	16.4%	9.6%
Partner loans as a percent of partnership capital owned by partners with loans	16.4%	50.0%	33.0%	31.5%

(1) Total partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

(2) Limited partner loans increased to approximately $170 in January 2015 in connection with the 2014 LP Offering.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit and Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2014 and 2013:

	2014	2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	415

Total bank lines of credit	$765	$815

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 million committed unsecured revolving line of credit (“2013 Credit Facility”), which has an expiration date of November 15, 2018 and replaced a similar credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of December 31, 2014 and 2013. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2014 and 2013, except for one nominal advance made on both the 2013 Credit Facility and the uncommitted facilities for the purpose of testing draw procedures.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of December 31, 2014. For details on covenants related to lines of credit, see discussion in Note 6 to the Consolidated Financial Statements.

In June 2014, the Partnership paid the final scheduled installment on the liabilities subordinated to claims of general creditors of $50 million.

Cash Activity

As of December 31, 2014, the Partnership had $1,033 million in cash and cash equivalents, and $634 million in securities purchased under agreements to resell, which generally have maturities of less than one week. This totals $1,667 million of Partnership liquidity as of December 31, 2014, a 3% ($41 million) increase from $1,626 million at December 31, 2013. This increase is primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,848 million and $8,435 million in cash and investments segregated under federal regulations as of December 31, 2014 and 2013, respectively, which was not available for general use.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Expenditures

The Partnership estimates 2015 capital spending of approximately $100 million for construction and facilities improvements at the north campus location in St. Louis and branch offices and for technology upgrades.

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the Uniform Net Capital Rule and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 million or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals of partnership capital require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by IIROC. Under the regulations prescribed by IIROC, the Partnership is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2014 and 2013:

	2014	2013	% Change
U.S.:
Net capital	$999	$873	14%
Net capital in excess of the minimum required	$948	$830	14%
Net capital as a percentage of aggregate debit items	38.9%	41.4%	-6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	31.1%	24.8%	25%

Canada:
Regulatory risk adjusted capital	$31	$34	-9%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$27	$27	0%

Net capital and the related capital percentage may fluctuate on a daily basis. In addition, EJTC was in compliance with regulatory capital requirements.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

The following table summarizes the Partnership’s long-term financing commitments and obligations as of December 31, 2014. Subsequent to December 31, 2014, these commitments and obligations may have fluctuated based on the changing business environment. For further disclosure regarding long-term debt and rental commitments, see Notes 7 and 13, respectively, to the Consolidated Financial Statements.

			Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (including interest)	$1	$1	$1	$-	$-	$-	$3
Rental commitments	137	33	23	15	12	24	244

Total financing commitments and obligations	$138	$34	$24	$15	$12	$24	$247

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2014 (see Note 6 to the Consolidated Financial Statements). Additionally, the Partnership would incur termination fees of approximately $162 million in 2015 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing. These termination fees will decrease over the related contract periods, which generally expire within the next three years.

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in accordance with GAAP, which may require judgment and involve estimation processes to determine its assets, liabilities, revenues and expenses which affect its results of operations.

The Partnership believes that of its significant accounting policies, the following critical policy requires estimates that involve a higher degree of judgment and complexity.

Legal Reserves. The Partnership provides for potential losses that may arise out of litigation, regulatory proceedings and other contingencies to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies. See Note 14 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items. The Partnership regularly monitors its exposures for potential losses. The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which will be effective for the first quarter of 2016. ASU 2015-02 provides updated guidance on consolidation of variable interest entities. The Partnership is in the process of evaluating the new standard and does not know what effect, if any, ASU 2015-02 will have on the Consolidated Financial Statements.

PART II

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Part III, Item 10 – Directors, Executive Officers and Corporate Governance of this Annual Report.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.3 billion and $9.3 billion for the year ended December 31, 2014, respectively. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $83 million. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $16 million. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 16 basis points (0.16%) in 2014, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As discussed in Part I, Item 1 - Business, as a 49.5% limited partner of Passport Research, the investment adviser to the two money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $100 million, $100 million and $90 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

As of the end of the Partnership’s 2014 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2014 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying Consolidated Statements of Financial Condition and the related Consolidated Statements of Income, of Changes in Partnership Capital Subject To Mandatory Redemption and of Cash Flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri

March 27, 2015

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions)	December 31, 2014	December 31, 2013

ASSETS:
Cash and cash equivalents	$1,033	$600

Cash and investments segregated under federal regulations	8,848	8,435

Securities purchased under agreements to resell	634	1,026

Receivable from:
Clients	2,789	2,300
Mutual funds, insurance companies and other	437	405
Brokers, dealers and clearing organizations	122	148

Securities owned, at fair value:
Investment securities	161	141
Inventory securities	69	102

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	549	543

Other assets	128	95

TOTAL ASSETS	$14,770	$13,795

LIABILITIES:
Payable to:
Clients	$11,320	$10,596
Brokers, dealers and clearing organizations	88	79

Accrued compensation and employee benefits	980	843

Accounts payable, accrued expenses and other	161	142

Long-term debt	3	4

	12,552	11,664

Liabilities subordinated to claims of general creditors	-	50

Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,973	1,858

Reserve for anticipated withdrawals	245	223

Total partnership capital subject to mandatory redemption	2,218	2,081

TOTAL LIABILITIES	$14,770	$13,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per	For the Years Ended December 31,
unit information and units outstanding)	2014	2013	2012

Revenue:
Fee revenue
Asset-based	$3,089	$2,523	$2,042
Account and activity	617	568	574

Total fee revenue	3,706	3,091	2,616
Trade revenue
Commissions	2,168	2,134	1,979
Principal transactions	136	183	156
Investment banking	156	122	112

Total trade revenue	2,460	2,439	2,247
Interest and dividends	135	134	133
Other revenue	32	52	31

Total revenue	6,333	5,716	5,027
Interest expense	55	59	62

Net revenue	6,278	5,657	4,965

Operating expenses:
Compensation and benefits	4,253	3,793	3,285
Occupancy and equipment	367	356	353
Communications and data processing	289	292	279
Payroll and other taxes	229	207	186
Advertising	70	58	56
Professional and consulting fees	59	48	37
Postage and shipping	51	51	48
Other operating expenses	190	178	166

Total operating expenses	5,508	4,983	4,410

Income before allocations to partners	770	674	555
Allocations to partners:
Limited partners	82	78	72
Subordinated limited partners	87	73	61
General partners	601	523	422

Net income	$-	$-	$-

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$129.40	$121.12	$109.84

Weighted average $1,000 equivalent limited partnership units outstanding	636,481	644,856	655,663

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2011	$706	$271	$929	$1,906

Reserve for anticipated withdrawals	(44)	(16)	(88)	(148)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2011	$662	$255	$841	$1,758
Partnership loans outstanding, December 31, 2011	-	-	87	87

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2011	662	255	928	1,845
Issuance of partnership interests	-	36	103	139
Redemption of partnership interests	(11)	(8)	(80)	(99)
Income allocated to partners	72	61	422	555
Distributions	(27)	(42)	(218)	(287)

Total partnership capital, including capital financed with partnership loans	696	302	1,155	2,153
Partnership loans outstanding, December 31, 2012	-	-	(170)	(170)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2012	$696	$302	$985	$1,983

Reserve for anticipated withdrawals	(45)	(19)	(107)	(171)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2012	$651	$283	$878	$1,812
Partnership loans outstanding, December 31, 2012	-	-	170	170

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2012	651	283	1,048	1,982
Issuance of partnership interests	-	32	103	135
Redemption of partnership interests	(10)	(10)	(95)	(115)
Income allocated to partners	78	73	523	674
Distributions	(31)	(49)	(300)	(380)

Total partnership capital, including capital financed with partnership loans	688	329	1,279	2,296
Partnership loans outstanding, December 31, 2013	-	-	(215)	(215)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2013	$688	$329	$1,064	$2,081

Reserve for anticipated withdrawals	(48)	(24)	(151)	(223)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2013	$640	$305	$913	$1,858
Partnership loans outstanding, December 31, 2013	-	-	215	215

Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2013	640	305	1,128	2,073
Issuance of partnership interests	-	47	94	141
Redemption of partnership interests	(8)	(16)	(101)	(125)
Income allocated to partners	82	87	601	770
Distributions	(30)	(60)	(353)	(443)

Total partnership capital, including capital financed with partnership loans	684	363	1,369	2,416
Partnership loans outstanding, December 31, 2014	-	(1)	(197)	(198)

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2014	$684	$362	$1,172	$2,218

Reserve for anticipated withdrawals	(52)	(27)	(166)	(245)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2014	$632	$335	$1,006	$1,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	770	674	555
Depreciation and amortization	82	82	80

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(413)	(720)	(3,242)
Securities purchased under agreements to resell	392	67	(416)
Net payable to clients	235	487	3,435
Net receivable from brokers, dealers and clearing organizations	35	55	(100)
Receivable from mutual funds, insurance companies and other	(32)	(50)	(55)
Securities owned	13	(57)	(8)
Other assets	(33)	4	-
Accrued compensation and employee benefits	137	178	125
Accounts payable, accrued expenses and other	21	(9)	(27)

Net cash provided by operating activities	1,207	711	347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(90)	(84)	(37)

Net cash used in investing activities	(90)	(84)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(2)	(1)
Repayment of subordinated liabilities	(50)	(50)	(50)
Issuance of partnership interests (net of partnership loans)	55	40	45
Redemption of partnership interests	(125)	(115)	(99)
Distributions from partnership capital (net of partnership loans)	(563)	(490)	(424)
Issuance of partnership loans	-	(11)	-

Net cash used in financing activities	(684)	(628)	(529)

Net increase (decrease) in cash and cash equivalents	433	(1)	(219)

CASH AND CASH EQUIVALENTS:
Beginning of year	600	601	820

End of year	$1,033	$600	$601

Cash paid for interest	$55	$59	$63

Cash paid for taxes (Note 11)	$10	$7	$4

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$86	$95	$94

Repayment of partnership loans through distributions from partnership capital in current period	$103	$61	$11

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.    The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included for the twelve month periods ended November 30, 2014, 2013 and 2012 in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada. Through these entities, the Partnership serves primarily individual investors in the U.S. and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, the sale of listed and unlisted securities and insurance products, investment banking, and principal transactions. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. For financial information related to the Partnership’s two operating segments for the years ended December 31, 2014, 2013 and 2012, see Note 15 to the Consolidated Financial Statements. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Partnership Agreement.    Under the terms of the Partnership’s Nineteenth Amended and Restated Partnership Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, as amended (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners withdrawing from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. All current and future partnership capital is subordinate to all current and future liabilities of the Partnership. The Partnership Agreement includes additional terms.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

Revenue Recognition.    Due to the timing of receipt of information, the Partnership must use estimates in recording the accruals related to certain asset-based fees. These accruals are based on historical trends and are adjusted to reflect market conditions for the period covered. The Partnership’s commissions, principal transactions and investment banking revenues are recorded on a trade date basis. Clients’ securities transactions are recorded on the date they settle. Other forms of revenue are recorded on an accrual basis. The Partnership classifies its revenue into the following categories:

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs, service fees and revenue sharing. Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including in the U.S., Edward Jones Advisory Solutions® (“Advisory Solutions”) and Edward Jones Managed Account Program® (“MAP”) and in Canada, MAP, Edward Jones Portfolio Program® and Edward Jones Guided Portfolios™. The Partnership also earns asset-based fee revenue through service fees received under agreements with mutual fund and insurance companies, including revenue related to the Partnership’s ownership interest in Passport Research, Ltd. (“Passport Research”), the investment adviser to the two money market funds made available to Edward Jones clients. In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies. In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

Account and activity fee revenue includes fees received from mutual fund companies for shareholder accounting services performed by the Partnership and retirement account fees primarily consisting of self-directed individual retirement account custodian account fees. This revenue category also includes other activity-based fee revenue from clients, mutual fund companies and insurance companies.

Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, equity and debt securities, and insurance products.

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

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell and partnership loans.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

For the years ended December 31, 2014, 2013 and 2012, the Partnership earned 20%, 19% and 19%, respectively, of its total revenue from one mutual fund company. The revenue generated from this company related to business conducted with the Partnership’s U.S. segment. Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The types of assets and liabilities categorized as Level I generally are U.S. treasuries, investments in publicly traded mutual funds with quoted market prices, equities listed in active markets, and government and agency obligations.

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

PART II

Item 8.  Financial Statements and Supplementary Data, continued

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended December 31, 2014 and 2013. In addition, there were no transfers into or out of Levels I, II or III during these periods.

The Partnership estimates the fair value of long-term debt based on the present value of future principal and interest payments associated with the debt, using current interest rates for debt of a similar nature as that of the Partnership (Level II input).

Cash and Cash Equivalents.    The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and Investments Segregated under Federal Regulations.    Cash, investments and the related interest receivable are segregated in special reserve bank accounts for the benefit of U.S. clients under Rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

Securities Purchased Under Agreements to Resell.    The Partnership participates in short-term resale agreements collateralized by government and agency securities. These transactions are reported as collateralized financing. The fair value of the underlying collateral as determined daily, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% in Canada agreements. It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks. Resale agreements are carried at the amount at which the securities will be subsequently resold, as specified in the agreements. The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss. In addition, the Partnership considers risk related to these securities to be minimal due to the fact that these securities are fully collateralized. The fair value of the collateral related to these agreements was $644 and $1,044 as of December 31, 2014 and 2013, respectively, and was not repledged or sold.

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

Nonqualified Deferred Compensation Plan.    The Partnership has a nonqualified deferred compensation plan for certain financial advisors. The Partnership has recorded a liability for the future payments due to financial advisors participating in the plan. As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income. The Partnership has chosen to hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan. These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue in the Consolidated Statements of Income. Each period, the net impact of the change in future amounts owed to financial advisors in the nonqualified deferred compensation plan and the change in investment securities are approximately the same, resulting in minimal net impact in the Consolidated Financial Statements.

Retirement Transition Plan.    The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors. Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition employment agreement. Generally, the retirement and transition employment agreement is for five years. During the first two years the retiring financial advisor remains an employee and provides transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors. The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years. Most retiring financial advisors are paid ratably over four years. Compensation expense is recognized ratably over the two-year transition period which aligns with the service period of the agreement. Successor financial advisors receive reduced commissions on transitioned assets.

Lease Accounting.    The Partnership enters into lease agreements for certain home office facilities as well as branch office locations. The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes.    Generally, income taxes have not been provided for in the Consolidated Financial Statements due to the partnership tax structure where each partner is liable for his or her own tax payments. For the jurisdictions in which the Partnership is liable for payments, the income tax provisions are immaterial (see Note 11).

PART II

Item 8.  Financial Statements and Supplementary Data, continued

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability. In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2014, 2013 and 2012. The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

The limited partnership capital subject to mandatory redemption is held by current and former associates and general partners of the Partnership. Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital, in accordance with the Partnership Agreement. The minimum 7.5% annual return was $48, $48 and $49 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

PART II

Item 8.  Financial Statements and Supplementary Data, continued

Recently Issued Accounting Standards.    In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which will be effective for the first quarter of 2016. ASU 2015-02 provides updated guidance on consolidation of variable interest entities. The Partnership is in the process of evaluating the new standard and does not know what effect, if any, ASU 2015-02 will have on the Consolidated Financial Statements.

NOTE 2 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements. Collateral held as of December 31, 2014 and 2013 was $3,595 and $2,941, respectively, and was not repledged or sold. The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers risk related to these receivables to be minimal. Payable to clients is composed of cash amounts held by the Partnership due to clients. Substantially all amounts payable to clients are subject to withdrawal upon client request. The Partnership pays interest on the vast majority of credit balances in client accounts.

NOTE 3 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES, AND OTHER

Receivable from mutual funds, insurance companies and other is composed of amounts due to the Partnership for asset-based fees from mutual fund and insurance companies of $200 and fees for shareholder accounting services from mutual fund companies of $48. The balance also consists of a $189 retirement account trustee receivable for deposits held with a trustee as required by Canadian regulations for the Partnership’s clients’ retirement account funds held in Canada.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 4 – FAIR VALUE

The following tables show the Partnership’s financial instruments measured at fair value:

	Financial Assets at Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total

Cash equivalents:
Certificate of deposit	$-	$100	$-	$100

Investments segregated under federal regulations:
U.S. treasuries	$1,109	$-	$-	$1,109
Certificates of deposit	-	225	-	225

Total investments segregated under federal regulations	$1,109	$225	$-	$1,334

Securities owned:
Investment securities:
Mutual funds	$136	$-	$-	$136
Government and agency obligations	19	-	-	19
Equities	5	-	-	5
Corporate bonds and notes	-	1	-	1

Total investment securities	$160	$1	$-	$161

Inventory securities:
State and municipal obligations	$-	$40	$-	$40
Equities	17	-	-	17
Mutual funds	5	-	-	5
Certificates of deposit	-	3	-	3
Corporate bonds and notes	-	2	-	2
Other	1	1	-	2

Total inventory securities	$23	$46	$-	$69

	Financial Liabilities at Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total

Securities sold, not yet purchased(1):
Equities	$2	$-	$-	$2
Corporate bonds and notes	-	1	-	1

Total securities sold, not yet purchased	$2	$1	$-	$3

(1) Securities sold, not yet purchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

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

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the sale of U.S. Treasury securities futures contracts. The amount of open futures contracts fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $8 and $9 at December 31, 2014 and 2013, respectively. The average notional amounts of futures contracts outstanding throughout the years ended December 31, 2014 and 2013 were approximately $5 and $7, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements. The related mark-to-market adjustment was recognized in the Consolidated Statements of Financial Condition and included as an unrealized loss of $0.018 in accounts payable, accrued expenses and other as of December 31, 2014, and an unrealized gain of $0.031 in receivables from mutual funds, insurance companies and other as of December 31, 2013. The total gain or loss related to these assets, recorded within the Consolidated Statements of Income, was a loss of $0.858, a gain of $0.419 and a loss of $0.410 for the years ended December 31, 2014, 2013 and 2012, respectively.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

The following table shows the estimated fair values of long-term debt and liabilities subordinated to claims of general creditors as of December 31, 2014 and 2013:

	2014	2013
Long-term debt	$3	$5
Liabilities subordinated to claims of general creditors	-	50

Total	$3	$55

See Notes 7 and 8 for the carrying values of long-term debt and liabilities subordinated to claims of general creditors, respectively.

NOTE 5 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2014 and 2013:

	2014	2013
Land	$26	$19
Buildings and improvements	846	813
Equipment, furniture and fixtures	613	611

Equipment, property and improvements, at cost	1,485	1,443
Accumulated depreciation and amortization	(936)	(900)

Equipment, property and improvements, net	$549	$543

Depreciation and amortization expense on equipment, property and improvements of $82, $82 and $80 is included in the Consolidated Statements of Income within the communications and data processing and occupancy and equipment categories for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property. This provides for potential property tax benefits over the life of the bonds (generally 10 years). The Partnership is therefore both the bondholder and the debtor/lessee for these properties. The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition. The amount issued as of December 31, 2014 and 2013 was approximately $350 and $400, respectively.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 6 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2014 and 2013:

	2014	2013
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	415

Total lines of credit	$765	$815

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”), with an expiration date of November 15, 2018 and replaced a similar credit facility. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of partnership capital. As of December 31, 2014, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. In addition, to the extent these banks provide financing to partners for capital contributions, financing available to the Partnership may be reduced. Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and firm-owned securities, which would serve as collateral in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of December 31, 2014 and 2013. In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2014, 2013 and 2012, respectively, except for one nominal advance made on both the 2013 Credit Facility and the uncommitted facilities during 2014 for the purpose of testing draw procedures.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 7 – LONG-TERM DEBT

The following table shows the Partnership’s long-term debt as of December 31, 2014 and 2013:

	2014	2013
Note payable, collateralized by real estate, fixed rate of 7.28%, principal and interest due in fluctuating monthly installments, with a final installment on June 1, 2017	$3	$4

	$3	$4

Scheduled annual principal payments as of December 31, 2014 are as follows:

2015	1
2016	1
2017	1

Total	$3

In 2002, the Partnership entered into a $13 fixed rate mortgage on a home office building located on its Tempe, Arizona campus location. The note payable is collateralized by the building, which has a cost of $16 and a carrying value of $9 as of December 31, 2014.

NOTE 8 – LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

The following table shows the Partnership’s liabilities subordinated to claims of general creditors as of December 31, 2014 and 2013:

	2014	2013
Capital notes 7.33%, due in annual installments of $50 commencing on June 12, 2010 with a final installment on June 12, 2014	$-	$50

	$-	$50

The Partnership paid the annual scheduled installments of $50 in 2013 and 2012 and the final installment of $50 in 2014.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The following table shows the Partnership’s capital subject to mandatory redemption as of December 31, 2014 and 2013:

	2014	2013
Partnership capital outstanding:
Limited partnership capital	$632	$640
Subordinated limited partnership capital	336	305
General partnership capital	1,203	1,128

Total partnership capital outstanding	2,171	2,073

Partnership loans outstanding:
Partnership loans outstanding at beginning of period	(215)	(170)
Partnership loans issued during the period	(86)	(106)
Repayment of partnership loans during the period	103	61

Total partnership loans outstanding	(198)	(215)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	1,973	1,858

Reserve for anticipated withdrawals	245	223

Partnership capital subject to mandatory redemption	$2,218	$2,081

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) who require financing for some or all of their partnership capital contributions. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of partner loans financed through the Partnership is reflected as a reduction to total partnership capital in the Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption. As of December 31, 2014 and 2013, the outstanding amount of partner loans financed through the Partnership was $198 and $215, respectively. Interest income from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $7, $8 and $6 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of limited partnership interests (“Interests”) pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (“2014 LP Offering”). On January 2, 2015, the Partnership issued $292 million of Interests in connection with the 2014 LP Offering. The remaining $58 million of Interests may be issued at the discretion of the Partnership in the future.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 10 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, the Partnership is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2014 and 2013:

	2014	2013
U.S.:
Net capital	$999	$873
Net capital in excess of the minimum required	$948	$830
Net capital as a percentage of aggregate debit items	38.9%	41.4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	31.1%	24.8%

Canada:
Regulatory risk adjusted capital	$31	$34
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$27	$27

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, EJTC was in compliance with its regulatory capital requirements.

NOTE 11 – INCOME TAXES

The Partnership is a pass through entity for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the general and limited partners. However, the Partnership structure does include certain subsidiaries which are corporations that are subject to income tax. As of December 31, 2014 and 2013, the Partnership’s tax basis of assets and liabilities exceeds the book basis by $126 and $103, respectively. The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses

PART II

Item 8.  Financial Statements and Supplementary Data, continued

until they are paid. Since the Partnership is treated as a pass through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners. The tax differences will not impact the net income of the Partnership.

ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital. The Partnership did not have any significant uncertain tax positions as of December 31, 2014 and 2013 and is not aware of any tax positions that will significantly change during the next twelve months. The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service (“IRS”) and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business. Tax years prior to 2011 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a Profit Sharing and Deferred Compensation plan covering all eligible U.S. employees and a Group Registered Retirement Savings Plan and a Deferred Profit Sharing Plan covering all eligible Canada employees. Contributions to the plans are at the discretion of the Partnership. Additionally, participants may contribute on a voluntary basis. The Partnership contributed approximately $158, $141 and $120 to the plans for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

The Partnership leases home office and branch office space under numerous non-cancelable operating leases from non-affiliates and financial advisors. Branch offices are leased generally for terms of three to five years. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent and other lease-related expenses were approximately $242, $234, and $229 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership’s non-cancelable lease commitments greater than one year as of December 31, 2014, are summarized below:

2015	$137
2016	33
2017	23
2018	15
2019	12
Thereafter	24

Total	$244

The Partnership’s annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

In addition to the commitments discussed above, as of December 31, 2014, the Partnership would have incurred termination fees of approximately $162 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing. These termination fees will decrease over the related contract periods, which generally expire within the next three years. As of December 31, 2014, the Partnership also has a revolving unsecured line of credit available (see Note 6).

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

The Partnership’s securities activities involve execution, settlement and financing of various securities transactions for clients. The Partnership may be exposed to risk of loss in the event clients, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations. For client transactions, the Partnership has controls in place to ensure client activity is monitored and clients meet their obligation to the Partnership. Therefore, the potential to make payments under these client transactions is remote and accordingly, no liability has been recognized for these transactions.

Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk. Additionally, the Partnership’s Canada broker-dealer may also have cash deposits in excess of the applicable insured amounts. The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts. The Partnership has credit exposure to U.S. government and agency securities which are held as collateral for its resell agreements, investment securities and segregated investments. The Partnership’s primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to U.S. government and agency credit risk in the event of the counterparty’s default on the resell agreements.

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

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 14 – CONTINGENCIES

In the normal course of business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations and self-regulatory organizations, which may result in losses. In addition, the Partnership provides for potential losses that may arise related to other contingencies.

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at December 31, 2014 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $16 to $37. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at December 31, 2014 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 15 – SEGMENT INFORMATION

An operating segment is defined as a component of an entity that has all of the following characteristics: it engages in business activities from which it may earn revenues and incur expenses; its operating results are regularly reviewed by the entity’s chief operating decision-maker (or decision-making group) for resource allocation and to assess performance; and it has discrete financial information available. Operating segments may be combined in certain circumstances into reportable segments for financial reporting. The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada.

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, the sale of listed and unlisted securities and insurance products, investment banking, and principal transactions.

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income (loss) before variable compensation (“pre-variable income (loss)”). Variable compensation is determined at the Partnership level for profit sharing and home office associate and branch office administrator bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual pre-variable income. Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors. Both income (loss) before allocations to partners and pre-variable income (loss) are considered in evaluating segment performance. Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, total assets for each segment are provided for informational purposes, as well as capital expenditures and depreciation and amortization.

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

PART II

Item 8.  Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net revenue:
U.S.	$6,074	$5,457	$4,790
Canada	204	200	175

Total net revenue	$6,278	$5,657	$4,965

Net interest and dividends revenue:
U.S.	$76	$70	$67
Canada	4	5	4

Total net interest and dividends revenue	$80	$75	$71

Pre-variable income (loss):
U.S.	$1,559	$1,310	$1,056
Canada	12	7	(4)

Total pre-variable income	$1,571	$1,317	$1,052

Variable compensation:
U.S.	$781	$626	$485
Canada	20	17	12

Total variable compensation	$801	$643	$497

Income (loss) before allocations to partners:
U.S.	$778	$684	$571
Canada	(8)	(10)	(16)

Total income before allocations to partners	$770	$674	$555

Capital expenditures:
U.S.	$88	$81	$36
Canada	2	3	1

Total capital expenditures	$90	$84	$37

Depreciation and amortization:
U.S.	$80	$80	$78
Canada	2	2	2

Total depreciation and amortization	$82	$82	$80

Total assets:
U.S.	$14,290	$13,341	$12,618
Canada	480	454	424

Total assets	$14,770	$13,795	$13,042

Financial advisors at year end:
U.S.	13,287	12,483	11,822
Canada	713	675	641

Total financial advisors	14,000	13,158	12,463

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 16 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in Passport Research, the investment adviser to the two money market funds made available to Edward Jones clients. The Partnership does not have management responsibility with regard to the adviser. Approximately 0.03%, 0.1% and 0.2% of the Partnership’s total revenues were derived from this limited partnership interest in the adviser to the funds during 2014, 2013 and 2012, respectively.

As of December 31, 2014, Edward Jones leases approximately 10% of its branch office space from its financial advisors (see Note 13). Rent expense related to these leases approximated $25, $23 and $20 for the years ended December 31, 2014, 2013 and 2012, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

The Partnership created the Bridge Builder Trust (the “Trust”) to launch the Bridge Builder Bond Fund (the “Fund”) for Advisory Solutions clients. The Fund is a sub-advised mutual fund in the Trust. Olive Street Investment Advisers, L.L.C. (“OLV”), a wholly-owned subsidiary of the Partnership, is the investment adviser to the Fund. OLV has waived any investment adviser fees above those amounts paid to the Fund sub-advisers. In addition, the Partnership has waived receiving shareholder servicing fees from the Fund. The revenue earned by OLV from the Fund, included within advisory program fees on the Consolidated Statements of Income, is offset by the expense paid to the Fund sub-advisers, included within professional and consulting fees. The total amounts recognized for the years ended December 31, 2014 and 2013 were $8 and $1, respectively.

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

The Partnership recognizes interest income for the interest earned from partners who elect to finance a portion or all of their partnership capital contributions through loans made available from the Partnership (see Note 9).

PART II

Item 8.  Financial Statements and Supplementary Data, continued

NOTE 17 – QUARTERLY INFORMATION

(Unaudited)

	2014 Quarters Ended
	Mar 28	Jun 27	Sep 26	Dec 31

Total revenue	$1,504	$1,578	$1,596	$1,655
Income before allocations to partners	$186	$194	$195	$195
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$31.27	$32.67	$32.77	$32.69

	2013 Quarters Ended
	Mar 29	Jun 28	Sep 27	Dec 31

Total revenue	$1,351	$1,431	$1,432	$1,502
Income before allocations to partners	$149	$172	$168	$185
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$26.72	$30.92	$30.13	$33.35

NOTE 18 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership’s securities purchased under agreements to resell as of December 31, 2014 and 2013:

	Gross amounts of recognized assets	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amounts presented in the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition

				Financial instruments	Securities collateral(1)	Net amount

2014	$634	-	634	-	(634)	$-
2013	$1,026	-	1,026	-	(1,026)	$-

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART II

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation, with the participation of its management, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm are set forth in Part II, Item 8, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.    There was no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors. As of February 27, 2015, the Partnership was composed of 386 general partners, 20,257 limited partners and 364 subordinated limited partners.

Managing Partner.    Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership’s business. In addition, the Managing Partner has the power to admit and dismiss general partners and to fix the proportion of their respective interests in the Partnership. The Managing Partner serves for an indefinite term and may be removed by a majority vote of the Executive Committee (as discussed below) or a vote of the general partners holding a majority percentage ownership in the Partnership. If at any time the office of the Managing Partner is vacant, the Executive Committee will succeed to all the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee. The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to a services agreement.

Executive Committee.    The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner. The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions, including the consideration of partnership compensation, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership. In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership. Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee. The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement. Until July 7, 2014, the Executive Committee was comprised of James D. Weddle, Chairman, Kevin D. Bastien, Brett A. Campbell, Norman L. Eaker, Daniel J. Timm and James A. Tricarico, Jr. The Managing Partner appointed general partners Penny Pennington and Kenneth R. Cella, Jr. as members of the Executive Committee effective July 7, 2014. Effective December 31, 2014, Mr. Campbell retired from the Partnership and was no longer a member of the Executive Committee.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

The following table is a listing as of February 27, 2015 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility. Under terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners at the age of 65. The members’ biographies are below.

Name	Age	Executive Committee	General Partner	Area of Responsibility

James D. Weddle	61	2005	1984	Managing Partner
Kevin D. Bastien	49	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	45	2014	2002	Branch Development
Norman L. Eaker	58	2005	1984	Firm Administration
Penny Pennington	51	2014	2006	Client Strategies Group
Daniel J. Timm	56	2009	1998	Branch Development
James A. Tricarico, Jr.	62	2007	2006	Legal and Compliance

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

Kenneth R. Cella, Jr., Branch Development – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. Mr. Cella assumed shared responsibility for the Branch Development division, which encompasses Financial Advisor and Branch Office Administrator Hiring, Branch Training, Branch and Region Development, Branch Administration and Financial Advisor Leadership Development, in July 2014. Previously he worked as a financial advisor and has been responsible for various areas of the Client Strategies Group, including mutual funds, insurance, banking and advisory areas and for the Branch Training department. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Client Strategies Group – Ms. Pennington joined the Partnership in 1996 and was named a general partner in 2006. Ms. Pennington assumed responsibility for the Client Strategies Group, which encompasses all of the Partnership’s advice and guidance, products and services, marketing, and branch support related to helping clients achieve their financial goals, in September 2014. Previously she worked as a financial advisor and has been responsible for the New Financial Advisor Training department, BOA Development department and Branch and Region Development division. Ms. Pennington earned her bachelor’s degree from the University of Virginia and earned her MBA from the Kellogg School of Management at Northwestern University.

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

James A. Tricarico, Jr., General Counsel – Mr. Tricarico joined the Partnership as general partner and General Counsel in 2006. He is responsible for the Legal and Compliance divisions and Government Relations. Prior to joining the Partnership, he was in private practice and before that he served as general counsel and executive vice president of a large broker-dealer. Mr. Tricarico earned his bachelor’s degree from Fordham University and his law degree from New York Law School (cum laude). Mr. Tricarico is a member of the Board of Directors and the Executive Committee of the Board of SIFMA and is the Past President and a member of the Executive Committee of the Compliance and Legal Society of SIFMA.

Management Committee.    The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee. As of February 27, 2015, the Management Committee consisted of 20 general partners. The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries. The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership. General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

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

As of February 27, 2015, the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin D. Bastien, Norman L. Eaker, Penny Pennington, Anthony Damico, a member of the Management Committee and the general partner responsible for the Internal Audit division, Lisa M. Dolan, a general partner in the Finance division, and independent members of the committee Ed Glotzbach and Mark Wuller.

Mr. Bastien meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Because Mr. Bastien is a general partner, he would not meet the definition of “independent” under the rules of the New York Stock Exchange (“NYSE”). However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges. Audit Committee members serve for an indefinite term and may be removed by the Managing Partner.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks. The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk. The identification and ongoing management of the Partnership’s risk is critical to its long-term business success and related financial performance. The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management. As of February 27, 2015, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership. The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the Partnership. In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject. The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

The Management Committee assists the Executive Committee in its ongoing risk management responsibilities through its day-to-day operations. The Management Committee is responsible for identifying, developing and accomplishing the Partnership’s objectives. In addition, the Management Committee is responsible for sharing information across divisions and identifying issues and risks with other members of the Management Committee. The Management Committee meets weekly and provides a forum to both identify and resolve risk management issues for the Partnership.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

Capital Markets Committee - approves new issue equity offerings and primary fixed income inventory commitments above $10 million. The approval is based upon Partnership guidelines and credit quality standards administered by the Partnership’s Product Review department. Additionally, a member of the Capital Markets Committee is responsible both for the hedging strategies employed by the Partnership to reduce inventory risk and the communication of those strategies to the Capital Markets Committee.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business. The Partnership is exposed to operational risk and its business model is dependent on complex technology systems, and there is a degree of exposure to systems failure. A business continuity planning process has been established to respond to severe business disruptions. The Partnership has primary data centers in Arizona and Missouri. These data centers act as disaster recovery sites for each other. While these data centers are designed to be redundant for each other, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership implemented an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary. The Partnership’s Internal Audit and Compliance divisions investigate reports as they are received. The Internal Audit and Compliance divisions review other Partnership activity to assist in risk identification and identification of other inappropriate activities. In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements to better protect client information.

The Partnership is also exposed to operational risk as a result of its reliance on third parties to provide technology, processing and other business support services. The Partnership’s Sourcing Office primarily manages that risk by reviewing key vendors through a vendor due diligence process.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

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

The Partnership purchases and holds securities inventory positions for retail sales to its clients and does not trade those positions for the purpose of generating gains for its own account. To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks. This system requires traders to mark positions to market and to report positions at the trader level, department level and for the Partnership as a whole. There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review. By maintaining an inventory hedging strategy, the Partnership has attempted to avoid material inventory losses or gains in the past (see Part II, Item 8 – Financial Statements and Supplementary Data – Note 4 to the Consolidated Financial Statements for further details). The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership. The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

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

Market and Liquidity Risk

Market risk is the risk of declining revenue or the value of financial instruments held by the Partnership as a result of fluctuations in interest rates, equity prices or overall market conditions. Liquidity risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership. For a discussion of the Partnership’s market and liquidity risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance, continued

Legal, Regulatory and Reputational Risk

In the normal course of business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations and self-regulatory organizations. The number of legal actions and investigations has increased among many firms in the financial services industry, including the Partnership.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires officers of companies with securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. The general partners of the Partnership have designated the members of the Partnership’s Executive Committee as its executive officers. Under the Section 16 rules, these Executive Committee members are deemed officers of the Partnership. Given the unique structure of the Partnership, the Partnership’s officers were unaware of this requirement prior to March 2015. After becoming aware of this requirement, the Partnership’s Executive Committee members promptly filed the appropriate notices of ownership with the SEC. The following officers each filed a Form 3 on March 25, 2015: James D. Weddle, Kevin D. Bastien, Brett A. Campbell, Kenneth R. Cella, Jr., Norman L. Eaker, Penny Pennington, Daniel J. Timm, and James A. Tricarico, Jr.

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

Salary – Each Executive Committee member receives an amount of fixed compensation in the form of salary. In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure. Because the Partnership’s principal compensation of Executive Committee members is based on general partnership ownership interests in the Partnership and special allocations of net income allocable to general partners, it does not benchmark the compensation of its Executive Committee members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its Executive Committee members. Each Executive Committee member receives a salary ranging from $175,000—$250,000 annually.

In addition to base salary, under the Partnership Agreement the Managing Partner has the discretion to allocate an additional $3 million (in the aggregate) in compensation to general partners. In 2014, 2013 and 2012 no amounts were allocated by the Managing Partner.

Deferred Compensation – Each Executive Committee member is a participant in the Partnership’s profit sharing plan, a qualified deferred compensation plan, which also covers all eligible general partners and associates of the Partnership’s subsidiaries. Each Executive Committee member receives contributions based upon the overall profitability of the Partnership. Contributions to the plan are made annually within the discretion of the Partnership and have historically been determined based on approximately twenty-four percent of the Partnership’s net income before allocations to partners. Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings, including their respective allocations of income. The plan is a tax-qualified retirement plan.

PART III

Item 11. Executive Compensation, continued

Income Allocated to Partners – The majority of all general partners’ compensation (including that of the Executive Committee members) comes from the members capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners. Of the Partnership’s net income allocated to general partners, including the Executive Committee members, ninety-two percent is allocable based upon their capital ownership interest in the Partnership. This ownership interest is set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee. Capital ownership interests, as general partners in the Partnership, held by each Executive Committee member ranged from 1.00% to 2.20% in 2014, 1.55% to 2.50% in 2013, and 1.40% to 2.70% in 2012. The remaining eight percent of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee. None of the Executive Committee members listed in the table below received any portion of this 8% allocation in 2014, 2013 or 2012.

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2014 (including respective income allocation).

	Year	Salaries	Deferred Compensation	Income Allocated to Partners(1)	Total

James D. Weddle	2014	$250,000	$12,818	$13,655,081	$13,917,899
CEO	2013	250,000	12,291	12,658,728	12,921,019
	2012	250,000	11,475	10,863,819	11,125,294

Kevin D. Bastien	2014	$175,000	$12,818	$10,265,697	$10,453,515
CFO	2013	175,000	12,291	8,430,646	8,617,937
	2012	175,000	11,475	6,255,984	6,442,459

Brett A. Campbell	2014	$175,000	$12,818	$12,494,542	$12,682,360
General Partner - Client Strategies Group	2013	175,000	12,291	11,196,074	11,383,365
	2012	175,000	11,475	9,095,065	9,281,540

Norman L. Eaker	2014	$175,000	$12,818	$11,814,257	$12,002,075
General Partner - Firm Administration	2013	175,000	12,291	10,836,785	11,024,076
	2012	175,000	11,475	9,237,983	9,424,458

Daniel J. Timm	2014	$175,000	$12,818	$11,119,514	$11,307,332
General Partner - Branch Development	2013	175,000	12,291	9,655,616	9,842,907

(1)	Income Allocated to Partners includes earnings from general partner interests and any subordinated limited partnership or limited partnership investment in the Partnership.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As the Partnership is organized as a limited partnership, the general partners are responsible for management of the business. The general partners have designated the Partnership’s Executive Committee as its executive officers. For additional information regarding the Partnership’s Executive Committee, refer to Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

The following table shows the ownership of limited partnership interests by each Executive Committee member and the Executive Committee members as a group as of February 27, 2015:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class

Limited Partnership Interests	James D. Weddle	$-	0%
Limited Partnership Interests	Kevin D. Bastien	-	0%
Limited Partnership Interests	Kenneth R. Cella, Jr.	115,600	*
Limited Partnership Interests	Norman L. Eaker	-	0%
Limited Partnership Interests	Penny Pennington	27,000	*
Limited Partnership Interests	Daniel J. Timm	105,000	*
Limited Partnership Interests	James A. Tricarico, Jr.	-	0%

Limited Partnership Interests	All Executive Committee Members as a Group (7 persons)	$247,600	*

* Each of these Executive Committee members and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

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

The Partnership leases approximately 10% of its branch office space from its financial advisors. Rent expense related to these leases approximated $25 million, $23 million and $20 million for the years ended December 31, 2014, 2013 and 2012, respectively. These leases are executed and maintained in a similar manner as those entered into with third parties.

The Partnership makes loans available to those general partners (other than members of the Executive Committee, which consists of the executive officers of the Partnership) that desire financing for some or all of their new purchases of individual partnership capital interests. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity for further information.

Policy for Review and Approval of Transactions with Related Persons

The Partnership’s policy with respect to related person transactions applies to transactions, arrangements and relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of SEC Regulation S-K in which the aggregate amount involved exceeds $120,000 in any calendar year, and in which a related person has or will have a direct or indirect material interest. For purposes of the policy, the term ‘‘related person’’ has the meaning set forth in Item 404(a) of SEC Regulation S-K ‘‘Transactions with related persons, promoters and certain control persons’’.

Under the policy, the Partnership’s CFO or General Counsel will determine whether a transaction meets the requirements of a related person transaction pursuant to Item 404(a) of SEC Regulation S-K requiring approval by the Audit Committee. Transactions that fall within the definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interest of the Partnership. If the Partnership’s CFO or General Counsel becomes aware of an existing transaction with a related person which has not been approved under this policy, the matter will be referred to the Audit Committee. The Audit Committee will evaluate all options available, including ratification, revision or termination of such transaction.

As of December 31, 2014, the following transactions meet the definition of a related person transaction pursuant to Item 404(a) of SEC Regulation S-K. These contracts were subject to review by appropriate areas within the Partnership including the Partnership’s Finance and Legal areas prior to execution.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence, continued

Touch of Class, Inc.

On July 28, 2008, the Partnership entered into a five-year master vendor agreement with Touch of Class, Inc. to provide artwork in the Partnership’s branch offices. This agreement was amended as of August 1, 2012 to extend the agreement through July 31, 2015. Touch of Class, Inc. is 100% owned by Shelia Timm and Eric Timm, spouse and son, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee. The total amount paid to Touch of Class, Inc. in 2014 pursuant to this agreement was approximately $385,000.

Cassidy Turley

On September 1, 2004, the Partnership entered into two agreements with Cassidy Turley, one to manage the Partnership’s branch office leases and one to manage the Partnership’s home office facilities. Each agreement was for a term of five years. On May 3, 2010 each agreement was amended and extended for a period of five years. Cassidy Turley, which recently combined with DTZ, is a leading commercial real estate services provider with more than 28,000 professionals in more than 200 offices across the world. Lyle Gilbertson, a principal of Cassidy Turley, is the brother-in-law of Norman L. Eaker, a member of the Partnership’s Executive Committee. The total amount paid to Cassidy Turley in 2014 pursuant to this agreement was approximately $11.4 million.

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

Brett A. Campbell, a member of the Partnership’s Executive Committee prior to his December 31, 2014 retirement, has a brother, Robert Campbell, who was employed by the Partnership as a financial advisor during 2014 (and presently). Robert Campbell earned approximately $330,000 in compensation during 2014 and has been employed by the Partnership for 35 years. The compensation program under which Robert Campbell is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was employed by the Partnership as a financial advisor during 2014 (and presently). Ms. Renk earned approximately $560,000 in compensation during 2014 and has been employed by the Partnership for 20 years. The compensation program under which Ms. Renk is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

James D. Weddle, a member of the Partnership’s Executive Committee, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2014 (and presently). Mr. Selner earned approximately $260,000 in compensation during 2014 and has been employed by the Partnership for nine years. The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2014	2013
Audit fees	$2,648	$2,359
Audit-related fees(1)	1,566	1,259
Tax fees(2)	164	12
Other(3)	123	89

Total fees	$4,501	$3,719

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.

(3)	Other primarily consists of fees for consulting services, including an assessment project in 2014 and a security assessment in 2013.

The Audit Committee pre-approved all audit and non-audit related services in fiscal year 2014 and 2013. No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

		Page No.

(a)	(1) The following financial statements are included in Part II, Item 8:

	Management’s Report on Internal Control over Financial Reporting	60

	Report of Independent Registered Public Accounting Firm	61

	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013	63

	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	64

	Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2014, 2013 and 2012	65

	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	66

	Notes to Consolidated Financial Statements	67

	(2) The following financial statements are included in Schedule I:

	Parent Company Only Condensed Statements of Financial Condition as of December 31, 2014 and 2013	107

	Parent Company Only Condensed Statements of Income for the years ended December 31, 2014, 2013 and 2012	108

	Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	109

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
James D. Weddle
Managing Partner (Principal Executive Officer) March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	March 27, 2015
James D. Weddle

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2015

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibit Number		Description

3.1	*

Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated June 6, 2014.

3.2	**	Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 30, 2015.

3.3	**	First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 9, 2015.

10.1	*

Ordinance No. 24,183 relating to certain existing Agreement entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Des Peres Project) approved November 12, 2009, incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.2	*

Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.3	*

Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.4	*

Share Purchase Agreement between Edward D. Jones & Co., L.P. and Towry Law Finance Company Limited, dated October 22, 2009, incorporated by reference to Exhibit 10.21 from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.5	*

Amended and Restated Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $400,000,000 revolving line of credit, dated November 15, 2013, incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.6	*

Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference from Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7	*

The Jones Financial Companies, L.L.L.P. 2014 Employee Limited Partnership Interest Purchase Plan, incorporated by reference from Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-193431) filed on January 17, 2014. (Constitutes a management contract or compensatory plan or arrangement)

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014, continued

Exhibit Number		Description

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*

Order Instituting Administrative and Cease and Desist proceedings, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21C of the Securities Exchange Act of 1934, dated December 22, 2004, incorporated by reference from Exhibit 99.1 to the Registrant’s Form 8-K dated December 27, 2004.

99.2	*	NASD Letter of Acceptance, Waiver and Consent, dated December 22, 2004, incorporated by reference from Exhibit 99.2 to the Registrant’s Form 8-K dated December 27, 2004.

99.3	*	NYSE Stipulation of Facts and Consent to Penalty, dated December 22, 2004, incorporated by reference from Exhibit 99.3 to the Registrant’s Form 8-K dated December 27, 2004.

99.4	*	Deferred Consideration Agreement, dated December 22, 2004, incorporated by reference to Exhibit 99.4 from the Registrant’s Form 8-K dated December 27, 2004.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation

101.DEF	**	XBRL Extension Definition

101.LAB	**	XBRL Taxonomy Extension Label

101.PRE	**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.

**	Filed herewith.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2014	2013
ASSETS:

Cash and cash equivalents	$119	$252

Investment securities	9	9

Investment in subsidiaries	2,076	1,809

Other assets	15	12

TOTAL ASSETS	$2,219	$2,082

LIABILITIES:

Accounts payable and accrued expenses	$1	$1

Partnership capital subject to mandatory redemption	2,218	2,081

TOTAL LIABILITIES	$2,219	$2,082

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012

NET REVENUE
Subsidiary earnings	$764	$667	$548
Management fee income	78	76	78

Other	7	9	9

Total revenue	849	752	635

Interest expense	48	48	49

Net revenue	801	704	586

OPERATING EXPENSES
Compensation and benefits	30	28	29
Other operating expenses	1	2	2

Total operating expenses	31	30	31

INCOME BEFORE ALLOCATIONS TO PARTNERS	$770	$674	$555

Allocations to partners	(770)	(674)	(555)

NET INCOME	$-	$-	$-

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	770	674	555
Changes in assets and liabilities:
Investment securities	-	4	3
Investment in subsidiaries	(267)	(136)	56
Other assets	(3)	-	(1)
Accounts payable and accrued expenses	-	1	-

Net cash provided by operating activities	500	543	613

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests (net of partnership loans)	55	40	45
Redemption of partnership interests	(125)	(115)	(99)
Distributions from partnership capital (net of partnership loans)	(563)	(490)	(424)
Issuance of partnership loans	-	(11)	-
Net cash used in financing activities	(633)	(576)	(478)

Net (decrease) increase in cash and cash equivalents	(133)	(33)	135

CASH AND CASH EQUIVALENTS:

Beginning of year	252	285	150

End of year	$119	$252	$285

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current period	$86	$95	$94

Repayment of partnership loans through distributions from partnership capital in current period	$103	$61	$11

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.