Form 10-Q
period 2015-03-27
JONES FINANCIAL COMPANIES LLLP
filed 2015-05-06
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

As of April 24, 2015, 924,033 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 27, 2015	December 31, 2014
(Dollars in millions)	(unaudited)

ASSETS:
Cash and cash equivalents	$800	$1,033
Cash and investments segregated under federal regulations	8,909	8,848
Securities purchased under agreements to resell	750	634
Receivable from:
Clients	2,803	2,789
Mutual funds, insurance companies and other	528	437
Brokers, dealers and clearing organizations	136	122
Securities owned, at fair value:
Investment securities	162	161
Inventory securities	98	69
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	549	549
Other assets	112	128

TOTAL ASSETS	$14,847	$14,770

LIABILITIES:
Payable to:
Clients	$11,296	$11,320
Brokers, dealers and clearing organizations	155	88
Accrued compensation and employee benefits	745	980
Accounts payable, accrued expenses and other	185	161
Long-term debt	3	3

	12,384	12,552

Contingencies (Note 6)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals:
Limited partners	925	632
Subordinated limited partners	370	335
General partners	986	1,006

Total	2,281	1,973
Reserve for anticipated withdrawals	182	245

Total partnership capital subject to mandatory redemption	2,463	2,218

TOTAL LIABILITIES	$14,847	$14,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 27,	March 28,
	2015	2014

Revenue:
Fee revenue
Asset-based	$820	$715
Account and activity	164	144

Total fee revenue	984	859
Trade revenue	626	610
Interest and dividends	36	31
Other revenue	8	4

Total revenue	1,654	1,504
Interest expense	19	14

Net revenue	1,635	1,490

Operating expenses:
Compensation and benefits	1,146	1,045
Occupancy and equipment	95	92
Communications and data processing	69	71
Advertising	19	19
Professional and consulting fees	15	13
Postage and shipping	13	13
Other operating expenses	64	51

Total operating expenses	1,421	1,304

Income before allocations to partners	214	186

Allocations to partners:
Limited partners	31	20
Subordinated limited partners	24	21
General partners	159	145

Net Income	$-	$-

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$33.54	$31.27

Weighted average $1,000 equivalent limited partnership units outstanding	925,999	639,239

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 27, 2015	March 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	214	186
Depreciation and amortization	20	20

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(61)	184
Securities purchased under agreements to resell	(116)	351
Net payable to clients	(38)	(388)
Net receivable from brokers, dealers and clearing organizations	53	60
Receivable from mutual funds, insurance companies and other	(91)	(78)
Securities owned	(30)	9
Other assets	16	24
Accrued compensation and employee benefits	(235)	(178)
Accounts payable, accrued expenses and other	25	16

Net cash (used in) provided by operating activities	(243)	206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(21)	(24)

Net cash used in investing activities	(21)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests (net of partnership loans)	351	54
Redemption of partnership interests	(132)	(104)
Distributions from partnership capital (net of partnership loans)	(188)	(173)

Net cash provided by (used in) financing activities	31	(223)

Net decrease in cash and cash equivalents	(233)	(41)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,033	600

End of period	$800	$559

Cash paid for interest	$18	$13

Cash paid for taxes	$2	$2

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$119	$84

Repayment of partnership loans through distributions from partnership capital in current period	$67	$59

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included for the three month periods ended February 28, 2015 and 2014 in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer in the United States (“U.S.”) and one of Edward Jones’ subsidiaries is a registered securities dealer in Canada. Through these entities, the Partnership serves primarily individual investors in the U.S. and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the sale of securities and insurance products, investment banking, and principal transactions. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). The results of operations for the three month period ended March 27, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The types of assets and liabilities categorized as Level I generally are U.S. treasuries, investments in publicly traded mutual funds with quoted market prices, equities listed in active markets and government and agency obligations.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended March 27, 2015 and December 31, 2014. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of March 27, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificate of deposit	$-	$100	$-	$100

Investments segregated under federal regulations:
U.S. treasuries	$2,209	$-	$-	$2,209
Certificates of deposit	-	225	-	225

Total investments segregated under federal regulations	$2,209	$225	$-	$2,434

Securities owned:
Investment securities:
Mutual funds	$137	$-	$-	$137
Government and agency obligations	19	-	-	19
Equities	5	-	-	5
Corporate bonds and notes	-	1	-	1

Total investment securities	$161	$1	$-	$162

Inventory securities:
State and municipal obligations	$-	$59	$-	$59
Equities	26	-	-	26
Mutual funds	5	-	-	5
Corporate bonds and notes	-	5	-	5
Certificates of deposit	-	2	-	2
Other	1	-	-	1

Total inventory securities	$32	$66	$-	$98

	Financial Liabilities at Fair Value as of March 27, 2015
	Level I	Level II	Level III	Total
Securities sold, not yet purchased(1):
Mutual funds	$2	$-	$-	$2
Corporate bonds and notes	-	1	-	1

Total securities sold, not yet purchased	$2	$1	$-	$3

(1) Securities sold, not yet repurchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

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

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the use of U.S. Treasury securities futures contracts. The amount of open futures contracts fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $14 and $8 at March 27, 2015 and December 31, 2014, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements. The related mark-to-market adjustments are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition and were unrealized losses of $0.121 and $0.018 as of March 27, 2015 and December 31, 2014, respectively. The total losses related to these futures contracts, recorded within the Consolidated Statements of Income, were $0.273 and $0.323 for the three month periods ended March 27, 2015 and March 28, 2014.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 27, 2015	December 31, 2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	365

Total lines of credit	$765	$765

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”) with an expiration date of November 15, 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of one-month LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital. As of March 27, 2015, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible these lines of credit could decrease or not be available in the future. In addition, to the extent any of the banks included in the uncommitted lines of credit provide financing to partners for Partnership capital contributions, financing available to the Partnership itself may be reduced. Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and firm-owned securities, which would serve as collateral in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of March 27, 2015 and December 31, 2014. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 27, 2015 and December 31, 2014, respectively.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 4 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners who require financing for some or all of their Partnership capital contributions except for members of the Executive Committee (as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)). In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that a majority of future general and subordinated limited Partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through Partnership loans. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans financed through the Partnership is reflected as a reduction to total Partnership capital. As of March 27, 2015 and December 31, 2014, the outstanding amount of Partnership loans financed through the Partnership was $250 and $198, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $2 for both the three month periods ended March 27, 2015 and March 28, 2014.

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 27, 2015	March 28, 2014
Partnership loans outstanding at beginning of period	$198	$215
Partnership loans issued during the period	119	84
Repayment of Partnership loans during the period	(67)	(59)

Total Partnership loans outstanding	$250	$240

The minimum 7.5% annual return on the face amount of limited Partnership capital was $17 and $12 for the three month periods ended March 27, 2015 and March 28, 2014, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2014, to register $350 in Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “Plan”). On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan. The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 5 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, the Partnership’s Canada broker-dealer is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	March 27, 2015	December 31, 2014
U.S.:
Net capital	$1,178	$999
Net capital in excess of the minimum required	$1,126	$948
Net capital as a percentage of aggregate debit items	45.6%	38.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	31.0%	31.1%

Canada:
Regulatory risk adjusted capital	$28	$31
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$17	$27

Net capital and the related capital percentages may fluctuate on a daily basis.

EJTC was in compliance with its regulatory capital requirements as of March 27, 2015 and December 31, 2014.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 6 – CONTINGENCIES

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at March 27, 2015 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $23 to $46. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at March 27, 2015 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements, continued

NOTE 7 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Pre-variable income represents income before variable compensation. This is consistent with how management views the segments in order to assess performance.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 27, 2015	March 28, 2014
Net revenue:
U.S.	$1,583	$1,438
Canada	52	52

Total net revenue	$1,635	$1,490

Pre-variable income:
U.S.	$415	$359
Canada	4	5

Total pre-variable income	419	364

Variable compensation:
U.S.	201	173
Canada	4	5

Total variable compensation	205	178

Income before allocations to partners:
U.S.	214	186
Canada	-	-

Total income before allocations to partners	$214	$186

The Partnership derived from one mutual fund company 20% of its total revenue for both the three month periods ended March 27, 2015 and March 28, 2014. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount

Mar 27, 2015	$750	-	750	-	(750)	$-
Dec 31, 2014	$634	-	634	-	(634)	$-

(1)Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is expected to be effective for the first quarter of 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

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

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part I, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q and Part II, Item 8 – Financial Statements and Supplementary Data of the Partnership’s Annual Report. All amounts are presented in millions, except as otherwise noted.

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Trade revenue is composed of commissions, principal transactions and investment banking. These sources of revenue are affected by a number of factors. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans and long-term debt.

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three month periods ended March 27, 2015 and March 28, 2014. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Revenue:
Fee revenue:
Asset-based	$820	$715	15%
Account and activity	164	144	14%

Total fee revenue	984	859	15%

% of net revenue	60%	58%
Trade revenue:
Commissions	561	533	5%
Investment banking	37	36	3%
Principal transactions	28	41	-32%

Total trade revenue	626	610	3%

% of net revenue	38%	41%
Net interest and dividends	17	17	0%
Other revenue	8	4	100%

Net revenue	1,635	1,490	10%
Operating expenses	1,421	1,304	9%

Income before allocations to partners	$214	$186	15%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$29.9	$27.5	9%
Advisory programs ($ billions)	$3.5	$5.4	-35%
Client households at period end	4.77	4.65	3%
Net new assets for the period ($ billions)(2)	$14.4	$13.0	11%
Client assets under care:
Total:
At period end ($ billions)	$881.8	$805.0	10%
Average ($ billions)	$874.2	$792.7	10%
Advisory programs:
At period end ($ billions)	$141.7	$121.9	16%
Average ($ billions)	$139.4	$118.0	18%
Financial advisors (actual):
At period end	14,209	13,376	6%
Average	14,059	13,233	6%
Attrition %	10.1%	8.3%	n/a
Dow Jones Industrial Average (actual):
At period end	17,713	16,323	9%
Average for period	17,932	16,173	11%
S&P 500 Index (actual):
At period end	2,061	1,858	11%
Average for period	2,064	1,834	13%

(1)Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions resulting in commissions, principal transactions and investment banking revenues. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

(2)Net new assets represent cash and securities inflows and outflows from new and existing clients. In the fourth quarter of 2014, net new assets was revised to exclude mutual fund capital gain distributions received by U.S. clients. The previously reported amount for first quarter 2014 was updated to conform to the current definition.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Year to Date 2015 versus 2014 Overview

The Partnership experienced strong results during the first three months of 2015 compared to 2014, including record income before allocations to partners and client assets under care. Results benefitted from net new assets and rising market conditions, including increases of 13% in the average S&P 500 Index and 11% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the first three months of 2015 and financial advisors attracted $14.4 billion in net new assets. Average client assets under care grew 10% to $874.2 billion, which included an 18% increase in the advisory programs’ average assets under care to $139.4 billion. The inflow of client dollars into advisory programs was $3.5 billion for the first three months of 2015 compared to $5.4 billion in the prior year as the programs have matured. In addition, client dollars invested related to trade revenue were up 9% to $29.9 billion.

Net revenue increased 10% to $1,635 for the first three months of 2015 compared to 2014. This increase was led by a 15% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets.

Operating expenses increased 9% for the first three months of 2015 compared to 2014, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $214, a 15% increase over the first three months of 2014.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 27, 2015 AND MARCH 28, 2014

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 15% to $984 in the first quarter of 2015 compared to the same period in 2014. The increase in fee revenue for the first quarter of 2015 was primarily due to higher asset values and continued client investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Asset-based fee revenue:
Advisory programs fees	$467	$395	18%
Service fees	295	265	11%
Revenue sharing	47	45	4%
Trust fees	10	9	11%
Cash solutions	1	1	0%

Total asset-based fee revenue	$820	$715	15%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$384.0	$346.5	11%
Advisory programs	138.1	117.4	18%
Insurance	73.0	68.2	7%
Cash solutions	20.2	20.3	0%

Total client asset values	$615.3	$552.4	11%

(1)Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

For the three months ended March 27, 2015, asset-based fee revenue increased 15% to $820 compared to the three months ended March 28, 2014. The increase was primarily due to greater advisory programs fees and service fees. The growth in advisory programs and service fees revenue was primarily due to increased investment of client assets and increases in the market value of the underlying assets. Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership. The inflow of client dollars into advisory programs was $3.5 billion for the first three months of 2015 compared to $5.4 billion in the prior year as the programs have matured.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Advisory programs fees include investment advisory fees earned by Olive Street Investment Advisers, L.L.C. (“OLV”) which are paid by the Bridge Builder Trust (the “Trust”). OLV has contractually agreed to waive these fees to the extent such fees exceed the investment advisory fees OLV is required to pay the sub-advisors to the funds in the Trust, which are recognized in professional and consulting fees expense. Thus, while the Partnership anticipates the investment advisory fees earned by OLV to increase as a result of expansion of the Trust, there will be no impact on net income. In April 2015, the Trust filed registration statements with the SEC to register three additional mutual funds, which were not effective as of the filing date of this Quarterly Report on Form 10-Q.

Account and Activity

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Account and activity fee revenue:
Shareholder accounting services fees	$102	$92	11%
Retirement account fees	31	30	3%
Insurance contract services fees	9	-	-
Other account and activity fees	22	22	0%

Total account and activity fee revenue	$164	$144	14%

Related metrics:
Average client:
Shareholder accounting holdings serviced	23.4	21.0	11%
Retirement accounts	4.9	4.4	11%

For the three months ended March 27, 2015, account and activity fee revenue increased 14% to $164 compared to the three months ended March 28, 2014. Revenue growth was led by shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced. Insurance contract services fees are fees earned for administrative support under contracts with certain insurance companies that were primarily entered into in the latter portion of 2014. Retirement account fees were essentially unchanged, even though the number of retirement accounts increased, as more client accounts reached the asset level at which fees are waived.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, investment banking and principal transactions revenue, increased 3% to $626 in the first quarter of 2015 compared to the same period in 2014. The increase in trade revenue was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Trade revenue:
Commissions revenue:
Mutual funds	$297	$293	1%
Equities	182	153	19%
Insurance	82	87	-6%

Total commissions revenue	$561	$533	5%

Investment banking	37	36	3%
Principal transactions	28	41	-32%

Total trade revenue	$626	$610	3%

Related commissions revenue metrics:
Client dollars invested ($ billions)	$25.0	$22.4	12%
Margin per $1,000 invested	$22.4	$23.8	-6%
U.S. business days	59	60	-2%

Commissions

For the three months ended March 27, 2015, commissions revenue increased 5% to $561 compared to the three months ended March 28, 2014. The increase was primarily due to a 12% increase in client dollars invested in commission generating transactions, most notably in equities due to the continued strong equity market. This increase was partially offset by a 6% decrease in the margin earned per $1,000 invested, primarily related to mutual fund transactions. The average size of mutual fund transactions increased, resulting in lower commissions earned, and there was a shift to lower-margin debt mutual funds from equity mutual funds.

Investment Banking

For the three months ended March 27, 2015, investment banking revenue increased 3% to $37 compared to the three months ended March 28, 2014. The growth in investment banking revenue reflected a 6% increase in client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

For the three months ended March 27, 2015, principal transactions revenue decreased 32% to $28 compared to the three months ended March 28, 2014. Principal transactions revenue was negatively impacted by a 23% decrease in the margin earned per $1,000 invested. Client investment purchases continued to shift towards products with shorter maturities, which have lower margins, due to the sustained low interest rate environment. Additionally, revenue was negatively impacted by an 11% decrease in client dollars invested. Relatively lower interest rates during the first quarter of 2015 compared to the first quarter of 2014 resulted in decreased demand for state and municipal obligations.

Net Interest and Dividends

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Net interest and dividends revenue:
Client loan interest	$28	$25	12%
Short-term investing interest	4	3	33%
Other interest and dividends	4	3	33%
Limited Partnership interest expense	(17)	(12)	42%
Other interest expense	(2)	(2)	0%

Total net interest and dividends revenue	$17	$17	0%

Related metrics:
Average aggregate client loan balance	$2,596.2	$2,147.5	21%
Average rate earned	4.59%	4.80%	-4%
Average funds invested	$9,958.4	$9,489.3	5%
Average rate earned	0.19%	0.15%	27%
Weighted average $1,000 equivalent limited Partnership units outstanding	925,999	639,239	45%

For the three month period ended March 27, 2015, net interest and dividends revenue was flat at $17 compared to the three month period ended March 28, 2014. Results reflected a 12% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, partially offset by a decrease in the average rate earned. This increase was offset by an increase in limited Partnership interest expense due to the issuance of $292 in Interests in connection with the Plan.

Other Revenue

Other revenue increased 100% to $8 in the first quarter of 2015, compared to the first quarter of 2014. This increase was primarily attributable to increases in the value of the investments held related to the Partnership’s nonqualified deferred compensation plan during the current period compared to prior year. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$665	$606	10%
Home office and branch	276	261	6%
Variable compensation	205	178	15%

Total compensation and benefits	1,146	1,045	10%
Occupancy and equipment	95	92	3%
Communications and data processing	69	71	-3%
Advertising	19	19	0%
Professional and consulting fees	15	13	15%
Postage and shipping	13	13	0%
Other operating expenses	64	51	25%

Total operating expenses	$1,421	$1,304	9%

Related metrics (actual):
Number of branches:
At period end	12,135	11,726	3%
Average	12,081	11,676	3%
Financial advisors:
At period end	14,209	13,376	6%
Average	14,059	13,233	6%
Branch office administrators(1):
At period end	14,047	13,525	4%
Average	13,952	13,397	4%
Home office associates(1):
At period end	5,721	5,511	4%
Average	5,676	5,464	4%
Home office associates(1) per 100 financial advisors (average)	40.4	41.3	-2%
Branch office administrators(1) per 100 financial advisors (average)	99.2	101.2	-2%
Average operating expenses per financial advisor(2)	$39,192	$39,296	0%

(1)Counted on a full-time equivalent (“FTE”) basis.

(2)Operating expenses used in calculation represent total operating expenses less financial advisor compensation and variable compensation. In 2015, payroll taxes were combined with compensation and benefits and financial advisor salary and subsidy was combined with financial advisor compensation. The 2014 operating expense amount used in the calculation was recast to conform to the new presentation.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended March 27, 2015, operating expenses increased 9% to $1,421 compared to the three month period ended March 28, 2014, primarily due to a 10% increase in compensation and benefits (described below). The remaining operating expenses increased 6% ($16) primarily due to an increase of $13 in other operating expenses related to contingencies, travel expenses and miscellaneous taxes.

Financial advisor compensation increased 10% ($59) in the first quarter of 2015 primarily due to increases in asset-based fees and trade revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and the Partnership’s compensation initiatives.

Home office and branch salary and fringe benefit expense increased 6% ($15) in the first quarter of 2015 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4%.

Variable compensation expands and contracts in relation to the Partnership’s related profit margin. As the Partnership’s financial results and profit margin increase, a significant portion is allocated to variable compensation and paid to associates in the form of increased bonuses and profit sharing. As a result, variable compensation increased 15% ($27) in the first quarter of 2015 to $205.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the first quarter of 2015, the average number of both the home office associates per 100 financial advisors and the number of BOAs per 100 financial advisors decreased 2%. These ratios reflected the Partnership’s longer-term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor was unchanged as increases in home office associates’ salary and fringe benefit expenses and branch operating expenses to support the Partnership’s financial advisor network, were offset by the impact of spreading those costs over more financial advisors.

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Pre-variable income represents income before variable compensation. This is consistent with how management views the segments in order to assess performance.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 27, 2015	March 28, 2014	% Change
Net revenue:
U.S.	$1,583	$1,438	10%
Canada	52	52	0%

Total net revenue	1,635	1,490	10%

Operating expenses (excluding variable compensation):
U.S.	1,168	1,079	8%
Canada	48	47	2%

Total operating expenses	1,216	1,126	8%

Pre-variable income:
U.S.	415	359	16%
Canada	4	5	-20%

Total pre-variable income	419	364	15%

Variable compensation:
U.S.	201	173	16%
Canada	4	5	-20%

Total variable compensation	205	178	15%

Income before allocations to partners:
U.S.	214	186	15%
Canada	-	-	-

Total income before allocations to partners	$214	$186	15%

Client assets under care ($ billions):
U.S.
At period end	$863.1	$786.3	10%
Average	$855.4	$774.4	10%
Canada
At period end	$18.7	$18.7	0%
Average	$18.8	$18.3	3%

Net new assets for the period ($ billions):
U.S.	$13.9	$12.5	11%
Canada	$0.5	$0.5	0%

Financial advisors (actual):
U.S.
At period end	13,502	12,681	6%
Average	13,349	12,546	6%
Canada
At period end	707	695	2%
Average	710	687	3%

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended March 27, 2015, net revenue increased 10% compared to the three month period ended March 28, 2014. Revenue growth reflected a 15% ($102) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 18% ($70) and service fees revenue of 11% ($29). Fee revenue growth reflected an increase in client assets under care resulting from continued investment of client dollars as well as market increases. In addition, trade revenue increased 3% ($20) primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 8% in the first quarter of 2015 primarily due to increases in financial advisor compensation and salary and fringe benefits. Higher financial advisor compensation was due to increases in asset-based fees and trade revenues on which financial advisor commissions are paid. Salary and fringe benefits expense increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

Canada

For the three month period ended March 27, 2015, net revenue was flat compared to the first quarter of 2014. Asset-based fee revenue increased 20% ($3) reflecting an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets. Trade revenue decreased 15% ($4) primarily due to a decrease in the amount of client dollars invested and a decrease in margin earned on mutual funds.

Operating expenses (excluding variable compensation) increased 2% in the first quarter of 2015 compared to the first quarter of 2014. As a result, pre-variable income decreased 20% ($1) in the first quarter of 2015.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q, the Partnership continues to monitor several regulatory initiatives and proposed, potential or enacted legislation or rules (“Legislative and Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and enacted reforms to the regulation of money market mutual funds.

On April 20, 2015, the Department of Labor (“DOL”) published in the Federal Register its proposed rule on the definition of the term fiduciary and exemptions related thereto, which commenced a 75-day comment period. After the comment period, there will be a public hearing. At this time, the Partnership is reviewing the proposed rule and will comment as appropriate. The Partnership cannot predict at this time what, if any, impact the rule may have on its operating results.

These Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. However, the Partnership cannot presently predict when or if any proposed or potential Legislative and Regulatory Initiatives will be enacted or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 75% of its total revenue from sales and services related to mutual fund and annuity products for both the three month periods ended March 27, 2015 and March 28, 2014. In addition, the Partnership derived from one mutual fund company 20% of its total revenue for both the three month periods ended March 27, 2015 and March 28, 2014. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the Plan. On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan. The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future. Proceeds from the Interests issued on January 2, 2015 are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors. The issuance of Interests will reduce the Partnership’s net interest income and profitability in 2015.

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, at March 27, 2015 was $2,281, an increase of $308 from December 31, 2014, which includes proceeds from the Interests issued on January 2, 2015. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($22) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($296, $43 and $131, respectively), partially offset by the net increase in Partnership loans outstanding ($52) and redemption of limited partner, subordinated limited partner and general partner interests ($3, $7 and $122, respectively). During the three month periods ended March 27, 2015 and March 28, 2014, the Partnership retained 13.8% of income allocated to general partners.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements. In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months. The Partnership has restrictions in place which govern the withdrawal of capital. Under the terms of the Partnership Agreement, limited partners withdrawing from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner (as defined in the Partnership Agreement). The capital of general partners withdrawing from the Partnership is converted to subordinated limited Partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners are repaid their capital in six equal annual installments beginning

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that a majority of future general and subordinated limited Partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through Partnership loans. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. General partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and any earnings distributed to the general partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that Partnership loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

Many of the same banks that provide financing to limited partners also provide financing to the Partnership. To the extent any of these banks increase credit available to the partners, financing available to the Partnership itself may be reduced.

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

	As of March 27, 2015
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital

Total Partnership capital(1)	$925	$372	$1,234	$2,531

Partnership capital owned by partners with individual loans	$518	$4	$674	$1,196

Partnership capital owned by partners with individual loans as a percent of total Partnership capital	56.0%	1.1%	54.6%	47.3%

Partner loans	$154	$2	$248	$404

Partner loans as a percent of total Partnership capital	16.6%	0.5%	20.1%	16.0%
Partner loans as a percent of respective Partnership capital owned by partners with loans	29.7%	50.0%	36.8%	33.8%

(1)	Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit and Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 27, 2015	December 31, 2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	365

Total bank lines of credit	$765	$765

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit which has an expiration date of November 15, 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility and the uncommitted lines of credit as of March 27, 2015 and December 31, 2014. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 27, 2015 and December 31, 2014, respectively.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of March 27, 2015. For details on covenants related to lines of credit, see the discussion in Part 1, Item 1 – Financial Statements – Note 3 to this Quarterly Report.

Cash Activity

As of March 27, 2015, the Partnership had $800 in cash and cash equivalents and $750 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $1,550 of Partnership liquidity as of March 27, 2015, a 7% ($117) decrease from $1,667 at December 31, 2014. This decrease was primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,909 and $8,848 in cash and investments segregated under federal regulations as of March 27, 2015 and December 31, 2014, respectively, which was not available for general use.

PART I.    FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of the FINRA Rule 4110. Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions. The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements. Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the IIROC. Under the regulations prescribed by IIROC, the Partnership’s Canada broker-dealer is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	March 27, 2015	December 31, 2014	% Change
U.S.:
Net capital	$1,178	$999	18%
Net capital in excess of the minimum required	$1,126	$948	19%
Net capital as a percentage of aggregate debit items	45.6%	38.9%	17%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	31.0%	31.1%	0%

Canada:
Regulatory risk adjusted capital	$28	$31	-10%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$17	$27	-37%

Net capital and the related capital percentages may fluctuate on a daily basis.

EJTC was in compliance with its regulatory capital requirements as of March 27, 2015 and December 31, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Part I, Item 1 – Financial Statements – Note 9 to this Quarterly Report for a discussion of Recently Issued Accounting Standards.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I.    FINANCIAL INFORMATION

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Various levels of management within the Partnership manage the Partnership’s risk exposure. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Partnership monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. For further discussion of monitoring, see the Risk Management discussion in Part III, Item 10 – Directors, Executive Officers and Corporate Governance of the Partnership’s Annual Report.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.6 billion and $10.0 billion, respectively, for the three month period ended March 27, 2015. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $83. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $20. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 19 basis points (0.19%) in the first three months of 2015, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research, Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $25 for both the three month periods ended March 27, 2015 and March 28, 2014, or approximately $100 annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 27, 2015.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership’s Annual Report.

Mutual Fund Share Class Waivers. Edward Jones decided to conduct and is in the process of conducting a review of customer mutual fund purchases to determine whether certain of its customers were eligible for a waiver of sales charges which they did not receive. FINRA staff has requested that Edward Jones provide periodic updates on the progress of this review and, consistent with its practice, Edward Jones has and will continue to provide information to and cooperate with FINRA.

ITEM 1A.    RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report. The following risk factor supplements the risk factor in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in the Annual Report.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by self-regulatory organizations (“SROs”). The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations. The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

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

PART II.    OTHER INFORMATION

Item 1A. Risk Factors, continued

Department of Labor. In 2010, the DOL proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices. In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future. On April 20, 2015, the DOL published in the Federal Register its new proposed rule on the definition of the term fiduciary and exemptions related thereto, which commenced a 75-day comment period. After the comment period, there will be a public hearing. At this time, the Partnership is reviewing the proposed rule and will comment as appropriate. The Partnership cannot predict at this time what, if any, impact the rule may have on its operating results.

Health Care Reform. The Patient Protection and Affordable Care Act was signed into law in March 2010, amended and revised by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as “Affordable Care Act”). The Affordable Care Act requires employers to provide affordable coverage with minimum value to full-time employees or pay a financial penalty and pay other fees for providing coverage. The Affordable Care Act contains provisions that will be implemented over the next several years that expand employee eligibility for the Partnership’s medical plan and place certain requirements on plan design. The Partnership is not yet able to determine the full potential financial impact of the Affordable Care Act.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II.    OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibit Number	Description

3.1 *	Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 7, 2015.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Extension Definition

101.LAB *	XBRL Taxonomy Extension Label

101.PRE *	XBRL Taxonomy Extension Presentation

* Filed herewith.

PART II.    OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
May 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	May 6, 2015
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	May 6, 2015
Kevin D. Bastien	(Principal Financial and Accounting Officer)