Form 10-Q
period 2015-06-26
JONES FINANCIAL COMPANIES LLLP
filed 2015-08-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

As of July 31, 2015, 921,547 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in millions)	June 26, 2015	December 31, 2014

ASSETS:
Cash and cash equivalents	$1,040	$1,033
Cash and investments segregated under federal regulations	8,711	8,848
Securities purchased under agreements to resell	500	634
Receivable from:
Clients	2,960	2,789
Mutual funds, insurance companies and other	489	437
Brokers, dealers and clearing organizations	117	122
Securities owned, at fair value:
Investment securities	211	161
Inventory securities	98	69
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	552	549
Other assets	123	128

TOTAL ASSETS	$14,801	$14,770

LIABILITIES:
Payable to:
Clients	$11,197	$11,320
Brokers, dealers and clearing organizations	125	88
Accrued compensation and employee benefits	777	980
Accounts payable, accrued expenses and other	256	161
Long-term debt	2	3

	12,357	12,552

Contingencies (Note 6)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals:
Limited partners	923	632
Subordinated limited partners	370	335
General partners	1,019	1,006

Total	2,312	1,973
Reserve for anticipated withdrawals	132	245

Total partnership capital subject to mandatory redemption	2,444	2,218

TOTAL LIABILITIES	$14,801	$14,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Revenue:
Fee revenue
Asset-based	$864	$765	$1,684	$1,480
Account and activity	168	147	332	291

Total fee revenue	1,032	912	2,016	1,771
Trade revenue	614	616	1,240	1,226
Interest and dividends	38	32	74	63
Other revenue	15	18	23	22

Total revenue	1,699	1,578	3,353	3,082
Interest expense	18	14	37	28

Net revenue	1,681	1,564	3,316	3,054

Operating expenses:
Compensation and benefits	1,184	1,094	2,330	2,139
Occupancy and equipment	94	91	189	183
Communications and data processing	73	72	142	143
Advertising	15	18	34	37
Professional and consulting fees	19	15	34	28
Postage and shipping	13	12	26	25
Other operating expenses	61	68	125	119

Total operating expenses	1,459	1,370	2,880	2,674

Income before allocations to partners	222	194	436	380

Allocations to partners:
Limited partners	32	21	63	41
Subordinated limited partners	25	22	49	43
General partners	165	151	324	296

Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$34.83	$32.67	$68.37	$63.94

Weighted average $1,000 equivalent limited partnership units outstanding	923,026	637,894	924,484	638,552

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 26, 2015	June 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	436	380
Depreciation and amortization	40	40

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	137	377
Securities purchased under agreements to resell	134	443
Net payable to clients	(294)	(724)
Net receivable from brokers, dealers and clearing organizations	42	62
Receivable from mutual funds, insurance companies and other	(52)	(58)
Securities owned	(79)	(24)
Other assets	5	10
Accrued compensation and employee benefits	(203)	(147)
Accounts payable, accrued expenses and other	94	97

Net cash provided by operating activities	260	456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(42)	(48)

Net cash used in investing activities	(42)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	—
Repayment of subordinated liabilities	—	(50)
Issuance of partnership interests (net of partnership loans)	351	54
Redemption of partnership interests	(140)	(107)
Distributions from partnership capital (net of partnership loans)	(421)	(369)

Net cash used in financing activities	(211)	(472)

Net increase (decrease) in cash and cash equivalents	7	(64)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,033	600

End of period	$1,040	$536

Cash paid for interest	$37	$28

Cash paid for taxes	$9	$6

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$119	$84

Repayment of partnership loans through distributions from partnership capital in current period	$83	$83

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included for the three and six month periods ended May 31, 2015 and 2014 in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). The results of operations for the three and six month periods ended June 26, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended June 26, 2015 and December 31, 2014. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of
	June 26, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,207	$—	$—	$2,207
Certificates of deposit	—	250	—	250

Total investments segregated under federal regulations	$2,207	$250	$—	$2,457

Securities owned:
Investment securities:
Mutual funds	$187	$—	$—	$187
Government and agency obligations	19	—	—	19
Equities	4	—	—	4
Corporate bonds and notes	—	1	—	1

Total investment securities	$210	$1	$—	$211

Inventory securities:
State and municipal obligations	$—	$59	$—	$59
Equities	28	—	—	28
Mutual funds	6	—	—	6
Corporate bonds and notes	—	3	—	3
Certificates of deposit	—	2	—	2

Total inventory securities	$34	$64	$—	$98

	Financial Liabilities at Fair Value as of
	June 26, 2015
	Level I	Level II	Level III	Total
Securities sold, not yet purchased(1):
Mutual funds	$6	$—	$—	$6
Corporate bonds and notes	—	1	—	1
Other	—	1	—	1

Total securities sold, not yet purchased	$6	$2	$—	$8

(1)	Securities sold, not yet repurchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2014
	Level I	Level II	Level III	Total
Cash equivalents:
Certificate of deposit	$—	$100	$—	$100

Investments segregated under federal regulations:
U.S. treasuries	$1,109	$—	$—	$1,109
Certificates of deposit	—	225	—	225

Total investments segregated under federal regulations	$1,109	$225	$—	$1,334

Securities owned:
Investment securities:
Mutual funds	$136	$—	$—	$136
Government and agency obligations	19	—	—	19
Equities	5	—	—	5
Corporate bonds and notes	—	1	—	1

Total investment securities	$160	$1	$—	$161

Inventory securities:
State and municipal obligations	$—	$40	$—	$40
Equities	17	—	—	17
Mutual funds	5	—	—	5
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	2	—	2
Other	1	1	—	2

Total inventory securities	$23	$46	$—	$69

	Financial Liabilities at Fair Value as of
	December 31, 2014
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Equities	$2	$—	$—	$2
Corporate bonds and notes	—	1	—	1

Total securities sold, not yet purchased	$2	$1	$—	$3

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the use of U.S. Treasury securities futures contracts. The amount of open futures contracts fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $7 and $8 at June 26, 2015 and December 31, 2014, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements. The related mark-to-market adjustment was recognized in the Consolidated Statements of Financial Condition and included as an unrealized gain of $0.052 in receivables from mutual funds, insurance companies and other as of June 26, 2015, and an unrealized loss of $0.018 in accounts payable, accrued expenses and other as of December 31, 2014. The total gains or losses related to these futures contracts, recorded within the Consolidated Statements of Income, were gains of $0.435 and $0.162 for the three and six month periods ended June 26, 2015, respectively, and losses of $0.180 and $0.503 for the three and six month periods ended June 27, 2014, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 26, 2015	December 31, 2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	365

Total lines of credit	$765	$765

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”) with an expiration date of November 15, 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of one-month LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital. As of June 26, 2015, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of June 26, 2015 and December 31, 2014. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 26, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners who require financing for some or all of their Partnership capital contributions except for members of the Executive Committee (as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)). In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through Partnership loans. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans financed through the Partnership is reflected as a reduction to total Partnership capital. As of June 26, 2015 and December 31, 2014, the outstanding amount of Partnership loans financed through the Partnership was $234 and $198, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $2 and $4 for the three and six month periods ended June 26, 2015, respectively, and $2 and $4 for the three and six month periods ended June 27, 2014, respectively.

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 26, 2015	June 27, 2014
Partnership loans outstanding at beginning of period	$198	$215
Partnership loans issued during the period	119	84
Repayment of Partnership loans during the period	(83)	(83)

Total Partnership loans outstanding	$234	$216

The minimum 7.5% annual return on the face amount of limited partnership capital was $18 and $35 for the three and six month periods ended June 26, 2015, respectively, and $12 and $24 for the three and six month periods ended June 27, 2014, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	June 26, 2015	December 31, 2014
U.S.:
Net capital	$1,158	$999
Net capital in excess of the minimum required	$1,103	$948
Net capital as a percentage of aggregate debit items	42.2%	38.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	27.8%	31.1%

Canada:
Regulatory risk adjusted capital	$22	$31
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$17	$27

Net capital and the related capital percentages may fluctuate on a daily basis.

EJTC was in compliance with its regulatory capital requirements as of June 26, 2015 and December 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at June 26, 2015 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $2 to $17. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at June 26, 2015 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue:
U.S.	$1,634	$1,513	$3,217	$2,951
Canada	47	51	99	103

Total net revenue	$1,681	$1,564	$3,316	$3,054

Pre-variable income:
U.S.	$442	$387	$857	$746
Canada	—	2	4	7

Total pre-variable income	442	389	861	753

Variable compensation:
U.S.	215	189	416	362
Canada	5	6	9	11

Total variable compensation	220	195	425	373

Income (loss) before allocations to partners:
U.S.	227	198	441	384
Canada	(5)	(4)	(5)	(4)

Total income before allocations to partners	$222	$194	$436	$380

The Partnership derived from one mutual fund company 20% of its total revenue for both the three month and six month periods ended June 26, 2015 and June 27, 2014, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of recognized assets	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amounts presented in the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
				Financial instruments	Securities collateral(1)	Net amount
Jun 26, 2015	$500	—	500	—	(500)	$—
Dec 31, 2014	$634	—	634	—	(634)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and six month periods ended June 26, 2015 and June 27, 2014. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended			Six Months Ended
	June 26, 2015	June 27, 2014	% Change	June 26, 2015	June 27, 2014	% Change
Revenue:
Fee revenue:
Asset-based	$864	$765	13%	$1,684	$1,480	14%
Account and activity	168	147	14%	332	291	14%

Total fee revenue	1,032	912	13%	2,016	1,771	14%

% of net revenue	61%	58%		61%	58%
Trade revenue:
Commissions	538	544	-1%	1,099	1,077	2%
Investment banking	39	39	0%	76	75	1%
Principal transactions	37	33	12%	65	74	-12%

Total trade revenue	614	616	0%	1,240	1,226	1%

% of net revenue	37%	39%		37%	40%
Net interest and dividends	20	18	11%	37	35	6%
Other revenue	15	18	-17%	23	22	5%

Net revenue	1,681	1,564	7%	3,316	3,054	9%
Operating expenses	1,459	1,370	6%	2,880	2,674	8%

Income before allocations to partners	$222	$194	14%	$436	$380	15%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$28.8	$28.1	2%	$58.4	$55.6	5%
Advisory programs ($ billions)	$4.0	$5.3	-25%	$7.5	$10.7	-30%
Client households at period end	4.81	4.68	3%	4.81	4.68	3%
Net new assets for the period ($ billions)(2)	$12.1	$11.6	4%	$26.5	$24.6	8%
Client assets under care:
Total:
At period end ($ billions)	$897.0	$846.3	6%	$897.0	$846.3	6%
Average ($ billions)	$895.5	$824.2	9%	$885.3	$809.0	9%
Advisory programs:
At period end ($ billions)	$145.5	$130.2	12%	$145.5	$130.2	12%
Average ($ billions)	$144.7	$125.6	15%	$142.2	$121.8	17%
Financial advisors (actual):
At period end	14,360	13,534	6%	14,360	13,534	6%
Average	14,283	13,450	6%	14,166	13,337	6%
Attrition %	9.4%	8.9%	n/a	9.7%	8.5%	n/a
Dow Jones Industrial Average (actual):
At period end	17,947	16,852	6%	17,947	16,852	6%
Average for period	18,010	16,600	8%	17,913	16,390	9%
S&P 500 Index (actual):
At period end	2,102	1,961	7%	2,102	1,961	7%
Average for period	2,102	1,899	11%	2,083	1,867	12%

(1)	Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions resulting in commissions, principal transactions and investment banking revenues. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.
(2)	Net new assets represent cash and securities inflows and outflows from new and existing clients. In the fourth quarter of 2014, net new assets was revised to exclude mutual fund capital gain distributions received by U.S. clients. The previously reported amounts for the second quarter and first six months of 2014 were updated to conform to the current definition.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2015 versus 2014 Overview

The Partnership experienced strong results during the second quarter of 2015 compared to 2014, including record income before allocations to partners and record client assets under care. Results benefitted from net new assets and rising market conditions, including increases of 11% in the average S&P 500 Index and 8% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the second quarter of 2015 and financial advisors attracted $12.1 billion in net new assets. Average client assets under care grew 9% to $895.5 billion, which included a 15% increase in the advisory programs’ average assets under care to $144.7 billion. The inflow of client dollars into advisory programs was $4.0 billion for the second quarter of 2015 compared to $5.3 billion in the prior year as the programs have matured. In addition, client dollars invested related to trade revenue were up 2% to $28.8 billion.

Net revenue increased 7% to $1,681 for the second quarter of 2015 compared to 2014. This increase was led by a 13% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets.

Operating expenses increased 6% for the second quarter of 2015 compared to 2014, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $222, a 14% increase over the second quarter of 2014.

Year to Date 2015 versus 2014 Overview

The Partnership experienced strong results during the first half of 2015 compared to 2014, including record income before allocations to partners and record client assets under care. Results benefitted from net new assets and rising market conditions, including increases of 12% in the average S&P 500 Index and 9% in the average Dow Jones Industrial Average.

The Partnership’s key performance measures were strong during the first half of 2015 and financial advisors attracted $26.5 billion in net new assets. Average client assets under care grew 9% to $885.3 billion, which included a 17% increase in the advisory programs’ average assets under care to $142.2 billion. The inflow of client dollars into advisory programs was $7.5 billion for the first half of 2015 compared to $10.7 billion in the prior year as the programs have matured. In addition, client dollars invested related to trade revenue were up 5% to $58.4 billion.

Net revenue increased 9% to $3,316 for the first half of 2015 compared to 2014. This increase was led by a 14% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and the overall rise in equity markets.

Operating expenses increased 8% for the first half of 2015 compared to 2014, primarily due to increased compensation expense driven by higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $436, a 15% increase over the first half of 2014.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 26, 2015 AND JUNE 27, 2014

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 13% to $1,032 and 14% to $2,016 in the second quarter and first six months of 2015 compared to the same periods in 2014. The increase in fee revenue for the second quarter and first six months of 2015 was primarily due to higher asset values and continued client investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2015	2014	% Change	2015	2014	% Change
Asset-based fee revenue:
Advisory programs fees	$493	$425	16%	$960	$820	17%
Service fees	309	279	11%	604	544	11%
Revenue sharing	49	49	0%	96	94	2%
Trust fees	10	10	0%	20	19	5%
Cash solutions	3	2	50%	4	3	33%

Total asset-based fee revenue	$864	$765	13%	$1,684	$1,480	14%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$403.0	$359.4	12%	$394.1	$353.3	12%
Advisory programs	143.2	124.8	15%	140.8	121.1	16%
Insurance	74.6	69.9	7%	73.9	69.1	7%
Cash solutions	20.0	20.0	0%	20.1	20.1	0%

Total client asset values	$640.8	$574.1	12%	$628.9	$563.6	12%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

For the three months ended June 26, 2015, asset-based fee revenue increased 13% to $864 compared to the three months ended June 27, 2014. The increase was due to greater advisory programs fees and service fees. The growth in advisory programs and service fees revenue was primarily due to continued investment of client assets and increases in the market value of the underlying assets. Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership. The inflow of client dollars into advisory programs was $4.0 billion for the second quarter of 2015 compared to $5.3 billion in the prior year as the programs have matured.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 26, 2015, asset-based fee revenue increased 14% to $1,684 compared to the six months ended June 27, 2014. The increase was primarily due to greater advisory programs fees and service fees. The growth in advisory programs and service fees revenue was primarily due to continued investment of client assets and increases in the market value of the underlying assets. Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership. The inflow of client dollars into advisory programs was $7.5 billion for the first half of 2015 compared to $10.7 billion in the prior year as the programs have matured.

Advisory programs fees include investment advisory fees earned by Olive Street Investment Advisers, L.L.C. (“OLV”) which are paid by the Bridge Builder Trust (the “Trust”). OLV has contractually agreed to waive these fees to the extent such fees exceed the investment advisory fees OLV is required to pay the sub-advisors to the funds in the Trust, which are recognized in professional and consulting fees expense. Thus, while the Partnership anticipates the investment advisory fees earned by OLV to increase as a result of expansion of the Trust, there will be no impact on net income. In 2015, the Trust added six mutual funds to its series. Additionally, in the second quarter of 2015 the Trust filed registration statements with the SEC to register two additional mutual funds, which are not yet effective.

Account and Activity

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2015	2014	% Change	2015	2014	% Change
Account and activity fee revenue:
Shareholder accounting services fees	$106	$95	12%	$208	$187	11%
Retirement account fees	32	29	10%	63	59	7%
Insurance contract services fees	9	—	—	18	—	—
Other account and activity fees	21	23	-9%	43	45	-4%

Total account and activity fee revenue	$168	$147	14%	$332	$291	14%

Related metrics:
Average client:
Shareholder accounting holdings serviced	24.0	21.6	11%	23.7	21.3	11%
Retirement accounts	5.1	4.5	13%	5.0	4.5	11%

For the three months ended June 26, 2015, account and activity fee revenue increased 14% to $168 compared to the three months ended June 27, 2014. Revenue growth was led by shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced. Insurance contract services fees are fees earned for administrative support under contracts with certain insurance companies that were primarily entered into in the latter portion of 2014.

For the six months ended June 26, 2015, account and activity fee revenue increased 14% to $332 compared to the six months ended June 27, 2014. Revenue growth was led by shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced and insurance contract services fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, decreased $2 to $614 in the second quarter of 2015 and increased $14 to $1,240 in the first six months of 2015 compared to the same periods in 2014. The slight decrease in trade revenue for the second quarter of 2015 was primarily due to a decrease in the margin earned, mostly offset by increased client dollars invested. The increase in trade revenue for the first six months of 2015 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2015	2014	% Change	2015	2014	% Change
Trade revenue:
Commissions revenue:
Mutual funds	$300	$291	3%	$597	$584	2%
Equities	147	157	-6%	329	310	6%
Insurance	91	96	-5%	173	183	-5%

Total commissions revenue	$538	$544	-1%	$1,099	$1,077	2%
Investment banking	39	39	0%	76	75	1%
Principal transactions	37	33	12%	65	74	-12%

Total trade revenue	$614	$616	0%	$1,240	$1,226	1%

Related commissions revenue metrics:
Client dollars invested ($ billions)	$23.1	$22.9	1%	$47.7	$45.2	6%
Margin per $1,000 invested (actual)	$23.3	$23.8	-2%	$23.0	$23.8	-3%
U.S. business days	63	63	0%	122	123	-1%

Commissions

For the three months ended June 26, 2015, commissions revenue decreased 1% to $538 compared to the three months ended June 27, 2014. The decrease was primarily due to a 2% decrease in the margin earned per $1,000 invested, primarily reflecting an increase in the average trade size of mutual fund transactions. As the average trade size of mutual fund transactions increases, the margin earned on these transactions decreases, resulting in lower commissions earned. Commissions revenue was positively impacted by an increase in client dollars invested in commission generating transactions.

For the six months ended June 26, 2015, commissions revenue increased 2% to $1,099 compared to the six months ended June 27, 2014. The increase was primarily due to a 6% increase in client dollars invested in commission generating transactions, most notably in equities due to strong equity market performance in the first quarter of 2015. This increase was partially offset by a 3% decrease in the margin earned per $1,000 invested, primarily related to mutual fund transactions as discussed above.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

For the three months ended June 26, 2015, investment banking revenue was flat at $39 compared to the three months ended June 27, 2014. For the six months ended June 26, 2015, investment banking revenue increased 1% to $76 compared to the six months ended June 27, 2014. Both the three month and six month results reflect increased client dollars invested, primarily due to improved market conditions which have led to increased investment in equity unit investment trusts. These increases were mostly offset by a decrease in the margin earned per $1,000 invested.

Principal Transactions

For the three months ended June 26, 2015, principal transactions revenue increased 12% to $37 compared to the three months ended June 27, 2014. Principal transactions revenue was positively impacted by an increase in client dollars invested primarily due to relatively higher interest rates during the current quarter compared to the second quarter of 2014.

For the six months ended June 26, 2015, principal transactions revenue decreased 12% to $65 compared to the six months ended June 27, 2014. Principal transactions revenue was negatively impacted by a 12% decrease in the margin earned per $1,000 invested. Client investment purchases continued to shift towards products with shorter maturities, which have lower margins, due to the sustained low interest rate environment.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2015	2014	% Change	2015	2014	% Change
Net interest and dividends revenue:
Client loan interest	$31	$26	19%	$59	$51	16%
Short-term investing interest	5	4	25%	9	7	29%
Other interest and dividends	2	2	0%	6	5	20%
Limited partnership interest expense	(18)	(12)	50%	(35)	(24)	46%
Other interest expense	—	(2)	-100%	(2)	(4)	-50%

Total net interest and dividends revenue	$20	$18	11%	$37	$35	6%

Related metrics:
Average aggregate client loan balance	$2,685.8	$2,254.8	19%	$2,646.4	$2,205.5	20%
Average rate earned	4.61%	4.71%	-2%	4.59%	4.75%	-3%

Average funds invested	$9,840.7	$9,188.2	7%	$9,897.7	$9,335.3	6%
Average rate earned	0.20%	0.15%	33%	0.20%	0.15%	33%

Weighted average $1,000 equivalent limited partnership units outstanding	923,026	637,894	45%	924,484	638,552	45%

For the three months ended June 26, 2015, net interest and dividends revenue increased 11% to $20 compared to the three month period ended June 27, 2014. Results reflected a 19% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, partially offset by a decrease in the average rate earned. This increase was partially offset by an increase in limited partnership interest expense due to the issuance of $292 in Interests in connection with the Plan in January 2015.

For the six month period ended June 26, 2015, net interest and dividends revenue increased 6% to $37 compared to the six month period ended June 27, 2014. Results reflected a 16% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, partially offset by a decrease in the average rate earned. This increase was offset by an increase in limited partnership interest expense due to the issuance of $292 in Interests in connection with the Plan in January 2015.

Other Revenue

Other revenue decreased 17% to $15 in the second quarter of 2015 and increased 5% to $23 in the first six months of 2015, compared to the corresponding periods in 2014. These results were primarily attributable to fluctuations in the value of the investments held related to the Partnership’s nonqualified deferred compensation plan during the current periods compared to prior year. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2015	2014	% Change	2015	2014	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$675	$628	7%	$1,340	$1,234	9%
Home office and branch	289	271	7%	565	532	6%
Variable compensation	220	195	13%	425	373	14%

Total compensation and benefits	1,184	1,094	8%	2,330	2,139	9%

Occupancy and equipment	94	91	3%	189	183	3%
Communications and data processing	73	72	1%	142	143	-1%
Advertising	15	18	-17%	34	37	-8%
Professional and consulting fees	19	15	27%	34	28	21%
Postage and shipping	13	12	8%	26	25	4%
Other operating expenses	61	68	-10%	125	119	5%

Total operating expenses	$1,459	$1,370	6%	$2,880	$2,674	8%

Related metrics (actual):
Number of branches:
At period end	12,254	11,798	4%	12,254	11,798	4%
Average	12,193	11,757	4%	12,137	11,714	4%
Financial advisors:
At period end	14,360	13,534	6%	14,360	13,534	6%
Average	14,283	13,450	6%	14,166	13,337	6%
Branch office administrators(1):
At period end	14,270	13,735	4%	14,270	13,735	4%
Average	14,197	13,674	4%	14,078	13,537	4%
Home office associates(1):
At period end	5,894	5,662	4%	5,894	5,662	4%
Average	5,761	5,525	4%	5,718	5,505	4%
Home office associates(1) per 100 financial advisors (average)	40.3	41.1	-2%	40.4	41.3	-2%
Branch office administrators(1) per 100 financial advisors (average)	99.4	101.7	-2%	99.4	101.5	-2%
Average operating expenses per financial advisor(2)	$39,488	$40,669	-3%	$78,710	$80,003	-2%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation and variable compensation. In 2015, payroll taxes were combined with compensation and benefits and financial advisor salary and subsidy was combined with financial advisor compensation. The 2014 operating expense amount used in the calculation was recast to conform to the new presentation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended June 26, 2015, operating expenses increased 6% to $1,459 compared to the three month period ended June 27, 2014, primarily due to an 8% increase in compensation and benefits. The remaining operating expenses remained flat during the second quarter of 2015.

Financial advisor compensation increased 7% ($47) in the second quarter of 2015 primarily due to an increase in asset-based fee revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and the Partnership’s compensation initiatives.

Home office and branch compensation and benefits expense increased 7% ($18) in the second quarter of 2015 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4%.

Variable compensation expands and contracts in relation to the Partnership’s related profit margin. As the Partnership’s financial results and profit margin increase, a significant portion is allocated to variable compensation and paid to associates in the form of increased bonuses and profit sharing. As a result, variable compensation increased 13% ($25) in the second quarter of 2015 to $220.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the second quarter of 2015, the average number of both the home office associates per 100 financial advisors and the number of BOAs per 100 financial advisors decreased 2%. These ratios reflected the Partnership’s longer-term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor decreased 3% primarily due to the growth in the number of financial advisors.

For the six month period ended June 26, 2015, operating expenses increased 8% to $2,880 compared to the six month period ended June 27, 2014, primarily due to a 9% increase in compensation and benefits. The remaining operating expenses increased 3% ($15).

Financial advisor compensation increased 9% ($106) in the first half of 2015 primarily due to an increase in asset-based fee revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and the Partnership’s compensation initiatives.

Home office and branch compensation and benefits expense increased 6% ($33) in the first half of 2015 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and BOAs increased 4%. Variable compensation increased 14% ($52) in the first half of 2015 to $425, reflecting strong financial results and profit margin.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In the first half of 2015, the average number of both the home office associates per 100 financial advisors and the number of BOAs per 100 financial advisors decreased 2%. These ratios reflected the Partnership’s longer-term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor decreased 2% primarily due to the growth in the number of financial advisors.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 26, 2015	June 27, 2014	% Change	June 26, 2015	June 27, 2014	% Change
Net revenue:
U.S.	$1,634	$1,513	8%	$3,217	$2,951	9%
Canada	47	51	-8%	99	103	-4%

Total net revenue	1,681	1,564	7%	3,316	3,054	9%

Operating expenses (excluding variable compensation):
U.S.	1,192	1,126	6%	2,360	2,205	7%
Canada	47	49	-4%	95	96	-1%

Total operating expenses	1,239	1,175	5%	2,455	2,301	7%

Pre-variable income:
U.S.	442	387	14%	857	746	15%
Canada	—	2	-100%	4	7	-43%

Total pre-variable income	442	389	14%	861	753	14%

Variable compensation:
U.S.	215	189	14%	416	362	15%
Canada	5	6	-17%	9	11	-18%

Total variable compensation	220	195	13%	425	373	14%

Income (loss) before allocations to partners:
U.S.	227	198	15%	441	384	15%
Canada	(5)	(4)	-25%	(5)	(4)	-25%

Total income before allocations to partners	$222	$194	14%	$436	$380	15%

Client assets under care ($ billions):
U.S.
At period end	$878.1	$826.2	6%	$878.1	$826.2	6%
Average	$876.4	$804.9	9%	$866.3	$790.2	10%
Canada
At period end	$18.9	$20.1	-6%	$18.9	$20.1	-6%
Average	$19.1	$19.3	-1%	$19.0	$18.8	1%

Net new assets for the period ($ billions):
U.S.	$11.8	$11.3	4%	$25.7	$23.8	8%
Canada	$0.3	$0.3	0%	$0.8	$0.8	0%

Financial advisors (actual):
U.S.
At period end	13,658	12,836	6%	13,658	12,836	6%
Average	13,578	12,754	6%	13,458	12,646	6%
Canada
At period end	702	698	1%	702	698	1%
Average	705	696	1%	708	691	2%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended June 26, 2015, net revenue increased 8% compared to the three month period ended June 27, 2014. Revenue growth reflected a 13% ($96) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 16% ($66) and service fees revenue of 11% ($29). Fee revenue growth reflected an increase in client assets under care resulting from continued investment of client dollars as well as market increases.

Operating expenses (excluding variable compensation) increased 6% in the second quarter of 2015 primarily due to increases in financial advisor compensation and benefits. Higher financial advisor compensation was due to increases in revenue on which financial advisor commissions are paid. Compensation and benefits expense also increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

For the six month period ended June 26, 2015, net revenue increased 9% compared to the six month period ended June 27, 2014. Revenue growth reflected a 14% ($198) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 17% ($136) and service fees revenue of 11% ($58). Fee revenue growth reflected an increase in client assets under care resulting from continued investment of client dollars as well as market increases. In addition, trade revenue increased 2% ($26) primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned on client dollars invested.

Operating expenses (excluding variable compensation) increased 7% in the first half of 2015 primarily due to increases in financial advisor compensation and benefits. Higher financial advisor compensation was due to increases in revenue on which financial advisor commissions are paid. Compensation and benefits expense also increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

Canada

For the three month period ended June 26, 2015, net revenue decreased 8% compared to the second quarter of 2014. Trade revenue decreased 27% ($8) primarily due to decreases in the amount of client dollars invested and margin earned on mutual funds. This decrease was partially offset by an increase in asset-based fee revenue of 14% ($3). Growth in asset-based fees reflected an increase in client assets under care in advisory programs due to increased investment of client dollars and market increases.

Operating expenses (excluding variable compensation) decreased 4% in the second quarter of 2015 primarily due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid.

For the six month period ended June 26, 2015, net revenue decreased 4% compared to the first half of 2014. Trade revenue decreased 22% ($12) primarily due to decreases in the amount of client dollars invested and in margin earned on mutual funds. This decrease was partially offset by an increase in asset-based fee revenue of 17% ($6). Growth in asset-based fees reflected an increase in client assets under care in advisory programs due to increased investment of client dollars and market increases.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) decreased 1% in the first half of 2015 primarily due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q and in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 27, 2015, the Partnership continues to monitor several regulatory initiatives and proposed, potential or enacted legislation or rules (“Legislative and Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and enacted reforms to the regulation of money market mutual funds.

On April 20, 2015, the Department of Labor (“DOL”) published in the Federal Register its proposed rule on the definition of the term fiduciary and exemptions related thereto, which commenced a 75-day comment period. Subsequently, the DOL extended the comment period by 15 days. After the comment period, there will be a public hearing. At this time, the Partnership is continuing to review the proposed rule and has submitted a comment letter to the DOL. The Partnership cannot predict at this time the extent of adverse impact the rule may have on its operating results if it is enacted as proposed.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 77% and 76% of its total revenue from sales and services related to mutual fund and annuity products for the three and six month periods ended June 26, 2015, respectively, and 76% for both the three and six month periods ended June 27, 2014. In addition, the Partnership derived from one mutual fund company 20% of its total revenue for both the three month and six month periods ended June 26, 2015 and June 27, 2014, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, at June 26, 2015 was $2,312, an increase of $339 from December 31, 2014, which includes proceeds from the Interests issued on January 2, 2015. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($45) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($296, $43 and $131, respectively), partially offset by the net increase in Partnership loans outstanding ($36) and redemption of limited partner, subordinated limited partner and general partner interests ($5, $7 and $128, respectively). During the six month periods ended June 26, 2015 and June 27, 2014, the Partnership retained 13.8% of income allocated to general partners.

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

Partners may also choose to have individual banking arrangements for their Partnership capital contributions. Any bank financing of capital contributions is in the form of unsecured bank loan agreements and are between the individual and the bank. The Partnership does not guarantee these bank loans, nor can the partner pledge his or her Partnership interest as collateral for the bank loan. The Partnership performs certain administrative functions in connection with its limited partners who have elected to finance a portion of their Partnership capital contributions through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all limited partner capital contributions financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the liquidation of that individual’s capital account to the repayment of his or her bank loan prior to any funds being released to the partner. In addition, the partner is required to apply Partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity. In addition, partners who finance all or a portion of their capital contributions with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

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

	As of June 26, 2015
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$923	$372	$1,251	$2,546

Partnership capital owned by partners with individual loans	$503	$4	$671	$1,178

Partnership capital owned by partners with individual loans as a percent of total Partnership capital	54.5%	1.1%	53.6%	46.3%

Partner loans	$143	$2	$232	$377

Partner loans as a percent of total Partnership capital	15.5%	0.5%	18.5%	14.8%
Partner loans as a percent of respective Partnership capital owned by partners with loans	28.4%	50.0%	34.6%	32.0%

(1)	Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit and Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 26, 2015	December 31, 2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	365

Total bank lines of credit	$765	$765

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of June 26, 2015 and December 31, 2014. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 26, 2015 and December 31, 2014, respectively.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of June 26, 2015. For details on covenants related to lines of credit, see the discussion in Part I, Item 1 – Financial Statements – Note 3 to this Quarterly Report.

Cash Activity

As of June 26, 2015, the Partnership had $1,040 in cash and cash equivalents and $500 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $1,540 of Partnership liquidity as of June 26, 2015, an 8% ($127) decrease from $1,667 at December 31, 2014. This decrease was primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,711 and $8,848 in cash and investments segregated under federal regulations as of June 26, 2015 and December 31, 2014, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	June 26, 2015	December 31, 2014	% Change
U.S.:
Net capital	$1,158	$999	16%
Net capital in excess of the minimum required	$1,103	$948	16%
Net capital as a percentage of aggregate debit items	42.2%	38.9%	8%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	27.8%	31.1%	-11%

Canada:
Regulatory risk adjusted capital	$22	$31	-29%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$17	$27	-37%

Net capital and the related capital percentages may fluctuate on a daily basis.

EJTC was in compliance with its regulatory capital requirements as of June 26, 2015 and December 31, 2014.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership’s Quarterly Reports on Forms 10-Q for the periods ended March 27, 2015 and June 26, 2015. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.6 billion and $9.9 billion, respectively, for the six month period ended June 26, 2015. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $82. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $19. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 20 basis points (0.20%) in the first six months of 2015, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research, Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by $50 for both the six month periods ended June 26, 2015 and June 27, 2014, or approximately $100 annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 26, 2015.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership’s Annual Report and the discussion in Part II, Item 1 – Legal Proceedings in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 27, 2015.

Tribune. In August 2011, retirees of Times Mirror/Tribune Company filed suit in the U.S. District Court for the Southern District of New York (“SDNY”) against numerous brokerage firms and banks, including Edward Jones, claiming that a fraudulent transfer occurred during the 2007 Times Mirror/Tribune Company merger (In Re: Tribune Company Fraudulent Conveyance Litigation, Marc S. Kirschner, as Litigation Trustee for the Tribune Litigation Trust v. FitzSimons, et al.). Plaintiffs allege that payments made to Tribune Company shareholders, of which Edward Jones’ customers received approximately $6.5 million, constituted fraudulent transfers. The case has been consolidated in the U.S. District Court for the SDNY along with a number of similar later filed cases also naming Edward Jones as a defendant, including Deutsche Bank Trust Company Americas v. Ametek, Inc., and Niese v. Alliance Bernstein L.P., as part of the multi-district litigation process. On June 1, 2015, the U.S. District Court for the SDNY entered an Order dismissing Edward Jones without prejudice from the lawsuit captioned In Re: Tribune Company Fraudulent Conveyance Litigation, Marc S. Kirschner, as Litigation Trustee for the Tribune Litigation Trust v. FitzSimons, et al. Two of the other related lawsuits, Deutsche Bank Trust Company Americas v. Ametek, Inc., and Niese v. Alliance Bernstein L.P., were dismissed by the District Court for the SDNY in 2013 and the dismissal was appealed to the U.S. Court of Appeals for the Second Circuit. No decision has been issued by the U.S. Court of Appeals for the Second Circuit.

Mutual Fund Share Class Waivers. On May 5, 2015, the Enforcement Department of FINRA advised Edward Jones that it was investigating whether any violations of the federal securities laws or FINRA, National Association of Securities Dealers (“NASD”), New York Stock Exchange (“NYSE”), or Municipal Securities Rulemaking Board (“MSRB”) rules have occurred. Prior to being advised of the investigation, Edward Jones was engaged in a review of customer mutual fund purchases to determine whether certain of its customers were eligible for a waiver of sales charges which they did not receive. On June 12, 2015, the Division of Enforcement of the SEC informed Edward Jones that it also had commenced an investigation to determine if violations of the federal securities laws have occurred related to customer mutual fund purchases and sales charge waivers. These reviews by FINRA and the SEC are ongoing. Consistent with its practice, Edward Jones has and will continue to provide information to and cooperate with FINRA and the SEC.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors of the Partnership’s Quarterly Report on Form 10-Q for the period ended March 27, 2015. The following risk factor supplements the risk factor in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by the risk factor in Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 27, 2015.

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

Department of Labor. In 2010, the DOL proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices. In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future. On April 20, 2015, the DOL published in the Federal Register its new proposed rule on the definition of the term fiduciary and exemptions related thereto, which commenced a 75-day comment period. Subsequently, the DOL extended the comment period by 15 days. After the comment period, there will be a public hearing. At this time, the Partnership is continuing to review the proposed rule and has submitted a comment letter to the DOL. The Partnership cannot predict at this time the extent of adverse impact the rule may have on its operating results if it is enacted as proposed.

PART II. OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1 *	Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 12, 2015.

3.2 *	Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 24, 2015.

3.3 *	Fifth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 27, 2015.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation

101.DEF *	XBRL Extension Definition

101.LAB *	XBRL Taxonomy Extension Label

101.PRE *	XBRL Taxonomy Extension Presentation

*	Filed herewith.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 7, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle James D. Weddle	Managing Partner (Principal Executive Officer)	August 7, 2015

/s/ Kevin D. Bastien Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2015