Form 10-Q
period 2015-09-25
JONES FINANCIAL COMPANIES LLLP
filed 2015-11-06
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

As of October 30, 2015, 918,390 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital. There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 25,	December 31,
(Dollars in millions)	2015	2014
ASSETS:
Cash and cash equivalents	$962	$1,033
Cash and investments segregated under federal regulations	8,949	8,848
Securities purchased under agreements to resell	793	634
Receivable from:
Clients	3,027	2,789
Mutual funds, insurance companies and other	471	437
Brokers, dealers and clearing organizations	140	122
Securities owned, at fair value:
Investment securities	188	161
Inventory securities	67	69
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	559	549
Other assets	107	128

TOTAL ASSETS	$15,263	$14,770

LIABILITIES:
Payable to:
Clients	$11,446	$11,320
Brokers, dealers and clearing organizations	103	88
Accrued compensation and employee benefits	996	980
Accounts payable, accrued expenses and other	219	161
Long-term debt	2	3

	12,766	12,552

Contingencies (Note 6)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals:
Limited partners	919	632
Subordinated limited partners	368	335
General partners	1,047	1,006

Total	2,334	1,973
Reserve for anticipated withdrawals	163	245

Total partnership capital subject to mandatory redemption	2,497	2,218

TOTAL LIABILITIES	$15,263	$14,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	Sept 25,	Sept 26,	Sept 25,	Sept 26,
	2015	2014	2015	2014
Revenue:
Fee revenue
Asset-based	$856	$797	$2,540	$2,277
Account and activity	179	156	511	447

Total fee revenue	1,035	953	3,051	2,724
Trade revenue	598	606	1,838	1,832
Interest and dividends	40	34	114	97
Other revenue (loss), net	(9)	3	14	25

Total revenue	1,664	1,596	5,017	4,678
Interest expense	19	13	56	41

Net revenue	1,645	1,583	4,961	4,637

Operating expenses:
Compensation and benefits	1,146	1,125	3,476	3,264
Occupancy and equipment	97	91	286	274
Communications and data processing	71	73	213	216
Advertising	16	13	50	50
Professional and consulting fees	26	16	60	44
Postage and shipping	13	13	39	38
Other operating expenses	68	57	193	176

Total operating expenses	1,437	1,388	4,317	4,062

Income before allocations to partners	208	195	644	575
Allocations to partners:
Limited partners	30	20	93	61
Subordinated limited partners	23	23	72	66
General partners	155	152	479	448

Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$32.67	$32.77	$101.04	$96.71

Weighted average $1,000 equivalent limited partnership units outstanding	920,508	635,856	923,199	637,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept 25,	Sept 26,
(Dollars in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	644	575
Depreciation and amortization	62	61
Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(101)	312
Securities purchased under agreements to resell	(159)	216
Net payable to clients	(112)	(634)
Net receivable from brokers, dealers and clearing organizations	(3)	61
Receivable from mutual funds, insurance companies and other	(34)	(59)
Securities owned	(25)	4
Other assets	21	19
Accrued compensation and employee benefits	16	102
Accounts payable, accrued expenses and other	57	71

Net cash provided by operating activities	366	728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(71)	(67)

Net cash used in investing activities	(71)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(1)
Repayment of subordinated liabilities	—	(50)
Issuance of partnership interests (net of partnership loans)	351	55
Redemption of partnership interests	(156)	(122)
Distributions from partnership capital (net of partnership loans)	(560)	(500)

Net cash used in financing activities	(366)	(618)

Net (decrease) increase in cash and cash equivalents	(71)	43
CASH AND CASH EQUIVALENTS:
Beginning of period	1,033	600

End of period	$962	$643

Cash paid for interest	$56	$41

Cash paid for taxes	$11	$8

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$119	$84

Repayment of partnership loans through distributions from partnership capital in current period	$101	$101

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada are included for the three and nine month periods ended August 31, 2015 and 2014 in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). The results of operations for the three and nine month periods ended September 25, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine and twelve month periods ended September 25, 2015 and December 31, 2014, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets and liabilities measured at fair value:

	Financial Assets at Fair Value as of
	September 25, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$1,805	$—	$—	$1,805
Certificates of deposit	—	250	—	250

Total investments segregated under federal regulations	$1,805	$250	$—	$2,055

Securities owned:
Investment securities:
Mutual funds	$179	$—	$—	$179
Government and agency obligations	4	—	—	4
Equities	4	—	—	4
Corporate bonds and notes	—	1	—	1

Total investment securities	$187	$1	$—	$188

Inventory securities:
State and municipal obligations	$—	$32	$—	$32
Equities	17	—	—	17
Certificates of deposit	—	10	—	10
Mutual funds	5	—	—	5
Corporate bonds and notes	—	3	—	3

Total inventory securities	$22	$45	$—	$67

	Financial Liabilities at Fair Value as of
	September 25, 2015
	Level I	Level II	Level III	Total
Securities sold, not yet purchased(1):
Mutual funds	$3	$—	$—	$3
Corporate bonds and notes	—	1	—	1
Certificates of deposit	—	1	—	1

Total securities sold, not yet purchased	$3	$2	$—	$5

(1)	Securities sold, not yet repurchased are included within accounts payable, accrued expenses and other on the Consolidated Statements of Financial Condition.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2014
	Level I	Level II	Level III	Total
Cash equivalents:
Certificate of deposit	$—	$100	$—	$100

Investments segregated under federal regulations:
U.S. treasuries	$1,109	$—	$—	$1,109
Certificates of deposit	—	225	—	225

Total investments segregated under federal regulations	$1,109	$225	$—	$1,334

Securities owned:
Investment securities:
Mutual funds	$136	$—	$—	$136
Government and agency obligations	19	—	—	19
Equities	5	—	—	5
Corporate bonds and notes	—	1	—	1

Total investment securities	$160	$1	$—	$161

Inventory securities:
State and municipal obligations	$—	$40	$—	$40
Equities	17	—	—	17
Mutual funds	5	—	—	5
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	2	—	2
Other	1	1	—	2

Total inventory securities	$23	$46	$—	$69

	Financial Liabilities at Fair Value as of
	December 31, 2014
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Equities	$2	$—	$—	$2
Corporate bonds and notes	—	1	—	1

Total securities sold, not yet purchased	$2	$1	$—	$3

The Partnership attempts to reduce its exposure to market price fluctuations of its inventory securities through the use of U.S. Treasury securities futures contracts. The amount of open futures contracts fluctuates on a daily basis due to changes in inventory securities owned, interest rates and market conditions. Futures contracts are settled daily, and any gain or loss is recognized as a component of net inventory gains, which are included in principal transactions revenue. The notional amounts of futures contracts outstanding were $5 and $8 at September 25, 2015 and December 31, 2014, respectively. The underlying assets of these contracts are not reflected in the Partnership’s Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 3 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 25,	December 31,
	2015	2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	365

Total lines of credit	$765	$765

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit (“2013 Credit Facility”) with an expiration date of November 15, 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. The 2013 Credit Facility has a tiered interest rate margin based on the Partnership’s leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of one-month LIBOR plus a margin ranging from 1.25% to 2.00%. Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital. As of September 25, 2015, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

The Partnership’s uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible these lines of credit could decrease or not be available in the future. In addition, to the extent any of the banks included in the uncommitted lines of credit provide financing to partners for Partnership capital contributions, financing available to the Partnership itself may be reduced. Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and firm-owned securities, which would serve as collateral in the event the Partnership borrowed against these lines. On October 30, 2015, the Partnership’s uncommitted lines of credit were reduced by $75 per the agreement with one of the banks. This bank still participates in the 2013 Credit Facility.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of September 25, 2015 and December 31, 2014. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 25, 2015 and December 31, 2014, respectively.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners who require financing for some or all of their Partnership capital contributions except for members of the Executive Committee (as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)). In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through Partnership loans. Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans financed through the Partnership is reflected as a reduction to total Partnership capital. As of September 25, 2015 and December 31, 2014, the outstanding amount of Partnership loans financed through the Partnership was $216 and $198, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $2 and $6 for the three and nine month periods ended September 25, 2015, respectively, and $1 and $5 for the three and nine month periods ended September 26, 2014, respectively.

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	September 25,	September 26,
	2015	2014
Partnership loans outstanding at beginning of period	$198	$215
Partnership loans issued during the period	119	84
Repayment of Partnership loans during the period	(101)	(101)

Total Partnership loans outstanding	$216	$198

The minimum 7.5% annual return on the face amount of limited partnership capital was $17 and $52 for the three and nine month periods ended September 25, 2015, respectively, and $12 and $36 for the three and nine month periods ended September 26, 2014, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	September 25,	December 31,
	2015	2014
U.S.:
Net capital	$1,187	$999
Net capital in excess of the minimum required	$1,130	$948
Net capital as a percentage of aggregate debit items	42.1%	38.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	28.1%	31.1%
Canada:
Regulatory risk adjusted capital	$26	$31
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$19	$27

Net capital and the related capital percentages may fluctuate on a daily basis.

EJTC was in compliance with its regulatory capital requirements as of September 25, 2015 and December 31, 2014.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. These reserves represent the Partnership’s aggregate estimate of the potential loss contingency at September 25, 2015 and are believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $1 to $17. This range of reasonably possible loss does not necessarily represent the Partnership’s maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established reserves at September 25, 2015 are adequate and the liabilities arising from such proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 7 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Pre-variable income represents income before variable compensation expense and before allocations to partners. This is consistent with how management views the segments in order to assess performance.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sept 25,	Sept 26,	Sept 25,	Sept 26,
	2015	2014	2015	2014
Net revenue:
U.S.	$1,599	$1,532	$4,816	$4,483
Canada	46	51	145	154

Total net revenue	$1,645	$1,583	$4,961	$4,637

Pre-variable income:
U.S.	$413	$411	$1,270	$1,157
Canada	2	2	6	9

Total pre-variable income	415	413	1,276	1,166
Variable compensation:
U.S.	203	213	619	575
Canada	4	5	13	16

Total variable compensation	207	218	632	591
Income (loss) before allocations to partners:
U.S.	210	198	651	582
Canada	(2)	(3)	(7)	(7)

Total income before allocations to partners	$208	$195	$644	$575

The Partnership derived from one mutual fund company 20% of its total revenue for both the three month and nine month periods ended September 25, 2015 and 19% and 20% of its total revenue for the three and nine month periods ended September 26, 2014, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership’s securities purchased under agreements to resell as of:

	Gross amounts of recognized assets	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amounts presented in the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
				Financial instruments	Securities collateral(1)	Net amount
Sept 25, 2015	$793	—	793	—	(793)	$—
Dec 31, 2014	$634	—	634	—	(634)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year and ASU 2014-09 will now be effective for the first quarter of 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which will be effective for the first quarter of 2016. ASU 2015-02 provides updated guidance on consolidation of variable interest entities. The Partnership is in the process of evaluating the new standard and does not expect ASU 2015-02 will have a material impact on the Consolidated Financial Statements.

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and nine month periods ended September 25, 2015 and September 26, 2014. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Fee revenue:
Asset-based	$856	$797	7%	$2,540	$2,277	12%
Account and activity	179	156	15%	511	447	14%

Total fee revenue	1,035	953	9%	3,051	2,724	12%

% of net revenue	63%	60%		61%	59%
Trade revenue:
Commissions	529	532	-1%	1,628	1,609	1%
Investment banking	34	42	-19%	110	117	-6%
Principal transactions	35	32	9%	100	106	-6%

Total trade revenue	598	606	-1%	1,838	1,832	0%

% of net revenue	36%	38%		37%	40%
Net interest and dividends	21	21	0%	58	56	4%
Other revenue (loss), net	(9)	3	-400%	14	25	-44%

Net revenue	1,645	1,583	4%	4,961	4,637	7%
Operating expenses	1,437	1,388	4%	4,317	4,062	6%

Income before allocations to partners	$208	$195	7%	$644	$575	12%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$28.0	$27.7	1%	$85.9	$83.3	3%
Advisory programs ($ billions)	$3.6	$5.4	-33%	$11.1	$16.0	-31%
Client households at period end	4.84	4.66	4%	4.84	4.66	4%
Net new assets for the period ($ billions)(2)	$11.4	$11.8	-3%	$37.9	$36.4	4%
Client assets under care:
Total:
At period end ($ billions)	$847.6	$848.2	0%	$847.6	$848.2	0%
Average ($ billions)	$875.9	$850.4	3%	$880.3	$821.8	7%
Advisory programs:
At period end ($ billions)	$138.1	$132.9	4%	$138.1	$132.9	4%
Average ($ billions)	$142.7	$132.1	8%	$142.3	$125.3	14%
Financial advisors (actual):
At period end	14,449	13,807	5%	14,449	13,807	5%
Average	14,404	13,659	5%	14,241	13,446	6%
Attrition %	8.4%	8.8%	n/a	9.2%	8.5%	n/a
Dow Jones Industrial Average (actual):
At period end	16,315	17,113	-5%	16,315	17,113	-5%
Average for period	17,152	16,949	1%	17,651	16,580	6%
S&P 500 Index (actual):
At period end	1,931	1,983	-3%	1,931	1,983	-3%
Average for period	2,036	1,976	3%	2,067	1,904	9%

(1)

Client dollars invested related to trade revenue represent the principal amount of clients’ buy and sell transactions resulting in commissions, principal transactions and investment banking revenues. Client dollars invested related to advisory programs revenue represent the net inflows of client dollars into the programs.

(2)

Net new assets represent cash and securities inflows and outflows from new and existing clients. In the fourth quarter of 2014, net new assets was revised to exclude mutual fund capital gain distributions received by U.S. clients. The previously reported amounts for the third quarter and first nine months of 2014 were updated to conform to the current definition.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2015 versus 2014 Overview

The Partnership experienced strong results during the third quarter of 2015 compared to 2014, but results began to soften during the latter part of the third quarter due to market volatility. Overall, the Partnership’s key performance measures were strong during the third quarter of 2015 and financial advisors attracted $11.4 billion in net new assets. Average client assets under care grew 3% to $875.9 billion, which included an 8% increase in the advisory programs’ average assets under care to $142.7 billion. The inflow of client dollars into advisory programs was $3.6 billion for the third quarter of 2015 compared to $5.4 billion in the prior year as the programs continue to mature. In addition, client dollars invested related to trade revenue were up 1% to $28.0 billion.

Net revenue increased 4% to $1,645 for the third quarter of 2015 compared to 2014. This increase was led by a 9% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs. However, the rate of growth slowed in the third quarter compared to earlier in 2015 due to market declines and fewer client dollars invested.

Operating expenses increased 4% for the third quarter of 2015 compared to 2014, primarily due to increased compensation expense from higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $208, a 7% increase over the third quarter of 2014. The rate of growth slowed in the third quarter compared to earlier in 2015.

Year to Date 2015 versus 2014 Overview

The Partnership experienced strong results during the first nine months of 2015 compared to 2014, including record income before allocations to partners and record client assets under care. Results benefitted from net new assets and market conditions. Despite market volatility, the average S&P 500 Index increased 9% and the average Dow Jones Industrial Average increased 6%.

The Partnership’s key performance measures were strong during the first nine months of 2015 and financial advisors attracted $37.9 billion in net new assets. Average client assets under care grew 7% to $880.3 billion, which included a 14% increase in the advisory programs’ average assets under care to $142.3 billion. The inflow of client dollars into advisory programs was $11.1 billion for the first nine months of 2015 compared to $16.0 billion in the prior year as the programs continue to mature. In addition, client dollars invested related to trade revenue were up 3% to $85.9 billion.

Net revenue increased 7% to $4,961 for the first nine months of 2015 compared to 2014. This increase was led by a 12% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and increases in average market values.

Operating expenses increased 6% for the first nine months of 2015 compared to 2014, primarily due to increased compensation expense from higher revenues on which financial advisors are paid and higher variable compensation due to the increase in the Partnership’s profitability.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $644, a 12% increase over the first nine months of 2014.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 25, 2015 AND SEPTEMBER 26, 2014

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 9% to $1,035 and 12% to $3,051 in the third quarter and first nine months of 2015 compared to the same periods in 2014. The increase in fee revenue for the third quarter and first nine months of 2015 was primarily due to higher asset values and continued client investment in advisory programs. A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Asset-based fee revenue:
Advisory programs fees	$496	$452	10%	$1,456	$1,272	14%
Service fees	304	291	4%	908	835	9%
Revenue sharing	44	43	2%	140	137	2%
Trust fees	10	10	0%	30	29	3%
Cash solutions	2	1	100%	6	4	50%

Total asset-based fee revenue	$856	$797	7%	$2,540	$2,277	12%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$392.1	$372.5	5%	$391.7	$359.4	9%
Advisory programs	141.1	131.1	8%	140.9	124.5	13%
Insurance	72.9	71.5	2%	73.4	69.8	5%
Cash solutions	20.0	19.9	1%	20.1	20.1	0%

Total client asset values	$626.1	$595.0	5%	$626.1	$573.8	9%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

For the three months ended September 25, 2015, asset-based fee revenue increased 7% to $856 compared to the three months ended September 26, 2014. The increase was due to greater advisory programs fees and service fees. The growth in advisory programs and service fees revenue was primarily due to continued investment of client assets and increases in the market value of the underlying assets. Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership. The inflow of client dollars into advisory programs was $3.6 billion for the third quarter of 2015 compared to $5.4 billion in the prior year as the programs continue to mature.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 25, 2015, asset-based fee revenue increased 12% to $2,540 compared to the nine months ended September 26, 2014. The increase was primarily due to greater advisory programs fees and service fees. The growth in advisory programs and service fees revenue was primarily due to continued investment of client assets and increases in the market value of the underlying assets. Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership. The inflow of client dollars into advisory programs was $11.1 billion for the first nine months of 2015 compared to $16.0 billion in the prior year as the programs continue to mature.

Advisory programs fees include investment advisory fees earned by Olive Street Investment Advisers, L.L.C. (“OLV”) which are paid by the Bridge Builder Trust (the “Trust”). OLV has contractually agreed to waive these fees to the extent such fees exceed the investment advisory fees OLV is required to pay the sub-advisors to the funds in the Trust, which are recognized in professional and consulting fees expense. Thus, while the Partnership anticipates the investment advisory fees earned by OLV to increase as a result of expansion of the Trust, there will be no impact on net income. In 2015, the Trust added seven mutual funds to its series. The Trust has also filed a registration statement with the SEC to register an additional mutual fund which is not yet effective.

Account and Activity

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Account and activity fee revenue:
Shareholder accounting services fees	$107	$98	9%	$315	$285	11%
Retirement account fees	36	31	16%	99	90	10%
Insurance contract services fees	15	5	200%	33	5	560%
Other account and activity fees	21	22	-5%	64	67	-4%

Total account and activity fee revenue	$179	$156	15%	$511	$447	14%

Related metrics:
Average client:
Shareholder accounting holdings serviced	24.6	22.2	11%	24.0	21.6	11%
Retirement accounts	5.2	4.7	11%	5.1	4.5	13%

For the three months ended September 25, 2015, account and activity fee revenue increased 15% to $179 compared to the three months ended September 26, 2014. Revenue growth was led by shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced. Insurance contract services fees are fees earned for administrative support under contracts with certain insurance companies that were primarily entered into in the latter portion of 2014.

For the nine months ended September 25, 2015, account and activity fee revenue increased 14% to $511 compared to the nine months ended September 26, 2014. Revenue growth was led by shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced and insurance contract services fees.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions, principal transactions and investment banking revenue, decreased 1% to $598 in the third quarter of 2015 and increased slightly to $1,838 in the first nine months of 2015 compared to the same periods in 2014. The decrease in trade revenue for the third quarter of 2015 was primarily due to a decrease in the margin earned, partially offset by increased client dollars invested. The slight increase in trade revenue for the first nine months of 2015 was primarily due to increased client dollars invested, partially offset by a decrease in the margin earned. A discussion of trade revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Trade revenue:
Commissions revenue:
Mutual funds	$274	$274	0%	$871	$858	2%
Equities	160	151	6%	489	461	6%
Insurance	95	107	-11%	268	290	-8%

Total commissions revenue	$529	$532	-1%	$1,628	$1,609	1%
Investment banking	34	42	-19%	110	117	-6%
Principal transactions	35	32	9%	100	106	-6%

Total trade revenue	$598	$606	-1%	$1,838	$1,832	0%

Related commissions revenue metrics:
Client dollars invested ($ billions)	$22.6	$22.4	1%	$69.8	$67.6	3%
Margin per $1,000 invested (actual)	$23.4	$23.7	-1%	$23.3	$23.8	-2%
U.S. business days	63	63	0%	185	186	-1%

Commissions

For the three months ended September 25, 2015, commissions revenue decreased 1% to $529 compared to the three months ended September 26, 2014. The decrease was primarily due to lower insurance revenue reflecting reduced market demand. This decrease was mostly offset by an increase in commissions revenue from equities reflecting an increase in client dollars invested.

For the nine months ended September 25, 2015, commissions revenue increased 1% to $1,628 compared to the nine months ended September 26, 2014. The increase was primarily due to a 3% increase in client dollars invested in commission generating transactions, most notably in equities due to strong equity market performance in the first quarter of 2015. This increase was partially offset by a 2% decrease in the margin earned per $1,000 invested, primarily reflecting an increase in the average trade size of mutual fund transactions. As the average trade size of mutual fund transactions increases, the margin earned on these transactions decreases, resulting in lower commissions earned.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Investment Banking

For the three months ended September 25, 2015, investment banking revenue decreased 19% to $34 compared to the three months ended September 26, 2014. The decrease in investment banking revenue reflected a 16% decrease in client dollars invested, primarily due to market volatility which led to decreased investment in equity unit investment trusts.

For the nine months ended September 25, 2015, investment banking revenue decreased 6% to $110 compared to the nine months ended September 26, 2014. The decrease in investment banking revenue reflected a 5% decrease in the margin earned per $1,000 invested.

Investment banking revenue is primarily derived from the Partnership’s distribution of unit investment trusts, corporate and municipal obligations, and government sponsored enterprise obligations. The Partnership intends to wind down the negotiated fixed income underwriting portion of the investment banking business by the end of 2015. This portion represents less than 10% of the overall investment banking revenue and less than 1% of total revenue. Any costs associated with the closure are expected to be immaterial.

Principal Transactions

For the three months ended September 25, 2015, principal transactions revenue increased 9% to $35 compared to the three months ended September 26, 2014. Principal transactions revenue was positively impacted by an increase in client dollars invested primarily due to relatively higher interest rates during the current quarter compared to the third quarter of 2014.

For the nine months ended September 25, 2015, principal transactions revenue decreased 6% to $100 compared to the nine months ended September 26, 2014. Principal transactions revenue was negatively impacted by a 9% decrease in the margin earned per $1,000 invested. Client investment purchases continued to shift towards products with shorter maturities, which have lower margins, due to the sustained low interest rate environment.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Net interest and dividends revenue:
Client loan interest	$32	$28	14%	$91	$79	15%
Short-term investing interest	5	4	25%	14	11	27%
Other interest and dividends	3	2	50%	9	7	29%
Limited partnership interest expense	(17)	(12)	42%	(52)	(36)	44%
Other interest expense	(2)	(1)	100%	(4)	(5)	-20%

Total net interest and dividends revenue	$21	$21	0%	$58	$56	4%

Related metrics:
Average aggregate client loan balance	$2,798.6	$2,396.8	17%	$2,696.4	$2,268.9	19%
Average rate earned	4.56%	4.65%	-2%	4.58%	4.72%	-3%
Average funds invested	$9,952.3	$9,205.9	8%	$9,961.4	$9,291.5	7%
Average rate earned	0.20%	0.16%	25%	0.20%	0.16%	25%
Weighted average $1,000 equivalent limited partnership units outstanding	920,508	635,856	45%	923,199	637,638	45%

For the three months ended September 25, 2015, net interest and dividends revenue was flat at $21 compared to the three month period ended September 26, 2014. Results reflected a 14% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, slightly offset by a decrease in the average rate earned. The increase in interest income was offset by an increase in limited partnership interest expense due to the issuance of $292 in Interests in connection with the Plan in January 2015.

For the nine month period ended September 25, 2015, net interest and dividends revenue increased 4% to $58 compared to the nine month period ended September 26, 2014. Results reflected a 15% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, slightly offset by a decrease in the average rate earned. The increase in interest income was mostly offset by an increase in limited partnership interest expense due to the issuance of $292 in Interests in connection with the Plan in January 2015.

Other Revenue

Other revenue decreased from $3 to a net loss of $9 in the third quarter of 2015 and decreased from $25 to $14 in the first nine months of 2015 compared to the corresponding periods in 2014. These results were primarily attributable to fluctuations in the value of the investments held related to the Partnership’s nonqualified deferred compensation plan during the current periods compared to prior year. The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue (loss) with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$648	$631	3%	$1,988	$1,865	7%
Home office and branch	291	276	5%	856	808	6%
Variable compensation	207	218	-5%	632	591	7%

Total compensation and benefits	1,146	1,125	2%	3,476	3,264	6%
Occupancy and equipment	97	91	7%	286	274	4%
Communications and data processing	71	73	-3%	213	216	-1%
Advertising	16	13	23%	50	50	0%
Professional and consulting fees	26	16	63%	60	44	36%
Postage and shipping	13	13	0%	39	38	3%
Other operating expenses	68	57	19%	193	176	10%

Total operating expenses	$1,437	$1,388	4%	$4,317	$4,062	6%

Related metrics (actual):
Number of branches:
At period end	12,345	11,906	4%	12,345	11,906	4%
Average	12,295	11,842	4%	12,189	11,757	4%
Financial advisors:
At period end	14,449	13,807	5%	14,449	13,807	5%
Average	14,404	13,659	5%	14,241	13,446	6%
Branch office administrators(1):
At period end	14,304	13,795	4%	14,304	13,795	4%
Average	14,334	13,811	4%	14,161	13,627	4%
Home office associates(1):
At period end	5,811	5,528	5%	5,811	5,528	5%
Average	5,912	5,661	4%	5,778	5,563	4%
Home office associates(1) per
100 financial advisors (average)	41.0	41.4	-1%	40.6	41.4	-2%
Branch office administrators(1) per 100 financial advisors (average)	99.5	101.1	-2%	99.4	101.3	-2%
Average operating expenses per financial advisor(2)	$40,405	$39,461	2%	$119,163	$119,441	0%

(1)	Counted on a full-time equivalent basis.
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

For the three month period ended September 25, 2015, operating expenses increased 4% to $1,437 compared to the three month period ended September 26, 2014. The change reflected a $21 increase in compensation and benefits, an $11 increase in other operating expenses related to legal, travel and other expenses, and a $10 increase in professional and consulting fees related to fees paid by OLV to sub-advisors (see further discussion in “Fee Revenue - Asset-based” section above).

Financial advisor compensation increased 3% in the third quarter of 2015 primarily due to an increase in asset-based fee revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and increased participation in the Partnership’s compensation initiatives.

Home office and branch compensation and benefits expense increased 5% in the third quarter of 2015 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4%.

Variable compensation expands and contracts in relation to the Partnership’s related profitability. A significant portion of profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation decreased 5% in the third quarter of 2015 to $207 as financial results softened in the month of September 2015 due to market declines and fewer client dollars invested.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the third quarter of 2015, the average number of the home office associates per 100 financial advisors and the number of BOAs per 100 financial advisors decreased 1% and 2%, respectively. These ratios reflected the Partnership’s longer-term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 2% primarily due to increases in home office and branch compensation and benefit expense, partially offset by the impact of spreading those expenses over more financial advisors.

For the nine month period ended September 25, 2015, operating expenses increased 6% to $4,317 compared to the nine month period ended September 26, 2014, primarily due to a 6% increase in compensation and benefits. The remaining operating expenses increased 5% ($43), primarily due to increases in other operating expenses and professional and consulting fees, as previously discussed.

Financial advisor compensation increased 7% in the first nine months of 2015 primarily due to an increase in asset-based fee revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and increased participation in the Partnership’s compensation initiatives.

Home office and branch compensation and benefits expense increased 6% in the first nine months of 2015 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and growth of the Partnership’s financial advisor network. The average number of both the Partnership’s home office associates and BOAs increased 4%. Variable compensation increased 7% in the first nine months of 2015 to $632, reflecting strong financial results.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In the first nine months of 2015, the average number of both the home office associates per 100 financial advisors and the number of BOAs per 100 financial advisors decreased 2%. These ratios reflected the Partnership’s longer-term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor was flat.

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership’s Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Pre-variable income represents income before variable compensation expense and before allocations to partners. This is consistent with how management views the segments in order to assess performance.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept 25,	Sept 26,		Sept 25,	Sept 26,
	2015	2014	% Change	2015	2014	% Change
Net revenue:
U.S.	$1,599	$1,532	4%	$4,816	$4,483	7%
Canada	46	51	-10%	145	154	-6%

Total net revenue	1,645	1,583	4%	4,961	4,637	7%
Operating expenses (excluding variable compensation):
U.S.	1,186	1,121	6%	3,546	3,326	7%
Canada	44	49	-10%	139	145	-4%

Total operating expenses	1,230	1,170	5%	3,685	3,471	6%
Pre-variable income:
U.S.	413	411	0%	1,270	1,157	10%
Canada	2	2	0%	6	9	-33%

Total pre-variable income	415	413	0%	1,276	1,166	9%
Variable compensation:
U.S.	203	213	-5%	619	575	8%
Canada	4	5	-20%	13	16	-19%

Total variable compensation	207	218	-5%	632	591	7%
Income (loss) before allocations to partners:
U.S.	210	198	6%	651	582	12%
Canada	(2)	(3)	33%	(7)	(7)	0%

Total income before allocations to partners	$208	$195	7%	$644	$575	12%

Client assets under care ($ billions):
U.S.
At period end	$830.3	$828.7	0%	$830.3	$828.7	0%
Average	$857.8	$830.5	3%	$861.7	$802.7	7%
Canada
At period end	$17.3	$19.5	-11%	$17.3	$19.5	-11%
Average	$18.1	$19.9	-9%	$18.6	$19.1	-3%
Net new assets for the period ($ billions):
U.S.	$11.2	$11.5	-3%	$36.9	$35.3	5%
Canada	$0.2	$0.3	-33%	$1.0	$1.1	-9%
Financial advisors (actual):
U.S.
At period end	13,760	13,089	5%	13,760	13,089	5%
Average	13,708	12,949	6%	13,538	12,748	6%
Canada
At period end	689	718	-4%	689	718	-4%
Average	696	710	-2%	703	698	1%

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended September 25, 2015, net revenue increased 4% compared to the three month period ended September 26, 2014. Revenue growth reflected a 7% ($57) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 9% ($41) and service fees revenue of 5% ($13). Fee revenue growth reflected an increase in client assets under care resulting from continued investment of client dollars as well as market increases.

Operating expenses (excluding variable compensation) increased 6% in the third quarter of 2015 primarily due to increases in financial advisor compensation and benefits. Higher financial advisor compensation was due to increases in revenue on which financial advisor commissions are paid. Compensation and benefits expense also increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

For the nine month period ended September 25, 2015, net revenue increased 7% compared to the nine month period ended September 26, 2014. Revenue growth reflected a 12% ($255) increase in asset-based fee revenue primarily due to increases in advisory programs fees revenue of 14% ($177) and service fees revenue of 9% ($71). Fee revenue growth reflected an increase in client assets under care resulting from continued investment of client dollars as well as market increases.

Operating expenses (excluding variable compensation) increased 7% in the first nine months of 2015 primarily due to increases in financial advisor compensation and benefits. Higher financial advisor compensation was due to increases in revenue on which financial advisor commissions are paid. Compensation and benefits expense also increased due to wage increases and more personnel to support increased client activity and growth of the Partnership’s financial advisor network.

Canada

For the three month period ended September 25, 2015, net revenue decreased 10% compared to the third quarter of 2014. Trade revenue decreased 29% ($7) primarily due to a decrease in the amount of client dollars invested and the margin earned. This decrease was slightly offset by an increase in asset-based fee revenue of 9% ($2). Growth in asset-based fees reflected an increase in client assets under care in advisory programs due to increased investment of client dollars.

Operating expenses (excluding variable compensation) decreased 10% in the third quarter of 2015 primarily due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid.

For the nine month period ended September 25, 2015, net revenue decreased 6% compared to the first nine months of 2014. Trade revenue decreased 24% ($19) primarily due to decreases in the amount of client dollars invested and margin earned on mutual funds. This decrease was partially offset by an increase in asset-based fee revenue of 15% ($8). Growth in asset-based fees reflected an increase in client assets under care in advisory programs due to increased investment of client dollars.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses (excluding variable compensation) decreased 4% in the first nine months of 2015 primarily due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in the Partnership’s Quarterly Reports on Form 10-Q for the periods ended March 27, 2015 and June 26, 2015, the Partnership continues to monitor several regulatory initiatives and proposed, potential or enacted legislation or rules (“Legislative and Regulatory Initiatives”), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and enacted reforms to the regulation of money market mutual funds.

On April 20, 2015, the Department of Labor (“DOL”) published in the Federal Register its proposed rule on the definition of the term fiduciary and exemptions related thereto, which commenced a 75-day comment period. Subsequently, the DOL extended the comment period by 15 days. The DOL held public hearings in August, followed by a second comment period. The DOL is reviewing feedback and comments and will then craft a final rule. At this time, the Partnership is continuing to review the proposed rule and has submitted a comment letter to the DOL. The Partnership cannot predict at this time the extent of adverse impact the rule may have on its operating results if it is enacted as proposed.

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

MUTUAL FUNDS AND ANNUITIES

The Partnership derived 75% and 76% of its total revenue from sales and services related to mutual fund and annuity products for the three and nine month periods ended September 25, 2015, respectively, and 78% and 77% for the three and nine month periods ended September 26, 2014, respectively. In addition, the Partnership derived from one mutual fund company 20% of its total revenue for both the three and nine month periods ended September 25, 2015 and 19% and 20% of its total revenue for the three and nine month periods ended September 26, 2014, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to regulatory reform or other changes to the Partnership’s relationship with mutual fund companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the Plan. On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan. The remaining $58 of Interests may be issued at the discretion of the Partnership in the future. Proceeds from the Interests issued on January 2, 2015 are expected to be used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors. The issuance of Interests will reduce the Partnership’s net interest income and profitability in 2015.

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, at September 25, 2015 was $2,334, an increase of $361 from December 31, 2014, which includes proceeds from the Interests issued on January 2, 2015. This increase in Partnership capital subject to mandatory redemption was due to the retention of general partner earnings ($65) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($296, $43 and $131, respectively), partially offset by the net increase in Partnership loans outstanding ($18) and redemption of limited partner, subordinated limited partner and general partner interests ($9, $9 and $138, respectively). During the nine month periods ended September 25, 2015 and September 26, 2014, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 25, 2015
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$919	$370	$1,261	$2,550

Partnership capital owned by partners with individual loans	$490	$4	$637	$1,131

Partnership capital owned by partners with individual loans as a percent of total Partnership capital	53.3%	1.1%	50.5%	44.4%
Partner loans	$133	$2	$214	$349

Partner loans as a percent of total Partnership capital	14.5%	0.5%	17.0%	13.7%
Partner loans as a percent of respective Partnership capital owned by partners with loans	27.1%	50.0%	33.6%	30.9%

(1)	Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests has had a significant impact on the Partnership’s liquidity or capital resources.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit and Debt

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 25,	December 31,
	2015	2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	365	365

Total bank lines of credit	$765	$765

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit which has an expiration date of November 15, 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. On October 30, 2015, the Partnership’s uncommitted lines of credit were reduced by $75 per the agreement with one of the banks. This bank still participates in the 2013 Credit Facility.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of September 25, 2015 and December 31, 2014. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 25, 2015 and December 31, 2014, respectively.

The Partnership was in compliance with all covenants related to its outstanding debt agreements as of September 25, 2015. For details on covenants related to lines of credit, see the discussion in Part I, Item 1 – Financial Statements – Note 3 to this Quarterly Report.

Cash Activity

As of September 25, 2015, the Partnership had $962 in cash and cash equivalents and $793 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $1,755 of Partnership liquidity as of September 25, 2015, a 5% ($88) increase from $1,667 at December 31, 2014. This increase was primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $8,949 and $8,848 in cash and investments segregated under federal regulations as of September 25, 2015 and December 31, 2014, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	September 25,	December 31,
	2015	2014	% Change
U.S.:
Net capital	$1,187	$999	19%
Net capital in excess of the minimum required	$1,130	$948	19%
Net capital as a percentage of aggregate debit items	42.1%	38.9%	8%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	28.1%	31.1%	-10%
Canada:
Regulatory risk adjusted capital	$26	$31	-16%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$19	$27	-30%

Net capital and the related capital percentages may fluctuate on a daily basis.

EJTC was in compliance with its regulatory capital requirements as of September 25, 2015 and December 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART I.    FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, firm-owned securities and receivables, less liabilities. Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation. Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets. As a result, profitability and capital may be impacted by inflation and inflationary expectations. Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership’s Quarterly Reports on Form 10-Q for the periods ended March 27, 2015 and June 26, 2015. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.7 billion and $10.0 billion, respectively, for the nine month period ended September 25, 2015. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $92. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $21. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and investments segregated under federal regulations and securities purchased under agreements to resell. These investments have earned interest at an average rate of approximately 20 basis points (0.20%) in the first nine months of 2015, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the adviser to the Edward Jones money market funds is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research, Ltd., the investment adviser to two of the money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of the investment adviser. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $75 for both the nine month periods ended September 25, 2015 and September 26, 2014, or approximately $100 annually, and is expected to continue at that level in future periods, based upon the current interest rate environment. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 25, 2015.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership’s Annual Report and the discussion in Part II, Item 1 – Legal Proceedings in the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 27, 2015 and June 26, 2015.

Daniel Ezersky, individually and on behalf of all others similarly situated. On March 14, 2013, Edward Jones was named as a defendant in a putative class action lawsuit in the Circuit Court of St. Louis County, Missouri. The petition alleged that Edward Jones breached its fiduciary duties and was unjustly enriched through the use of an online life insurance needs calculator that plaintiff claims inflated the amount of insurance he needed. The plaintiff sought damages on behalf of Missouri residents who purchased certain life insurance products from Edward Jones between March 2008 and the present, including: actual damages, or alternatively, judgment in an amount equal to profits gained from the sale of term, whole life or universal life insurance to plaintiff/damages class; punitive damages; injunctive relief; costs, including reasonable fees and expert witness expenses; and reasonable attorneys’ fees. On August 18, 2014, Edward Jones filed a motion for summary judgment, which was subsequently granted by the Court. Plaintiff filed a notice of appeal on December 10, 2014. The Missouri Court of Appeals for the Eastern District affirmed summary judgment on October 20, 2015. On November 4, 2015, plaintiff filed an application to transfer the case to the Supreme Court of Missouri.

In the Matter of Edward D. Jones & Co., L.P. Municipal Bond Pricing. On April 27, 2012, the SEC’s Division of Enforcement informed Edward Jones that it had commenced an investigation into Nebraska Public Power District’s (“NPPD”) Taxable Build America Bonds (“BAB”), which formed part of NPPD’s 2009 General Revenue Bonds offering. Edward Jones was a co-manager of that offering. The SEC’s investigation inquired into whether Edward Jones and others may have engaged in possible violations of the Securities Act of 1933, as amended, the Exchange Act, and Municipal Securities Rulemaking Board Rules. In January 2013, the SEC commenced an investigation that subsumed the one just described, relating more generally to municipal bond pricing at issuance and inquiring into the same types of possible violations. On August 13, 2015, Edward Jones, without admitting or denying the findings, entered into a settlement agreement with the SEC to resolve these matters. Pursuant to the settlement, Edward Jones agreed to pay disgorgement and prejudgment interest of $5.2 million to current and former customers of Edward Jones, and has paid a civil money penalty in the amount of $15.0 million. In entering into the settlement, the SEC took into consideration remedial acts undertaken by Edward Jones related to this matter.

On October 30, 2013, the Special Inspector General for the Troubled Asset Relief Program issued a subpoena to Edward Jones requesting documents relating to certain BAB transactions and informed Edward Jones that it is in the process of reviewing these issues. Consistent with its practice, Edward Jones is cooperating fully with the Special Inspector General with respect to its investigation. No assurance can be given as to how or when this matter will be resolved and/or concluded.

PART II.    OTHER INFORMATION

Mutual Fund Share Class Waivers. On May 5, 2015, FINRA’s Enforcement Division advised Edward Jones that it was investigating whether any violations of the federal securities laws or rules have occurred with respect to mutual fund purchases and sales charge waivers for certain retirement plan and charitable organization accounts. Prior to being advised of the investigation, Edward Jones had commenced a review of this issue and self-reported to FINRA. On October 26, 2015, Edward Jones, without admitting or denying the findings, entered into a settlement agreement with FINRA to resolve this matter. Pursuant to the settlement, Edward Jones agreed to provide remediation to certain customers, estimated at the time of the settlement agreement to be approximately $13.5 million. A monetary penalty was not imposed by FINRA. The settlement did not have a material adverse impact on the Partnership’s consolidated financial condition. On June 12, 2015, the Division of Enforcement of the SEC informed Edward Jones that it is also investigating this matter. The SEC’s review is ongoing. Consistent with its practice, Edward Jones is cooperating fully with the SEC with respect to its investigation.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors of the Partnership’s Quarterly Report on Form 10-Q for the periods ended March 27, 2015 and June 26, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1 *	Sixth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 24, 2015.

3.2 *	Seventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 21, 2015.

3.3 *	Eighth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 26, 2015.

31.1 *

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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
November 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 6, 2015
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer	November 6, 2015
Kevin D. Bastien	(Principal Financial and Accounting Officer)