Form 10-K
period 2015-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2016-03-11
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 26, 2016, 914,542 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I

ITEM 1.	BUSINESS

The Jones Financial Companies, L.L.L.P. (“JFC”) is a registered limited liability limited partnership organized under the Missouri Revised Uniform Limited Partnership Act.  Unless expressly stated, or the context otherwise requires, the terms “Registrant” and “Partnership” refer to JFC and all of its consolidated subsidiaries.  The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), was organized in February 1941 and reorganized as a limited partnership in May 1969. JFC was organized in June 1987 and, along with Edward Jones, was reorganized in August 1987.

As of December 31, 2015, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada.  Edward Jones is a registered broker-dealer in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  JFC is the ultimate parent company of Edward Jones and is a holding company.  Edward Jones primarily derives its revenue from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of listed and unlisted securities and insurance products, and principal transactions.  Edward Jones conducts business in the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to segments for the years ended December 31, 2015, 2014 and 2013, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

PART I

Item 1.	Business, continued

Organizational Structure.

At December 31, 2015, the Partnership was organized as follows:

The Jones Financial Companies, LLLP
(MO Limited Liability Limited Partnership)
Individual General, Subordinated & Limited Partners
100% Wholly-Owned Subsidiary
Edward Jones Trust Company
(A Federal Chartered Savings Association)
100% Wholly-Owned Subsidiary
EDJ Holding Company, Inc.
(MO Corp.)
100% Wholly-Owned Subsidiary
Olive Street Investment Advisers, LLC
(MO Ltd. Liability Company)
99% Limited Partner Interest
100% Wholly-Owned Subsidiary
LHC, Inc.
(MO Corp.)
99% Limited Partner Interest
EDJ Leasing Co., LP
(MO Ltd. Ptnp.)
1% General Partner Interest
Edward D. Jones & Co., LP
(MO Limited Partnership)
The Registered Broker/Dealer
1% General Partner Interest
100% Wholly-Owned Subsidiary
Edward D. Jones & Co. Canada Holding Co., Inc.
(Cdn. Corp.)
99% Limited Partner Interest
49.5% Ltd. Partner Interest
100% Wholly-Owned Subsidiary
Passport Research Ltd.
(PA Ltd. Ptnp.)
1% General Partner Interest
Edward Jones
(Ontario Limited Partnership)
EJ Mortgage, LLC
(MO Ltd. Liability Company)
Other Subsidiaries and Affiliates
(Not Shown Here)
Other Subsidiaries and Affiliates
(Not Shown Here)

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.1.

Branch Office Network.  The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices.  The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOA") located in the communities where its clients live and work.  Financial advisors and BOAs provide tailored solutions and services to their clients while leveraging the resources of the Partnership's home office.  The Partnership operated 12,482 branch offices as of December 31, 2015, primarily staffed by a single financial advisor and a BOA.  Of this total, the Partnership operated 11,904 branch offices in the U.S. (located in all 50 states) and 578 branch offices in Canada.

PART I

Item 1.	Business, continued

Governance.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors.  Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it.  Under the terms of the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, as amended (the “Partnership Agreement”), the Partnership’s Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies and controlling its management.  The Managing Partner also has the power to admit and dismiss general partners of JFC and to adjust the proportion of their respective interests in JFC.  As of December 31, 2015, JFC was composed of 380 general partners, 19,873 limited partners and 362 subordinated limited partners.  See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source.  The following table sets forth the sources of the Partnership’s revenues for the past three years.  Due to the interdependence of the activities and departments of the Partnership’s investment business and the inherently arbitrary assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations.  Further information on revenue related to the Partnership’s segments is provided in Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ millions)	2015		2014		2013
Fee revenue
Asset-based fees	$3,399	51%	$3,089	49%	$2,523	44%
Account and activity fees	690	10%	617	10%	568	10%
Total fee revenue	4,089	61%	3,706	59%	3,091	54%
Trade revenue	2,425	36%	2,460	38%	2,439	43%
Interest and dividends	158	3%	135	2%	134	2%
Other revenue	22	0%	32	1%	52	1%
Total revenue	$6,694	100%	$6,333	100%	$5,716	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered in the U.S. through Edward Jones Advisory Solutions® (“Advisory Solutions”) and Edward Jones Managed Account Program® (“MAP”) and in Canada through Edward Jones Portfolio Program® (“Portfolio Program”) and Edward Jones Guided Portfolios® (“Guided Portfolios”).  Advisory Solutions and MAP are both investment advisory programs created under the Investment Advisers Act of 1940.  Portfolio Program and Guided Portfolios are not subject to this Act as services from these programs are only offered in Canada.  In January 2016 the Partnership announced its intention to wind down the MAP program offered in the U.S.  The Partnership stopped accepting new assets in the MAP program in January 2016 and intends to close the program by mid-2017.  MAP represents less than 1% of asset-based fees revenue and the Partnership expects most of the client assets will be transferred to other programs which offer investment advisory services.

Through Advisory Solutions, financial advisors provide investment advisory services to clients for an annual fee based upon the average daily market value of their assets in the program.  Clients can choose to invest in Advisory Solutions Fund Models, which invests in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds or Advisory Solutions Unified Managed Account models, which also include separately managed allocations.  When investing in Advisory Solutions, the client may elect either a research or a custom account model.  If the client elects a research type model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones.  If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account and the investments are selected by the client and his or her financial advisor.  The vast majority of client assets within Advisory Solutions are invested in research models.

PART I

Item 1.	Business, continued

In 2013, in order to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, as well as potentially lower client investment management expense, the Partnership formed the Bridge Builder Trust (the "Trust") to offer additional fund options for clients invested in Advisory Solutions.  The Trust added seven sub-advised mutual funds to its series in 2015, bringing the total to eight sub-advised funds.  At its discretion, the Trust may add additional funds in the future.  Olive Street Investment Advisers, L.L.C. ("OLV"), a wholly-owned subsidiary of JFC and a Missouri limited liability company, is the investment adviser to the current sub-advised mutual funds.  For each of the sub-advised mutual funds in the Trust, OLV has primary responsibility for setting the overall investment strategies of the mutual funds and selecting and managing sub-advisers, subject to the review and approval of the Trust's board of trustees.  As of December 31, 2015, the Trust had client assets under management of $22.6 billion.

Through the MAP and Portfolio Program, financial advisors provide investment advisory services to clients by using independent investment managers and proprietary asset allocation models.  Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines.  Fees for these programs are based on the average value of client assets in the program.

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

The Partnership is a 49.5% limited partner of Passport Research, Ltd. (“Passport Research”), the investment adviser for two money market funds made available to Edward Jones clients.  Revenue from this source is primarily based on client assets in the funds.  However, due to the low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on funds.  For further information on this reduction of fees, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk.  The Partnership has entered into a non-binding letter of intent to acquire the remaining 50.5% of Passport Research from Federated Investment Management Company ("Federated"), the general partner of Passport Research.  The transaction is not expected to have a material impact on the Consolidated Financial Statements.  Federated approved the transfer on February 18, 2016 and the transfer is expected to be completed in the fourth quarter of 2016, subject to customary regulatory and fund shareholder approvals.

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees.

The Partnership charges fees to certain mutual fund companies for shareholder accounting services, including maintaining client account information and providing other administrative services for the mutual funds.  The Partnership acts as the custodian for clients’ IRAs and the clients are charged an annual fee for this and other account services.  Account and activity fees also include sales-based revenue sharing fees, insurance contract services, and fees earned through a co-branded credit card with a major credit card company.

Trade Revenue

Trade revenue consists of commissions, charges to clients for the purchase or sale of mutual fund shares, listed and unlisted equity securities and insurance products, principal transactions and investment banking.  Trade revenue is impacted by trading volume, size of trades and market volatility.

PART I

Item 1.	Business, continued

Commissions – Mutual Funds. The Partnership distributes mutual fund shares in continuous offerings and new underwritings.  As a dealer in mutual fund shares, the Partnership receives a dealer’s discount which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of each fund’s prospectus and the amount of the purchase.

Commissions – Equities. The Partnership receives a commission when it acts as an agent for a client in the purchase or sale of listed and unlisted (over-the-counter) securities.  The commission is based on the value of the securities purchased or sold.

Commissions – Insurance Products. The Partnership sells life insurance, long-term care insurance, disability insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its clients through its financial advisors who hold insurance sales licenses.  As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the policies.

Principal Transactions. Revenue is earned from the Partnership's distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, certificates of deposit, unit investment trusts, and government obligations.  The Partnership’s principal trading activities are conducted with other dealers where the Partnership acts as a dealer buying from and selling to its clients.  In principal trading of securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions.  The Partnership maintains securities positions in inventory solely to support its business of buying securities from and selling securities to its retail clients and does not seek to profit by engaging in proprietary trading for its own account.  The related unrealized gains and losses for these securities are recorded within trade revenue.

Revenue which was previously classified as investment banking was reclassified to principal transactions for all periods presented.  Investment banking revenue is primarily derived from the Partnership’s distribution of unit investment trusts and participation in municipal obligations underwriting activities.  Revenue also includes underwriting fee revenue related to underwriting and management fees as well as gross acquisition profit/loss and volume concession revenue, which is earned and collected from the issuer.  The Partnership historically has not, and does not presently engage in other investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to entities.

As of December 31, 2015, the Partnership closed the negotiated municipal obligations underwriting portion of the investment banking business.  The revenue and costs associated with the closure were immaterial.

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

Significant Revenue Source

As of December 31, 2015, the Partnership distributed mutual funds for approximately 70 mutual fund companies.  One company, American Funds Distributors, Inc., represented 20% of the Partnership’s total revenue for the year ended December 31, 2015, which consisted of revenue from trades, asset-based fees and account and activity fees, which are described above.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

PART I

Item 1.	Business, continued

BUSINESS OPERATIONS

Research Department.  The Partnership maintains a Research department to provide specific investment recommendations and market information for clients.  The department supplements its own research with the services of independent research services.  In addition, the Research department provides recommendations for asset allocation, portfolio rebalancing and investment selections for Advisory Solutions accounts.

Client Account Administration and Operations.  The Partnership has an Operations division that is responsible for activities relating to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations.  These activities include receipt, identification and delivery of funds and securities, internal financial controls, accounting and personnel functions, office services, custody of client securities and handling of margin accounts.  The Partnership processes virtually all of its own transactions.

To expedite the processing of orders, the Partnership’s branch offices are linked to the home office locations through an extensive communications network.  Orders for securities are generally captured at the branch electronically, routed to the home office and forwarded to the appropriate market for execution.  The Partnership’s processing following the execution of a security transaction is generally automated.

The volume of transactions the Partnership processes fluctuates considerably.  The Partnership records such transactions and posts its books on a daily basis.  The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various client account information, and cash and security receipts functions.  Home office personnel, including those in the Operations and Compliance divisions, monitor day-to-day operations to determine compliance with applicable laws, rules and regulations.  Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations (“SROs”).

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates.  The Partnership also uses a major bank for custody and settlement of U.S. treasury securities and Government National Mortgage Association), Federal National Mortgage Association and Federal Home Loan Mortgage Corporation issues.

The Canada broker-dealer handles the routing and settlement of client transactions.  In addition, the Canada broker-dealer is a member of the Canadian Depository of Securities (“CDS”) and FundServ for clearing and settlement of transactions.  CDS effects clearing of securities on the Canadian National Stock Exchange, Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”).  Client securities on deposit are also held with CDS and National Bank Correspondent Network.

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

The Canada broker-dealer has an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by clients in their retirement accounts.  The Canada broker-dealer is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting and statements.

Employees.  The Partnership’s financial advisors are employees (or general partners of the Partnership).  As of December 31, 2015, the Partnership had approximately 41,000 full and part-time employees and general partners, including its 14,508 financial advisors.  The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership.

Employees of the Partnership in the U.S. are bonded under a blanket policy.  The Partnership has an aggregate annual coverage of $50,000,000 subject to deductibles.  Employees of the Partnership in Canada are bonded under a blanket policy as required by the Investment Industry Regulation Organization of Canada (“IIROC”).  The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a deductible.

The Partnership maintains a comprehensive initial training program for prospective financial advisors which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, U.S. trainees study Series 7 and Series 66 examination materials and take the examinations.  In Canada, financial advisors have the requisite examinations completed prior to being hired.  After passing the requisite examinations, trainees complete a comprehensive training program in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations.  This training includes reviewing investments, compliance requirements, office procedures, and understanding client needs, as well as establishing a base of potential clients.  To complete the initial comprehensive training program, the trainees return to a home office training facility for additional training.  Later in their careers, the financial advisors attend additional training at home office.  In addition, the Partnership offers periodic continuing training to its experienced financial advisors for the entirety of their careers.  Training programs for the more experienced financial advisors continue to focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and profit sharing and 401(k) plan, are competitive with those offered by other firms principally engaged in the securities business.

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with some firms now providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients.  Clients are able to transfer their business to competing organizations at any time.  There is also intense competition among firms for financial advisors.  The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of turnover of financial advisors is in line with comparable firms.

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

The SEC is the U.S. agency responsible for the administration of the federal securities laws.  Its mission is to protect investors, maintain fair, orderly and efficient markets, and facilitate capital formation.  Edward Jones is registered as a broker-dealer with the SEC.  Edward Jones is subject to periodic examinations by the SEC, review by a designated examining authority, and certain periodic and ad hoc reporting requirements of securities and customer funds.  Much of the regulation of broker-dealers has been delegated to SROs, principally FINRA, by the SEC.  FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

Securities firms are also subject to regulation by state securities commissions and insurance regulators in those states in which they conduct business.  Since Edward Jones is registered as a broker-dealer and sells insurance products in all 50 states, Puerto Rico, the U.S. Virgin Islands and the District of Columbia, Edward Jones is subject to state regulation in all of these states and territories.

The SEC, SROs and state authorities may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.  Edward Jones has in the past been, and may in the future be, the subject of regulatory actions by various agencies that have the authority to regulate its activities (see Part I, Item 3 – Legal Proceedings for more information).

As an investment dealer in all provinces and territories of Canada, Edward Jones' Canada broker-dealer is subject to provincial, territorial and federal laws.  All provinces and territorial jurisdictions have established securities administrators to fulfill the administration of securities laws.  Edward Jones' Canada broker-dealer is also subject to the regulation of the Canada SRO, IIROC, which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada.  IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

In addition, Edward Jones, OLV and Passport Research are subject to the rules and regulations promulgated under the Investment Advisers Act of 1940 (“Investment Advisers Act”), which requires investment advisers to register with the SEC.  Edward Jones, OLV and Passport Research are registered investment advisers.  The rules and regulations promulgated under the Investment Advisers Act govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct.  Edward Jones, OLV and Passport Research are subject to periodic examinations by the SEC which is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act.

Pursuant to U.S. federal law, Edward Jones as a broker-dealer belongs to the Securities Investors Protection Corporation (“SIPC”).  For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities in a client's account, with a maximum of $250,000 for cash claims.  Pursuant to IIROC requirements, the Canada broker-dealer belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency.  For clients in Canada, CIPF limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

The Partnership currently maintains additional protection for U.S. clients provided by Underwriters at Lloyd’s.  The additional protection contract provided by Underwriters at Lloyd’s protects clients’ accounts in excess of the SIPC coverage subject to specified limits.  This policy covers theft, misplacement, destruction, burglary, embezzlement or abstraction of cash and client securities up to an aggregate limit of $900,000,000 (with maximum cash coverage limited to $1,900,000 per client) for covered claims of all U.S. clients of Edward Jones.  Market losses are not covered by SIPC or the additional protection.  In addition, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit for U.S. clients pursuant to the Customer Protection Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”).

PART I

Item 1.	Business, continued

Additional legislation, changes in rules promulgated by the SEC, the Department of Labor ("DOL") and SROs, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers and investment advisers.  With the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the SEC has been directed to study existing practices in the industry and granted discretionary rulemaking authority to establish, among other things, comparable standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients and such other clients as the SEC provides by rule.  The SEC may engage in rulemaking or issue interpretive guidance concerning the standard of conduct for broker-dealers and investment advisers.  FINRA or other regulatory authorities may also issue rules related to the Dodd–Frank Act.  In addition, the DOL has published a proposed rule on the definition of the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act.  The Partnership cannot predict at this time what impact such rulemaking activities will have on the Partnership or its operations.

Trust Regulation of EJTC and Regulation of JFC as EJTC’s Parent.  EJTC is a federally chartered savings and loan association that operates under a limited purpose “trust-only” charter, which generally restricts EJTC to acting solely in a trust or fiduciary capacity.  EJTC and JFC are subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”).

Uniform Net Capital Rule.  As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Uniform Net Capital Rule”) which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients.  The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method.  Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate debit items, as defined under the Customer Protection Rule.  The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned.  Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation.  Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

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

PART I

Item 1.	Business, continued

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and any rules promulgated by the DOL; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Part I, Item 1A – Risk Factors.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

General political and economic conditions and events such as U.S. fiscal monetary policy, economic recession, natural disasters, terrorist attacks, war, changes in local economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets.  The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature.  Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile.  Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

As the Partnership’s composition of net revenue becomes more heavily weighted towards asset-based fee revenue, a decrease in the market value of assets can have a greater negative impact on the Partnership’s financial results than experienced in prior years, due to the fact that asset-based fees are earned on the value of the underlying client assets.

Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership.

In addition, the Partnership could experience a material reduction in volume and lower securities prices in times of unfavorable economic conditions, which would result in lower trade revenue, decreased margins and losses in dealer inventory accounts and syndicate positions.  This would have a material adverse impact on the profitability of the Partnership’s operations.

Furthermore, if the market were to experience a downturn or the economy were to enter into a recession, the Partnership would be subject to increased risk of its clients being unable to meet their commitments, such as margin obligations.  If clients are unable to meet their margin obligations, the Partnership has an increased risk of losing money on margin transactions and incurring additional expenses defending or pursuing claims.  Developments such as lower revenues and declining profit margins could reduce or eliminate the Partnership’s profitability.

PART I

Item 1A.	Risk Factors, continued

Legislative and Regulatory Initiatives — Proposed, potential and recently enacted federal and state legislation, rules and regulations could significantly impact the regulation and operation of the Partnership and its subsidiaries.  In addition, such laws, rules and regulations may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs.  The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years.  The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.  The Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted legislation and rules (“Legislative and Regulatory Initiatives”), including, but not limited to:

The Dodd-Frank Act.  The Dodd-Frank Act, signed into law in July 2010, includes provisions that could potentially impact the Partnership’s operations.  Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact material changes to its operations.  However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact they may have on the financial services industry, the Partnership and its operations.  Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new SRO to regulate investment advisers could be proposed.  In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions.  Proposed rules related to all of these provisions have not yet been adopted by regulators.  The Partnership cannot predict what impact any such rules, if adopted, would have on the Partnership.

Department of Labor Fiduciary Rule Proposal.  In 2010, the DOL proposed a modification to a rule that would have impacted the Employee Retirement Income Security Act’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices.  In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future.  On April 20, 2015, the DOL published in the Federal Register its proposed rule on the definition of the term "fiduciary" and exemptions related thereto.  As proposed, the rule would impact qualified accounts, specifically, IRAs and other retirement accounts.  The DOL held public hearings on the proposed rule in August 2015.

At this time, the DOL has not published a final rule and has publicly expressed there will be changes to the proposal in the final rule.  As proposed, the rule would impact a significant portion of client assets under care.  As proposed, the rule would have a material impact on the Partnership's results of operations.  In addition, the Partnership is committing significant resources to be prepared for the opportunities and challenges that will arise as a result of the final rule.  We are not able to predict how the final DOL rules may differ from the proposed rules.  As such, the Partnership cannot predict at this time the full extent of any adverse impact on our operating results or the overall financial services industry.

Health Care Reform.  The Patient Protection and Affordable Care Act, which was signed into law in March, 2010, amended and revised by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”).  The Affordable Care Act contains provisions that will be implemented over the next several years that may impact the Partnership.  The Partnership is not yet able to determine the full potential financial impact of the Affordable Care Act.

Money Market Mutual Funds.  The SEC adopted amendments to the rules that govern money market mutual funds in July 2014.  The amendments preserve stable net asset value for certain retail funds and government funds.  The amendments also impose, under certain circumstances, liquidity fees and redemption gates on non-government funds.  The Partnership continues to evaluate the impact of these amendments on its operations and to consider the implementation of policies and procedures to address the amendments.

PART I

Item 1A.	Risk Factors, continued

These Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity.  Regulatory changes or changes in the law could increase compliance costs which would adversely impact our profitability.  However, the Partnership cannot presently predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

Competition — The Partnership is subject to intense competition for clients and personnel, and many of its competitors have greater resources.

All aspects of the Partnership’s business are highly competitive.  The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies.  Many of these organizations have substantially greater capital and additional resources, and some entities offer a wider range of financial services.  Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing.  Also, the Partnership continues to compete with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with some firms now providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients.  Clients are able to transfer their business to competing organizations at any time.  The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide tailored solutions may be impacted by the evolving financial services industry and client needs.  If financial advisors do not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability.  Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

Competition among financial services firms also exists for financial advisors and other personnel.  The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees.  In addition, the Partnership's business is dependent on financial advisors' ability to attract and retain clients and assets.  If the Partnership’s profitability decreases, then bonuses paid to financial advisors and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors.  In addition, during an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.

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

The vast majority of the Partnership’s branch offices are staffed by a single financial advisor and a branch office administrator.  Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches.  The Partnership’s primary supervisory activity is conducted from its home offices.  Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors.  Furthermore, the Partnership may be exposed to further losses if additional time elapses before its supervisory personnel detect problem activity.

PART I

Item 1A.	Risk Factors, continued

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

Inability to Achieve Financial Advisor Growth Rate — If the Partnership is unable to fully achieve its goals for hiring financial advisors or the attrition rate of its financial advisors is higher than its expectations, the Partnership may not be able to meet its planned growth rates or maintain its current number of financial advisors.

Historically, during times of market volatility it is more difficult for the Partnership to attract qualified applicants for financial advisor positions.  In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors.  During times of market volatility, current financial advisors can be less effective in recruiting potential new financial advisors through referrals.

Regardless of the presence of market volatility, the Partnership has not historically been able to consistently meet its growth objectives.  There can be no assurance that the Partnership will be able to grow at desired rates in future periods or maintain its current number of financial advisors.

A significant number of the Partnership’s financial advisors have been licensed as brokers for less than three years.  As a result of their relative inexperience, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses.  Consequently, the Partnership has periodically experienced higher rates of attrition, particularly with respect to the less experienced financial advisors and especially during times of market volatility.  The Partnership generally loses more than half of its financial advisors who have been licensed for less than three years.  The Partnership may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors.  There can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

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

Increased Financial Advisor Compensation — Compensation paid to new financial advisors, as well as current financial advisors participating in a retirement transition plan, could negatively impact the Partnership’s profitability and capital if the increased compensation does not help retain financial advisors and clients.

In order to attract candidates to become financial advisors, the Partnership provides new financial advisors a minimum base compensation, as well as a bonus based on the amount of new assets gathered, during the first three years as a financial advisor.  The intent is to attract a greater number of high quality recruits with an enhanced level of base compensation in order to meet the Partnership’s growth objectives and to serve more clients.  If financial advisor base compensation does not result in a corresponding increase in the level of productivity and retention rate of these financial advisors, then this additional compensation could negatively impact the Partnership’s financial performance in future periods.

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

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks.  The Partnership is, from time to time, subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as the SROs of which it is a member, including FINRA.  Such matters have in the past, and could in the future, lead to formal actions, which may impact the Partnership’s business.  In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other significant litigation such as class action suits.  Over time, there has been increasing litigation involving the securities industry, including class action suits that generally seek substantial damages.

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

Reliance on Third Parties — The Partnership’s dependence on third-party organizations exposes the Partnership to disruption if their products and services are no longer offered or supported or develop defects.

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

The Partnership is particularly dependent on Broadridge, which acts as the Partnership’s primary vendor for providing accounting and record-keeping for client accounts in both the U.S. and Canada.  The Partnership’s communications and information systems are integrated with the information systems of Broadridge.  There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise.  The Partnership also utilizes the sub-accounting functionality of The Bank of New York Mellon Corporation (“BNY Mellon”) for mutual fund investments held by the Partnership’s clients.  BNY Mellon’s sub-accounting technology solution enables the Partnership to provide fund shareholder accounting services to mutual funds.  Consequently, any new computer systems or software packages implemented by these third parties which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by these third parties as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies and/or SROs.

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

There is no assurance Canada operations will ultimately become profitable.  For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

Capital Requirements; Uniform Net Capital and Customer Protection Rules — The Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership’s ability to engage in certain activities which are crucial to its business.

Adequacy of capital is vitally important to broker-dealers, and lack of sufficient capital may limit the Partnership’s ability to compete effectively.  In particular, lack of sufficient capital or compliance with the Uniform Net Capital Rule may limit Edward Jones’ ability to commit to certain securities activities such as underwriting and trading, which require significant amounts of capital, its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital.  FINRA regulations and the Uniform Net Capital Rule may restrict Edward Jones’ ability to expand its business operations, including opening new branch offices or hiring additional financial advisors.  Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones’ ability to expand or even maintain its present levels of business.  In addition, pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit for U.S. clients.  Increased regulations for the banking industry may impact the Partnership's ability to find institutions to place those segregated client funds.

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

Liquidity, or ready access to funds, is essential to the Partnership’s business.  A tight credit market environment could have a negative impact on the Partnership’s ability to maintain sufficient liquidity to meet its working capital needs.  Short-term and long-term financing are two sources of liquidity that could be affected by a tight credit market.  In a tight credit market, lenders may reduce their lending to borrowers, including the Partnership.  There is no assurance that financing will be available at attractive terms, or at all, in the future.  A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.  In addition, there is increased focus by regulators on the importance of effective liquidity risk management practices.

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

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  Additionally, in limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan.  Loans made by the Partnership to general partners are generally for a period of one year, but are expected to be renewed and bear interest at an interest rate defined in the loan documents.  The Partnership has full recourse against any general partner that defaults on his or her Partnership loan obligations.  However, there is no assurance that general partners will be able to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity.  If general partners are unable to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity, the Partnership could be adversely impacted.

Upgrade of Technological Systems — The Partnership will engage in significant technology initiatives in the future which may be costly and could lead to disruptions.

From time to time, the Partnership has engaged in significant technology initiatives and expects to continue to do so in the future.  Such initiatives are not only necessary to better meet the needs of the Partnership’s clients, but also to satisfy new industry standards and practices, better secure the transmission of clients’ information on the Partnership’s systems, and improve operational efficiency.  With any major system replacement, there will be a period of education and adjustment for the branch and home office employees utilizing the system.  Following any upgrade or replacement, if the Partnership’s systems or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage.  Further, the inability of the Partnership’s systems to accommodate a significant increase in volume of transactions also could constrain its ability to expand its business.

Interest Rate Environment — The Partnership’s profitability is impacted by a low interest rate environment.

A low interest rate environment adversely impacts the interest income the Partnership earns from clients’ margin loans, the investment of excess funds, and securities the Partnership owns, as well as the fees earned by the Partnership through its minority ownership in Passport Research, which is the investment adviser for two money market funds made available to the Partnership's clients.  While a low interest rate environment positively impacts the Partnership’s expenses related to liabilities that finance certain assets, such as amounts payable to clients and other interest-bearing liabilities, its interest-bearing liabilities are less impacted by short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to a low interest rate environment than interest expense.

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

PART I

Item 1A.	Risk Factors, continued

Lack of Capital Permanency — Because the Partnership’s capital is subject to mandatory redemption either upon the death or withdrawal request of a partner, the capital is not permanent and a significant mandatory redemption could lead to a substantial reduction in the Partnership’s capital, which could, in turn, have a material adverse effect on the Partnership’s business.

Under the terms of the Partnership Agreement, a partner’s capital is redeemed upon death.  In addition, partners may request withdrawals from their capital accounts, subject to certain limitations on the timing of those withdrawals.  Accordingly, the Partnership’s capital is not permanent and is dependent upon current and future partners to both maintain their existing capital and make additional capital contributions in the Partnership.  Any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.  The Managing Partner may decline a withdrawal request if that withdrawal would result in the Partnership violating any agreement, such as a loan agreement, or any applicable laws, rules or regulations.

Under the terms of the Partnership Agreement, limited partners who request the withdrawal of their capital are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner.  The capital of general partners requesting the withdrawal of capital from the Partnership may be converted to subordinated limited partner capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  The capital of subordinated limited partners requesting withdrawal of their subordinated limited partnership capital is repaid in six equal annual installments beginning no earlier than 90 days after their request for withdrawal is received by the Managing Partner.  The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.  Redemptions upon the death of a partner are generally required to be made within six months of the date of death.  Due to the nature of the redemption requirements of the Partnership's capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”).  If the Partnership’s capital declines by a substantial amount due to death or withdrawal, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

Underwriting, Syndicate and Trading Position Risks — The Partnership engages in underwriting activities and maintains inventory in securities, both of which can expose the Partnership to material losses and liability.

Participation as a manager or syndicate member in the underwriting of securities subjects the Partnership to substantial risk.  As an underwriter, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against it as an underwriter under federal and state securities laws.  Over the past several years, there has been increased litigation in these areas.

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

The Partnership relies heavily on communications and information systems to conduct its business.  The Partnership’s home office facilities and its existing computer system and network, including its backup systems, are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, cybersecurity attacks, computer viruses and other malicious code, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s information technology system, market disruptions due to third-party technology errors, and similar events.  The risk of these types of events occurring has grown recently due to increased use of the internet and mobile devices, as well as increased sophistication of external parties who may attempt to cause harm.  The Partnership has not experienced any material losses relating to cybersecurity attacks or other information security breaches.  The Partnership has processes in place designed to safeguard and monitor against business interruptions, cyberattacks or other disruptions.  However, there can be no assurance the Partnership will not suffer such losses in the future.  Such an event could substantially disrupt the Partnership’s business by causing physical harm to its home office facilities and its technological systems, jeopardizing the Partnership’s, its clients’ or third parties’ confidential information, or causing interruptions or malfunctions in the Partnership’s, its clients’ or third parties’ operations.  In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption or cybersecurity attack.

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

Investment Advisory Activities — The Partnership’s investment advisory businesses may be affected by the investment performance of its portfolios and operational risks associated with the size of the program.

Poor investment returns, due to either general market conditions or underperformance of programs constructed by the Partnership (relative to the programs of the Partnership’s competitors or to benchmarks) may affect the Partnership's ability to retain existing assets under care and to attract new clients or additional assets from existing clients.  Should there be a reduction in assets under care in programs which generate asset-based fees the Partnership will experience a decrease in net revenue.

PART I

Item 1A.	Risk Factors, continued

Based on the current size of the investment advisory program, it may experience concentration risks associated with the level and percentage of holdings in individual funds within the program which could result in additional operational and regulatory risks for the Partnership.  As a result of the size of the program, the Partnership is also exposed to that risk that trading volumes and program activity could impact the Partnership's ability to process transactions in a timely manner.

Proprietary Mutual Funds — The Partnership’s business may be affected by operational risks, investment performance and the heightened regulatory requirements it faces as a result of sponsoring proprietary mutual funds and managing sub-advisers and other third party service providers.

As a sponsor and investment adviser to proprietary mutual funds, the Partnership, through its ownership of OLV, may experience additional operational risk and regulatory requirements attributed to its responsibility to oversee the investment management of the funds.  Due to the size and number of sub-advisers within proprietary mutual funds, there is a heightened risk associated with the Partnership's ability to perform ongoing due diligence and supervision.  Poor investment returns, due to either general market conditions or underperformance, of proprietary mutual funds may affect the Partnership's ability to expand the Trust, develop new mutual funds, attract new client assets, and retain existing client assets.

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

Sufficiency of Distributions to Repay Financing — Limited partners may finance their purchase of the Interests with a bank loan.  The Partnership does not guarantee those loans and distributions may be insufficient to pay the interest or principal due on the loans.

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

Status As Partner For Tax Purposes and Tax Risks — Limited partners are subject to income tax liabilities on the Partnership’s income, whether or not income is distributed, and may have an increased chance of being audited.  Limited partners may also be subject to passive loss rules as a result of their investment.

Limited partners are required to file tax returns and pay income tax in those states and foreign jurisdictions in which the Partnership operates, as well as in the limited partner’s state of residence or domicile.  Limited partners are liable for income taxes on their pro rata share of the Partnership’s taxable income.  The amount of income the limited partner pays tax on can significantly exceed the net income earned on the Interests and the income distributed to such limited partner, which results in a disproportionate share of income being used to pay taxes.  The Partnership’s income tax returns may be audited by government authorities, and such audit may result in the audit of the returns of the limited partners (and, consequently, an amendment of their tax returns).

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

PART I

Item 1A.	Risk Factors, continued

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

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “Plan”).  On January 2, 2015, the Partnership issued $292 million of Interests in connection with the Plan.  In addition, on January 4, 2016, the Partnership issued additional Interests to individuals participating in retirement transition plans pursuant to the Plan.  The remaining $58 million of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future.  The issuance of Interests will reduce the percentage of participation in net income by general partners, subordinated limited partners and pre-existing limited partners.

Any issuance of additional Interests will decrease the Partnership’s net interest income by the 7.5% Payment for any such additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence.  Accordingly, the issuance of additional Interests will reduce the Partnership’s net interest income and profitability.

In 2015, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement).  Retention for 2016 is expected to remain at a similar level as 2015.  Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners.  There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future.  In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income and any additional issuance of general partnership capital reduces the income allocated to limited partners.

PART I

Item 1A.	Risk Factors, continued

Limitation of Liability; Indemnification — The Partnership Agreement limits the liability of the Managing Partner and general partners by indemnifying them under certain circumstances, which may limit a limited partner’s rights against them and could reduce the accumulated profits distributable to limited partners.

The Partnership Agreement provides that none of the general partners, including the Managing Partner, will be liable to any person for any acts or omissions performed or omitted by such partner on behalf of the Partnership (even if such action, omission or failure to act constituted negligence) as long as such partner has (a) not committed fraud, (b) acted in subjective good faith or in a manner which did not involve intentional misconduct, a knowing violation of law or which was grossly negligent, and (c) not derived improper personal benefit.

The Partnership also must indemnify any general partner, including the Managing Partner, from any claim in connection to acts or omissions performed in connection with the business of the Partnership and from costs or damages stemming from a claim attributable to acts or omissions by such partner, unless such act or omission was not in good faith on behalf of the Partnership, was not in a manner reasonably believed by the partner to be within the scope of his or her authority, and was not in the best interests of the Partnership.  The Partnership does not have to indemnify any general partner, including the Managing Partner, in instances of fraud, for acts or omissions not in good faith or which involve intentional misconduct, a knowing violation of the law, or gross negligence, or for any acts or omissions where such partner derived improper personal benefit.

As a result of these provisions, the limited partners have more limited rights against such partners than they would have absent the limitations in the Partnership Agreement.  Indemnification of the general partners could deplete the Partnership’s assets unless the Partnership's indemnification obligation is covered by insurance, which the Partnership may or may not obtain, or which insurance may not be available at a reasonable price or at all or in an amount sufficient to cover the indemnification obligation.  The Partnership Agreement does not provide for indemnification of limited partners.

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

Foreign Exchange Risk For Canada Residents — Each foreign limited partner has the risk that he or she will lose value on his or her investment in the Interests due to fluctuations in the applicable exchange rate; furthermore, foreign limited partners may owe tax on a disposition of the Interests solely as the result of a movement in the applicable exchange rate.

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

In addition, changes in exchange rates could have an impact on Canadian federal income tax consequences for a limited partner, if such limited partner is a resident in Canada for purposes of the Income Tax Act (Canada).  The disposition by such limited partner of an Interest, including as a result of the withdrawal of the limited partner from the Partnership or the Partnership’s dissolution, may result in the realization of a capital gain (or capital loss) by such limited partner.  The amount of such capital gain (or capital loss) generally will be the amount, if any, by which the proceeds of disposition of such Interest, less any reasonable costs of disposition, each expressed in Canadian currency using the exchange rate on the date of disposition, exceed (or are exceeded by) the adjusted cost base of such Interest, expressed in Canadian currency using the exchange rate on the date of each transaction that is relevant in determining the adjusted cost base.  Accordingly, because the exchange rate for those currencies may fluctuate between the date or dates on which the adjusted cost base of a limited partner’s Interest is determined and the date on which the Interest is disposed of, a Canadian-resident limited partner may realize a capital gain or capital loss on the disposition of his or her Interest solely as a result of fluctuations in exchange rates.

PART I

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona.  As of December 31, 2015, the Partnership’s U.S. home office consisted of 14 separate buildings totaling approximately 2.0 million square feet.

Of the 14 U.S. home office buildings, one building is leased through an operating lease and the remaining 13 are owned by the Partnership.  The land for the Tempe, Arizona campus is leased.  In addition, the Partnership leases its Canada home office facility in Mississauga, Ontario through an operating lease.  The Partnership also maintains facilities in 12,482 branch locations as of December 31, 2015, which are located in the U.S. and Canada and are predominantly rented under cancelable leases.  See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 11 and 14 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of its business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations and SROs.

Countrywide. In the past several years, there have been five cases filed against Edward Jones (in addition to numerous other issuers and underwriters) asserting various claims under the U.S. Securities Act of 1933 (the “Securities Act”) in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007, four of which have appeals that are currently pending.

Three of these cases were purported class actions (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007 in the Superior Court of the State of California, County of Los Angeles; Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010 in the U.S. District Court for the Central District of California; and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010 in the Superior Court of the State of California, County of Los Angeles) filed against numerous issuers and underwriters, including Edward Jones. The plaintiffs sought compensatory damages and reasonable costs and fees, including attorneys’ and experts’ fees. The U.S. District Court for the Central District of California granted final approval of a settlement for these three cases on December 6, 2013. The approved settlement is not expected to have a material adverse impact on the Partnership’s consolidated financial condition. On January 14, 2014, some objectors to the settlement filed a notice of appeal of the Court’s final judgment and dismissal, and the appeal is currently pending in the U.S. Court of Appeals for the Ninth Circuit.

On August 10, 2012, the FDIC, in its capacity as receiver for Colonial Bank, filed a separate lawsuit (FDIC v. Countrywide Securities Corporation, Inc., et al.) in the U.S. District Court for the Central District of California against numerous issuers and underwriters, including Edward Jones. The plaintiff sought compensatory damages and attorneys’ fees and costs. On April 8, 2013, the Court dismissed this case based on statute of limitations grounds. The FDIC filed a notice of appeal of the Court’s dismissal on October 3, 2013 and filed their opening brief on April 6, 2015.  The appeal is currently pending in the U.S. Court of Appeals for the Ninth Circuit.

PART I

Item 3.	Legal Proceedings, continued

Daniel Ezersky, individually and on behalf of all others similarly situated. On March 14, 2013, Edward Jones was named as a defendant in a putative class action lawsuit in the Circuit Court of St. Louis County, Missouri. The petition alleged that Edward Jones breached its fiduciary duties and was unjustly enriched through the use of an online life insurance needs calculator that plaintiff claims inflated the amount of insurance he needed. The plaintiff sought damages on behalf of Missouri residents who purchased certain life insurance products from Edward Jones between March of 2008 and the present, including: actual damages, or alternatively, judgment in an amount equal to profits gained from the sale of term, whole life or universal life insurance to plaintiff/damages class; punitive damages; injunctive relief; costs, including reasonable fees and expert witness expenses; and reasonable attorneys’ fees. On August 18, 2014, Edward Jones filed a motion for summary judgment, which was subsequently granted by the Court. Plaintiff filed a notice of appeal, and the Missouri Court of Appeals for the Eastern District affirmed summary judgment on October 20, 2015.  On January 26, 2016, the Supreme Court of Missouri denied the plaintiff's application to transfer the case.

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

Mutual Fund Share Class Waivers. On May 5, 2015, FINRA’s Enforcement Department advised Edward Jones that it was investigating whether any violations of the federal securities laws or rules have occurred with respect to mutual fund purchases and sales charge waivers for certain retirement plan and charitable organization accounts.  As previously disclosed, on October 26, 2015, Edward Jones, without admitting or denying the findings, entered into a settlement agreement with FINRA in connection with this investigation. On June 12, 2015, the Division of Enforcement of the SEC informed Edward Jones that it is also investigating this matter. The SEC’s review is ongoing. Consistent with its practice, Edward Jones is cooperating fully with the SEC with respect to its investigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited.  As of February 26, 2016, the Partnership was composed of 19,790 limited partners and 391 subordinated limited partners.

On January 4, 2016, the Partnership issued an aggregate of $370,500 of Interests to certain retired associates of Edward Jones for aggregate consideration of $370,500 in a private placement in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

	For the years ended December 31,
($ millions, except per unit information and units outstanding)	2015	2014	2013	2012	2011

Net revenue	$6,619	$6,278	$5,657	$4,965	$4,510

Income before allocations to partners	$838	$770	$674	$555	$482

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$131.42	$129.40	$121.12	$109.84	$104.66

Weighted average $1,000 equivalent limited partnership units outstanding	921,747	636,481	644,856	655,663	668,450

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2015	2014	2013	2012	2011

Total assets	$16,356	$14,770	$13,795	$13,042	$9,584

Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption	$13,746	$12,552	$11,664	$10,959	$7,528

Subordinated liabilities	—	—	50	100	150

Partnership capital subject to mandatory redemption	2,610	2,218	2,081	1,983	1,906

Total liabilities	$16,356	$14,770	$13,795	$13,042	$9,584

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, listed and unlisted equities and insurance products, and principal transactions.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of partnership loans.

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

	For the years ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue:
Fee revenue:
Asset-based	$3,399	$3,089	$2,523	10%	22%
Account and activity	690	617	568	12%	9%
Total fee revenue	4,089	3,706	3,091	10%	20%
% of net revenue	62%	59%	55%
Trade revenue	2,425	2,460	2,439	-1%	1%
% of net revenue	37%	39%	43%
Net interest and dividends	83	80	75	4%	7%
Other revenue	22	32	52	-31%	-38%
Net revenue	6,619	6,278	5,657	5%	11%
Operating expenses	5,781	5,508	4,983	5%	11%
Income before allocations to partners	$838	$770	$674	9%	14%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$113.6	$112.8	$107.9	1%	5%
Advisory programs ($ billions)	$13.8	$19.8	$18.8	-30%	5%
Client households at year end	5.0	4.7	4.6	6%	2%
Net new assets for the year ($ billions) (2)	$49.2	$52.3	$41.2	-6%	27%
Client assets under care:
Total:
At year end ($ billions)	$876.5	$866.2	$787.1	1%	10%
Average ($ billions)	$881.3	$831.6	$726.4	6%	14%
Advisory programs:
At year end ($ billions)	$142.2	$136.9	$115.6	4%	18%
Average ($ billions)	$142.4	$127.7	$101.0	12%	26%
Financial advisors (actual):
At year end	14,508	14,000	13,158	4%	6%
Average	14,294	13,557	12,784	5%	6%
Attrition %	9.7%	8.9%	9.4%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	17,425	17,823	16,577	-2%	8%
Average for year	17,587	16,778	15,010	5%	12%
S&P 500 Index (actual):
At year end	2,044	2,059	1,848	-1%	11%
Average for year	2,061	1,931	1,644	7%	17%

(1)

Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues.  Client dollars invested related to advisory programs revenue represents the net inflows of client dollars into the programs.

(2)

Net new assets represents cash and securities inflows and outflows from new and existing clients.  In the fourth quarter of 2014, net new assets was revised to exclude mutual fund capital gain distributions received by U.S. clients.  Previously reported amounts were recast to conform to the current definition.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2015 versus 2014 Overview

The Partnership experienced strong financial results during 2015 compared to 2014, including record net revenue and income before allocations to partners.  Results benefitted from net new assets and market conditions.  Despite market volatility, the average S&P 500 Index increased 7% and the average Dow Jones Industrial Average increased 5%.  However, results began to soften beginning in September 2015 due to market declines.

The Partnership’s key performance measures were strong during 2015 and financial advisors attracted $49.2 billion in net new assets.  Average client assets under care grew 6% to $881.3 billion for the year ended December 31, 2015, which included a 12% increase in the advisory programs’ average assets under care to $142.4 billion.  The inflow of client dollars into advisory programs was $13.8 billion for 2015 compared to $19.8 billion in 2014 as the programs continue to mature.

Net revenue increased 5% to $6.6 billion in 2015.  This increase was led by a 10% increase in total fee revenue, primarily due to higher levels of asset values on which fees were earned, driven by the continued investment of client dollars into advisory programs and increases in average market values.  The rate of growth slowed beginning in September 2015 and continued for the remainder of 2015 due to market declines and fewer client dollars invested.

Operating expenses increased 5% in 2015 compared to 2014, primarily due to increased compensation expense for financial advisors, due to higher revenues on which they are paid, and for home office and branch associates, due to an increase in the number of personnel.

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $838, a 9% increase over 2014.

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

Overall, the increase in net revenue, partially offset by the increase in operating expenses, generated income before allocations to partners of $770, a 14% increase over 2013.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% in 2015 to $4,089 and 20% in 2014 to $3,706.  The increases in fee revenue for both 2015 and 2014 were primarily due to growth of market value of client assets and continued investment in advisory programs.  A discussion of fee revenue components follows.

Asset-based

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Asset-based fee revenue:
Advisory programs fees	$1,955	$1,732	$1,368	13%	27%
Service fees	1,211	1,129	959	7%	18%
Revenue sharing	184	184	155	—	19%
Trust fees	40	39	34	3%	15%
Cash solutions	9	5	7	80%	-29%
Total asset-based fee revenue	$3,399	$3,089	$2,523	10%	22%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$392.2	$363.7	$312.9	8%	16%
Advisory programs	140.9	126.8	100.6	11%	26%
Insurance	73.3	70.4	62.6	4%	12%
Cash solutions	20.1	20.0	19.9	1%	1%
Total client asset values	$626.5	$580.9	$496.0	8%	17%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

2015 vs. 2014 – Asset-based fee revenue increased 10% in 2015 to $3,399 primarily due to greater advisory programs fees and service fees.  The growth in advisory programs and service fees revenue was primarily due to continued investment of client assets and increases in the market value of the underlying assets.  Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership outside of advisory programs.  The inflow of client dollars into advisory programs was $13.8 billion for 2015 compared to $19.8 billion in the prior year as the advisory programs continue to mature.

2014 vs. 2013 – Asset-based fee revenue increased 22% in 2014 to $3,089 primarily due to greater advisory programs fees and service fees.  Advisory programs fee revenue growth was primarily due to increased investment of client dollars into advisory programs and increases in the market value of the underlying assets.  Investment of client dollars includes new client assets and assets converted from existing clients, previously held with the Partnership outside of advisory programs.  Service fees and revenue sharing increased in 2014 due to increases in the market value of the underlying assets as well as continued investment of client dollars into mutual fund products, which includes new client assets.

Advisory programs fees include $30, $8 and $1 for 2015, 2014 and 2013, respectively, for investment advisory fees the Trust pays OLV for performing investment advisory services.  OLV has contractually agreed to waive these fees to the extent such fees exceed the investment advisory fees OLV is contractually obligated to pay the sub-advisers to the funds in the Trust, which are recognized in professional and consulting fees expense.  Thus, while the Partnership anticipates the investment advisory fees earned by OLV to increase as a result of the increase in assets invested in the Trust, there will be no impact on the Partnership's net income.  The Trust added one mutual fund in 2014 and seven mutual funds in 2015.  At its discretion, the Trust may add additional funds in the future.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Account and activity fee revenue:
Shareholder accounting services fees	$424	$385	$350	10%	10%
Retirement account fees	136	126	126	8%	0%
Insurance contract service fees	46	15	—	207%	100%
Other account and activity fees	84	91	92	-8%	-1%
Total account and activity fee revenue	$690	$617	$568	12%	9%

Related metrics:
Average client:
Shareholder accounting holdings serviced	24.2	21.9	19.8	11%	11%
Retirement accounts	5.1	4.6	4.2	11%	10%

2015 vs. 2014 – Account and activity fee revenue increased 12% in 2015 to $690 primarily led by growth in shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced.  Insurance contract service fees are fees earned for administrative support under contracts with certain insurance companies that were primarily entered into in the latter portion of 2014.

2014 vs. 2013 – Account and activity fee revenue increased 9% in 2014 to $617 primarily led by growth in shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced.  The increase in insurance contract service fees was due to new contracts as noted above.  Retirement account fees were flat, even though the number of retirement accounts increased, as more accounts reached the asset level at which fees are waived.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 1% to $2,425 during 2015 and increased 1% to $2,460 during 2014.  The decrease in trade revenue for 2015 was primarily due to a decrease in the margin earned, partially offset by the impact of increased client dollars invested.  The increase in trade revenue for 2014 was primarily due to the impact of increased client dollars invested, partially offset by a decrease in the margin earned.

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Trade revenue(1):
Commissions:
Mutual funds	$1,146	$1,139	$1,167	1%	-2%
Equities	635	636	594	0%	7%
Insurance products	363	393	373	-8%	5%
Total commissions	2,144	2,168	2,134	-1%	2%
Principal transactions	281	292	305	-4%	-4%
Total trade revenue	$2,425	$2,460	$2,439	-1%	1%

Commissions related metrics:
Client dollars invested ($ billions)	$91.8	$91.9	$87.3	0%	5%
Margin per $1,000 invested	$23.3	$23.6	$24.4	-1%	-3%
U.S. business days	252	252	252	—	—

(1)

In conjunction with the 2015 closure of the negotiated municipal obligations underwriting portion of the investment banking business, the Partnership revised the presentation of trade revenue within this table to reclass investment banking to principal transactions.  The revenue and costs associated with the closure were immaterial to the Partnership's Consolidated Financial Statements.  Prior period figures were recast to conform to the new presentation.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions – Mutual funds

2015 vs. 2014 – Mutual funds revenue increased 1% in 2015 to $1,146.  The increase was primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned per $1,000 invested.  As the average trade size of mutual fund transactions increased and additional breakpoints were earned, the margin earned on these transactions decreased, resulting in lower commissions earned per $1,000 invested.

2014 vs. 2013 – Mutual funds revenue decreased 2% in 2014 to $1,139.  The decrease was primarily due to a decrease in the margin earned per $1,000 invested due to larger trade sizes as previously noted.

Commissions – Equities

2015 vs. 2014 – Equities revenue of $635 was essentially flat in 2015 compared to 2014.  The slight decrease was primarily attributable to fewer client dollars invested due to market volatility during the second half of 2015.  Market volatility resulted from external factors, including speculation over the Federal Reserve raising interest rates, volatility in the price of oil and slowing growth in China.

2014 vs. 2013 – Equities revenue increased 7% in 2014 to $636.  The increase was primarily attributable to an increase in client dollars invested due to the continued strong equity market.

Commissions – Insurance Products

2015 vs. 2014 – Insurance revenue decreased 8% in 2015 to $363.  The decrease was primarily due to a decrease in client dollars invested reflecting reduced market demand for insurance products.  Clients shifted their investments to mutual fund and advisory products due to their relatively stronger market performance and the higher cost of insurance products.

2014 vs. 2013 – Insurance revenue increased 5% in 2014 to $393.  The increase was primarily due to an increase in client dollars invested due to strong overall market performance.

Principal Transactions

2015 vs. 2014 – Principal transactions revenue decreased 4% in 2015 to $281.  The decrease was primarily due to a decrease in the margin earned per $1,000 invested.  Client investment purchases continued to shift towards unit investment trusts with shorter maturities, which have lower margins, due to the sustained low interest rate environment.

2014 vs. 2013 – Principal transactions revenue decreased 4% in 2014 to $292.  The decrease was primarily due to a decrease in the margin earned per $1,000 invested as client investment purchases shifted towards products with shorter maturities which have lower margins.  The decrease in revenue was also due to a decline in client dollars invested resulting from a weak fixed income market.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net interest and dividends revenue:
Client loan interest	$125	$110	$108	14%	2%
Short-term investing interest	21	15	14	40%	7%
Other interest and dividends	12	10	12	20%	-17%
Limited partnership interest expense	(69)	(48)	(48)	44%	—
Other interest expense	(6)	(7)	(11)	-14%	-36%
Total net interest and dividends revenue	$83	$80	$75	4%	7%

Related metrics:
Average aggregate client loan balance	$2,738.9	$2,336.5	$2,109.4	17%	11%
Average rate earned	4.58%	4.69%	5.12%	-2%	-8%

Average funds invested	$10,063.1	$9,316.8	$8,764.6	8%	6%
Average rate earned	0.21%	0.16%	0.16%	31%	—

Weighted average $1,000 equivalent limited partnership units outstanding	921,747	636,481	644,856	45%	-1%

2015 vs. 2014 – Net interest and dividends revenue increased 4% in 2015 to $83.  Results reflected a 14% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, slightly offset by a decrease in the average rate earned.  The increase in interest income was offset by a 44% increase in limited partnership interest expense due to the issuance of $292 in Interests in connection with the Plan in January 2015.

2014 vs. 2013 – Net interest and dividends revenue increased 7% in 2014 to $80.  Results reflected a 2% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, partially offset by a decrease in the average rate earned due to new relationship-based pricing.  Results were also positively impacted by a decrease in other interest expense primarily due to lower average debt balances during the current period as a result of debt repayments.

Other Revenue

Other revenue decreased 31% to $22 in 2015 and decreased 38% to $32 in 2014. The fluctuation in both years was primarily attributable to changes in the value of investments held related to the Partnership’s nonqualified deferred compensation plan.  The increase in investment value in 2015 was less than in 2014 due to a relatively smaller increase in market performance during 2015 compared to 2014.  The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability.  As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating expenses:
Compensation and benefits:
Financial advisor	$2,655	$2,535	$2,289	5%	11%
Home office and branch	1,166	1,100	1,028	6%	7%
Variable compensation	820	801	643	2%	25%
Total compensation and benefits	4,641	4,436	3,960	5%	12%
Occupancy and equipment	382	367	356	4%	3%
Communications and data processing	286	289	292	-1%	-1%
Professional and consulting fees	87	59	48	47%	23%
Advertising	69	70	58	-1%	21%
Postage and shipping	51	51	51	—	—
Other operating expenses	265	236	218	12%	8%
Total operating expenses	$5,781	$5,508	$4,983	5%	11%

Related metrics (actual):
Number of branches:
At year end	12,482	12,016	11,647	4%	3%
Average	12,250	11,810	11,510	4%	3%
Financial advisors:
At year end	14,508	14,000	13,158	4%	6%
Average	14,294	13,557	12,784	5%	6%
Branch office administrators(1)(3):
At year end	14,407	14,008	13,444	3%	4%
Average	14,223	13,714	13,309	4%	3%
Home office associates(1)(3):
At year end	5,913	5,621	5,435	5%	3%
Average	5,803	5,573	5,425	4%	3%
Home office associates(1) per 100 financial advisors (average)	40.6	41.1	42.4	-1%	-3%
Branch office administrators(1) per 100 financial advisors (average)	99.5	101.2	104.1	-2%	-3%
Average operating expenses per financial advisor(2)	$161,326	$160,212	$160,435	1%	—

(1)	Counted on a full-time equivalent ("FTE") basis.
(2)

Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation. In 2015, payroll taxes were combined with compensation and benefits and financial advisor salary and subsidy was combined with financial advisor compensation.  The 2014 and 2013 operating expense amounts used in the calculation were recast to conform to the new presentation.

(3)	The methodology used to calculate FTEs was revised at the beginning of 2014. Metrics were updated to conform to the new methodology.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2015 vs. 2014

Operating expenses increased 5% in 2015 to $5,781 primarily due to a $205 increase in compensation and benefits, a $29 increase in other operating expenses primarily related to legal, travel and other expenses, and a $28 increase in professional and consulting fees primarily related to fees paid by OLV to sub-advisers.  The fees paid to sub-advisers are offset by investment advisory fee revenue earned by OLV, resulting in no impact on the Partnership's net income (see further discussion in "Fee Revenue – Asset-based" section above).

Financial advisor compensation increased 5% in 2015 primarily due to an increase in asset-based fee revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and increased participation in the Partnership's compensation initiatives.  The Partnership expects financial advisor compensation to continue to increase as more financial advisors participate in these compensation initiatives, which are intended to attract new, and retain quality financial advisors.  One initiative expected to result in future expense increases is the offering of retirement transition plans to retiring financial advisors in certain circumstances.  Such retirement transition plans offer financial consideration to retiring financial advisors who provide client transition services.

Home office and branch compensation and benefits expense increased 6% in 2015 primarily due to higher wages and healthcare costs, as well as more personnel to support increased client activity and the growth of the Partnership’s financial advisor network.  The average number of both the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4%.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership's profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 2% in 2015 to $820.  In the second half of 2015 variable compensation decreased 8% compared to the second half of 2014 as financial results softened due to market declines and fewer client dollars invested.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs.  In 2015, the average number of the home office associates and BOAs per 100 financial advisors decreased 1% and 2%, respectively.  These ratios reflect the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff.  The average operating expense per financial advisor increased 1% primarily due to increases in home office and branch compensation and benefit expense, partially offset by the impact of spreading those costs over more financial advisors.

2014 vs. 2013

Operating expenses increased 11% in 2014 to $5,508 primarily due to a $476 increase in compensation and benefits, a $12 increase in advertising expense and an $18 increase in other operating expenses.

Financial advisor compensation increased 11% in 2014 primarily due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid, as well as growth in the number of financial advisors and increased participation in the Partnership's compensation initiatives.

Home office and branch compensation and benefits expense increased 7% in 2014 primarily due to higher wages and more personnel to support increased productivity of the Partnership’s financial advisor network.  The average number of both the Partnership’s home office associates and BOAs increased 3%.  Variable compensation increased 25% in 2014 to $801, reflecting the Partnership's strong financial results.

In 2014, the average number of both the home office associates and BOAs per 100 financial advisors decreased 3%.  These ratios reflect the Partnership’s longer term cost management strategy to grow its financial advisor network at a faster pace than its home office and branch support staff.  The average operating expense per financial advisor was flat primarily due to increases in home office associates’ compensation and benefits expenses and branch operating expenses to support the Partnership’s financial advisor network, offset by the impact of spreading those costs over more financial advisors.

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

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of listed and unlisted securities and insurance products, and principal transactions.

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income before variable compensation (“pre-variable income”).  Variable compensation is determined at the Partnership level for profit sharing and home office associate and BOA bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual pre-variable income.  Financial advisor bonuses are determined by the Partnership's overall profitability, as well as the performance of the individual financial advisors.  Both income (loss) before allocations to partners and pre-variable income are considered in evaluating segment performance.

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

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net revenue:
U.S.	$6,432	$6,074	$5,457	6%	11%
Canada	187	204	200	-8%	2%
Total net revenue	6,619	6,278	5,657	5%	11%

Operating expenses (excluding variable compensation):
U.S.	4,782	4,515	4,147	6%	9%
Canada	179	192	193	-7%	-1%
Total operating expenses	4,961	4,707	4,340	5%	8%

Pre-variable income:
U.S.	1,650	1,559	1,310	6%	19%
Canada	8	12	7	-33%	71%
Total pre-variable income	1,658	1,571	1,317	6%	19%

Variable compensation:
U.S.	803	781	626	3%	25%
Canada	17	20	17	-15%	18%
Total variable compensation	820	801	643	2%	25%

Income (loss) before allocations to partners:
U.S.	847	778	684	9%	14%
Canada	(9)	(8)	(10)	-13%	20%
Total income before allocations to partners	$838	$770	$674	9%	14%

Client assets under care ($ billions):
U.S.
At year end	$859.2	$846.9	$768.8	1%	10%
Average	$862.9	$812.4	$708.9	6%	15%
Canada
At year end	$17.3	$19.3	$18.3	-10%	5%
Average	$18.4	$19.2	$17.5	-4%	10%

Net new assets for the year ($ billions):
U.S.	$47.7	$50.7	$40.0	-6%	27%
Canada	$1.5	$1.6	$1.2	-6%	33%

Financial advisors (actual):
U.S.
At year end	13,839	13,287	12,483	4%	6%
Average	13,597	12,856	12,131	6%	6%
Canada
At year end	669	713	675	-6%	6%
Average	697	701	653	-1%	7%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2015 vs. 2014

Net revenue increased 6% in 2015 primarily due to increases in asset-based fee revenue and account and activity fee revenue.  Asset-based fee revenue increased 10% ($301) primarily due to an increase in advisory programs fee revenue of 12% ($214), reflecting the continued growth in client assets.  Account and activity fee revenue increased 12% ($75) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced.

Operating expenses (excluding variable compensation) increased 6% in 2015 primarily due to increases in financial advisor compensation and benefits.  Higher financial advisor compensation was due to increases in revenue on which financial advisor commissions are paid.  Compensation and benefits expense also increased due to wage increases and more personnel to support increased client activity and growth of the Partnership's financial advisor network.

2014 vs. 2013

Net revenue increased 11% in 2014 primarily due to increases in asset-based fee revenue and account and activity fee revenue.  Asset-based fee revenue increased 22% ($552) primarily due to an increase in advisory programs fee revenue of 26% ($360), reflecting the continued growth in client assets.  Account and activity fee revenue increased 9% ($50) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced.  Strong market performance also contributed to overall revenue growth.

Operating expenses (excluding variable compensation) increased 9% in 2014 primarily due to higher financial advisor compensation and benefits.  The increase in financial advisor compensation was due to increases in asset-based fee and trade revenues on which financial advisor commissions are paid.  Compensation and benefits expense increased due to wage increases and more personnel to support increased productivity of the Partnership’s financial advisor network.

Canada

2015 vs. 2014

Net revenue decreased 8% in 2015 primarily due to a decrease in trade revenue, partially offset by an increase in asset-based fee revenue.  Trade revenue decreased 25% ($25) due to decreases in the amount of client dollars invested and the margin earned, primarily from mutual funds.  Asset-based fee revenue increased 13% ($9) due to an increased investment of client dollars in advisory programs.

Operating expenses (excluding variable compensation) decreased 7% in 2015 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid.

As a result, pre-variable income decreased 33% to $8 in 2015.  The Partnership remains focused on achieving profitability in Canada.  This includes several initiatives to increase revenue and control expenses.  Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

2014 vs. 2013

Net revenue increased 2% in 2014 primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 23% ($14) due to an increase in client assets under care resulting from the investment of client dollars and higher market values of the underlying assets.  Trade revenue declined 8% ($9) due to decreases in the margin earned, primarily from mutual funds, and the amount of client dollars invested.

Operating expenses (excluding variable compensation) decreased 1% in 2014.  As a result, pre-variable income increased 71% ($5) in 2014.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives, the Partnership continues to monitor Legislative and Regulatory Initiatives, including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, the DOL fiduciary rule proposal and enacted reforms to the regulation of money market funds.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership derived 75%, 77% and 75% of its total revenue from sales and services related to mutual fund and insurance products in 2015, 2014 and 2013, respectively.  In addition, the Partnership derived from one mutual fund company 20%, 20% and 19% of its total revenue in 2015, 2014 and 2013, respectively.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests pursuant to the Plan.  On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan.  In addition, on January 4, 2016, the Partnership issued additional Interests to individuals participating in retirement transition plans pursuant to the Plan.  The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future.  Proceeds from the Plan are used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors.  The issuance of Interests reduces the Partnership's net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at December 31, 2015, net of reserve for anticipated withdrawals, was $2,348, an increase of $375 from December 31, 2014, which includes proceeds from the issuance of Interests in connection with the Plan in 2015.  This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($85) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($296, $43 and $132, respectively), partially offset by the net increase in Partnership loans outstanding ($20) and redemption of limited partner, subordinated limited partner and general partner interests ($12, $9 and $140, respectively).  During the years ended December 31, 2015, 2014 and 2013, the Partnership retained 13.8% of income allocated to general partners.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements.  In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months.  The Partnership has restrictions in place which govern the withdrawal of capital.  Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner.  The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner.  The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.

The Partnership makes loans available to those general partners (other than members of the Executive Committee) who require financing for some or all of their partnership capital contributions.  It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through partnership loans.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding partnership loan.  Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest received related to these loans.  Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner.  The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership.  The Partnership does not anticipate that partner loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

Partners may also choose to have individual banking arrangements for their partnership capital contributions.  Any bank financing of capital contributions is in the form of unsecured bank loan agreements and is between the individual and the bank.  The Partnership does not guarantee these bank loans, nor can the partner pledge his or her partnership interest as collateral for the bank loan. The Partnership performs certain administrative functions in connection with its limited partners who have elected to finance a portion of their partnership capital contributions through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships.  For all limited partner capital contributions financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the redemption of that individual’s capital account to the repayment of the limited partner's bank loan prior to any funds being released to the partner.  In addition, the partner is required to apply partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan.  Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity.  In addition, partners who finance all or a portion of their capital contributions with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings.  As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

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

	As of December 31, 2015
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total partnership capital(1)	$916	$370	$1,280	$2,566
Partnership capital owned by partners with individual loans	$426	$4	$647	$1,077
Partnership capital owned by partners with individual loans as a percent of total partnership capital	46.5%	1.1%	50.5%	42.0%
Partner loans	$102	$2	$216	$320
Partner loans as a percent of total partnership capital	11.1%	0.5%	16.9%	12.5%
Partner loans as a percent of partnership capital owned by partners with loans	23.9%	50.0%	33.4%	29.7%

(1)	Total partnership capital, as defined for this table, is before the reduction of partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of partnership capital financed with individual loans as indicated in the table above, nor the amount of partner capital withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2015 and 2014:

	2015	2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	365
Total bank lines of credit	$690	$765

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit (“2013 Credit Facility”), which has an expiration date of November 15, 2018.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.  On October 30, 2015, the Partnership's uncommitted lines of credit were reduced by $75 under an agreement with one of the banks.  This reduction was not due to the Partnership's financial condition and this bank still participates in the 2013 Credit Facility.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2015 and 2014.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2015, 2014 and 2013.

For details on covenants related to lines of credit, see discussion in Note 6 to the Consolidated Financial Statements.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of December 31, 2015, the Partnership had $937 in cash and cash equivalents and $843 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled $1,780 of Partnership liquidity as of December 31, 2015, a 7% ($113 million) increase from $1,667 at December 31, 2014.  This increase was primarily due to timing of client cash activity and the resulting requirement for segregation.  The Partnership had $9,982 and $8,848 in cash and investments segregated under federal regulations as of December 31, 2015 and 2014, respectively, which was not available for general use.

Capital Expenditures

The Partnership estimates 2016 capital spending of approximately $75 for construction and facilities improvements at home office locations in St. Louis and various branch offices and for technology upgrades.

Regulatory Requirements

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and capital compliance rules of the FINRA Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital, as defined, equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if the resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals of partnership capital require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by IIROC.  Under the regulations prescribed by IIROC, the Partnership is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2015 and 2014:

	2015	2014	% Change
U.S.:
Net capital	$1,140	$999	14%
Net capital in excess of the minimum required	$1,083	$948	14%
Net capital as a percentage of aggregate debit items	40.1%	38.9%	3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.0%	31.1%	-16%

Canada:
Regulatory risk adjusted capital	$24	$31	-23%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$19	$27	-30%

Net capital and the related capital percentage may fluctuate on a daily basis.  In addition, EJTC was in compliance with regulatory capital requirements.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance-sheet arrangements.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

CONTRACTUAL COMMITMENTS

The following table summarizes the Partnership’s long-term rental commitments as of December 31, 2015.  Subsequent to December 31, 2015, these commitments may have fluctuated based on the changing business environment.  For further disclosure regarding rental commitments, see Note 11 to the Consolidated Financial Statements.

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Rental commitments	$143	$39	$26	$17	$11	$18	$254

In addition to the above table, the Partnership has a revolving unsecured line of credit outstanding as of December 31, 2015 (see Note 6 to the Consolidated Financial Statements).  Additionally, the Partnership would incur termination fees of approximately $113 at December 31, 2015 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Legal Reserves.  The Partnership provides for potential losses that may arise out of various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations and SROs to the extent that such losses can be estimated, in accordance with ASC No. 450, Contingencies.  See Note 12 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items.  The Partnership regularly monitors its exposures for potential losses.  The Partnership’s total liability with respect to litigation and regulatory proceedings represents the best estimate of probable losses after considering, among other factors, the progress of each case, the Partnership’s experience and discussions with legal counsel.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance.  The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB deferred the effective date by one year and ASU 2014-09 will now be effective for the first quarter of 2018.  An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application.  The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which will be effective for the first quarter of 2016.  ASU 2015-02 provides updated guidance on consolidation of variable interest entities.  ASU 2015-02 will not have a material impact on the Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which will be effective for the first quarter of 2018.  ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities.  The Partnership is in the process of evaluating the new standard and does not expect ASU 2016-01 will have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which will be effective for the first quarter of 2019.  ASU 2016-02 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities.  The Partnership is in the process of evaluating the impact of ASU 2016-02.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.7 billion and $10.1 billion for the year ended December 31, 2015, respectively.  The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $90.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $21.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell.  These investments earned interest at an average rate of approximately 21 basis points (0.21%) in 2015, and therefore the financial dollar impact of further decline in rates would be minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the Edward Jones money market funds is also impacted by changes in interest rates.  As discussed in Part I, Item 1 - Business, as a 49.5% limited partner of Passport Research, the investment adviser for two money market funds made available to Edward Jones clients, the Partnership receives a portion of the income of Passport Research.  Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds.  This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $100 for each of the years ended December 31, 2015, 2014 and 2013, respectively, and is expected to continue at that level in future periods, based upon the current interest rate environment.  Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements Included in this Item

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

As of the end of the Partnership’s 2015 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2015 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015.

PART II

Item 8.Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.

In our opinion, the accompanying Consolidated Statements of Financial Condition and the related Consolidated Statements of Income, of Changes in Partnership Capital Subject To Mandatory Redemption and of Cash Flows present fairly, in all material respects, the consolidated financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri

March 11, 2016

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2015	2014
ASSETS:
Cash and cash equivalents	$937	$1,033

Cash and investments segregated under federal regulations	9,982	8,848

Securities purchased under agreements to resell	843	634

Receivable from:
Clients	3,060	2,789
Mutual funds, insurance companies and other	450	437
Brokers, dealers and clearing organizations	160	122

Securities owned, at fair value:
Investment securities	201	161
Inventory securities	36	69

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	559	549

Other assets	128	128

TOTAL ASSETS	$16,356	$14,770

LIABILITIES:
Payable to:
Clients	$12,499	$11,320
Brokers, dealers and clearing organizations	71	88

Accrued compensation and employee benefits	994	980

Accounts payable, accrued expenses and other	182	164
	13,746	12,552

Commitments and contingencies (Notes 11 and 12)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	2,348	1,973

Reserve for anticipated withdrawals	262	245

Total partnership capital subject to mandatory redemption	2,610	2,218

TOTAL LIABILITIES	$16,356	$14,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2015	2014	2013
Revenue:
Fee revenue
Asset-based	$3,399	$3,089	$2,523
Account and activity	690	617	568
Total fee revenue	4,089	3,706	3,091
Trade revenue	2,425	2,460	2,439
Interest and dividends	158	135	134
Other revenue	22	32	52
Total revenue	6,694	6,333	5,716
Interest expense	75	55	59
Net revenue	6,619	6,278	5,657
Operating expenses:
Compensation and benefits	4,641	4,436	3,960
Occupancy and equipment	382	367	356
Communications and data processing	286	289	292
Professional and consulting fees	87	59	48
Advertising	69	70	58
Postage and shipping	51	51	51
Other operating expenses	265	236	218
Total operating expenses	5,781	5,508	4,983

Income before allocations to partners	838	770	674

Allocations to partners:
Limited partners	121	82	78
Subordinated limited partners	93	87	73
General partners	624	601	523
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$131.42	$129.40	$121.12

Weighted average $1,000 equivalent limited partnership units outstanding	921,747	636,481	644,856

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2012	$696	$302	$985	$1,983
Reserve for anticipated withdrawals	(45)	(19)	(107)	(171)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2012	$651	$283	$878	$1,812
Partnership loans outstanding, December 31, 2012	—	—	170	170
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2012	651	283	1,048	1,982
Issuance of partnership interests	—	32	103	135
Redemption of partnership interests	(10)	(10)	(95)	(115)
Income allocated to partners	78	73	523	674
Distributions	(31)	(49)	(300)	(380)
Total partnership capital, including capital financed with partnership loans	688	329	1,279	2,296
Partnership loans outstanding, December 31, 2013	—	—	(215)	(215)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2013	$688	$329	$1,064	$2,081
Reserve for anticipated withdrawals	(48)	(24)	(151)	(223)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2013	$640	$305	$913	$1,858
Partnership loans outstanding, December 31, 2013	—	—	215	215
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2013	640	305	1,128	2,073
Issuance of partnership interests	—	47	94	141
Redemption of partnership interests	(8)	(16)	(101)	(125)
Income allocated to partners	82	87	601	770
Distributions	(30)	(60)	(353)	(443)
Total partnership capital, including capital financed with partnership loans	684	363	1,369	2,416
Partnership loans outstanding, December 31, 2014	—	(1)	(197)	(198)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2014	$684	$362	$1,172	$2,218
Reserve for anticipated withdrawals	(52)	(27)	(166)	(245)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2014	$632	$335	$1,006	$1,973
Partnership loans outstanding, December 31, 2014	—	1	197	198
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2014	632	336	1,203	2,171
Issuance of partnership interests	296	43	132	471
Redemption of partnership interests	(12)	(9)	(140)	(161)
Income allocated to partners	121	93	624	838
Distributions	(47)	(67)	(377)	(491)
Total partnership capital, including capital financed with partnership loans	990	396	1,442	2,828
Partnership loans outstanding, December 31, 2015	—	(2)	(216)	(218)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2015	$990	$394	$1,226	$2,610
Reserve for anticipated withdrawals	(74)	(26)	(162)	(262)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2015	$916	$368	$1,064	$2,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	838	770	674
Depreciation and amortization	83	82	82

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(1,134)	(413)	(720)
Securities purchased under agreements to resell	(209)	392	67
Net payable to clients	908	235	487
Net receivable from brokers, dealers and clearing organizations	(55)	35	55
Receivable from mutual funds, insurance companies and other	(13)	(32)	(50)
Securities owned	(7)	13	(57)
Other assets	—	(33)	4
Accrued compensation and employee benefits	14	137	178
Accounts payable, accrued expenses and other	19	20	(11)
Net cash provided by operating activities	444	1,206	709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(94)	(90)	(84)
Net cash used in investing activities	(94)	(90)	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated liabilities	—	(50)	(50)
Issuance of partnership interests (net of partnership loans)	352	55	40
Redemption of partnership interests	(161)	(125)	(115)
Distributions from partnership capital (net of partnership loans)	(637)	(563)	(490)
Issuance of partnership loans	—	—	(11)
Net cash used in financing activities	(446)	(683)	(626)
Net (decrease) increase in cash and cash equivalents	(96)	433	(1)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,033	600	601
End of year	$937	$1,033	$600

Cash paid for interest	$75	$55	$59
Cash paid for taxes (Note 9)	$12	$10	$7

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current year	$119	$86	$95

Repayment of partnership loans through distributions from partnership capital in current year	$99	$103	$61

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”).  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership’s subsidiaries in Canada for the twelve month periods ended November 30, 2015, 2014 and 2013 are included in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada.  Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership’s two operating segments for the years ended December 31, 2015, 2014 and 2013, see Note 13 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“EJTC”), a wholly-owned subsidiary of the Partnership.

Investment banking revenue, which is included in trade revenue, is primarily derived from the Partnership's distribution of unit investment trusts and participation in municipal obligations underwriting activities.  A small portion of investment banking revenue includes underwriting fee revenue related to underwriting and management fees as well as gross acquisition profit/loss and volume concession revenue, which is earned and collected from the issuer.  As of December 31, 2015, the Partnership closed the negotiated municipal obligations underwriting portion of the investment banking business.  The revenue and costs associated with the closure were immaterial.

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The Partnership has evaluated subsequent events through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure.

Partnership Agreement.  Under the terms of the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, as amended (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements.  In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months.  The Partnership has restrictions in place which govern the withdrawal of capital.  Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner.  The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner.  The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.  The Partnership Agreement includes additional terms.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Revenue Recognition.  Due to the timing of receipt of information, the Partnership must use estimates in recording the accruals related to certain asset-based fees.  These accruals are based on historical trends and are adjusted to reflect market conditions for the period covered.  The Partnership’s trade revenue is recorded on a trade date basis.  Clients’ securities transactions are recorded on the date they settle.  Other forms of revenue are recorded on an accrual basis.  The Partnership classifies its revenue into the following categories:

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs, service fees and revenue sharing.  Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including in the U.S., Edward Jones Advisory Solutions® (“Advisory Solutions”) and Edward Jones Managed Account Program® (“MAP”) and in Canada, Edward Jones Portfolio Program® and Edward Jones Guided Portfolios®.  The Partnership also earns asset-based fee revenue through service fees received under agreements with mutual fund and insurance companies, including revenue related to Edward Jones' ownership interest in Passport Research, Ltd. (“Passport Research”), the investment adviser for two money market funds made available to Edward Jones clients.  In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies.  In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

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

Trade revenue is composed primarily of commissions and principal transactions.  Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, listed and unlisted equity securities and insurance products.  Revenue from principal transactions primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, certificates of deposit, unit investment trusts, and government obligations, and from investment banking.

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell and partnership loans.

For the years ended December 31, 2015, 2014 and 2013, the Partnership earned 20%, 20% and 19%, respectively, of its total revenue from one mutual fund company.  The revenue generated from this company related to business conducted with the Partnership’s U.S. segment.  Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

Foreign Exchange.  Assets and liabilities denominated in a foreign currency are translated at the exchange rate at the end of the period.  Revenue and expenses denominated in a foreign currency are translated using the average exchange rate for each period.  Foreign exchange gains and losses are included in other revenue on the Consolidated Statements of Income.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Fair Value. Substantially all of the Partnership’s financial assets and financial liabilities covered under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurement and Disclosure (“ASC 820”), are carried at fair value or at contracted amounts which approximate fair value given the short time to maturity.

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

The Partnership did not have any assets or liabilities categorized as Level III during the periods ended December 31, 2015 and 2014.  In addition, there were no transfers into or out of Levels I, II or III during these periods.

Cash and Cash Equivalents.  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and Investments Segregated under Federal Regulations.  Cash, investments and the related interest receivable are segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). .

Securities Purchased Under Agreements to Resell.  The Partnership participates in short-term resale agreements collateralized by government and agency securities.  These transactions are reported as collateralized financing and are carried at cost plus accrued interest.  The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% in Canada agreements.  It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss.  In addition, the Partnership considers risk related to these resale agreements to be minimal due to the fact that these resale agreements are fully collateralized.  The fair value of the collateral related to these agreements was $858 and $644 as of December 31, 2015 and 2014, respectively, and was not repledged or sold.

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

Securities Owned and Sold, Not Yet Purchased.  Securities owned and sold, not yet purchased, including inventory securities and investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices.  The Partnership records the related unrealized gains and losses for inventory securities and certain investment securities in trade revenue in the Consolidated Statements of Income.  The unrealized gains and losses for investment securities related to the nonqualified deferred compensation plan are recorded in other revenue in the Consolidated Statements of Income.

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

Retirement Transition Plan.  The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors.  Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition employment agreement.  Generally, the retirement and transition employment agreement is for five years.  During the first two years the retiring financial advisor remains an employee and provides transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors.  The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years.  Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years.  Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of the agreement.  As of December 31, 2015, $35 was accrued for future payments to advisors who have already started a plan.  Successor financial advisors receive reduced compensation on transitioned assets.

Lease Accounting.  The Partnership enters into lease agreements for certain home office facilities as well as branch office locations.  The associated lease expense is recognized on a straight-line basis over the minimum lease terms.

Income Taxes.  Generally, income taxes have not been provided for in the Consolidated Financial Statements due to the partnership tax structure where each partner is liable for his or her own tax payments.  For the jurisdictions in which the Partnership is liable for payments, the income tax provisions are immaterial (see Note 9).

Reclassification. Certain prior year balances have been reclassified to conform to the current year presentation.

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability.  In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2015, 2014 and 2013.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

Net income, as defined in the Partnership Agreement, is equivalent to income before allocations to partners on the Consolidated Statements of Income.  Such income, if any, for each calendar year is allocated to the Partnership’s three classes of capital in accordance with the formulas prescribed in the Partnership Agreement.  Income allocations are based upon partner capital contributions including capital contributions financed with loans from the Partnership.  First, limited partners are allocated net income (as defined in the Partnership Agreement) in accordance with the prescribed formula for their share of net income.  Limited partners generally do not share in the net loss in any year in which there is a net loss and the Partnership is not dissolved or liquidated.  Thereafter, subordinated limited partners and general partners are allocated any remaining net income or net loss based on formulas as defined in the Partnership Agreement.

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

Recently Issued Accounting Standards.  In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance.  The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018.  An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application.  The Partnership is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which will be effective for the first quarter of 2016.  ASU 2015-02 provides updated guidance on consolidation of variable interest entities.  ASU 2015-02 will not have a material impact on the Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which will be effective for the first quarter of 2018.  ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities.  The Partnership is in the process of evaluating the new standard and does not expect ASU 2016-01 will have a material impact on the Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which will be effective for the first quarter of 2019.  ASU 2016-02 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities.  The Partnership is in the process of evaluating the impact of ASU 2016-02.

NOTE 2 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from clients is primarily composed of margin loan balances.  The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of December 31, 2015 and 2014 was $3,954 and $3,595, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers risk related to these receivables to be minimal.  Payable to clients is composed of cash amounts held by the Partnership due to clients.  Substantially all amounts payable to clients are subject to withdrawal upon client request.  The Partnership pays interest on the vast majority of credit balances in client accounts.

NOTE 3 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES AND OTHER

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31, 2015 and 2014:

	2015	2014
Asset-based fees from mutual fund and insurance companies	$211	$200
Deposit for Canadian retirement accounts	187	189
Fees for shareholder accounting services	52	48
Total	$450	$437

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 4 – FAIR VALUE

The following tables show the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,706	$—	$—	$2,706
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,706	$300	$—	$3,006

Securities owned:
Investment securities:
Mutual funds(1)	$192	$—	$—	$192
Equities	4	—	—	4
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$200	$1	$—	$201

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	11	—	11
Mutual funds	7	—	—	7
Corporate bonds and notes	—	1	—	1
Total inventory securities	$24	$12	$—	$36

	Financial Liabilities at Fair Value as of
	December 31, 2015
	Level I	Level II	Level III	Total
Securities sold, not yet purchased(2):
Mutual funds	$3	$—	$—	$3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total securities sold, not yet purchased	$5	$1	$—	$6

(1)	The mutual funds balance consists primarily of securities held to hedge future liabilities related to the non-qualified deferred compensation plan.
(2)	Securities sold, not yet purchased are included within accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.

PART II

Item 8.Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2014
	Level I	Level II	Level III	Total
Cash equivalents:
Certificate of deposit	$—	$100	$—	$100

Investments segregated under federal regulations:
U.S. treasuries	$1,109	$—	$—	$1,109
Certificates of deposit	—	225	—	225
Total investments segregated under federal regulations	$1,109	$225	$—	$1,334

Securities owned:
Investment securities:
Mutual funds	$136	$—	$—	$136
Government and agency obligations	19	—	—	19
Equities	5	—	—	5
Corporate bonds and notes	—	1	—	1
Total investment securities	$160	$1	$—	$161

Inventory securities:
State and municipal obligations	$—	$40	$—	$40
Equities	17	—	—	17
Mutual funds	5	—	—	5
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	2	—	2
Other	1	1	—	2
Total inventory securities	$23	$46	$—	$69

	Financial Liabilities at Fair Value as of
	December 31, 2014
	Level I	Level II	Level III	Total
Securities sold, not yet purchased:
Equities	$2	$—	$—	$2
Corporate bonds and notes	—	1	—	1
Total securities sold, not yet purchased	$2	$1	$—	$3

NOTE 5 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2015 and 2014:

	2015	2014
Land	$25	$26
Buildings and improvements	886	846
Equipment, furniture and fixtures	611	613
Equipment, property and improvements, at cost	1,522	1,485
Accumulated depreciation and amortization	(963)	(936)
Equipment, property and improvements, net	$559	$549

PART II

Item 8.Financial Statements and Supplementary Data, continued

Depreciation and amortization expense on equipment, property and improvements of $83, $82 and $82 is included in the Consolidated Statements of Income within the communications and data processing and occupancy and equipment categories for the years ended December 31, 2015, 2014 and 2013, respectively.

The Partnership's capital expenditures were $94, $90 and $84 for the years ended 2015, 2014 and 2013, respectively.  The capital expenditures in 2015 were primarily related to construction and facilities improvements at the north campus location in St. Louis and branch offices for technology support.

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property.  This provides for potential property tax benefits over the life of the bonds (generally 10 years).  The Partnership is therefore both the bondholder and the debtor/lessee for these properties.  The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.  The amount issued as of December 31, 2015 and 2014 was approximately $350 for both periods.

NOTE 6 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2015 and 2014:

	2015	2014
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	365
Total lines of credit	$690	$765

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit ("2013 Credit Facility"), with an expiration date of November 15, 2018 and replaced a similar credit facility.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  The 2013 Credit Facility has a tiered interest rate margin based on the Partnership's leverage ratio (ratio of total debt to total capitalization). Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.25% to 2.00%.  Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of partnership capital.  As of December 31, 2015, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

The Partnership's uncommitted lines of credit are subject to change at the discretion of the banks and, therefore, due to credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  In addition, to the extent these banks provide financing to partners for capital contributions, financing available to the Partnership may be reduced.  Actual borrowing availability on the uncommitted lines of credit is based on client margin securities and firm-owned securities, which would serve as collateral in the event the Partnership borrowed against these lines.  On October 30, 2015, the Partnership's uncommitted lines of credit were reduced by $75 under an agreement with one of the banks.  This reduction was not due to the Partnership's financial condition and this bank still participates in the 2013 Credit Facility.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2015 and 2014.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2015, 2014 and 2013, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners who require financing for some or all of their Partnership capital contributions except for members of the Executive Committee (as defined in the Partnership Agreement).  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that a majority of future general and subordinated limited partnership capital contributions (other than for Executive Committee members) requiring financing will be financed through Partnership loans.  Loans made by the Partnership to partners are generally for a period of one year but are expected to be renewed and bear interest at the prime rate, as defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans financed through the Partnership is reflected as a reduction to total Partnership capital.  As of December 31, 2015 and 2014, the outstanding amount of Partnership loans financed through the Partnership was $218 and $198, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $8, $7 and $8 for the years ended December 31, 2015, 2014 and 2013, respectively.

The minimum 7.5% annual return on the face amount of limited partnership capital was $69, $48 and $48 for the years ended December 31, 2015, 2014 and 2013, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31, 2015 and 2014:

	2015	2014
Partnership loans outstanding at beginning of year	$198	$215
Partnership loans issued during the year	119	86
Repayment of Partnership loans during the year	(99)	(103)
Total Partnership loans outstanding	$218	$198

The Partnership filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") on January 17, 2014, to register $350 of Interests to be issued pursuant to the Partnership's 2014 Employee Limited Partnership Interest Purchase Plan (the "Plan").  On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan.  In addition, on January 4, 2016, the Partnership issued additional Interests to individuals participating in retirement transition plans pursuant to the Plan.  The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future.

NOTE 8 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 under the Exchange Act and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”).  Under the regulations prescribed by IIROC, the Partnership's Canada broker-dealer is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership's Canada broker-dealer’s assets and operations.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2015 and 2014:

	2015	2014
U.S.:
Net capital	$1,140	$999
Net capital in excess of the minimum required	$1,083	$948
Net capital as a percentage of aggregate debit items	40.1%	38.9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.0%	31.1%

Canada:
Regulatory risk adjusted capital	$24	$31
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$19	$27

Net capital and the related capital percentages may fluctuate on a daily basis.  In addition, EJTC was in compliance with its regulatory capital requirements.

NOTE 9 – INCOME TAXES

The Partnership is a pass through entity for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the general and limited partners.  However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2015 and 2014, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $203 and $126, respectively.  The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid.  Since the Partnership is treated as a pass through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether a tax position is greater than fifty percent likely of being realized upon settlement with the applicable taxing authority, which could result in the Partnership recording a tax liability that would reduce net partnership capital.  The Partnership did not have any significant uncertain tax positions as of December 31, 2015 and 2014 and is not aware of any tax positions that will significantly change during the next twelve months.  The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business.  Tax years prior to 2012 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees and principals, a Group Registered Retirement Savings Plan covering all eligible Canada employees and principals, and a Deferred Profit Sharing Plan covering all eligible Canada employees.  Contributions to the plans are at the discretion of the Partnership.  Additionally, participants may contribute on a voluntary basis.  The Partnership contributed approximately $169, $158 and $141 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 11 – COMMITMENTS, GUARANTEES AND RISKS

The Partnership leases home office and branch office space under numerous non-cancelable operating leases from non-affiliates and financial advisors. Branch offices are leased generally for terms of three to five years.  Rent expense is recognized on a straight-line basis over the minimum lease term.  Rent and other lease-related expenses were approximately $254, $242, and $234 for the years ended December 31, 2015, 2014 and 2013, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The Partnership's non-cancelable lease commitments greater than one year as of December 31, 2015, are summarized below:

2016	$143
2017	39
2018	26
2019	17
2020	11
Thereafter	18
Total	$254

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

In addition to the commitments discussed above, as of December 31, 2015, the Partnership would have incurred termination fees of approximately $113 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.  As of December 31, 2015, the Partnership also has a revolving unsecured line of credit available (see Note 6).

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, which loans are collateralized by securities in client accounts.  The Partnership could be liable for the margin requirement of its client margin securities transactions.  To mitigate this risk, the Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements.

The Partnership's securities activities involve execution, settlement and financing of various securities transactions for clients.  The Partnership may be exposed to risk of loss in the event clients, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill contractual obligations.  The Partnership has controls in place to ensure client activity is monitored and to mitigate the risk of clients' inability to meet their obligations to the Partnership.  Therefore, the Partnership considers its potential to make payments under these client transactions to be remote and accordingly, no liability has been recognized for these transactions.

Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk.  Additionally, the Partnership's Canada broker-dealer may also have cash deposits in excess of the applicable insured amounts.  The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts.  The Partnership has credit exposure to U.S. government and agency securities which are held as collateral for its resell agreements, investment securities and segregated investments.  The Partnership's primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to U.S. government and agency credit risk in the event of the counterparty's default on the resell agreements.

The Partnership provides guarantees to securities clearing houses and exchanges under their standard membership agreements, which require a member to guarantee the performance of other members.  Under these agreements, if a member becomes unable to satisfy its obligations to the clearing houses and exchanges, all other members would be required to meet any shortfall. The Partnership's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral.  However, the Partnership considers the likelihood that the Partnership will be required to make payments under these agreements to be remote. Accordingly, no liability has been recognized for these transactions.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 12 – CONTINGENCIES

In the normal course of its business, the Partnership is involved, from time to time, in various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities and self-regulatory organizations, which may result in losses.  In addition, the Partnership provides for potential losses that may arise related to other contingencies.

The Partnership assesses its liabilities and contingencies utilizing available information.  For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established.  This liability represents the Partnership’s estimate of the potential loss contingency at December 31, 2015 and is believed to be sufficient.  Such aggregate liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $1 to $17 as of December 31, 2015.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2015 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 13 – SEGMENT INFORMATION

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

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of listed and unlisted securities and insurance products, and principal transactions.

The Partnership evaluates segment performance based upon income (loss) before allocations to partners, as well as income before variable compensation (“pre-variable income”).  Variable compensation is determined at the Partnership level for profit sharing and home office associate and branch office administrator bonus amounts, and therefore is allocated to each geographic segment independent of that segment’s individual pre-variable income.  Financial advisor bonuses are determined by the overall Partnership’s profitability, as well as the performance of the individual financial advisors.  Both income (loss) before allocations to partners and pre-variable income are considered in evaluating segment performance.  Long-lived assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.  However, total assets for each segment are provided for informational purposes, as well as capital expenditures and depreciation and amortization.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net revenue:
U.S.	$6,432	$6,074	$5,457
Canada	187	204	200
Total net revenue	$6,619	$6,278	$5,657

Net interest and dividends revenue:
U.S.	$81	$76	$70
Canada	2	4	5
Total net interest and dividends revenue	$83	$80	$75

Pre-variable income:
U.S.	$1,650	$1,559	$1,310
Canada	8	12	7
Total pre-variable income	$1,658	$1,571	$1,317

Variable compensation:
U.S.	$803	$781	$626
Canada	17	20	17
Total variable compensation	$820	$801	$643

Income (loss) before allocations to partners:
U.S.	$847	$778	$684
Canada	(9)	(8)	(10)
Total income before allocations to partners	$838	$770	$674

Capital expenditures:
U.S.	$93	$88	$81
Canada	1	2	3
Total capital expenditures	$94	$90	$84

Depreciation and amortization:
U.S.	$81	$80	$80
Canada	2	2	2
Total depreciation and amortization	$83	$82	$82

Total assets at year end:
U.S.	$15,897	$14,290	$13,341
Canada	459	480	454
Total assets	$16,356	$14,770	$13,795

Financial advisors at year end:
U.S.	13,839	13,287	12,483
Canada	669	713	675
Total financial advisors	14,508	14,000	13,158

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 14 – RELATED PARTIES

Edward Jones owns a 49.5% limited partnership interest in Passport Research, the investment adviser for two money market funds made available to Edward Jones clients.  Approximately 0.1%, 0.03% and 0.1% of the Partnership's total revenues were derived from this limited partnership interest in Passport Research during 2015, 2014 and 2013, respectively.  The Partnership has entered into a non-binding letter of intent to acquire the remaining 50.5% of Passport Research from Federated Investment Management Company ("Federated"), the general partner of Passport Research.  The transaction is not expected to have a material impact on the Consolidated Financial Statements.  Federated approved the transfer on February 18, 2016 and the transfer is expected to be completed in the fourth quarter of 2016, subject to customary regulatory and fund shareholder approvals.

As of December 31, 2015, Edward Jones leases approximately 10% of its branch office space from its financial advisors (see Note 11).  Rent expense related to these leases approximated $27, $25 and $23 for the years ended December 31, 2015, 2014 and 2013, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

The Bridge Builder Trust (the "Trust") was formed to offer additional fund options for Advisory Solutions clients.  Olive Street Investment Advisers, L.L.C. ("OLV"), a wholly-owned subsidiary of the Partnership, is the investment adviser to the sub-advised mutual funds in the Trust.  OLV has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers.  The investment adviser fee revenue earned by OLV, included within advisory programs fees on the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within professional and consulting fees.  The total amounts recognized for the years ended December 31, 2015, 2014 and 2013 were $30, $8 and $1, respectively.

In the normal course of business, partners and associates of the Partnership and its affiliates use the brokerage services and trust services of the Partnership for the same services as unrelated third parties, with certain discounts on commissions and fees for certain services.  The Partnership has included balances arising from such transactions in the Consolidated Financial Statements on the same basis as other clients.

The Partnership recognizes interest income for the interest earned from partners who elect to finance a portion or all of their partnership capital contributions through loans made available from the Partnership (see Note 7).

NOTE 15 – QUARTERLY INFORMATION

(Unaudited)

	2015 Quarters Ended
	Mar 27	Jun 26	Sep 25	Dec 31
Net revenue	$1,635	$1,681	$1,645	$1,658
Income before allocations to partners	$214	$222	$208	$194
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$33.54	$34.83	$32.67	$30.38

	2014 Quarters Ended
	Mar 28	Jun 27	Sep 26	Dec 31
Net revenue	$1,490	$1,564	$1,583	$1,641
Income before allocations to partners	$186	$194	$195	$195
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$31.27	$32.67	$32.77	$32.69

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 16 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31, 2015 and 2014:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral(1)	Net amount
2015	$843	—	843	—	(843)	$—
2014	$634	—	634	—	(634)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART II

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation, with the participation of its management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's report on internal control over financial reporting and the report of independent registered  public  accounting  firm  are  set  forth in  Part  II,  Item  8 – Financial Statements and Supplementary Data of  this  Annual  Report  on Form 10-K.

Changes in Internal Control Over Financial Reporting.  There was no change in the Partnership's  internal  control  over  financial  reporting  (as defined in Rules 13a-15(f) and  15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors.  As of February 26, 2016, the Partnership was composed of 403 general partners, 19,790 limited partners and 391 subordinated limited partners.

Managing Partner.  Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership’s business.  In addition, the Managing Partner has the power to admit and dismiss general partners and to fix the proportion of their respective interests in the Partnership.  The Managing Partner serves for an indefinite term and may be removed by a majority vote of the Executive Committee (as discussed below) or a vote of the general partners holding a majority percentage ownership in the Partnership.  If at any time the office of the Managing Partner is vacant, the Executive Committee will succeed to all the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to services agreements.

Executive Committee.  The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions, including the consideration of partnership compensation, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  Throughout 2015, the Executive Committee was comprised of James D. Weddle, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Norman L. Eaker, Penny Pennington, Daniel J. Timm and James A. Tricarico, Jr.  The Managing Partner appointed general partner Timothy J. Kirley as a member of the Executive Committee effective January 15, 2016.

The following table is a listing as of February 26, 2016 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility.  Under terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners at the age of 65.  The members’ biographies are below.

		Executive	General
Name	Age	Committee	Partner	Area of Responsibility
James D. Weddle	62	2005	1984	Managing Partner
Kevin D. Bastien	50	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	46	2014	2002	Branch Development
Norman L. Eaker	59	2005	1984	Firm Administration
Timothy J. Kirley	62	2016	1994	Canadian Operations
Penny Pennington	52	2014	2006	Client Strategies Group
Daniel J. Timm	57	2009	1998	Branch Development
James A. Tricarico, Jr.	63	2007	2006	Legal and Compliance

James D. Weddle, Managing Partner – Mr. Weddle joined the Partnership in 1976, was named a general partner in 1984 and has served as Managing Partner since January 2006.  Previously he worked in the Research department and as a financial advisor, and has been responsible for the Mutual Fund Sales, Financial Advisor Training and Branch Administration departments.  Mr. Weddle earned his bachelor's degree from DePauw University and his MBA from Washington University in St. Louis.  Mr. Weddle is a member of the FINRA Board of Governors.

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

Kenneth R. Cella, Jr., Branch Development – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002.  Mr. Cella assumed shared responsibility for the Branch Development division, which encompasses Financial Advisor Talent Acquisition, Branch Office Administrator Talent Acquisition and Performance, Branch Training, Branch Administration, Branch Insights, Learning and Support, and Branch and Region Development, in July 2014.  Previously he worked as a financial advisor and has been responsible for various areas of the Client Strategies Group, including mutual funds, insurance, banking and advisory areas and for the Branch Training department.  Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis.

Norman L. Eaker, Chief Administrative Officer – Mr. Eaker joined the Partnership in 1981, was named a general partner in 1984 and has served as the Chief Administrative Officer since 2008.  As Chief Administrative Officer, Mr. Eaker is responsible for Firm Administration, which encompasses the Operations, Service, Human Resources and Information Systems divisions.  Previously he has been responsible for the Internal Audit division and various areas within the Operations division.  Mr. Eaker earned his bachelor’s degree from the University of Missouri–St. Louis.  Mr. Eaker is a member of the Operations and Technology Steering Committee of the Securities Industry and Financial Markets Association ("SIFMA").

Timothy J. Kirley, Canadian Operations – Mr. Kirley joined the Partnership in 1983 and was named a general partner in 1994.  Mr. Kirley served as the Partnership's Chief Strategy Officer since 2010 until he assumed responsibility for Canada operations in September 2015.  Previously, he worked as a financial advisor and helped launch Edward Jones Limited in the United Kingdom.  Mr. Kirley earned his bachelor's degree from Southern Illinois University-Carbondale and an MBA from Washington University in St. Louis.

Penny Pennington, Client Strategies Group – Ms. Pennington joined the Partnership in 1999 and was named a general partner in 2006.  Ms. Pennington assumed responsibility for the Client Strategies Group, which encompasses all of the Partnership’s advice and guidance, products and services, marketing, and branch support related to helping clients achieve their financial goals, in September 2014.  Previously she worked as a financial advisor and has been responsible for the New Financial Advisor Training department, BOA Development department and Branch and Region Development division.  Ms. Pennington earned her bachelor’s degree from the University of Virginia and earned her MBA from the Kellogg School of Management at Northwestern University.

Daniel J. Timm, Branch Development – Mr. Timm joined the Partnership in 1983 and was named a general partner in 1998.  Mr. Timm assumed shared responsibility for the Branch Development division, which encompasses Financial Advisor Talent Acquisition, Branch Office Administrator Talent Acquisition and Performance, Branch Training, Branch Administration, Branch Insights, Learning and Support, and Branch and Region Development, in July 2014.  Previously he worked as a financial advisor and has been responsible for various areas of the Branch Development division, including the Financial Advisor Training, Financial Advisor Development and Branch Administration departments.  Mr. Timm earned his bachelor’s degree and MBA from the University of Missouri–Columbia.  Mr. Timm is a member of the SIFMA Bulls Roundtable.

James A. Tricarico, Jr., Chief Legal Officer – Mr. Tricarico joined the Partnership as general partner and General Counsel in 2006.  Mr. Tricarico is the Partnership's Chief Legal Officer with responsibility for the Legal and Compliance divisions and Government Relations.  Prior to joining the Partnership, he was in private practice and before that he served as general counsel and executive vice president of a large broker-dealer.  Mr. Tricarico earned his bachelor’s degree from Fordham University and his law degree from New York Law School (cum laude).  Mr. Tricarico is a member of the Board of Directors and the Executive Committee of the Board of SIFMA and is the Past President and a member of the Executive Committee of the Compliance and Legal Society of SIFMA.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

Management Committee.  The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee.  As of February 26, 2016, the Management Committee consisted of 22 general partners.  The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries.  The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership.  General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

Audit Committee.  The Audit Committee was created by the Partnership Agreement.  The Audit Committee operates according to its charter adopted by the Executive Committee.  Pursuant to its charter and the Partnership Agreement, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Partnership's independent auditors.  The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

As of February 26, 2016, the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin D. Bastien, Norman L. Eaker, Penny Pennington, Anthony Damico, a member of the Management Committee and the general partner responsible for the Internal Audit division, Lisa M. Dolan, a member of the Management Committee and a general partner in the Finance division, and independent members of the committee Ed Glotzbach and Mark Wuller.

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

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks.  The most significant risks to which the Partnership is subject include business and operational risk, credit risk, market and liquidity risk, and legal, regulatory and reputational risk.  The identification and ongoing management of the Partnership’s risk is critical to its long-term business success and related financial performance.  The Partnership is governed by an Executive Committee, which is ultimately responsible for overall risk management.  As of February 26, 2016, the Executive Committee consisted of the Partnership’s Managing Partner and seven other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee is responsible for providing advice and counsel to the Managing Partner and helps establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly, meets monthly and also conducts periodic planning sessions to meet its responsibilities.

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

Several other committees and departments support the Executive Committee’s risk management responsibilities by managing certain components of the risk management process.  Some of the more prominent committees and departments and their primary responsibilities, as they relate to risk management, are listed below:

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

Audit Committee - responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, overseeing the independent auditors' qualifications and independence, and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

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

The Partnership is also exposed to operational risk as a result of its reliance on third parties to provide technology, processing and other business support services.  The Partnership’s Sourcing Office primarily manages that risk by reviewing key vendors through a vendor due diligence and oversight process.

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

The Partnership purchases and holds securities inventory positions for retail sales to its clients and does not trade those positions for the purpose of generating gains for its own account.  To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks.  This system requires traders to mark positions to market and to report positions at the trader level, department level and for the Partnership as a whole.  There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review.  By maintaining an inventory hedging strategy, the Partnership has attempted to avoid material inventory losses or gains in the past.  The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership.  The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

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

Market and Liquidity Risk

Market risk is the risk of declining revenue or the value of financial instruments held by the Partnership as a result of fluctuations in interest rates, equity prices or overall market conditions.  Liquidity risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership.  For a discussion of the Partnership’s market and liquidity risk, see Part I, Item 1A – Risk Factors and Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

Legal, Regulatory and Reputational Risk

In the normal course of business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations and self-regulatory organizations.  Over the past several years, the number of legal actions and investigations has increased among many firms in the financial services industry, including the Partnership.

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to avoid legal claims or regulatory issues.  As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation.  To minimize the risk of regulatory non-compliance, each branch office is subject to an annual onsite branch audit, to review the financial advisor’s business and competency.  Additionally, certain branches are visited regularly by field supervision directors to assure reasonable compliance.  The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies.  The Partnership also has a clear awareness of privacy rules and regulations, uses client information responsibly, and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer.  The Partnership has specific policies related to prevention of fraud and money laundering and providing initial as well as annual training and review of competency to help mitigate regulatory risks.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Partnership’s compensation program allocates profits to general partners, including members of its Executive Committee, primarily based upon their ownership interests in the Partnership.  As general partners, Executive Committee members benefit annually from the profits of the Partnership through current cash payments from short-term results and from having an opportunity to continue to share in the long-term profitability of the organization.  By owning general partnership interests, Executive Committee members are encouraged to balance short-term and long-term results of the Partnership as they have a significant amount of capital at risk.  Also, by sharing in any annual operating loss of the Partnership, all general partners, including Executive Committee members, have a direct incentive to manage risk and focus on the short- and long-term financial results of the Partnership.

Compensation Components

The Executive Committee members’ compensation components are the same as the Partnership's other general partners.  The components consist of base salary, deferred compensation, and allocations of Partnership net income.  Executive Committee members do not receive bonuses, stock awards, option awards, non-equity incentive plan compensation, or any other elements other than those disclosed below related to their capital ownership interest in the Partnership.

Salary – Each Executive Committee member receives an amount of fixed compensation in the form of annual salary.  In establishing the salaries listed on the Summary Compensation Table, the Partnership considers individual experience, responsibilities and tenure.  Because the Partnership’s principal compensation of Executive Committee members is from allocations of Partnership net income, it does not benchmark the compensation of its Executive Committee members with compensation to executives at other companies in setting its base salaries, or otherwise in determining the compensation to its Executive Committee members.  Each Executive Committee member receives an annual salary ranging from $175,000 to $250,000.

Deferred Compensation – Each Executive Committee member is a participant in the Partnership’s profit sharing and 401(k) plan, a qualified deferred compensation plan, which also covers all eligible general partners and associates of the Partnership’s subsidiaries.  Each Executive Committee member receives contributions based upon the overall profitability of the Partnership.  Contributions to the plan are made annually within the discretion of the Partnership and have historically been determined based on approximately 24% of the Partnership’s net income before allocations to partners.  Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings.  The plan is a tax-qualified retirement plan.

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the Executive Committee members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement.  Of the Partnership’s net income allocated to general partners, including the Executive Committee members, 92% is allocable based upon their respective general partner ownership interests in the Partnership.  General partner ownership interests are set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee.  General partner ownership interests held by each Executive Committee member ranged from 1.25% to 2.04% in 2015, 1.00% to 2.20% in 2014, and 1.55% to 2.50% in 2013.  The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee.

Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable Executive Committee members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership.  In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement.  Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Partnership's Managing Partner.

PART III

Item 11.	Executive Compensation, continued

Summary Compensation Table

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2015 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
James D. Weddle	2015	$250,000	$13,171	$13,689,769	$13,952,940
CEO	2014	250,000	12,818	13,655,081	13,917,899
	2013	250,000	12,291	12,658,728	12,921,019
Kevin D. Bastien	2015	$175,000	$13,171	$10,985,450	$11,173,621
CFO	2014	175,000	12,818	10,265,697	10,453,515
	2013	175,000	12,291	8,430,646	8,617,937
Norman L. Eaker	2015	$175,000	$13,171	$11,569,841	$11,758,012
General Partner - Firm Administration	2014	175,000	12,818	11,814,257	12,002,075
	2013	175,000	12,291	10,836,785	11,024,076
Daniel J. Timm	2015	$175,000	$13,171	$11,040,079	$11,228,250
General Partner - Branch Development	2014	175,000	12,818	11,119,514	11,307,332
	2013	175,000	12,291	9,655,616	9,842,907
James A. Tricarico, Jr.	2015	$175,000	$13,171	$10,118,177	$10,306,348
General Partner - Legal

(1)

Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.  None of the Executive Committee members received any portion of the 8% net income allocation for the periods presented in the table.

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

The following table shows the ownership of limited partnership interests by each Executive Committee member and the Executive Committee members as a group as of February 26, 2016:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	James D. Weddle	$—	0%
Limited Partnership Interests	Kevin D. Bastien	—	0%
Limited Partnership Interests	Kenneth R. Cella, Jr.	115,600	*
Limited Partnership Interests	Norman L. Eaker	—	0%
Limited Partnership Interests	Timothy J. Kirley	12,000	*
Limited Partnership Interests	Penny Pennington	27,000	*
Limited Partnership Interests	Daniel J. Timm	105,000	*
Limited Partnership Interests	James A. Tricarico, Jr.	—	0%
Limited Partnership Interests	All Executive Committee Members as a Group (8 persons)	$259,600	*

*	Each of these Executive Committee members and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Partnership leases approximately 10% of its branch office space from its financial advisors.  Rent expense related to these leases approximated $27 million, $25 million and $23 million for the years ended December 31, 2015, 2014 and 2013, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

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

Under the policy, the Partnership’s CFO or Chief Legal Officer will determine whether a transaction meets the requirements of a related person transaction pursuant to Item 404(a) of SEC Regulation S-K requiring approval by the Audit Committee.  Transactions that fall within the definition will be referred to the Audit Committee for approval, ratification or other action.  Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that it determines are in the best interest of the Partnership.  If the Partnership’s CFO or Chief Legal Officer becomes aware of an existing transaction with a related person which has not been approved under this policy, the matter will be referred to the Audit Committee.  The Audit Committee will evaluate all options available, including ratification, revision or termination of such transaction.

As of December 31, 2015, the following transactions met the definition of a related person transaction pursuant to Item 404(a) of SEC Regulation S-K.  These contracts were subject to review by appropriate areas within the Partnership prior to execution.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence, continued

Touch of Class, Inc.

On August 1, 2012, the Partnership entered into a vendor agreement with Touch of Class, Inc. to provide artwork in the Partnership’s branch offices through July 31, 2015.  This agreement was amended as of July 31, 2015 to extend the agreement through July 31, 2016.  Touch of Class, Inc. is 100% owned by Shelia Timm, Eric Timm and Ashley Timm, spouse, son and daughter, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee.  The total amount paid to Touch of Class, Inc. in 2015 pursuant to this agreement was approximately $540,000.

Cushman & Wakefield

The Partnership had two agreements with DTZ, one to manage the Partnership’s branch office leases and one to manage the Partnership’s home office facilities, which were effective until December 31, 2015.  DTZ merged with Cushman & Wakefield on September 1, 2015.  On January 1, 2016 each agreement was amended and extended for one year.  Cushman & Wakefield is a leading commercial real estate services provider with more than 43,000 professionals in more than 60 countries across the world.  Lyle Gilbertson, a principal of Cushman & Wakefield, is the brother-in-law of Norman L. Eaker, a member of the Partnership’s Executive Committee.  The total amount paid to Cushman & Wakefield in 2015 pursuant to this agreement was approximately $11.7 million.

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

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was employed by the Partnership as a financial advisor during 2015 (and presently).  Ms. Renk earned approximately $625,000 in compensation during 2015 and has been employed by the Partnership for 21 years.  The compensation program under which Ms. Renk is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

James D. Weddle, a member of the Partnership’s Executive Committee, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2015 (and presently).  Mr. Selner earned approximately $265,000 in compensation during 2015 and has been employed by the Partnership for 10 years.  The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2015	2014
Audit fees	$2,625	$2,648
Audit-related fees(1)	1,217	1,566
Tax fees(2)	1,357	164
Other(3)	26	123
Total fees	$5,225	$4,501

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other primarily consists of fees for consulting services, including assessment projects in both 2015 and 2014.

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2015 and 2014.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	50

		Report of Independent Registered Public Accounting Firm	51

		Consolidated Statements of Financial Condition as of December 31, 2015 and 2014	52

		Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	53

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2015, 2014 and 2013	54

		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	55

		Notes to Consolidated Financial Statements	56

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2015 and 2014	88

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2015, 2014 and 2013	89

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	90

		Other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

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
March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	March 11, 2016
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	March 11, 2016
Kevin D. Bastien	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	*

Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated June 6, 2014.

3.2	**	Ninth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 20, 2015.
3.3	**	Tenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 22, 2016.
3.4	**	Eleventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 16, 2016.
10.2	*

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

Amended and Restated Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $400,000,000 revolving line of credit, dated November 15, 2013, incorporated by reference from Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2015	2014
ASSETS:

Cash and cash equivalents	$331	$119

Investment securities	9	9

Investment in subsidiaries	2,255	2,076

Other assets	15	15

TOTAL ASSETS	$2,610	$2,219

LIABILITIES:

Accounts payable and accrued expenses	$—	$1

Partnership capital subject to mandatory redemption	2,610	2,218

TOTAL LIABILITIES	$2,610	$2,219

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2015	2014	2013
NET REVENUE
Subsidiary earnings	$833	$764	$667
Management fee income	99	78	76
Other	7	7	9

Total revenue	939	849	752

Interest expense	69	48	48

Net revenue	870	801	704

OPERATING EXPENSES
Compensation and benefits	30	30	28
Other operating expenses	2	1	2

Total operating expenses	32	31	30

INCOME BEFORE ALLOCATIONS TO PARTNERS	$838	$770	$674

Allocations to partners	(838)	(770)	(674)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	838	770	674
Changes in assets and liabilities:
Investment securities	—	—	4
Investment in subsidiaries	(179)	(267)	(136)
Other assets	—	(3)	—
Accounts payable and accrued expenses	(1)	—	1
Net cash provided by operating activities	658	500	543

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests (net of partnership loans)	352	55	40
Redemption of partnership interests	(161)	(125)	(115)
Distributions from partnership capital (net of partnership loans)	(637)	(563)	(490)
Issuance of partnership loans	—	—	(11)
Net cash used in financing activities	(446)	(633)	(576)

Net increase (decrease) in cash and cash equivalents	212	(133)	(33)

CASH AND CASH EQUIVALENTS:

Beginning of year	119	252	285
End of year	$331	$119	$252

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current period	$119	$86	$95
Repayment of partnership loans through distributions from partnership capital in current period	$99	$103	$61

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.