Form 10-Q
period 2016-03-25
JONES FINANCIAL COMPANIES LLLP
filed 2016-05-04
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

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

As of April 29, 2016, 911,999 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 25,	December 31,
(Dollars in millions)	2016	2015
ASSETS:
Cash and cash equivalents	$989	$937
Cash and investments segregated under federal regulations	9,837	9,982
Securities purchased under agreements to resell	589	843
Receivable from:
Clients	3,073	3,060
Mutual funds, insurance companies and other	533	450
Brokers, dealers and clearing organizations	155	160
Securities owned, at fair value:
Investment securities	197	201
Inventory securities	57	36
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	553	559
Other assets	106	128

TOTAL ASSETS	$16,089	$16,356

LIABILITIES:
Payable to:
Clients	$12,568	$12,499
Brokers, dealers and clearing organizations	102	71
Accrued compensation and employee benefits	746	994
Accounts payable, accrued expenses and other	167	182
	13,583	13,746
Contingencies (Note 5)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	914	916
Subordinated limited partners	418	368
General partners	1,012	1,064
Total	2,344	2,348
Reserve for anticipated withdrawals	162	262
Total partnership capital subject to mandatory redemption	2,506	2,610

TOTAL LIABILITIES	$16,089	$16,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 25, 2016	March 27, 2015
Revenue:
Fee revenue
Asset-based	$830	$820
Account and activity	180	164
Total fee revenue	1,010	984
Trade revenue	522	626
Interest and dividends	43	36
Other revenue	4	8
Total revenue	1,579	1,654
Interest expense	18	19
Net revenue	1,561	1,635
Operating expenses:
Compensation and benefits	1,084	1,146
Occupancy and equipment	97	95
Communications and data processing	69	69
Professional and consulting fees	25	15
Advertising	22	19
Postage and shipping	13	13
Other operating expenses	60	64
Total operating expenses	1,370	1,421

Income before allocations to partners	191	214

Allocations to partners:
Limited partners	26	31
Subordinated limited partners	23	24
General partners	142	159
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$28.30	$33.54

Weighted average $1,000 equivalent limited partnership units outstanding	914,346	925,999

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 25, 2016	March 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income before allocations to partners	191	214
Depreciation and amortization	20	20

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	145	(61)
Securities purchased under agreements to resell	254	(116)
Net payable to clients	56	(38)
Net receivable from brokers, dealers and clearing organizations	36	53
Receivable from mutual funds, insurance companies and other	(83)	(91)
Securities owned	(17)	(30)
Other assets	22	16
Accrued compensation and employee benefits	(248)	(235)
Accounts payable, accrued expenses and other	(15)	25
Net cash provided by (used in) operating activities	361	(243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(14)	(21)
Net cash used in investing activities	(14)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	68	351
Redemption of partnership interests	(152)	(132)
Distributions from partnership capital	(211)	(188)
Net cash (used in) provided by financing activities	(295)	31
Net increase (decrease) in cash and cash equivalents	52	(233)

CASH AND CASH EQUIVALENTS:
Beginning of period	937	1,033
End of period	$989	$800

Cash paid for interest	$18	$18
Cash paid for taxes	$3	$2

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$139	$119

Repayment of partnership loans through distributions from partnership capital in current period	$60	$67

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada for the three month periods ended February 29, 2016 and February 28, 2015 are included in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer in the United States (“U.S.”) and one of Edward Jones’ subsidiaries is a registered securities dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, L.L.C. ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder Trust (the "Trust").

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). The results of operations for the three month period ended March 25, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the three and twelve month periods ended March 25, 2016 and December 31, 2015, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	March 25, 2016
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,605	$—	$—	$2,605
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,605	$300	$—	$2,905

Securities owned:
Investment securities:
Mutual funds(1)	$187	$—	$—	$187
Equities	5	—	—	5
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$196	$1	$—	$197

Inventory securities:
State and municipal obligations	$—	$37	$—	$37
Equities	10	—	—	10
Mutual funds	5	—	—	5
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	2	—	2
Total inventory securities	$15	$42	$—	$57

(1)	The mutual funds balance consists primarily of securities held to hedge future liabilities related to the non-qualified deferred compensation plan.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,706	$—	$—	$2,706
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,706	$300	$—	$3,006

Securities owned:
Investment securities:
Mutual funds	$192	$—	$—	$192
Equities	4	—	—	4
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$200	$1	$—	$201

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	11	—	11
Mutual funds	7	—	—	7
Corporate bonds and notes	—	1	—	1
Total inventory securities	$24	$12	$—	$36

NOTE 3 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners, in each case, other than members of the Executive Committee (as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. It is anticipated that of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing the majority will be financed through Partnership loans. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans financed through the Partnership is reflected as a reduction to total Partnership capital. As of March 25, 2016 and December 31, 2015, the outstanding amount of Partnership loans financed through the Partnership was $297 and $218, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $2 for both the three month periods ended March 25, 2016 and March 27, 2015.

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 25,	March 27,
	2016	2015
Partnership loans outstanding at beginning of period	$218	$198
Partnership loans issued during the period	139	119
Repayment of Partnership loans during the period	(60)	(67)
Total Partnership loans outstanding	$297	$250

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 for both the three month periods ended March 25, 2016 and March 27, 2015. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2014, to register $350 in Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “Plan”). On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan. In addition, on January 4, 2016, the Partnership issued an immaterial amount of additional Interests to individuals participating in retirement transition plans pursuant to the Plan. The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future.

NOTE 4 – NET CAPITAL REQUIREMENTS

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

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, the Partnership’s Canada broker-dealer is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s Canada broker-dealer’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	March 25,	December 31,
	2016	2015
U.S.:
Net capital	$1,107	$1,140
Net capital in excess of the minimum required	$1,050	$1,083
Net capital as a percentage of aggregate debit items	39.0%	40.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.9%	26.0%

Canada:
Regulatory risk adjusted capital	$26	$24
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$9	$19

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of March 25, 2016 and December 31, 2015.

NOTE 5 – CONTINGENCIES

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. This liability represents the Partnership’s estimate of the potential loss contingency at March 25, 2016 and is believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $1 to $17 as of March 25, 2016. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 25, 2016 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 6 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership's Canada operations. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Pre-variable income represents income before variable compensation expense and before allocations to partners. This is consistent with how management views the segments in order to assess performance.

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 25,	March 27,
	2016	2015
Net revenue:
U.S.	$1,520	$1,583
Canada	41	52
Total net revenue	$1,561	$1,635

Pre-variable income:
U.S.	$358	$415
Canada	—	4
Total pre-variable income	358	419

Variable compensation:
U.S.	163	201
Canada	4	4
Total variable compensation	167	205

Income (loss) before allocations to partners:
U.S.	195	214
Canada	(4)	—
Total income before allocations to partners	$191	$214

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The Partnership derived from one mutual fund company 20% of its total revenue for both the three month periods ended March 25, 2016 and March 27, 2015. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

NOTE 7 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Mar 25, 2016	$589	—	589	—	(589)	$—
Dec 31, 2015	$843	—	843	—	(843)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 8 – ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which provided updated guidance on consolidation of variable interest entities. ASU 2015-02 was adopted on January 1, 2016 and adoption did not have a material impact on the Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application. The Partnership is in the process of evaluating the new standard and does not know the impact, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which will be effective for the first quarter of 2018. ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities. The Partnership is in the process of evaluating the new standard and does not expect ASU 2016-01 will have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the first quarter of 2019. ASU 2016-02 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities. The Partnership is in the process of evaluating the impact of ASU 2016-02 and does not know the impact ASU 2016-02 will have on the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 9 – SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure, except for the event noted below.

On April 6, 2016, the Department of Labor ("DOL") issued its final rule on the definition of the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act ("ERISA") and Individual Retirement Accounts ("IRAs").  The final rule will become applicable in April of 2017.  At this time, the Partnership is reviewing the final rule and determining the scope and depth of changes that will need to be made to the Partnership's operations as a result of the rule.  As such, the Partnership cannot predict at this time the full extent of any adverse impact on its operating results.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, listed and unlisted equities and insurance products, and principal transactions. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three month periods ended March 25, 2016 and March 27, 2015. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Revenue:
Fee revenue:
Asset-based	$830	$820	1%
Account and activity	180	164	10%
Total fee revenue	1,010	984	3%
% of net revenue	65%	60%
Trade revenue	522	626	-17%
% of net revenue	33%	38%
Net interest and dividends	25	17	47%
Other revenue	4	8	-50%
Net revenue	1,561	1,635	-5%
Operating expenses	1,370	1,421	-4%
Income before allocations to partners	$191	$214	-11%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$25.2	$29.9	-16%
Advisory programs ($ billions)	$2.4	$3.5	-31%
Client households at period end	5.1	4.8	6%
Net new assets for the period ($ billions)(2)	$9.7	$14.4	-33%
Client assets under care:
Total:
At period end ($ billions)	$886.4	$881.8	1%
Average ($ billions)	$867.5	$874.2	-1%
Advisory programs:
At period end ($ billions)	$142.6	$141.7	1%
Average ($ billions)	$137.9	$139.4	-1%
Financial advisors (actual):
At period end	14,536	14,209	2%
Average	14,511	14,059	3%
Attrition % (annualized)	10.0%	10.1%	n/a
Dow Jones Industrial Average (actual):
At period end	17,516	17,713	-1%
Average for period	16,594	17,932	-7%
S&P 500 Index (actual):
At period end	2,036	2,061	-1%
Average for period	1,944	2,064	-6%

(1)

Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues. Client dollars invested related to advisory programs revenue represents the net inflows of client dollars into the programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

First Quarter 2016 versus First Quarter 2015 Overview

The average S&P 500 Index decreased 6% and the average Dow Jones Industrial Average decreased 7% in the first quarter of 2016 compared to the first quarter of 2015, impacting results. Despite the market decreases, client assets under care increased 1% as of March 25, 2016 compared to March 27, 2015. Fee revenue increased 3%, while, overall, net revenue decreased 5% in the first quarter of 2016 compared to 2015.

Financial advisors gathered $9.7 billion in net new assets during the first quarter of 2016, compared to $14.4 billion in 2015, resulting in a 1% increase in client assets under care as of March 25, 2016 to $886.4 billion. Average client assets under care decreased 1% for the first quarter of 2016 compared to the first quarter of 2015, which included a 1% decrease in the advisory programs’ average assets under care to $137.9 billion. The inflow of client dollars into advisory programs was $2.4 billion for the three months ended March 25, 2016 compared to $3.5 billion in the prior year due to the programs continuing to mature and market uncertainty.

Net revenue decreased 5% to $1,561 for the first quarter of 2016 compared to 2015. This decrease was led by a 17% decrease in trade revenue, primarily due to fewer client dollars invested and the impact of market volatility.

Operating expenses decreased 4% in the first quarter of 2016 compared to 2015, primarily due to decreased compensation expense from lower revenues on which financial advisors are paid and lower variable compensation due to the softening of financial results.

Overall, the decrease in net revenue, partially offset by the decrease in operating expenses, generated income before allocations to partners of $191, an 11% decrease over a record 2015 first quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 25, 2016 AND MARCH 27, 2015

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 3% to $1,010 in the first quarter of 2016 compared to the same period in 2015. Asset-based fee revenue increased 1% and account and activity fee revenue increased 10%. A discussion of fee revenue components follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Asset-based fee revenue:
Advisory programs fees	$464	$465	0%
Service fees	289	295	-2%
Revenue sharing	45	47	-4%
Olive Street fees	12	2	500%
Cash solutions	10	1	900%
Trust Co. fees	10	10	0%
Total asset-based fee revenue	$830	$820	1%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$384.0	$384.0	0%
Advisory programs	136.1	138.1	-1%
Insurance	70.5	73.0	-3%
Cash solutions	20.6	20.2	2%
Total average U.S. client asset values	$611.2	$615.3	-1%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

For the three months ended March 25, 2016, asset-based fee revenue increased 1% to $830 compared to the three months ended March 27, 2015, led by an increase in cash solutions revenue. Cash solutions revenue included fees earned on money market funds, which increased due to higher fund yields as a result of an increase in interest rates in the first quarter of 2016 compared to the first quarter of 2015. Advisory programs fees were flat despite a slight 1% decrease in average client asset values.

Asset-based fee revenue also increased due to a $10 increase in Olive Street fees for the three months ended March 25, 2016, reflecting the addition of seven funds to the Trust during 2015. The Trust pays Olive Street for performing investment advisory services. The fees earned by Olive Street are offset by the fees paid by Olive Street to the sub-advisers to the funds in the Trust. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income. The investment advisory fees paid to sub-advisers are recognized in professional and consulting fees.

As disclosed in the Partnership's Annual Report, on February 5, 2016, the Partnership entered into a non-binding letter of intent to acquire the remaining 50.5% general partner interest of Passport Research, Ltd. ("Passport Research"), the investment adviser to two money market funds made available to Edward Jones clients, from Federated Investment Management Company ("Federated").  Federated approved the transfer on February 18, 2016, and the Partnership and Federated entered into a definitive agreement on April 27, 2016. The transfer is expected to be completed in the fourth quarter of 2016, subject to customary regulatory and fund shareholder approvals, and is not expected to have a material impact on the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Account and activity fee revenue:
Shareholder accounting services fees	$110	$102	8%
Retirement account fees	34	31	10%
Insurance contract service fees	14	9	56%
Other account and activity fees	22	22	—
Total account and activity fee revenue	$180	$164	10%

Related metrics:
Average client:
Shareholder accounting holdings serviced	25.4	23.4	9%
Retirement accounts	5.3	4.9	8%

For the three months ended March 25, 2016, account and activity fee revenue increased 10% to $180 compared to the three months ended March 27, 2015.  Revenue growth was led by shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 17% to $522 in the first quarter of 2016 compared to the same period in 2015. Results reflect market volatility due to external factors, including continued speculation over the Federal Reserve raising interest rates, volatility in the price of oil and slowing growth in China.  Commissions revenue decreased 18% and principal transactions revenue decreased 8%. A discussion of trade revenue components follows.

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Trade revenue(1):
Commissions revenue:
Mutual funds	$249	$297	-16%
Equities	142	182	-22%
Insurance products	71	82	-13%
Total commissions revenue	$462	$561	-18%
Principal transactions	60	65	-8%
Total trade revenue	$522	$626	-17%

Commissions related metrics:
Client dollars invested ($ billions)	$20.1	$25.0	-20%
Margin per $1,000 invested	$23.0	$22.4	3%
U.S. business days	57	59	-3%

(1)

As discussed in the Partnership's Annual Report, in conjunction with the 2015 closure of the negotiated municipal obligations underwriting portion of the Partnership's investment banking business, the Partnership revised the presentation of trade revenue to reclassify investment banking to principal transactions. The revenue and costs associated with the closure were immaterial to the Partnership’s Consolidated Financial Statements. Prior period figures were recast to conform to the new presentation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions – Mutual funds

For the three months ended March 25, 2016, mutual funds revenue decreased 16% to $249. The decrease was primarily due to a decrease in client dollars invested and fewer net new assets resulting from market volatility and uncertainty.

Commissions – Equities

For the three months ended March 25, 2016, equities revenue decreased 22% to $142.  The decrease was primarily attributable to a decrease in client dollars invested due to the strong equity market performance in the first quarter of 2015 as compared to the market volatility during the first quarter of 2016.

Commissions – Insurance Products

For the three months ended March 25, 2016, insurance revenue decreased 13% to $71. The decrease was primarily due to a decrease in client dollars invested.

Principal Transactions

For the three months ended March 25, 2016, principal transactions revenue decreased 8% to $60. The decrease was primarily due to a decrease in client dollars invested in unit investment trusts due to equity market volatility.

Net Interest and Dividends

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Net interest and dividends revenue:
Client loan interest	$30	$28	7%
Short-term investing interest	9	4	125%
Other interest and dividends	4	4	—
Limited partnership interest expense	(17)	(17)	—
Other interest expense	(1)	(2)	50%
Total net interest and dividends revenue	$25	$17	47%

Related metrics:
Average aggregate client loan balance	$2,862.8	$2,596.2	10%
Average rate earned	4.42%	4.59%	-4%

Average funds invested	$11,079.8	$9,958.4	11%
Average rate earned	0.34%	0.19%	79%

Weighted average $1,000 equivalent limited partnership units outstanding	914,346	925,999	-1%

For the three months ended March 25, 2016, net interest and dividends revenue increased 47% to $25. Results reflected a 125% increase in short-term investing interest due to increases in the average funds invested and the average rate earned.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Revenue

Other revenue decreased 50% to $4 in the first quarter of 2016, compared to the first quarter of 2015. The decrease was primarily attributable to a decrease in the value of investments held related to the Partnership’s nonqualified deferred compensation plan during the current quarter compared to an increase in the first quarter of the prior year.  The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Operating expenses:
Compensation and benefits:
Financial advisor	$630	$665	-5%
Home office and branch	287	276	4%
Variable compensation	167	205	-19%
Total compensation and benefits	1,084	1,146	-5%

Occupancy and equipment	97	95	2%
Communications and data processing	69	69	—
Professional and consulting fees	25	15	67%
Advertising	22	19	16%
Postage and shipping	13	13	—
Other operating expenses	60	64	-6%
Total operating expenses	$1,370	$1,421	-4%

Related metrics (actual):
Number of branches:
At period end	12,583	12,135	4%
Average	12,537	12,081	4%
Financial advisors:
At period end	14,536	14,209	2%
Average	14,511	14,059	3%
Branch office administrators(1):
At period end	14,503	14,047	3%
Average	14,404	13,952	3%
Home office associates(1):
At period end	5,926	5,721	4%
Average	5,922	5,676	4%

Home office associates(1) per 100 financial advisors (average)	40.8	40.4	1%

Branch office administrators(1) per 100 financial advisors (average)	99.3	99.2	—
Average operating expenses per financial advisor(2)	$39,487	$39,192	1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended March 25, 2016, operating expenses decreased 4% to $1,370 compared to the three month period ended March 27, 2015, primarily due to a $62 decrease in compensation and benefits (described below), partially offset by a $10 increase in professional and consulting fees, primarily related to fees paid by Olive Street to sub-advisers. The fees paid to sub-advisers are offset by investment advisory fee revenue earned by Olive Street, resulting in no impact on the Partnership’s net income (see further discussion in “Fee Revenue – Asset-based” section above).

Financial advisor compensation decreased 5% in the first quarter of 2016 primarily due to a decrease in revenues on which financial advisor commissions are paid, partially offset by growth in the number of financial advisors, increased participation in the Partnership’s compensation programs and changes in new financial advisor compensation. The Partnership expects financial advisor compensation to increase as more financial advisors participate in these compensation programs, which are intended to attract and retain financial advisors.

Home office and branch compensation and benefits expense increased 4% in the first quarter of 2016 primarily due to higher wages and healthcare costs, as well as more personnel to support the growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4% and 3%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation decreased 19% in the first quarter of 2016 to $167 as profitability and margin softened.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors and the average operating expenses per financial advisor as key metrics in managing its costs. In the first quarter of 2016, the average number of the home office associates and BOAs per 100 financial advisors increased 1% and was flat, respectively. The Partnership’s longer term cost management strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 1% primarily due to increases in home office and branch compensation and benefit expense and professional and consulting fees (see above), partially offset by the impact of spreading those costs over more financial advisors.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 25,	March 27,
	2016	2015	% Change
Net revenue:
U.S.	$1,520	$1,583	-4%
Canada	41	52	-21%
Total net revenue	1,561	1,635	-5%

Operating expenses (excluding variable compensation):
U.S.	1,162	1,168	-1%
Canada	41	48	-15%
Total operating expenses	1,203	1,216	-1%

Pre-variable income:
U.S.	358	415	-14%
Canada	—	4	-100%
Total pre-variable income	358	419	-15%

Variable compensation:
U.S.	163	201	-19%
Canada	4	4	—
Total variable compensation	167	205	-19%

Income (loss) before allocations to partners:
U.S.	195	214	-9%
Canada	(4)	—	-100%
Total income before allocations to partners	$191	$214	-11%

Client assets under care ($ billions):
U.S.
At period end	$867.7	$863.1	1%
Average	$850.0	$855.4	-1%
Canada
At period end	$18.7	$18.7	—
Average	$17.5	$18.8	-7%

Net new assets for the period ($ billions):
U.S.	$9.3	$13.9	-33%
Canada	$0.4	$0.5	-20%

Financial advisors (actual):
U.S.
At period end	13,875	13,502	3%
Average	13,845	13,349	4%
Canada
At period end	661	707	-7%
Average	666	710	-6%

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended March 25, 2016, net revenue decreased 4% ($63) compared to the three month period ended March 27, 2015.  The decrease in net revenue was primarily due to a decrease in trade revenue, partially offset by increases in account and activity fee revenue and asset-based fee revenue. Trade revenue decreased 16% ($97) primarily due to a decline in the amount of client dollars invested. Account and activity fee revenue increased 11% ($17) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced. Asset-based fee revenue increased 1% ($10) primarily due to an increase in investment advisory fees paid by the Trust to Olive Street. The investment advisory fee revenue earned by Olive Street is offset by fees paid to sub-advisers, resulting in no impact on the Partnership’s net income (see further discussion in “Fee Revenue – Asset-based” section above).

Operating expenses (excluding variable compensation) decreased 1% ($6) in the first quarter of 2016 primarily due to a decrease in financial advisor compensation. Financial advisor compensation was down due to decreases in revenue on which financial advisor commissions are paid.

Canada

For the three months ended March 25, 2016, net revenue decreased 21% ($11) compared to the first quarter of 2015.  Trade revenue decreased 30% ($7), attributable to decreases in the amount of client dollars invested and the margin earned, primarily from mutual funds. In addition, results were negatively impacted by foreign currency translation due to the weakening of the Canadian dollar in the first quarter of 2016 compared to the first quarter of 2015.

Operating expenses (excluding variable compensation) decreased 15% ($7) in the first quarter of 2016 compared to the first quarter of 2015 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid and fewer financial advisors.

The Partnership remains focused on achieving profitability in Canada. This includes several initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted legislation and rules ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and enacted reforms to the regulation of money market funds.

On April 6, 2016, the DOL issued its final rule on the definition of the term "fiduciary" and exemptions related thereto in the context of ERISA and IRAs.  The final rule will become applicable in April of 2017.  At this time, the Partnership is reviewing the final rule and determining the scope and depth of changes that will need to be made to the Partnership's operations as a result of the rule.  As such, the Partnership cannot predict at this time the full extent of any adverse impact on its operating results.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership derived 77% and 75% of its total revenue from sales and services related to mutual fund and insurance products for the three month periods ended March 25, 2016 and March 27, 2015, respectively. In addition, the Partnership derived from one mutual fund company 20% of its total revenue for both the three month periods ended March 25, 2016 and March 27, 2015. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the Plan. On January 2, 2015, the Partnership issued $292 of Interests in connection with the Plan. In addition, on January 4, 2016, the Partnership issued an immaterial amount of additional Interests to individuals participating in retirement transition plans pursuant to the Plan. The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future. Proceeds from the Interests issued under the Plan have been used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at March 25, 2016, net of reserve for anticipated withdrawals, was $2,344, a decrease of $4 from December 31, 2015. This slight decrease in Partnership capital subject to mandatory redemption was primarily due to the net increase in Partnership loans outstanding ($79) and redemption of limited partner, subordinated limited partner and general partner interests ($3, $4 and $145, respectively), mostly offset by the retention of general partner earnings ($20) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $57 and $149, respectively). During the three month periods ended March 25, 2016 and March 27, 2015, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  It is anticipated that of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing the majority will be financed through Partnership loans.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that Partnership loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

Any partner may also choose to have individual banking arrangements for their Partnership capital contributions. Any bank financing of capital contributions is in the form of unsecured bank loan agreements and is between the individual and the bank. The Partnership does not guarantee these bank loans, nor can the partner pledge his or her Partnership interest as collateral for the bank loan. The Partnership performs certain administrative functions in connection with its limited partners who have elected to finance a portion of their Partnership capital contributions through individual unsecured bank loan agreements from banks with whom the Partnership has other banking relationships. For all limited partner capital contributions financed through such bank loan agreements, each agreement instructs the Partnership to apply the proceeds from the redemption of that individual’s capital account to the repayment of the limited partner’s bank loan prior to any funds being released to the partner. In addition, the partner is required to apply Partnership earnings, net of any distributions to pay taxes, to service the interest and principal on the bank loan. Should a partner’s individual bank loan not be renewed upon maturity for any reason, the Partnership could experience increased requests for capital liquidations, which could adversely impact the Partnership’s liquidity. In addition, partners who finance all or a portion of their capital contributions with bank financing may be more likely to request the withdrawal of capital to meet bank financing requirements should the partners experience a period of reduced earnings. As a partnership, any withdrawals by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.

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

	As of March 25, 2016
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$914	$423	$1,304	$2,641
Partnership capital owned by partners with individual loans	$327	$8	$764	$1,099
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	36%	2%	59%	42%

Individual loans:
Individual bank loans	$77	$—	$—	$77
Individual partnership loans	—	5	292	297
Total individual loans	$77	$5	$292	$374
Partner loans as a percent of total Partnership capital	8%	1%	22%	14%
Partner loans as a percent of respective Partnership capital owned by partners with loans	24%	63%	38%	34%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 25,	December 31,
	2016	2015
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which has an expiration date of November 15, 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of March 25, 2016, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks. Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future. Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of March 25, 2016 and December 31, 2015. In addition, the Partnership did not have any draws against these lines of credit during the three and twelve month periods ended March 25, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Activity

As of March 25, 2016, the Partnership had $989 in cash and cash equivalents and $589 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled $1,578 of Partnership liquidity as of March 25, 2016, an 11% ($202) decrease from $1,780 at December 31, 2015. This decrease was primarily due to timing of client cash activity and the resulting requirement for segregation. The Partnership had $9,837 and $9,982 in cash and investments segregated under federal regulations as of March 25, 2016 and December 31, 2015, respectively, which was not available for general use.

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

The Partnership’s Canada broker-dealer is a registered securities dealer regulated by IIROC. Under the regulations prescribed by IIROC, the Partnership's Canada broker-dealer is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s Canada broker-dealer's assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	March 25,	December 31,
	2016	2015	% Change
U.S.:
Net capital	$1,107	$1,140	-3%
Net capital in excess of the minimum required	$1,050	$1,083	-3%
Net capital as a percentage of aggregate debit items	39.0%	40.1%	-3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.9%	26.0%	-16%

Canada:
Regulatory risk adjusted capital	$26	$24	8%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$9	$19	-53%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of March 25, 2016 and December 31, 2015.

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

ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Part I, Item 1 – Financial Statements – Note 8 to this Quarterly Report for a discussion of adopted and recently issued accounting standards.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the DOL; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; and (10) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $11.1 billion, respectively, for the three month period ended March 25, 2016. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $91. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $29. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments earned interest at an average rate of approximately 34 basis points (0.34%) in the first three months of 2016, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to the money market funds made available to Edward Jones clients, is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research, the Partnership receives a portion of the income of Passport Research. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $18 and $25 for the three month periods ended March 25, 2016 and March 27, 2015, respectively. Based upon the current interest rate environment, the annual reduction in revenue for 2016 is estimated to be approximately $70. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.  As previously discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fee Revenue – Asset-based, the Partnership has entered into a definitive agreement to acquire the remaining 50.5% general partner interest of Passport Research from Federated.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 25, 2016.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership’s Annual Report.

Tribune.  In August 2011, retirees of Times Mirror/Tribune Company filed suit in the U.S. District Court for the Southern District of New York (the "MDL Court") against numerous brokerage firms and banks, including Edward Jones, claiming that a fraudulent transfer occurred during the 2007 Times Mirror/Tribune Company merger. Plaintiffs alleged that payments made to Tribune Company shareholders, of which Edward Jones’ customers received approximately $6.5 million, constituted fraudulent transfers. On June 1, 2015, the MDL Court entered an Order dismissing Edward Jones without prejudice from the lawsuit captioned In Re: Tribune Company Fraudulent Conveyance Litigation, Marc S. Kirschner, as Litigation Trustee for the Tribune Litigation Trust v. FitzSimons, et al. Two of the other related lawsuits, Deutsche Bank Trust Company Americas v. Ametek, Inc., and Niese v. Alliance Bernstein L.P., were dismissed by the MDL Court in 2013 and the dismissal was appealed to the U.S. Court of Appeals for the Second Circuit. On March 29, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report. The following risk factor supplements the risk factor in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership's Annual Report.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by self-regulatory organizations.  The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years.  The Partnership may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.  The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

The Dodd-Frank Act.  The Dodd-Frank Act, signed into law in July 2010, includes provisions that could potentially impact the Partnership’s operations.  Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact material changes to its operations.  However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact they may have on the financial services industry, the Partnership and its operations.  Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new self-regulatory organization to regulate investment advisers could be proposed.  In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions.  Proposed rules related to all of these provisions have not yet been adopted by regulators.  The Partnership cannot predict what impact any such rules, if adopted, would have on the Partnership.

DOL Fiduciary Rule.  In 2010, the DOL proposed a modification to a rule that would have impacted ERISA’s definition of “fiduciary” and potentially limited certain of Edward Jones’ business practices.  In September 2011, the DOL announced that it was withdrawing the proposed rule and stated its intention to re-propose the rule in the future.  In April 2015, the DOL re-proposed its rule.  On April 6, 2016, the DOL issued its final rule on the definition of the term "fiduciary" and exemptions related thereto in the context of ERISA and IRAs. The final rule will become applicable in April of 2017.  At this time, the Partnership is reviewing the final rule and determining the scope and depth of changes that will need to be made to the Partnership's operations as a result of the rule.  As such, the Partnership cannot predict at this time the full extent of any adverse impact on its operating results.

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

As previously disclosed in Part II, Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of the Partnership's Annual Report, the Partnership issued an aggregate of $370,500 of Interests to certain retired associates of Edward Jones for aggregate consideration of $370,500 in a private placement in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

3.1 *	Twelfth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 21, 2016.

3.2 *	Thirteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 26, 2016.

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
May 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	May 4, 2016
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2016
Kevin D. Bastien