Form 10-Q
period 2016-06-24
JONES FINANCIAL COMPANIES LLLP
filed 2016-08-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

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

As of July 29, 2016, 907,919 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 24,	December 31,
(Dollars in millions)	2016	2015
ASSETS:
Cash and cash equivalents	$883	$937
Cash and investments segregated under federal regulations	10,082	9,982
Securities purchased under agreements to resell	597	843
Receivable from:
Clients	3,131	3,060
Mutual funds, insurance companies and other	497	450
Brokers, dealers and clearing organizations	222	160
Securities owned, at fair value:
Investment securities	202	201
Inventory securities	68	36
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	552	559
Other assets	120	128

TOTAL ASSETS	$16,354	$16,356

LIABILITIES:
Payable to:
Clients	$12,741	$12,499
Brokers, dealers and clearing organizations	111	71
Accrued compensation and employee benefits	785	994
Accounts payable, accrued expenses and other	224	182
	13,861	13,746
Contingencies (Note 5)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	910	916
Subordinated limited partners	420	368
General partners	1,045	1,064
Total	2,375	2,348
Reserve for anticipated withdrawals	118	262
Total partnership capital subject to mandatory redemption	2,493	2,610

TOTAL LIABILITIES	$16,354	$16,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue:
Fee revenue
Asset-based	$891	$864	$1,721	$1,684
Account and activity	181	168	361	332
Total fee revenue	1,072	1,032	2,082	2,016
Trade revenue	546	614	1,068	1,240
Interest and dividends	48	38	91	74
Other revenue	13	15	17	23
Total revenue	1,679	1,699	3,258	3,353
Interest expense	19	18	37	37
Net revenue	1,660	1,681	3,221	3,316
Operating expenses:
Compensation and benefits	1,155	1,184	2,239	2,330
Occupancy and equipment	99	94	196	189
Communications and data processing	74	73	143	142
Professional and consulting fees	28	19	53	34
Advertising	17	15	39	34
Postage and shipping	12	13	25	26
Other operating expenses	67	61	127	125
Total operating expenses	1,452	1,459	2,822	2,880

Income before allocations to partners	208	222	399	436

Allocations to partners:
Limited partners	28	32	54	63
Subordinated limited partners	25	25	48	49
General partners	155	165	297	324
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.80	$34.83	$59.10	$68.37

Weighted average $1,000 equivalent limited partnership units outstanding	910,682	923,026	912,437	924,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 24, 2016	June 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	399	436
Depreciation and amortization	40	40

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(100)	137
Securities purchased under agreements to resell	246	134
Net payable to clients	171	(294)
Net receivable from brokers, dealers and clearing organizations	(22)	42
Receivable from mutual funds, insurance companies and other	(47)	(52)
Securities owned	(33)	(79)
Other assets	8	5
Accrued compensation and employee benefits	(209)	(203)
Accounts payable, accrued expenses and other	43	94
Net cash provided by operating activities	496	260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(34)	(42)
Net cash used in investing activities	(34)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	69	350
Redemption of partnership interests	(162)	(140)
Distributions from partnership capital	(423)	(421)
Net cash used in financing activities	(516)	(211)
Net (decrease) increase in cash and cash equivalents	(54)	7

CASH AND CASH EQUIVALENTS:
Beginning of period	937	1,033
End of period	$883	$1,040

Cash paid for interest	$37	$37
Cash paid for taxes	$7	$9

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$146	$119

Repayment of partnership loans through distributions from partnership capital in current period	$79	$83

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada for the three and six month periods ended May 31, 2016 and 2015 are included in the Partnership’s Consolidated Financial Statements because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”) and one of Edward Jones’ subsidiaries is a registered securities dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, L.L.C. ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder Trust (the "Trust").

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). The results of operations for the three and six month periods ended June 24, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the six and twelve month periods ended June 24, 2016 and December 31, 2015, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	June 24, 2016
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,401	$—	$—	$2,401
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,401	$300	$—	$2,701

Securities owned:
Investment securities:
Mutual funds(1)	$192	$—	$—	$192
Equities	5	—	—	5
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$201	$1	$—	$202

Inventory securities:
State and municipal obligations	$—	$33	$—	$33
Mutual funds	14	—	—	14
Certificates of deposit	—	13	—	13
Equities	6	—	—	6
Corporate bonds and notes	—	2	—	2
Total inventory securities	$20	$48	$—	$68

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,706	$—	$—	$2,706
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,706	$300	$—	$3,006

Securities owned:
Investment securities:
Mutual funds	$192	$—	$—	$192
Equities	4	—	—	4
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$200	$1	$—	$201

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	11	—	11
Mutual funds	7	—	—	7
Corporate bonds and notes	—	1	—	1
Total inventory securities	$24	$12	$—	$36

NOTE 3 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners, in each case, other than members of the Executive Committee (as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of June 24, 2016 and December 31, 2015, the outstanding amount of Partnership loans was $285 and $218, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $5 for the three and six month periods ended June 24, 2016, respectively, and $2 and $4 for the three and six month periods ended June 26, 2015, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 24,	June 26,
	2016	2015
Partnership loans outstanding at beginning of period	$218	$198
Partnership loans issued during the period	146	119
Repayment of Partnership loans during the period	(79)	(83)
Total Partnership loans outstanding	$285	$234

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 and $34 for the three and six month periods ended June 24, 2016, respectively, and $18 and $35 for the three and six month periods ended June 26, 2015, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2014, to register $350 in Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “Plan”). The Partnership has previously issued approximately $292 of Interests in connection with the Plan. The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	June 24,	December 31,
	2016	2015
U.S.:
Net capital	$1,129	$1,140
Net capital in excess of the minimum required	$1,071	$1,083
Net capital as a percentage of aggregate debit items	38.8%	40.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	22.5%	26.0%

Canada:
Regulatory risk adjusted capital	$44	$24
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$33	$19

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of June 24, 2016 and December 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. This liability represents the Partnership’s estimate of the potential loss contingency at June 24, 2016 and is believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $10 as of June 24, 2016. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 24, 2016 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue:
U.S.	$1,617	$1,634	$3,137	$3,217
Canada	43	47	84	99
Total net revenue	$1,660	$1,681	$3,221	$3,316

Pre-variable income:
U.S.	$399	$442	$757	$857
Canada	(3)	—	(3)	4
Total pre-variable income	396	442	754	861

Variable compensation:
U.S.	185	215	348	416
Canada	3	5	7	9
Total variable compensation	188	220	355	425

Income (loss) before allocations to partners:
U.S.	214	227	409	441
Canada	(6)	(5)	(10)	(5)
Total income before allocations to partners	$208	$222	$399	$436

The Partnership derived from one mutual fund company, and the funds it advised, 20% of its total revenue for both the three and six month periods ended June 24, 2016 and June 26, 2015. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Jun 24, 2016	$597	—	597	—	(597)	$—
Dec 31, 2015	$843	—	843	—	(843)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the first quarter of 2019. ASU 2016-02 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities. The Partnership is in the process of evaluating the impact of ASU 2016-02 and expects ASU 2016-02 will likely have a material impact on the Consolidated Financial Statements.

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and six month periods ended June 24, 2016 and June 26, 2015. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Revenue:
Fee revenue:
Asset-based	$891	$864	3%	$1,721	$1,684	2%
Account and activity	181	168	8%	361	332	9%
Total fee revenue	1,072	1,032	4%	2,082	2,016	3%
% of net revenue	65%	61%		65%	61%
Trade revenue	546	614	-11%	1,068	1,240	-14%
% of net revenue	33%	37%		33%	37%
Net interest and dividends	29	20	45%	54	37	46%
Other revenue	13	15	-13%	17	23	-26%
Net revenue	1,660	1,681	-1%	3,221	3,316	-3%
Operating expenses	1,452	1,459	—	2,822	2,880	-2%
Income before allocations to partners	$208	$222	-6%	$399	$436	-8%

Related metrics:
Client dollars invested:
Trade ($ billions)(1)	$26	$29	-10%	$52	$58	-10%
Advisory programs ($ billions)(2)	$4	$3	33%	$5	$6	-17%
Client households at period end	5.1	4.8	6%	5.1	4.8	6%
Net new assets for the period ($ billions)(3)	$9	$12	-25%	$19	$27	-30%
Client assets under care:
Total:
At period end ($ billions)	$907	$897	1%	$907	$897	1%
Average ($ billions)	$904	$896	1%	$886	$885	0%
Advisory programs:
At period end ($ billions)	$148	$146	1%	$148	$146	1%
Average ($ billions)	$147	$145	1%	$143	$142	1%
Financial advisors (actual):
At period end	14,610	14,360	2%	14,610	14,360	2%
Average	14,593	14,283	2%	14,554	14,166	3%
Attrition % (annualized)	9.3%	9.4%	n/a	9.7%	9.7%	n/a
Dow Jones Industrial Average (actual):
At period end	17,401	17,947	-3%	17,401	17,947	-3%
Average for period	17,766	18,010	-1%	17,218	17,913	-4%
S&P 500 Index (actual):
At period end	2,037	2,102	-3%	2,037	2,102	-3%
Average for period	2,075	2,102	-1%	2,014	2,083	-3%

(1)	Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues.
(2)

Client dollars invested related to advisory programs represents the net of the inflows and outflows of client dollars into the programs.  In the second quarter of 2016, the definition of inflows and outflows was refined to separate client driven activity from client fees, market movement and other activity.  Prior period figures were revised to conform to the current period definition.

(3)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2016 versus Second Quarter 2015 Overview

The average S&P 500 Index and the average Dow Jones Industrial Average both decreased 1% in the second quarter of 2016 compared to the second quarter of 2015, impacting results. Despite the market decreases, client assets under care increased 1% as of June 24, 2016 compared to June 26, 2015 due to the level of net new assets gathered since this time last year. Fee revenue increased 4%, while, overall, net revenue decreased 1% in the second quarter of 2016 compared to 2015.

Financial advisors gathered $9 billion in net new assets during the second quarter of 2016 compared to $12 billion in 2015. Average client assets under care increased 1% for the second quarter of 2016 compared to 2015, which included a 1% increase in the advisory programs’ average assets under care to $147 billion.  The launch of a new advisory program, Edward Jones Guided Solutions® ("Guided Solutions"), in the second quarter of 2016 contributed to advisory program net inflows, the majority of which came from existing client assets.

Net revenue decreased 1% to $1,660 for the second quarter of 2016 compared to 2015. This decrease was led by an 11% decrease in trade revenue, primarily due to fewer client dollars invested as a result of declines in the market and market volatility.

Operating expenses decreased $7 to $1,452 in the second quarter of 2016 compared to 2015, primarily due to decreased compensation expense from lower revenues on which financial advisors are paid and lower variable compensation due to the softening of financial results.

Overall, the decrease in net revenue, partially offset by the decrease in operating expenses, generated income before allocations to partners of $208, a 6% decrease from a record 2015 second quarter.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended June 24, 2016 versus Six Months Ended June 26, 2015 Overview

The average S&P 500 Index decreased 3% and the average Dow Jones Industrial Average decreased 4% in the first half of 2016 compared to the first half of 2015.  Overall, net revenue decreased 3% in the first half of 2016 compared to 2015 as trade revenue was impacted by market declines, partially offset by an increase in fee revenue.  Despite the market decreases, client assets under care increased 1% as of June 24, 2016 compared to June 26, 2015 due to the level of net new assets gathered since this time last year.

Financial advisors gathered $19 billion in net new assets during the first half of 2016 compared to $27 billion in 2015. Average client assets under care increased slightly for the first half of 2016 compared to 2015, which included a 1% increase in the advisory programs’ average assets under care to $143 billion.  The launch of a new advisory program, Guided Solutions, in the second quarter of 2016 contributed to advisory program net inflows, the majority of which came from existing client assets.

Net revenue decreased 3% to $3,221 for the first half of 2016 compared to 2015. This decrease was led by a 14% decrease in trade revenue, primarily due to fewer client dollars invested as a result of declines in the market and market volatility.

Operating expenses decreased 2% in the first half of 2016 compared to 2015, primarily due to decreased compensation expense from lower revenues on which financial advisors are paid and lower variable compensation due to the softening of financial results.

Overall, the decrease in net revenue, partially offset by the decrease in operating expenses, generated income before allocations to partners of $399, an 8% decrease from the record results experienced in the first half of 2015.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 24, 2016 AND JUNE 26, 2015

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 4% to $1,072 and 3% to $2,082 in the second quarter and first six months of 2016 compared to the same periods in 2015.  A discussion of fee revenue components follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Asset-based fee revenue:
Advisory programs fees	$495	$488	1%	$959	$952	1%
Service fees	312	309	1%	601	604	—
Revenue sharing	46	49	-6%	91	96	-5%
Olive Street fees	13	5	160%	25	8	213%
Cash solutions	15	3	400%	25	4	525%
Trust Co. fees	10	10	—	20	20	—
Total asset-based fee revenue	$891	$864	3%	$1,721	$1,684	2%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$400.0	$403.0	-1%	$392.1	$394.1	-1%
Advisory programs	145.0	143.2	1%	141.2	140.8	0%
Insurance	73.0	74.6	-2%	71.8	73.9	-3%
Cash solutions	20.5	20.0	3%	20.6	20.1	2%
Total average U.S. client asset values	$638.5	$640.8	0%	$625.7	$628.9	-1%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for all periods presented.

Asset-based fee revenue increased 3% to $891 and 2% to $1,721 in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.  These increases were led by an increase in cash solutions revenue. Cash solutions revenue included fees earned on money market funds, which increased due to higher fund yields as a result of higher interest rates in the second quarter and first six months of 2016 compared to the same periods in 2015.  The higher fund yields decreased the amount of fees waived by the Partnership in order to maintain positive client yields on the funds.

Asset-based fee revenue also increased in the second quarter and first six months of 2016 due to an increase in Olive Street fees, reflecting an increase in assets held in mutual funds in the Trust. The Trust pays Olive Street for performing investment advisory services. The fees earned by Olive Street equal the fees paid by Olive Street to the sub-advisers to the funds in the Trust. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income. The investment advisory fees paid to sub-advisers are recognized in professional and consulting fees.

The launch of a new advisory program, Guided Solutions, in the second quarter of 2016 contributed to advisory program net inflows, the majority of which came from existing client assets.  Guided Solutions is a client-directed advisory program that offers clients a broad range of investment options and the ability to build and maintain a portfolio that is aligned with the Partnership's investment guidance.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Account and activity fee revenue:
Shareholder accounting services fees	$112	$106	6%	$222	$208	7%
Retirement account fees	35	32	9%	69	63	10%
Insurance contract service fees	15	9	67%	29	18	61%
Other account and activity fees	19	21	-10%	41	43	-5%
Total account and activity fee revenue	$181	$168	8%	$361	$332	9%

Related metrics:
Average client:
Shareholder accounting holdings serviced	25.7	24.0	7%	25.5	23.7	8%
Retirement accounts	5.4	5.1	6%	5.4	5.0	8%

Account and activity fee revenue increased 8% to $181 in the second quarter of 2016 and increased 9% to $361 in the first six months of 2016, compared to the same periods in 2015. Revenue growth for both periods was led by increases in shareholder accounting services fees, due to the increase in the average number of client mutual fund holdings serviced, and insurance contract service fees.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 11% to $546 in the second quarter of 2016 and decreased 14% to $1,068 in the first six months of 2016 compared to the same periods in 2015. Results are reflective of the reduction in client dollars invested due to increased market volatility and uncertainties related to speculation over potential Federal Reserve interest rate hikes, volatility in the price of oil and concerns about the pace of global growth, including challenges in Europe and the slowdown in China.  A discussion of trade revenue components follows.

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Trade revenue(1):
Commissions revenue:
Mutual funds	$265	$300	-12%	$514	$597	-14%
Equities	150	147	2%	292	329	-11%
Insurance products	72	91	-21%	143	173	-17%
Total commissions revenue	$487	$538	-9%	$949	$1,099	-14%
Principal transactions	59	76	-22%	119	141	-16%
Total trade revenue	$546	$614	-11%	$1,068	$1,240	-14%

Commissions related metrics:
Client dollars invested ($ billions)	$21.4	$23.1	-7%	$41.5	$47.7	-13%
Margin per $1,000 invested	$22.8	$23.3	-2%	$22.9	$23.0	—
U.S. business days	64	63	2%	121	122	-1%

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

Commissions – Mutual funds

Mutual funds revenue decreased 12% to $265 in the second quarter of 2016 and decreased 14% to $514 in the first six months of 2016, compared to the same periods in 2015. The decrease for both periods was primarily due to a decrease in client dollars invested and fewer net new assets resulting from market volatility and uncertainty.

Commissions – Equities

For the three months ended June 24, 2016, equities revenue increased 2% to $150.  The increase was primarily attributable to an increase in client dollars invested due to relatively stronger equity market performance in the second quarter of 2016 compared to the second quarter of 2015.

For the six months ended June 24, 2016, equities revenue decreased 11% to $292, reflecting a decrease in revenue for the first quarter of 2016, partially offset by an increase in revenue for the second quarter of 2016.  Overall, the decrease was primarily attributable to a decline in client dollars invested during the first quarter of 2016 due to overall market volatility.  This decrease was partially offset by an increase in client dollars invested in the second quarter of 2016 due to relatively stronger equity market performance.

Commissions – Insurance Products

Insurance revenue decreased 21% to $72 in the second quarter of 2016 and decreased 17% to $143 in the first six months of 2016, compared to the same periods in 2015.  The decrease for both periods was primarily due to a decrease in client dollars invested in variable annuities due to market uncertainty.

Principal Transactions

For the three months ended June 24, 2016, principal transactions revenue decreased 22% to $59. The decrease was primarily due to a decrease in the margin earned per $1,000 invested due to the sustained low interest rate environment as clients continue to shift towards products with shorter maturities, which have lower margins.

For the six months ended June 24, 2016, principal transactions revenue decreased 16% to $119. The decrease was primarily due to a decrease in client dollars invested in unit investment trusts due to equity market volatility and a decrease in margin earned.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Net interest and dividends revenue:
Client loan interest	$33	$31	6%	$63	$59	7%
Short-term investing interest	11	5	120%	20	9	122%
Other interest and dividends	4	2	100%	8	6	33%
Limited partnership interest expense	(17)	(18)	-6%	(34)	(35)	-3%
Other interest expense	(2)	—	100%	(3)	(2)	50%
Total net interest and dividends revenue	$29	$20	45%	$54	$37	46%

Related metrics:
Average aggregate client loan balance	$2,902	$2,686	8%	$2,887	$2,646	9%
Average rate earned	4.62%	4.61%	—	4.56%	4.59%	-1%

Average funds invested(1)	$11,248	$9,841	14%	$11,139	$9,898	13%
Average rate earned	0.37%	0.20%	85%	0.36%	0.20%	80%

Weighted average $1,000 equivalent limited partnership units outstanding	910,682	923,026	-1%	912,437	924,484	-1%

(1)	Includes short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations, and securities purchased under agreements to resell.

Net interest and dividends increased 45% to $29 in the second quarter of 2016 and increased 46% to $54 in the first six months of 2016, compared to the same periods in 2015.  Results reflected an increase in short-term investing interest due to increases in the average funds invested and the average rate earned.

Other Revenue

Other revenue decreased 13% to $13 and 26% to $17 in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The decrease was primarily attributable to a decrease in the value of investments held related to the Partnership’s nonqualified deferred compensation plan during the current periods compared to an increase in the prior periods.  The Partnership has chosen to hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and fringe benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$661	$675	-2%	$1,291	$1,340	-4%
Home office and branch	306	289	6%	593	565	5%
Variable compensation	188	220	-15%	355	425	-16%
Total compensation and benefits	1,155	1,184	-2%	2,239	2,330	-4%

Occupancy and equipment	99	94	5%	196	189	4%
Communications and data processing	74	73	1%	143	142	1%
Professional and consulting fees	28	19	47%	53	34	56%
Advertising	17	15	13%	39	34	15%
Postage and shipping	12	13	-8%	25	26	-4%
Other operating expenses	67	61	10%	127	125	2%
Total operating expenses	$1,452	$1,459	—	$2,822	$2,880	-2%

Related metrics (actual):
Number of branches:
At period end	12,679	12,254	3%	12,679	12,254	3%
Average	12,636	12,193	4%	12,587	12,137	4%
Financial advisors:
At period end	14,610	14,360	2%	14,610	14,360	2%
Average	14,593	14,283	2%	14,554	14,166	3%
Branch office administrators(1):
At period end	14,668	14,270	3%	14,668	14,270	3%
Average	14,632	14,197	3%	14,520	14,078	3%
Home office associates(1):
At period end	6,092	5,894	3%	6,092	5,894	3%
Average	5,981	5,761	4%	5,955	5,718	4%

Home office associates(1) per 100 financial advisors (average)	41.0	40.3	2%	40.9	40.4	1%

Branch office administrators(1) per 100 financial advisors (average)	100.3	99.4	1%	99.8	99.4	—
Average operating expenses per financial advisor(2)	$41,321	$39,488	5%	$80,803	$78,710	3%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended June 24, 2016, operating expenses decreased slightly to $1,452 compared to the three month period ended June 26, 2015, primarily due to a $29 decrease in compensation and benefits (described below), partially offset by a $9 increase in professional and consulting fees, primarily related to fees paid by Olive Street to sub-advisers. The fees paid to sub-advisers are offset by investment advisory fee revenue earned by Olive Street, resulting in no impact on the Partnership’s net income (see further discussion in “Fee Revenue – Asset-based” section above).

Financial advisor compensation decreased 2% in the second quarter of 2016 primarily due to a decrease in revenues on which financial advisor commissions are paid, partially offset by growth in the number of financial advisors, increased participation in the Partnership’s compensation programs and changes in new financial advisor compensation. The Partnership expects financial advisor compensation to increase as more financial advisors participate in these compensation programs, which are intended to attract and retain financial advisors.

Home office and branch compensation and benefits expense increased 6% in the second quarter of 2016 primarily due to higher wages and healthcare costs, as well as more personnel to support the growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4% and 3%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation decreased 15% in the second quarter of 2016 to $188 as profitability softened.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expenses per financial advisor, as key metrics in managing its costs. In the second quarter of 2016, the average number of the home office associates and BOAs per 100 financial advisors increased 2% and 1%, respectively. The Partnership’s longer term cost management strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 5% primarily due to increases in home office and branch compensation and benefit expense and professional and consulting fees, partially offset by the impact of spreading those costs over more financial advisors.

For the six month period ended June 24, 2016, operating expenses decreased 2% to $2,822 compared to the six month period ended June 26, 2015, primarily due to a $91 decrease in compensation and benefits (described below).  This decrease was partially offset by a $19 increase in professional and consulting fees, primarily related to fees paid by Olive Street to sub-advisers.

Financial advisor compensation decreased 4% in the first half of 2016 primarily due to a decrease in revenues on which financial advisor commissions are paid, as discussed above.  Home office and branch compensation and benefits expense increased 5% in the first half of 2016 primarily due to higher wages and healthcare costs, as well as more personnel to support the growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office associates and BOAs increased 4% and 3%, respectively.  Variable compensation decreased 16% in the first half of 2016 to $355 as profitability softened.

In the first half of 2016, the average number of the home office associates and BOAs per 100 financial advisors increased 1% and was flat, respectively. The average operating expense per financial advisor increased 3% primarily due to increases in home office and branch compensation and benefit expense and professional and consulting fees, partially offset by the impact of spreading those costs over more financial advisors.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 24,	June 26,	%	June 24,	June 26,	%
	2016	2015	Change	2016	2015	Change
Net revenue:
U.S.	$1,617	$1,634	-1%	$3,137	$3,217	-2%
Canada	43	47	-9%	84	99	-15%
Total net revenue	1,660	1,681	-1%	3,221	3,316	-3%

Operating expenses (excluding variable compensation):
U.S.	1,218	1,192	2%	2,380	2,360	1%
Canada	46	47	-2%	87	95	-8%
Total operating expenses	1,264	1,239	2%	2,467	2,455	—

Pre-variable income:
U.S.	399	442	-10%	757	857	-12%
Canada	(3)	—	—	(3)	4	-175%
Total pre-variable income	396	442	-10%	754	861	-12%

Variable compensation:
U.S.	185	215	-14%	348	416	-16%
Canada	3	5	-40%	7	9	-22%
Total variable compensation	188	220	-15%	355	425	-16%

Income (loss) before allocations to partners:
U.S.	214	227	-6%	409	441	-7%
Canada	(6)	(5)	-20%	(10)	(5)	-100%
Total income before allocations to partners	$208	$222	-6%	$399	$436	-8%

Client assets under care ($ billions):
U.S.
At period end	$887.3	$878.1	1%	$887.3	$878.1	1%
Average	$884.6	$876.4	1%	$867.2	$866.3	—
Canada
At period end	$19.3	$18.9	2%	$19.3	$18.9	2%
Average	$19.1	$19.1	—	$18.3	$19.0	-4%

Net new assets for the period ($ billions):
U.S.	$8.8	$11.8	-25%	$18.1	$25.7	-30%
Canada	$0.3	$0.3	—	$0.7	$0.8	-13%

Financial advisors (actual):
U.S.
At period end	13,949	13,658	2%	13,949	13,658	2%
Average	13,935	13,578	3%	13,892	13,458	3%
Canada
At period end	661	702	-6%	661	702	-6%
Average	658	705	-7%	662	708	-6%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended June 24, 2016, net revenue decreased 1% ($17) compared to the three month period ended June 26, 2015.  The decrease in net revenue was primarily due to a decrease in trade revenue, partially offset by increases in asset-based fee revenue and account and activity fee revenue. Trade revenue decreased 11% ($64) primarily due to a decline in the amount of client dollars invested. Asset-based fee revenue increased 3% ($25) primarily due to an increase in cash solutions revenue and investment advisory fees paid by the Trust to Olive Street. The investment advisory fee revenue earned by Olive Street is offset by fees paid to sub-advisers, resulting in no impact on the Partnership’s net income (see further discussion in “Fee Revenue – Asset-based” section above).  Account and activity fee revenue increased 8% ($13) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced.

Operating expenses (excluding variable compensation) increased 2% ($26) in the second quarter of 2016 primarily due to an increase in home office and branch compensation and benefits and professional and consulting fees.  Home office and branch compensation and benefits expense increased primarily due to higher wages and healthcare costs, as well as more personnel to support the growth of the Partnership’s financial advisor network.  The increase in professional and consulting fees is primarily related to fees paid by Olive Street to sub-advisers.

For the six month period ended June 24, 2016, net revenue decreased 2% ($80) compared to the six month period ended June 26, 2015.  The decrease in net revenue was primarily due to a decrease in trade revenue, partially offset by increases in asset-based fee revenue and account and activity fee revenue. Trade revenue decreased 13% ($161) primarily due to a decline in the amount of client dollars invested. Asset-based fee revenue increased 2% ($35) primarily due to an increase in cash solutions revenue and investment advisory fees paid by the Trust to Olive Street.  Account and activity fee revenue increased 9% ($30) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced.

Operating expenses (excluding variable compensation) increased 1% ($20) in the first half of 2016 primarily due to an increase in professional and consulting fees related to fees paid by Olive Street to sub-advisers.

Canada

For the three months ended June 24, 2016, net revenue decreased 9% ($4) compared to the second quarter of 2015.  Trade revenue decreased 21% ($4), attributable to decreases in the amount of client dollars invested and the margin earned, primarily from mutual funds.

Operating expenses (excluding variable compensation) decreased 2% ($1) in the second quarter of 2016 compared to the second quarter of 2015 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid and fewer financial advisors.

For the six months ended June 24, 2016, net revenue decreased 15% ($15) compared to the first half of 2015.  Trade revenue decreased 26% ($11), attributable to decreases in the amount of client dollars invested and the margin earned, primarily from mutual funds.  In addition, results were negatively impacted by foreign currency translation due to the weakening of the Canadian dollar in the first half of 2016 compared to the first half of 2015.

Operating expenses (excluding variable compensation) decreased 8% ($8) in the first half of 2016 compared to the first half of 2015 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid and fewer financial advisors.

The Partnership remains focused on achieving profitability in Canada. This includes several long-term initiatives to increase revenue and control expenses. Revenue initiatives include the plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarter ended March 25, 2016, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted legislation and rules ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Department of Labor ("DOL") fiduciary rule and enacted reforms to the regulation of money market funds.

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

Second Quarter 2016 Update

DOL Fiduciary Rule.  In April 2016, the DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts.  The final rule will generally become applicable in April 2017.  The rule will likely have a significant impact on the financial services industry, including the Partnership and its clients.

Implementation of the rule will require changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  The Partnership plans to offer fee-based solutions to retirement accounts and also intends to offer the so-called Best Interest Contract Exemption to a limited extent for retirement accounts.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As the Partnership implements the rule, to the extent clients choose a higher percentage of fee-based solutions than historical practices or if not all products and services traditionally provided are available in the future for transaction-based retirement accounts, the Partnership likely will experience a decrease in transaction-based revenue, net revenue, net income and liquidity, which could be significant.  While significant movement of clients from transaction-based solutions to fee-based solutions could at least in part offset the decrease in transaction-based revenues over time, the Partnership cannot reliably predict the extent of any impact the rule may have on its operating results and financial position.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership derived 77% of its total revenue from sales and services related to mutual fund and insurance products for both the three and six month periods ended June 24, 2016, respectively, and 77% and 76% for the three and six month periods ended June 26, 2015, respectively. In addition, the Partnership derived from one mutual fund company, and the funds it advised, 20% of its total revenue for both the three and six month periods ended June 24, 2016 and June 26, 2015, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the Plan. The Partnership has previously issued approximately $292 of Interests in connection with the Plan. The remaining $58 of Interests may be issued in connection with the Plan at the discretion of the Partnership in the future. Proceeds from the Interests issued under the Plan have been used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors. The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at June 24, 2016, net of reserve for anticipated withdrawals, was $2,375, an increase of $27 from December 31, 2015. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($41) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $58 and $156, respectively), partially offset by the net increase in Partnership loans outstanding ($67) and redemption of limited partner, subordinated limited partner and general partner interests ($7, $4 and $151, respectively). During the six month periods ended June 24, 2016 and June 26, 2015, the Partnership retained 13.8% of income allocated to general partners.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. Partners borrowing from the Partnership will be required to repay such loans by applying the earnings received from the Partnership to such loans, net of amounts retained by the Partnership, amounts distributed for income taxes and 5% of earnings distributed to the partner. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. The Partnership does not anticipate that Partnership loans will have an adverse impact on the Partnership’s short-term liquidity or capital resources.

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

	As of June 24, 2016
	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total Partnership Capital
Total Partnership capital(1)	$910	$424	$1,326	$2,660
Partnership capital owned by partners with individual loans	$294	$8	$764	$1,066
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	32%	2%	58%	40%

Individual loans:
Individual bank loans	$70	$—	$—	$70
Individual partnership loans	—	4	281	285
Total individual loans	$70	$4	$281	$355
Partner loans as a percent of total Partnership capital	8%	1%	21%	13%
Partner loans as a percent of respective Partnership capital owned by partners with loans	24%	50%	37%	33%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 24,	December 31,
	2016	2015
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of June 24, 2016, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of June 24, 2016 and December 31, 2015. In addition, the Partnership did not have any draws against these lines of credit during the six and twelve month periods ended June 24, 2016 and December 31, 2015, respectively.

Cash Activity

As of June 24, 2016, the Partnership had $883 in cash and cash equivalents and $597 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $1,480 of Partnership liquidity as of June 24, 2016, a 17% ($300) decrease from $1,780 at December 31, 2015. This decrease was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement. The Partnership had $10,082 and $9,982 in cash and investments segregated under federal regulations as of June 24, 2016 and December 31, 2015, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	June 24,	December 31,
	2016	2015	% Change
U.S.:
Net capital	$1,129	$1,140	-1%
Net capital in excess of the minimum required	$1,071	$1,083	-1%
Net capital as a percentage of aggregate debit items	38.8%	40.1%	-3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	22.5%	26.0%	-13%

Canada:
Regulatory risk adjusted capital	$44	$24	83%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$33	$19	74%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of June 24, 2016 and December 31, 2015.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off balance sheet arrangements.

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

EXECUTIVE COMMITTEE CHANGES

After approximately 35 years of service to Edward Jones and its clients, on July 5, 2016, Norman L. Eaker, general partner of the Partnership, member of the Partnership’s Executive, Management, and Audit Committees, and the Partnership’s Chief Administrative Officer, announced his intention to retire effective December 31, 2016.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the DOL, including, without limitation, rules promulgated under ERISA; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Report on Form 10-Q for the periods ended March 26, 2016 and June 24, 2016.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $11.1 billion, respectively, for the six month period ended June 24, 2016. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $98. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $37. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments earned interest at an average rate of approximately 36 basis points (0.36%) in the first six months of 2016, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in the investment adviser to two money market funds made available to Edward Jones clients, is also impacted by changes in interest rates. As a 49.5% limited partner of Passport Research, the Partnership receives a portion of the income of Passport Research. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $33 and $50 for the six month periods ended June 24, 2016 and June 26, 2015, respectively. Based upon the current interest rate environment, the annual reduction in revenue for 2016 is estimated to be approximately $66. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.  As previously discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fee Revenue – Asset-based, the Partnership has entered into a definitive agreement to acquire the remaining 50.5% general partner interest of Passport Research from Federated.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 24, 2016.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership's Annual Report and the discussion in Part II, Item 1 – Legal Proceedings in the Partnership's Quarterly Report on Form 10-Q for the period ended March 25, 2016.

Countrywide.   Since 2007, five cases have been filed against Edward Jones (in addition to other issuers and underwriters) asserting various claims under the U.S. Securities Act of 1933 in connection with registration statements and prospectus supplements issued for certain mortgage-backed certificates issued between 2005 and 2007.  As previously disclosed in the Partnership's Annual Report, four of these cases had appeals pending (one was resolved in 2014).  As an update to the prior disclosure regarding these pending cases:

Three purported class action cases (David H. Luther, et al. v. Countrywide Financial Corporation, et al. filed in 2007 and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. filed in 2010, both filed in the Superior Court of the State of California, County of Los Angeles; and Maine State Retirement System, et al. v. Countrywide Financial Corporation, et al. filed in 2010 in the U.S. District Court for the Central District of California) were filed against numerous issuers and underwriters, including Edward Jones.  Settlements were reached in each of these cases among certain parties, but other parties objected to the settlement and appealed the settlements in the U.S. Court of Appeals for the Ninth Circuit.  Such appeals were dismissed with prejudice on May 24, 2016, pursuant to settlement agreements among all parties.  Edward Jones did not contribute to the settlements and these cases have concluded.

In addition, in the lawsuit filed by the Federal Deposit Insurance Corporation (“FDIC”), in its capacity as receiver for Colonial Bank (FDIC v. Countrywide Securities Corporation, Inc., et al. filed in 2012 in the U.S. District Court for the Central District of California) against numerous issuers and underwriters, including Edward Jones, the defendants reached a settlement with the FDIC in the amount of $190 million on May 26, 2016.  Edward Jones made no admission of liability and received a release of claims in connection with the settlement and did not contribute to the settlement.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and the Quarterly Report on Form 10-Q for the quarter ended March 25, 2016. The following risk factor supplements the risk factor in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership's Annual Report.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by self-regulatory organizations ("SRO").  The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years.  The Partnership may be adversely affected as a result of new or revised legislation or regulations, by changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.

Such Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity.  Regulatory changes or changes in the law could increase compliance costs which would adversely impact the Partnership's profitability.  However, the Partnership cannot presently predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

The Dodd-Frank Act.  The Dodd-Frank Act, signed into law in July 2010, includes provisions that could potentially impact the Partnership’s operations.  Since the passage of the Dodd-Frank Act, the Partnership has not been required to enact

PART II. OTHER INFORMATION

Item 1A.    Risk Factors, continued

material changes to its operations.  However, the Partnership continues to review and evaluate the provisions of the Dodd-Frank Act and the impending rules to determine what impact or potential impact they may have on the financial services industry, the Partnership and its operations.  Among the numerous potentially impactful provisions in the Dodd-Frank Act are: (i) pursuant to Section 913 of the Dodd-Frank Act, the SEC staff issued a study recommending a universal fiduciary standard of care applicable to both broker-dealers and investment advisers when providing personalized investment advice about securities to retail clients, and such other clients as the SEC provides by rule; and (ii) pursuant to Section 914 of the Dodd-Frank Act, a new SRO to regulate investment advisers could be proposed.  In addition, the Dodd-Frank Act contains new or enhanced regulations that could impact specific securities products offered by the Partnership to investors and specific securities transactions.  Proposed rules related to all of these provisions have not yet been adopted by regulators.  The Partnership cannot predict what impact any such rules, if adopted, would have on the Partnership.

DOL Fiduciary Rule.  In April 2016, the DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts.  The final rule will generally become applicable in April 2017.  The rule will likely have a significant impact on the financial services industry, including the Partnership and its clients.

Implementation of the rule will require changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  The Partnership plans to offer fee-based solutions to retirement accounts and also intends to offer the so-called Best Interest Contract Exemption to a limited extent for retirement accounts.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As the Partnership implements the rule, to the extent clients choose a higher percentage of fee-based solutions than historical practices or if not all products and services traditionally provided are available in the future for transaction-based retirement accounts, the Partnership likely will experience a decrease in transaction-based revenue, net revenue, net income and liquidity, which could be significant.  While significant movement of clients from transaction-based solutions to fee-based solutions could at least in part offset the decrease in transaction-based revenues over time, the Partnership cannot reliably predict the extent of any impact the rule may have on its operating results and financial position.

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

Money Market Mutual Funds.  The SEC adopted amendments to the rules that govern money market mutual funds in July 2014.  The amendments preserve stable net asset value for certain retail funds and government funds.  The amendments also impose, under certain circumstances, liquidity fees and redemption gates on non-government funds.  The Partnership has implemented policies and procedures to comply with the revised rules and continues to evaluate the impact of these amendments on its operations, including the potential for additional policies and procedures to address the amendments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 24, 2016, the Partnership made the following issuance of its subordinated limited partnership interests (“SLP Interests”), which are fully described in the Partnership Agreement. The SLP Interests were issued in exchange for withdrawing general partner interests.

Date of Sale	Security	Amount of Security Sold	Aggregate Offering Price	Aggregate Underwriting Discounts or Commissions	Exemption from Registration
5/9/2016	SLP Interests	$750,000	$750,000	$0	Regulation D of The Securities Act of 1933, Rule 506; all purchasers were or are Accredited Investors as defined therein.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

3.1 *	Fourteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 23, 2016.

3.2 *	Fifteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 22, 2016.

3.3 *	Sixteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 20, 2016.

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
August 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	August 5, 2016
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2016
Kevin D. Bastien