Form 10-Q
period 2016-09-30
JONES FINANCIAL COMPANIES LLLP
filed 2016-11-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, 904,293 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
(Dollars in millions)	2016	2015
ASSETS:
Cash and cash equivalents	$1,097	$937
Cash and investments segregated under federal regulations	11,081	9,982
Securities purchased under agreements to resell	770	843
Receivable from:
Clients	3,148	3,060
Mutual funds, insurance companies and other	499	450
Brokers, dealers and clearing organizations	235	160
Securities owned, at fair value:
Investment securities	214	201
Inventory securities	81	36
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	549	559
Other assets	130	128

TOTAL ASSETS	$17,804	$16,356

LIABILITIES:
Payable to:
Clients	$13,903	$12,499
Brokers, dealers and clearing organizations	113	71
Accrued compensation and employee benefits	1,024	994
Accounts payable, accrued expenses and other	222	182
	15,262	13,746
Contingencies (Note 5)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	906	916
Subordinated limited partners	421	368
General partners	1,077	1,064
Total	2,404	2,348
Reserve for anticipated withdrawals	138	262
Total partnership capital subject to mandatory redemption	2,542	2,610

TOTAL LIABILITIES	$17,804	$16,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	Sept 30, 2016	Sept 25, 2015	Sept 30, 2016	Sept 25, 2015
Revenue:
Fee revenue
Asset-based	$957	$856	$2,678	$2,540
Account and activity	184	179	545	511
Total fee revenue	1,141	1,035	3,223	3,051
Trade revenue	495	598	1,563	1,838
Interest and dividends	52	40	143	114
Other revenue (loss), net	14	(9)	31	14
Total revenue	1,702	1,664	4,960	5,017
Interest expense	19	19	56	56
Net revenue	1,683	1,645	4,904	4,961
Operating expenses:
Compensation and benefits	1,191	1,146	3,430	3,476
Occupancy and equipment	101	97	297	286
Communications and data processing	77	71	220	213
Professional and consulting fees	34	26	87	60
Advertising	17	16	56	50
Postage and shipping	13	13	38	39
Other operating expenses	64	68	191	193
Total operating expenses	1,497	1,437	4,319	4,317

Income before allocations to partners	186	208	585	644

Allocations to partners:
Limited partners	24	30	78	93
Subordinated limited partners	23	23	71	72
General partners	139	155	436	479
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.49	$32.67	$86.59	$101.04

Weighted average $1,000 equivalent limited partnership units outstanding	906,511	920,508	910,555	923,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	Sept 30, 2016	Sept 25, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	585	644
Depreciation and amortization	61	62

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(1,099)	(101)
Securities purchased under agreements to resell	73	(159)
Net payable to clients	1,316	(112)
Net receivable from brokers, dealers and clearing organizations	(33)	(3)
Receivable from mutual funds, insurance companies and other	(49)	(34)
Securities owned	(58)	(25)
Other assets	(2)	21
Accrued compensation and employee benefits	30	16
Accounts payable, accrued expenses and other	41	57
Net cash provided by operating activities	865	366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(52)	(71)
Net cash used in investing activities	(52)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	72	350
Redemption of partnership interests	(174)	(156)
Distributions from partnership capital	(551)	(560)
Net cash used in financing activities	(653)	(366)
Net increase (decrease) in cash and cash equivalents	160	(71)

CASH AND CASH EQUIVALENTS:
Beginning of period	937	1,033
End of period	$1,097	$962

Cash paid for interest	$56	$56
Cash paid for taxes	$9	$11

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$146	$119

Repayment of partnership loans through distributions from partnership capital in current period	$97	$101

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada as of August 31, 2016 and November 30, 2015 are included in the Partnership’s Consolidated Balance Sheet and the results for the three and nine month periods ended August 31, 2016 and 2015 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”) and one of Edward Jones’ subsidiaries is a registered securities dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares, fees related to assets held by, and account services provided to, its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, L.L.C. ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder Trust (the "Trust").

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

There have been no material changes to the Partnership’s significant accounting policies as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. These Consolidated Financial Statements should be read in conjunction with the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine and twelve month periods ended September 30, 2016 and December 31, 2015, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	September 30, 2016
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,601	$—	$—	$2,601
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,601	$300	$—	$2,901

Securities owned:
Investment securities:
Mutual funds(1)	$204	$—	$—	$204
Equities	5	—	—	5
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$213	$1	$—	$214

Inventory securities:
State and municipal obligations	$—	$34	$—	$34
Equities	19	—	—	19
Mutual funds	16	—	—	16
Certificates of deposit	—	7	—	7
Corporate bonds and notes	—	3	—	3
Collateralized mortgage obligations	—	2	—	2
Total inventory securities	$35	$46	$—	$81

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

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

NOTE 3 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners, in each case, other than members of the Executive Committee (as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of September 30, 2016 and December 31, 2015, the outstanding amount of Partnership loans was $267 and $218, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $8 for the three and nine month periods ended September 30, 2016, respectively, and $2 and $6 for the three and nine month periods ended September 25, 2015, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	September 30,	September 25,
	2016	2015
Partnership loans outstanding at beginning of period	$218	$198
Partnership loans issued during the period	146	119
Repayment of Partnership loans during the period	(97)	(101)
Total Partnership loans outstanding	$267	$216

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 and $51 for the three and nine month periods ended September 30, 2016, respectively, and $17 and $52 for the three and nine month periods ended September 25, 2015, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	September 30,	December 31,
	2016	2015
U.S.:
Net capital	$1,018	$1,140
Net capital in excess of the minimum required	$960	$1,083
Net capital as a percentage of aggregate debit items	35.0%	40.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.3%	26.0%

Canada:
Regulatory risk adjusted capital	$39	$24
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$28	$19

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of September 30, 2016 and December 31, 2015.

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

The Partnership assesses its liabilities and contingencies utilizing available information. For those matters where it is probable the Partnership will incur a potential loss and the amount of the loss is reasonably estimable, in accordance with FASB ASC No. 450, Contingencies, an accrued liability has been established. This liability represents the Partnership’s estimate of the potential loss contingency at September 30, 2016 and is believed to be sufficient. Such liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $11 as of September 30, 2016. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 30, 2016 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sept 30, 2016	Sept 25, 2015	Sept 30, 2016	Sept 25, 2015
Net revenue:
U.S.	$1,638	$1,599	$4,775	$4,816
Canada	45	46	129	145
Total net revenue	$1,683	$1,645	$4,904	$4,961

Pre-variable income (loss):
U.S.	$358	$413	$1,115	$1,270
Canada	1	2	(2)	6
Total pre-variable income	359	415	1,113	1,276

Variable compensation:
U.S.	169	203	517	619
Canada	4	4	11	13
Total variable compensation	173	207	528	632

Income (loss) before allocations to partners:
U.S.	189	210	598	651
Canada	(3)	(2)	(13)	(7)
Total income before allocations to partners	$186	$208	$585	$644

The Partnership derived from one mutual fund company, and the funds it advised, 19% and 20% of its total revenue for the three and nine month periods ended September 30, 2016, respectively, and 20% for both the three and nine months ended September 25, 2015. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Sept 30, 2016	$770	—	770	—	(770)	$—
Dec 31, 2015	$843	—	843	—	(843)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees. Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, equities and insurance products, and principal transactions. Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets. Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, margins earned on the transactions and market volatility. Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and nine month periods ended September 30, 2016 and September 25, 2015. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Revenue:
Fee revenue:
Asset-based	$957	$856	12%	$2,678	$2,540	5%
Account and activity	184	179	3%	545	511	7%
Total fee revenue	1,141	1,035	10%	3,223	3,051	6%
% of net revenue	68%	63%		66%	61%
Trade revenue	495	598	-17%	1,563	1,838	-15%
% of net revenue	29%	36%		32%	37%
Net interest and dividends	33	21	57%	87	58	50%
Other revenue (loss), net	14	(9)	256%	31	14	121%
Net revenue	1,683	1,645	2%	4,904	4,961	-1%
Operating expenses	1,497	1,437	4%	4,319	4,317	—
Income before allocations to partners	$186	$208	-11%	$585	$644	-9%

Related metrics:
Client dollars invested:
Trade ($ billions)(1)	$25	$28	-11%	$76	$86	-12%
Advisory programs ($ billions)(2)	$24	$4	500%	$29	$10	190%
Client households at period end	5.1	4.8	6%	5.1	4.8	6%
Net new assets for the period ($ billions)(3)	$10	$11	-9%	$29	$38	-24%
Client assets under care:
Total:
At period end ($ billions)	$950	$848	12%	$950	$848	12%
Average ($ billions)	$937	$876	7%	$904	$880	3%
Advisory programs:
At period end ($ billions)	$180	$138	30%	$180	$138	30%
Average ($ billions)	$163	$143	14%	$153	$142	8%
Financial advisors (actual):
At period end	14,730	14,449	2%	14,730	14,449	2%
Average	14,668	14,404	2%	14,594	14,241	2%
Attrition % (annualized)	9.2%	8.4%	n/a	9.4%	9.2%	n/a
Dow Jones Industrial Average (actual):
At period end	18,308	16,315	12%	18,308	16,315	12%
Average for period	18,310	17,152	7%	17,614	17,651	—
S&P 500 Index (actual):
At period end	2,168	1,931	12%	2,168	1,931	12%
Average for period	2,154	2,036	6%	2,064	2,067	—

(1)	Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues.
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

Third Quarter 2016 versus Third Quarter 2015 Overview

The average S&P 500 Index and the average Dow Jones Industrial Average increased 6% and 7%, respectively, in the third quarter of 2016 compared to the third quarter of 2015, positively impacting results. Client assets under care increased 12% as of September 30, 2016 compared to September 25, 2015 due to the level of net new assets gathered since this time last year and increases in the market value of client assets.

Financial advisors gathered $10 billion in net new assets during the third quarter of 2016 compared to $11 billion in 2015. Average client assets under care increased 7% for the third quarter of 2016 compared to 2015, which included a 14% increase in the advisory programs’ average assets under care to $163 billion.  The launch of a new advisory program, Edward Jones Guided Solutions® ("Guided Solutions"), in the second quarter of 2016 contributed to advisory program net inflows, the majority of which came from existing client assets.

Net revenue increased 2% to $1,683 for the third quarter of 2016 compared to 2015. This increase was led by a 10% increase in total fee revenue, primarily due to the continued investment of client dollars into advisory programs.  This increase was substantially offset by a decrease in trade revenue, primarily due to fewer client dollars invested as a result of market uncertainties and industry changes as well as the continued shift of client assets into fee-based programs offered by the Partnership.

Operating expenses increased 4% to $1,497 in the third quarter of 2016 compared to 2015, primarily due to increased financial advisor compensation program expenses, reflecting greater participation in existing programs and certain enhancements to compensation implemented in the third quarter of 2016, and higher home office and branch compensation and benefits resulting from increased home office and branch personnel.  Operating expenses also increased due to the impact of one additional week in the third quarter of 2016 compared to 2015.  This increase was partially offset by lower variable compensation due to the softening of financial results.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $186, an 11% decrease from the third quarter of 2015.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended September 30, 2016 versus Nine Months Ended September 25, 2015 Overview

The S&P 500 Index and the Dow Jones Industrial Average both increased in the first nine months of 2016 compared to the first nine months of 2015, positively impacting results.  Overall, net revenue decreased 1% in the first nine months of 2016 compared to 2015, reflecting a decrease in trade revenue, mostly offset by an increase in fee revenue.  Client assets under care increased 12% as of September 30, 2016 compared to September 25, 2015 due to the level of net new assets gathered since this time last year and increases in the market value of client assets.

Financial advisors gathered $29 billion in net new assets during the first nine months of 2016 compared to $38 billion in 2015.  Average client assets under care increased 3% for the first nine months of 2016 compared to 2015, which included an 8% increase in the advisory programs’ average assets under care to $153 billion.  The launch of Guided Solutions in the second quarter of 2016 contributed to advisory program net inflows, the majority of which came from existing client assets.

Net revenue decreased 1% to $4,904 for the first nine months of 2016 compared to 2015. This decrease was led by a 15% decrease in trade revenue, primarily due to fewer client dollars invested as a result of market uncertainties and industry changes as well as the continued shift of client assets into fee-based programs offered by the Partnership.

Operating expenses increased slightly in the first nine months of 2016 compared to 2015, primarily due to increased financial advisor compensation program expenses reflecting greater participation in existing programs and certain enhancements to compensation implemented in the third quarter of 2016, and higher home office and branch compensation and benefits resulting from increased home office and branch personnel.  This increase was partially offset by lower variable compensation due to the softening of financial results.

Overall, the decrease in net revenue and the slight increase in operating expenses, generated income before allocations to partners of $585, a 9% decrease from the record results experienced in the first nine months of 2015.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 25, 2015

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% to $1,141 and 6% to $3,223 in the third quarter and first nine months of 2016 compared to the same periods in 2015.  A discussion of fee revenue components follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Asset-based fee revenue:
Advisory programs fees	$543	$486	12%	$1,502	$1,438	4%
Service fees	326	304	7%	927	908	2%
Revenue sharing	48	44	9%	139	140	-1%
Olive Street fees	15	10	50%	40	18	122%
Cash solutions	15	2	650%	40	6	567%
Trust Co. fees	10	10	—	30	30	—
Total asset-based fee revenue	$957	$856	12%	$2,678	$2,540	5%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$411.7	$392.1	5%	$399.5	$391.7	2%
Advisory programs	160.9	141.1	14%	150.7	140.9	7%
Insurance	75.1	72.9	3%	72.9	73.4	-1%
Cash solutions	21.4	20.0	7%	20.9	20.1	4%
Total average U.S. client asset values	$669.1	$626.1	7%	$644.0	$626.1	3%

(1)

Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 97% for the three and nine month periods ended September 30, 2016 and 98% for the three and nine month periods ended September 25, 2015.

Asset-based fee revenue increased 12% to $957 and 5% to $2,678 in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.  These increases were led by an increase in advisory programs fees due to the launch of a new advisory program, Guided Solutions, in the second quarter of 2016.  The increase in net inflows into advisory programs was driven by the net inflows into Guided Solutions, the majority of which came from existing client assets.

The increase to asset-based fee revenue during the third quarter and first nine months of 2016 was also due to an increase in service fees and cash solutions revenue.  Service fees revenue increased due to the continued investment of client assets and increases in the market value of the underlying client assets held.  Cash solutions revenue included fees earned on money market funds, which increased due to higher fund yields as a result of higher interest rates in the third quarter and first nine months of 2016 compared to the same periods in 2015.  The higher fund yields decreased the amount of fees waived by the Partnership in order to maintain positive client yields on the funds.

Asset-based fee revenue also increased in the third quarter and first nine months of 2016 due to an increase in Olive Street fees, reflecting an increase in assets held in mutual funds in the Trust. The Trust pays Olive Street for performing investment advisory services. The fees earned by Olive Street equal the fees paid by Olive Street to the sub-advisers to the funds in the Trust. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income. The investment advisory fees paid to sub-advisers are included in professional and consulting fees.

As disclosed in the Partnership's Annual Report, on February 5, 2016, the Partnership entered into a non-binding letter of intent to acquire the remaining 50.5% general partner interest of Passport Research, Ltd. ("Passport Research") from Federated Investment Management Company ("Federated").  Passport Research has historically been the investment adviser to two money market funds made available to Edward Jones clients, one of which is no longer offered as of August 2016.  Federated approved the transfer on February 18, 2016, and the Partnership and Federated entered into a definitive agreement on April 27, 2016. The transfer is expected to be completed in the fourth quarter of 2016, subject to customary regulatory and fund shareholder approvals, and is not expected to have a material impact on the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and Activity

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Account and activity fee revenue:
Shareholder accounting services fees	$112	$107	5%	$334	$315	6%
Retirement account fees	36	36	—	105	99	6%
Insurance contract service fees	16	15	7%	45	33	36%
Other account and activity fees	20	21	-5%	61	64	-5%
Total account and activity fee revenue	$184	$179	3%	$545	$511	7%

Related metrics:
Average client:
Shareholder accounting holdings serviced	25.9	24.6	5%	25.7	24.0	7%
Retirement accounts	5.5	5.2	6%	5.4	5.1	6%

Account and activity fee revenue increased 3% to $184 in the third quarter of 2016 and increased 7% to $545 in the first nine months of 2016, compared to the same periods in 2015. Revenue growth for both periods was led by increases in shareholder accounting services fees, due to the increase in the average number of client mutual fund holdings serviced.  Insurance contract service fees, which are fees earned for administrative support under contracts with certain insurance companies, increased in the first nine months of 2016 due to the timing of when certain contracts began.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 17% to $495 in the third quarter of 2016 and decreased 15% to $1,563 in the first nine months of 2016 compared to the same periods in 2015. Results are reflective of the reduction in client dollars invested due to market uncertainties, including, among other factors, those related to speculation over potential Federal Reserve interest rate hikes, volatility in the price of oil, concerns about the pace of global growth, including challenges in Europe and the slowdown in China, and political election cycle, as well as industry changes, including the implementation of the Department of Labor's ("DOL") fiduciary rule.  In addition, 2016 trade revenue was impacted by the continued shift of client assets into fee-based programs as a result of the Partnership's expanded offerings and client preferences.  The Partnership expects this trend may continue or accelerate.  Results were positively impacted by more business days in 2016 compared to 2015.  A discussion of trade revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Trade revenue(1):
Commissions revenue:
Mutual funds	$224	$274	-18%	$738	$871	-15%
Equities	149	160	-7%	441	489	-10%
Insurance products	78	95	-18%	221	268	-18%
Total commissions revenue	$451	$529	-15%	$1,400	$1,628	-14%
Principal transactions	44	69	-36%	163	210	-22%
Total trade revenue	$495	$598	-17%	$1,563	$1,838	-15%

Commissions related metrics:
Client dollars invested ($ billions)	$20.2	$22.6	-11%	$61.7	$69.8	-12%
Margin per $1,000 invested	$22.3	$23.4	-5%	$22.7	$23.3	-3%
U.S. business days	68	63	8%	189	185	2%

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

Commissions – Mutual funds

Mutual funds revenue decreased 18% to $224 in the third quarter of 2016 and decreased 15% to $738 in the first nine months of 2016, compared to the same periods in 2015. The decrease for both periods was primarily due to a decrease in client dollars invested and fewer net new assets resulting from the factors discussed above.  In addition, results reflect a decrease in the margin earned due to a shift to lower-margin debt mutual funds from equity mutual funds.

Commissions – Equities

Equities revenue decreased 7% to $149 in the third quarter of 2016 and 10% to $441 in the first nine months of 2016, compared to the same periods in 2015.  The decrease was primarily attributable to decreases in client dollars invested due to the factors discussed above.

Commissions – Insurance Products

Insurance revenue decreased 18% to $78 in the third quarter of 2016 and decreased 18% to $221 in the first nine months of 2016, compared to the same periods in 2015.  The decrease for both periods was primarily due to a decrease in client dollars invested in variable annuities due to the factors discussed above.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

Principal transactions revenue decreased 36% to $44 in the third quarter of 2016 and 22% to $163 in the first nine months of 2016, compared to the same periods in 2015. Results reflect a decrease in the margin earned due to the sustained low interest rate environment as clients continue to shift towards products with shorter maturities, which have lower margins.  The decrease was also due to fewer client dollars invested in equity unit investment trusts due to the factors discussed above and a reduction in the number of equity unit investment trust products offered by the Partnership.

Net Interest and Dividends

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Net interest and dividends revenue:
Client loan interest	$36	$32	13%	$99	$91	9%
Short-term investing interest	12	5	140%	32	14	129%
Other interest and dividends	4	3	33%	12	9	33%
Limited partnership interest expense	(17)	(17)	—	(51)	(52)	-2%
Other interest expense	(2)	(2)	—	(5)	(4)	25%
Total net interest and dividends revenue	$33	$21	57%	$87	$58	50%

Related metrics:
Average aggregate client loan balance	$2,926	$2,799	5%	$2,898	$2,696	7%
Average rate earned	4.52%	4.56%	-1%	4.55%	4.58%	-1%

Average funds invested(1)	$12,012	$9,952	21%	$11,463	$9,961	15%
Average rate earned	0.39%	0.20%	95%	0.37%	0.20%	85%

Weighted average $1,000 equivalent limited partnership units outstanding	906,511	920,508	-2%	910,555	923,199	-1%

(1)	Includes short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations, and securities purchased under agreements to resell.

Net interest and dividends increased 57% to $33 in the third quarter of 2016 and increased 50% to $87 in the first nine months of 2016, compared to the same periods in 2015.  Results reflected an increase in short-term investing interest due to increases in the average funds invested and the average rate earned.

Other Revenue

Other revenue increased from a net loss of $9 to a net gain of $14 in the third quarter of 2016 and increased from $14 to $31 in the first nine months of 2016, compared to the same periods in 2015. The results were primarily attributable to an increase in the value of investments held related to the Partnership’s nonqualified deferred compensation plan during the current periods compared to a decrease in the prior periods.  The Partnership has chosen to economically hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability. As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$688	$648	6%	$1,979	$1,988	—
Home office and branch	330	291	13%	923	856	8%
Variable compensation	173	207	-16%	528	632	-16%
Total compensation and benefits	1,191	1,146	4%	3,430	3,476	-1%

Occupancy and equipment	101	97	4%	297	286	4%
Communications and data processing	77	71	8%	220	213	3%
Professional and consulting fees	34	26	31%	87	60	45%
Advertising	17	16	6%	56	50	12%
Postage and shipping	13	13	—	38	39	-3%
Other operating expenses	64	68	-6%	191	193	-1%
Total operating expenses	$1,497	$1,437	4%	$4,319	$4,317	—

Related metrics (actual):
Number of branches:
At period end	12,812	12,345	4%	12,812	12,345	4%
Average	12,743	12,295	4%	12,640	12,189	4%
Financial advisors:
At period end	14,730	14,449	2%	14,730	14,449	2%
Average	14,668	14,404	2%	14,594	14,241	2%
Branch office administrators(1):
At period end	14,668	14,304	3%	14,668	14,304	3%
Average	14,713	14,334	3%	14,583	14,161	3%
Home office associates(1):
At period end	6,058	5,811	4%	6,058	5,811	4%
Average	6,119	5,912	4%	6,007	5,778	4%

Home office associates(1) per 100 financial advisors (average)	41.7	41.0	2%	41.2	40.6	1%

Branch office administrators(1) per 100 financial advisors (average)	100.3	99.5	1%	99.9	99.4	1%
Average operating expenses per financial advisor(2)	$43,360	$40,405	7%	$124,161	$119,163	4%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended September 30, 2016, operating expenses increased 4% to $1,497 compared to the three month period ended September 25, 2015, primarily due to a $45 increase in compensation and benefits (described below) and the impact of one additional week in the third quarter of 2016 compared to 2015.  Results reflect an $8 increase in professional and consulting fees, primarily related to fees paid by Olive Street to sub-advisers.  The fees paid to sub-advisers are offset by investment advisory fee revenue earned by Olive Street, resulting in no impact on the Partnership’s net income (see further discussion in “Fee Revenue – Asset-based” section above).

Financial advisor compensation increased 6% in the third quarter of 2016 primarily due an increase in financial advisor compensation program expenses as a result of growth in the number of financial advisors and increased participation in existing compensation programs. In addition, to support financial advisors' efforts through the implementation of the DOL fiduciary rule, the Partnership implemented certain enhancements to financial advisor compensation during the third quarter of 2016.  These enhancements resulted in higher financial advisor compensation program expenses for the third quarter and the Partnership expects this trend to continue during the remainder of 2016.

Home office and branch compensation and benefits expense increased 13% in the third quarter of 2016 primarily due to higher wages and healthcare costs, an additional week of salary expense, as well as more personnel to support the growth of the Partnership’s financial advisor network.  The average number of the Partnership’s home office associates and branch office administrators (“BOAs”) increased 4% and 3%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation decreased 16% in the third quarter of 2016 to $173 as profitability softened.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expenses per financial advisor, as key metrics in managing its costs. In the third quarter of 2016, the average number of the home office associates and BOAs per 100 financial advisors increased 2% and 1%, respectively. The Partnership’s longer term cost management strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff. The average operating expense per financial advisor increased 7% primarily due to an increase in home office and branch compensation and benefit expense and an additional week of salary expense, partially offset by the impact of spreading those costs over more financial advisors.

For the nine month period ended September 30, 2016, operating expenses increased slightly to $4,319 compared to the nine month period ended September 25, 2015, primarily due to a $27 increase in professional and consulting fees, substantially related to fees paid by Olive Street to sub-advisers, and an $11 increase in occupancy and equipment expense due to an increase in the number of branches.  This increase was offset by a $46 decrease in compensation and benefits (described below).

Financial advisor compensation decreased slightly to $1,979 in the first nine months of 2016 primarily due to a decrease in revenues on which financial advisor commissions are paid, partially offset by an increase in financial advisor compensation program expenses due to growth in the number of financial advisors, increased participation in the Partnership's existing compensation programs, and the enhancements to compensation previously mentioned.  Home office and branch compensation and benefits expense increased 8% in the first nine months of 2016 primarily due to higher wages and healthcare costs, as well as more personnel to support the growth of the Partnership’s financial advisor network.  The average number of the Partnership’s home office associates and BOAs increased 4% and 3%, respectively.  Variable compensation decreased 16% in the first nine months of 2016 to $528 as profitability softened.

In the first nine months of 2016, the average number of both the home office associates and BOAs per 100 financial advisors increased 1%, respectively. The average operating expense per financial advisor increased 4% primarily due to an increase in home office and branch compensation and benefit expense, partially offset by the impact of spreading those costs over more financial advisors.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept 30,	Sept 25,	%	Sept 30,	Sept 25,	%
	2016	2015	Change	2016	2015	Change
Net revenue:
U.S.	$1,638	$1,599	2%	$4,775	$4,816	-1%
Canada	45	46	-2%	129	145	-11%
Total net revenue	1,683	1,645	2%	4,904	4,961	-1%

Operating expenses (excluding variable compensation):
U.S.	1,280	1,186	8%	3,660	3,546	3%
Canada	44	44	—	131	139	-6%
Total operating expenses	1,324	1,230	8%	3,791	3,685	3%

Pre-variable income (loss):
U.S.	358	413	-13%	1,115	1,270	-12%
Canada	1	2	-50%	(2)	6	-133%
Total pre-variable income	359	415	-13%	1,113	1,276	-13%

Variable compensation:
U.S.	169	203	-17%	517	619	-16%
Canada	4	4	—	11	13	-15%
Total variable compensation	173	207	-16%	528	632	-16%

Income (loss) before allocations to partners:
U.S.	189	210	-10%	598	651	-8%
Canada	(3)	(2)	-50%	(13)	(7)	-86%
Total income before allocations to partners	$186	$208	-11%	$585	$644	-9%

Client assets under care ($ billions):
U.S.
At period end	$930.3	$830.3	12%	$930.3	$830.3	12%
Average	$917.4	$857.8	7%	$885.3	$861.7	3%
Canada
At period end	$20.0	$17.3	16%	$20.0	$17.3	16%
Average	$19.7	$18.1	9%	$18.7	$18.6	1%

Net new assets for the period ($ billions):
U.S.	$9.6	$11.2	-14%	$27.7	$36.9	-25%
Canada	$0.3	$0.2	50%	$1.0	$1.0	—

Financial advisors (actual):
U.S.
At period end	14,072	13,760	2%	14,072	13,760	2%
Average	14,006	13,708	2%	13,932	13,538	3%
Canada
At period end	658	689	-4%	658	689	-4%
Average	662	696	-5%	662	703	-6%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended September 30, 2016, net revenue increased 2% ($39) compared to the three month period ended September 25, 2015.  The increase in net revenue was primarily due to increases in asset-based fee revenue and other revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 12% ($98) primarily due to an increase in advisory program fees resulting from the launch of Guided Solutions.  Trade revenue decreased 17% ($100) primarily due to a decline in the amount of client dollars invested.

Operating expenses (excluding variable compensation) increased 8% ($94) in the third quarter of 2016 primarily due to increases in financial advisor compensation and home office and branch compensation and benefits.  Financial advisor compensation increased primarily due to growth in the number of financial advisors, increased participation in the Partnership’s existing compensation programs and the enhancements to compensation to support financial advisors' efforts through the implementation of the DOL fiduciary rule.  Home office and branch compensation and benefits expense increased primarily due to higher wages and healthcare costs, an additional week of salary expense, as well as more personnel to support the growth of the Partnership’s financial advisor network.

For the nine month period ended September 30, 2016, net revenue decreased 1% ($41) compared to the nine month period ended September 25, 2015.  The decrease in net revenue was primarily due to a decrease in trade revenue, partially offset by increases in asset-based fee revenue and account and activity fee revenue. Trade revenue decreased 15% ($261) primarily due to a decline in the amount of client dollars invested. Asset-based fee revenue increased 5% ($133) primarily due to an increase in advisory program fees resulting from the launch of Guided Solutions and in cash solutions revenue due to increased yields earned.

Operating expenses (excluding variable compensation) increased 3% ($114) in the first nine months of 2016 primarily due to increases in home office and branch compensation and benefits and professional and consulting fees related to fees paid by Olive Street to sub-advisers.

Canada

For the three months ended September 30, 2016, net revenue decreased 2% ($1) compared to the third quarter of 2015.  Trade revenue decreased 17% ($3), attributable to decreases in the amount of client dollars invested and the margin earned, primarily from mutual funds.  Operating expenses (excluding variable compensation) remained flat in the third quarter of 2016 compared to the third quarter of 2015.

For the nine months ended September 30, 2016, net revenue decreased 11% ($16) compared to the first nine months of 2015.  Trade revenue decreased 23% ($14), attributable to decreases in the amount of client dollars invested and the margin earned, primarily from mutual funds.  In addition, results were negatively impacted by foreign currency translation due to the weakening of the Canadian dollar in the first nine months of 2016 compared to the first nine months of 2015.

Operating expenses (excluding variable compensation) decreased 6% ($8) in the first nine months of 2016 compared to the first nine months of 2015 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are paid and fewer financial advisors.

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

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the periods ended March 25, 2016 and June 24, 2016, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted legislation and rules ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the DOL fiduciary rule.

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

Third Quarter 2016 Update

DOL Fiduciary Rule.  As previously disclosed, the DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.  The final rule will generally become applicable in April 2017.  The rule will likely have a significant impact on the financial services industry, including the Partnership and its clients.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule will require changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  The Partnership plans to offer fee-based solutions to retirement accounts and also intends to offer the so-called Best Interest Contract Exemption with limited transaction-based product offerings to retirement accounts meeting certain account minimums.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As the Partnership implements the rule, to the extent clients choose a higher percentage of fee-based solutions than historical practices or with not all products and services traditionally provided available in the future for transaction-based retirement accounts, the Partnership likely will experience a decrease in transaction-based revenue, net revenue, net income before allocations to partners and liquidity, which could be significant.  The Partnership cannot reliably predict the extent of any impact the rule may have on its operating results and financial position.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership derived 76% and 77% of its total revenue from sales and services related to mutual fund and insurance products for the three and nine month periods ended September 30, 2016, respectively, and 75% and 76% for the three and nine month periods ended September 25, 2015, respectively. In addition, the Partnership derived from one mutual fund company, and the funds it advised, 19% and 20% of its total revenue for the three and nine month periods ended September 30, 2016, respectively, and 20% for both the three and nine months ended September 25, 2015. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to regulatory reform or other changes to the Partnership’s relationship with mutual fund companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, distributions to partners and redemptions of partnership interests. The principal sources for meeting the Partnership’s liquidity requirements include existing liquidity and capital resources of the Partnership, discussed further below, and funds generated from operations. The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements for the next twelve months. Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional Partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

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

The Partnership’s capital subject to mandatory redemption at September 30, 2016, net of reserve for anticipated withdrawals, was $2,404, an increase of $56 from December 31, 2015. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($61) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $61 and $156, respectively), partially offset by the net increase in Partnership loans outstanding ($49) and redemption of limited partner, subordinated limited partner and general partner interests ($11, $5 and $158, respectively). During both the nine month periods ended September 30, 2016 and September 25, 2015, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 30, 2016
	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total Partnership Capital
Total Partnership capital(1)	$906	$426	$1,339	$2,671
Partnership capital owned by partners with individual loans	$266	$11	$763	$1,040
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	29%	3%	57%	39%

Individual loans:
Individual bank loans	$64	$—	$—	$64
Individual partnership loans	—	5	262	267
Total individual loans	$64	$5	$262	$331
Partner loans as a percent of total Partnership capital	7%	1%	20%	12%
Partner loans as a percent of respective Partnership capital owned by partners with loans	24%	45%	34%	32%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 30,	December 31,
	2016	2015
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of September 30, 2016, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of September 30, 2016 and December 31, 2015. In addition, the Partnership did not have any draws against these lines of credit during the nine and twelve month periods ended September 30, 2016 and December 31, 2015, respectively. An overnight draw was made on the 2013 Credit Facility in October 2016 and two overnight draws were made on the uncommitted facility in November 2016 for the purpose of testing draw procedures.

Cash Activity

As of September 30, 2016, the Partnership had $1,097 in cash and cash equivalents and $770 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $1,867 of Partnership liquidity as of September 30, 2016, a 5% ($87) increase from $1,780 at December 31, 2015. This increase was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement. The Partnership had $11,081 and $9,982 in cash and investments segregated under federal regulations as of September 30, 2016 and December 31, 2015, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of:

	September 30,	December 31,
	2016	2015	% Change
U.S.:
Net capital	$1,018	$1,140	-11%
Net capital in excess of the minimum required	$960	$1,083	-11%
Net capital as a percentage of aggregate debit items	35.0%	40.1%	-13%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.3%	26.0%	-10%

Canada:
Regulatory risk adjusted capital	$39	$24	63%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$28	$19	47%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of September 30, 2016 and December 31, 2015.

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

EXECUTIVE COMMITTEE CHANGES

As previously disclosed, after approximately 35 years of service to Edward Jones and its clients, on July 5, 2016, Norman L. Eaker, general partner of the Partnership, member of the Partnership’s Executive, Management, and Audit Committees (each defined in the Partnership Agreement), and the Partnership’s Chief Administrative Officer, announced his intention to retire effective December 31, 2016.  In light of Mr. Eaker’s pending retirement, effective January 1, 2017, the Managing Partner appointed general partner Vincent J. Ferrari, age 56, as a member of the Partnership's Executive Committee and Audit Committee.  Mr. Ferrari will also continue in his roles on the Management Committee and as the Partnership's Chief Information Officer, and he will assume responsibility for the Operations and Service divisions.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $11.5 billion, respectively, for the nine month period ended September 30, 2016. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $112. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $40. A decrease in short-term interest rates currently has a less significant impact on net interest income due to the low interest rate environment. The Partnership has two distinct types of interest bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments earned interest at an average rate of approximately 37 basis points (0.37%) in the first nine months of 2016, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its minority ownership interest in Passport Research is also impacted by changes in interest rates.  Passport Research has historically been the investment adviser to two money market funds made available to Edward Jones clients, one of which is no longer offered as of August 2016. As a 49.5% limited partner of Passport Research, the Partnership receives a portion of the income of Passport Research. Due to the current historically low interest rate environment, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that will maintain a positive client yield on the funds. This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $48 and $75 for the nine month periods ended September 30, 2016 and September 25, 2015, respectively. Based upon the current interest rate environment, the annual reduction in revenue for 2016 is estimated to be approximately $64. Alternatively, if the interest rate environment improved such that this reduction in fees was no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.  As previously discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fee Revenue – Asset-based, the Partnership has entered into a definitive agreement to acquire the remaining 50.5% general partner interest of Passport Research from Federated.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2016.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership's Annual Report and the discussion in Part II, Item 1 – Legal Proceedings in the Partnership's Quarterly Report on Form 10-Q for the periods ended March 25, 2016 and June 24, 2016.

Retirement Plan Litigation.  On August 19, 2016, the Partnership, Edward Jones and certain other defendants were named in a putative class action lawsuit (McDonald v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under ERISA by a participant in the Edward D. Jones & Co. Profit Sharing and 401(k) Plan (the "Retirement Plan").  The lawsuit alleges that the defendants breached their fiduciary duties to Retirement Plan participants and seeks declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.  The defendants filed a motion to dismiss the lawsuit on October 12, 2016, which is pending.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the periods ended March 25, 2016 and June 24, 2016.  The following risk factor supplements the risk factor in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership's Annual Report.

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors, continued

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA, and retirement accounts in April 2016.  The final rule will generally become applicable in April 2017.  The rule will likely have a significant impact on the financial services industry, including the Partnership and its clients.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule will require changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  The Partnership plans to offer fee-based solutions to retirement accounts and also intends to offer the so-called Best Interest Contract Exemption with limited transaction-based product offerings to retirement accounts meeting certain account minimums.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As the Partnership implements the rule, to the extent clients choose a higher percentage of fee-based solutions than historical practices or with not all products and services traditionally provided available in the future for transaction-based retirement accounts, the Partnership likely will experience a decrease in transaction-based revenue, net revenue, net income before allocations to partners and liquidity, which could be significant.  The Partnership cannot reliably predict the extent of any impact the rule may have on its operating results and financial position.

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

During the quarter ended September 30, 2016, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are fully described in the Partnership Agreement.  The Partnership issued the SLP Interests pursuant to Regulation D under the Securities Act of 1933, as amended, on August 12, 2016, and September 8, 2016, to retiring general partners of the Partnership for an aggregate price of $2,954,464.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

3.1 *	Seventeenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 25, 2016.

3.2 *	Eighteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 21, 2016.

3.3 *	Nineteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 19, 2016.

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
November 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 10, 2016
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2016
Kevin D. Bastien