Form 10-K
period 2016-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2017-03-15
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 24, 2017,  901,922 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

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

As of December 31, 2016, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada.  Edward Jones is a registered broker-dealer and investment adviser in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  JFC is the ultimate parent company of Edward Jones and is a holding company.  Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares to, fees related to assets held by, and account services provided to, its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to segments for the years ended December 31, 2016, 2015 and 2014, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

PART I

Item 1.	Business, continued

Organizational Structure.

At December 31, 2016, the Partnership was organized as follows:

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.1.  For changes to the organizational structure subsequent to December 31, 2016, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 17 to the Consolidated Financial Statements.

Branch Office Network.  The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices.  The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOA") located in the communities where its clients live and work.  Financial advisors and BOAs provide tailored solutions and services to their clients while leveraging the resources of the Partnership's home office.  The Partnership operated 12,928 branch offices as of December 31, 2016, primarily staffed by a single financial advisor and a BOA.  Of this total, the Partnership operated 12,353 branch offices in the U.S. (located in all 50 states) and 575 branch offices in Canada.

PART I

Item 1.	Business, continued

Governance.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors.  Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it.  Under the terms of the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, as amended (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business.  Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC.  As of   December 31, 2016, JFC was composed of 403 general partners, 19,368 limited partners and 389 subordinated limited partners.  See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

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

($ millions)	2016		2015		2014
Fee revenue
Asset-based fees	$3,705	56%	$3,399	51%	$3,089	49%
Account and activity fees	719	10%	690	10%	617	10%
Total fee revenue	4,424	66%	4,089	61%	3,706	59%
Trade revenue	1,981	30%	2,425	36%	2,460	38%
Interest and dividends	193	3%	158	3%	135	2%
Other revenue	34	1%	22	0%	32	1%
Total revenue	$6,632	100%	$6,694	100%	$6,333	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered in the U.S. through the Edward Jones Advisory Solutions® program (“Advisory Solutions”), the Edward Jones Guided Solutions® program ("Guided Solutions") and the Edward Jones Managed Account Program® (“MAP”) and in Canada through the Edward Jones Portfolio Program® (“Portfolio Program”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”).  The Partnership launched Guided Solutions, a client-directed advisory program, in the second quarter of 2016.  Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940.  Portfolio Program and Guided Portfolios are not subject to this Act as services from these programs are only offered in Canada.  In January 2016 the Partnership announced its intention to wind down the MAP program offered in the U.S.  The Partnership stopped accepting new clients into the MAP program in January 2016 and intends to close the program by the end of 2017.  MAP represents less than 1% of asset-based fees revenue and the Partnership expects most of the client assets will be transferred to other programs which offer investment advisory services.

Through Advisory Solutions, financial advisors provide investment advisory services to clients for an annual fee based upon the average daily market value of their assets in the program.  Clients can choose to invest in Advisory Solutions Fund Models, which invest in affiliated mutual funds, unaffiliated mutual funds, and exchange-traded funds or Advisory Solutions Unified Managed Account Models, which also includes separately managed allocations.  When investing in Advisory Solutions, the client may elect either a research or a custom model.  If the client elects a research model, the Partnership assumes full investment discretion on the account and the client assets will be invested in one of numerous different research models developed and managed by Edward Jones.  If the client elects to build a custom model, the Partnership assumes limited investment discretion on the account, and the investments are selected by the client and his or her financial advisor.  The vast majority of client assets within Advisory Solutions are invested in research models.

PART I

Item 1.	Business, continued

The Partnership formed the Bridge Builder® Trust (the "BB Trust") to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to mitigate the concentration of client investments in third party funds and to lower client investment management expenses.  The BB Trust has eight active sub-advised funds in its series and may add additional funds in the future, at its discretion.  Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC and a Missouri limited liability company, is the investment adviser to the sub-advised mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selection and management of sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees.

Guided Solutions is a client-directed advisory program where financial advisors work with clients to build a portfolio that is aligned with the Partnership's investment philosophy and guidance.  Clients retain control over investment decisions and financial advisors help guide clients through a required process of identifying their financial goals and selecting an appropriate portfolio objective.  Guided Solutions offers two options, a Fund account or Flex account, depending on a client's account size and investment objectives.  The Partnership earns an annual fee based on the average daily market value of client assets in the program.  The sub-advised mutual funds of the BB Trust are not eligible investments in Guided Solutions.

Through the Portfolio Program, financial advisors provide discretionary investment advisory services to clients by using independent investment managers and proprietary asset allocation models.  Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines.  Fees for these programs are based on the average daily market value of client assets in the program as well as the portfolio model selected.

The Partnership also earns revenue on clients’ assets through service fees and other revenues received under agreements with mutual fund companies.  The fees generally range from 15 to 25 basis points (0.15% to 0.25%) of the value of the client assets held in the U.S. and up to 100 basis points (1.0%) of the value of client assets held in Canada.

The Partnership earns revenue sharing from certain mutual fund and insurance companies.  In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

In addition to the advisory programs mentioned above, the Partnership earns asset-based fees from the trust services and investment management services offered to its clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of JFC.

As of December 31, 2016, the Partnership was a 49.5% limited partner of Passport Research, Ltd. (“Passport Research”), which has historically been the investment adviser for two money market funds made available to Edward Jones clients, one of which was no longer offered as of August 2016.  Revenue from this source is primarily based on the value of client assets in the funds.  However, due to the continued low interest rate environment during the period, the investment adviser voluntarily chose to reduce certain fees charged to the funds to a level that would maintain a positive client yield on the funds which has depressed asset-based fee revenues derived from the funds.  For further information on this reduction of fees, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk.  On February 5, 2016, the Partnership entered into a non-binding letter of intent to acquire the remaining 50.5% general partner interest of Passport Research from Federated Investment Management Company ("Federated").  Federated approved the transfer on February 18, 2016, and the Partnership and Federated entered into a definitive agreement on April 27, 2016. The transfer was completed on January 27, 2017 resulting in JFC owning the 49.5% limited partner interest in Passport Research and a wholly-owned subsidiary of JFC, Passport Holdings LLC ("Passport Holdings"), owning the 50.5% general partner interest in Passport Research, which did not have a material impact on the Consolidated Financial Statements.  JFC transferred its limited partner interest in Passport Research and its ownership interest in Passport Holdings to Edward Jones on February 28, 2017.

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, insurance contract service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees.

The Partnership charges fees to certain mutual fund companies for shareholder accounting services, including maintaining client account information and providing other administrative services for the mutual funds.  Insurance

PART I

Item 1.	Business, continued

contract service fees are fees charged to certain insurance companies for administrative support.  The Partnership acts as the custodian for clients’ IRAs and the clients are charged an annual fee for this and other account services.  Account and activity fees also include sales-based revenue sharing fees and various transaction fees.

Trade Revenue

Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, equities and insurance products, and principal transactions.  Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions, and market volatility.

Commissions – Mutual Funds. The Partnership distributes mutual fund shares in continuous offerings and new underwritings.  As a dealer in mutual fund shares, the Partnership receives a dealer’s discount which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of each fund’s prospectus and the amount of the purchase.

Commissions – Equities. The Partnership receives a commission when it acts as an agent for a client in the purchase or sale of securities.  The commission is based on the value of the securities purchased or sold.

Commissions – Insurance Products. The Partnership sells life insurance, long-term care insurance, disability insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its clients through its financial advisors who hold insurance sales licenses.  As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the products.

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

Also included within principal transactions revenue is revenue derived from the Partnership’s distribution of unit investment trusts and participation in municipal obligations underwriting activities.  Revenue also includes underwriting fee revenue related to underwriting and management fees as well as gross acquisition profit/loss and volume concession revenue, which is earned and collected from the issuer.  The Partnership historically has not engaged in, and does not presently engage in investment banking activities, such as assisting in mergers and acquisitions, arranging private placement of securities issues with institutions, or providing consulting and financial advisory services to entities.

Interest and Dividends

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans, investment securities and inventory securities.  Loans secured by securities held in client margin accounts provide a source of income to the Partnership.  The Partnership is permitted to use securities owned by margin clients having an aggregate market value of generally up to 140% of the debit balance in margin accounts as collateral for the borrowings.  The Partnership may also use funds provided by free credit balances in client accounts to finance client margin account borrowings.

The Partnership’s interest income is impacted by the level of client margin account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell, Partnership loans, investment securities and inventory securities and the interest rates earned on each.

PART I

Item 1.	Business, continued

Significant Revenue Source

As of December 31, 2016, the Partnership distributed mutual funds for approximately 72 mutual fund companies.  One company, American Funds Distributors, Inc., represented 19% of the Partnership’s total revenue for the year ended December 31, 2016, which consisted of revenue from trades, asset-based fees and account and activity fees, which are described above.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

Investment Policy Committee.  The Partnership has an Investment Policy Committee ("IPC") which serves as a steward of the Partnership's investment philosophy and develops and aligns the advice and guidance necessary to help clients meet their long-term financial goals ("IPC Guidance").  Such IPC guidance is primarily related to investments and solutions and the way such investments and solutions are constructed into portfolios and tailored to meet clients' needs.

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

The Partnership clears and settles virtually all of its equity, municipal bond, corporate bond, mutual fund and annuity transactions for its U.S. broker-dealer through the National Securities Clearing Corporation (“NSCC”), Fixed Income Clearing Corporation (“FICC”) and Depository Trust Company (“DTC”), which are all subsidiaries of the Depository Trust and Clearing Corporation located in New York, New York.

In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates.  The Partnership uses a major bank for custody and settlement of U.S. treasury securities and Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation issues.  The Partnership also uses a major bank for custody of foreign securities.

The Partnership's Canada broker-dealer subsidiary handles the routing and settlement of client transactions.  In addition, the Partnership's Canada broker-dealer subsidiary is a member of the Canadian Depository of Securities (“CDS”) and FundServ for clearing and settlement of transactions.  CDS effects clearing of securities on the Canadian National Stock Exchange, Toronto Stock Exchange (“TSX”) and TSX Venture Exchange (“CDNX”).  Client securities on deposit are also held with CDS and National Bank Correspondent Network.

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

The Partnership's Canada broker-dealer subsidiary has an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by clients in their retirement accounts.  The Canada broker-dealer is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting and statements.

Employees.  The Partnership’s financial advisors are employees (or general partners of the Partnership).  As of  December 31, 2016, the Partnership had approximately 43,000 fulltime and part-time employees and general partners, including its 14,919 financial advisors.  The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership.

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

The Partnership maintains a comprehensive initial training program for prospective financial advisors which includes preparation for regulatory exams, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, U.S. and Canada trainees study for and take the requisite examinations.  After passing the requisite examinations, trainees complete a comprehensive training program in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations.  This training includes reviewing investments, compliance requirements and office procedures, understanding client needs, and establishing a base of potential clients.  Trainees complete the initial training program at a home office training facility.  The Partnership offers periodic training to its experienced financial advisors for the entirety of their careers.  Training programs for the more experienced financial advisors continue to focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and benefit plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, many of which are substantially larger than the Partnership in terms of capital, brokerage volume and underwriting activities.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Clients are able to transfer their business to competing organizations at any time.  There is also intense competition among firms for financial advisors.  The Partnership experiences continued efforts by competing firms to hire away its

PART I

Item 1.	Business, continued

financial advisors, although the Partnership believes its rate of turnover of financial advisors is in line with comparable firms.

REGULATION

Broker-Dealer and Investment Adviser Regulation.  The securities industry is subject to extensive federal and state laws, rules and regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of client funds and securities, client payment and margin requirements, capital structure of securities firms, record-keeping, standards of care, and the conduct of directors, officers and employees.

The SEC is the U.S. agency responsible for the administration of the federal securities laws.  Its mission is to protect investors, maintain fair, orderly and efficient markets, and facilitate capital formation.  Edward Jones is registered as a broker-dealer with the SEC.  Edward Jones is subject to periodic examinations by the SEC, review by a designated examining authority, and certain periodic and ad hoc reporting requirements of securities and customer funds.  Much of the regulation of broker-dealers has been delegated by the SEC to SROs, principally the Financial Industry Regulatory Authority ("FINRA").  FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

Securities firms are also subject to regulation by securities and insurance regulators in each U.S. state (as well as the District of Columbia) and U.S. territory where they conduct business.  Since Edward Jones is registered as a broker-dealer and sells insurance products in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, Edward Jones is subject to regulation in each of these jurisdictions.

The SEC, SROs, state authorities and other regulators may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a securities firm, its officers or employees.  Edward Jones has in the past been, and may in the future be, the subject of regulatory actions by various agencies that have the authority to regulate its activities (see Part I, Item 3 – Legal Proceedings for more information).

As an investment dealer registered in all provinces and territories of Canada, the Partnership's Canada broker-dealer subsidiary is subject to provincial, territorial and federal laws.  All provinces and territorial jurisdictions have established securities administrators to fulfill the administration of securities laws.  The Partnership's Canada broker-dealer subsidiary is also subject to the regulation of the Canada SRO, IIROC, which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada.  IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

In addition, Edward Jones, Olive Street and Passport Research are subject to the rules and regulations promulgated under the Investment Advisers Act of 1940 (“Investment Advisers Act”), which requires certain investment advisers to register with the SEC.  Edward Jones, Olive Street and Passport Research are registered investment advisers with the SEC.  The rules and regulations promulgated under the Investment Advisers Act govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct.  Edward Jones, Olive Street and Passport Research are subject to periodic examinations by the SEC, which is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act.

Pursuant to U.S. federal law, Edward Jones as a broker-dealer belongs to the Securities Investors Protection Corporation (“SIPC”).  For clients in the U.S., SIPC provides $500,000 of coverage for missing cash and securities in a client's account, with a maximum of $250,000 for cash claims.  Pursuant to IIROC requirements, the Partnership's Canada broker-dealer subsidiary belongs to the Canadian Investor Protection Fund (“CIPF”), a non-profit organization that provides investor protection for investment dealer insolvency.  For clients in Canada, CIPF limits coverage to C$1,000,000 in total, which can be any combination of securities and cash.

The Partnership currently maintains additional protection for U.S. clients through a contract with Underwriters at Lloyd’s, which protects clients’ accounts in excess of the SIPC coverage subject to specified limits.  This policy covers theft,

PART I

Item 1.	Business, continued

misplacement, destruction, burglary, embezzlement or abstraction of cash and client securities up to an aggregate limit of $900,000,000 (with maximum cash coverage limited to $1,900,000 per client) for covered claims of all U.S. clients of Edward Jones.  Market losses are not covered by SIPC or the additional protection.  In addition, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit for U.S. clients pursuant to the Customer Protection Rule 15c3-3 (“Customer Protection Rule”) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Department of Labor ("DOL") has rulemaking authority over retirement savings, which includes retirement accounts and retirement plans, and regulatory authority over retirement plans.

Additional legislation, changes in rules promulgated by the SEC, the DOL, SROs, state authorities and other regulators, and/or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers and investment advisers.  See Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives for additional information.

Regulation of Trust Co. and Regulation of JFC as Trust Co.’s Parent.  Trust Co. is a federally chartered savings and loan association that operates under a limited purpose “trust-only” charter, which generally restricts Trust Co. to acting solely in a custodial or fiduciary capacity, including as a trustee.  Trust Co. and JFC are subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”).

Uniform Net Capital Rule.  As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule 15c3-1 (“Uniform Net Capital Rule”) of the Exchange Act which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients.  The Uniform Net Capital Rule provides for two methods of computing net capital and Edward Jones has adopted what is generally referred to as the alternative method.  Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate debit items, as defined under the Customer Protection Rule.  The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned.  Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation.  Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

The Partnership's Canada broker-dealer subsidiary and Trust Co. are also required to maintain specified levels of regulatory capital.  Each of these subsidiaries has, at all times, been in compliance with the applicable capital requirements in the jurisdictions in which it operates.

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

PART I

Item 1.	Business, continued

other factors may cause the actual results, performance or achievements of the Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and rules promulgated by the DOL, including without limitation, rules promulgated under ERISA; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1A.	RISK FACTORS

The Partnership is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows.  In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, or in the Partnership’s other filings with the SEC, the following are some important factors that could cause the Partnership’s actual results to differ materially from results experienced in the past or those projected in any forward-looking statement.  If any of the matters included in the following risks were to occur, the Partnership’s business, financial condition, results of operations and cash flows could be materially adversely affected.  The risks and uncertainties described below are not the only ones the Partnership faces.  Additional risks and uncertainties not presently known to the Partnership or that the Partnership currently deems immaterial could also have a material adverse impact on the Partnership’s business and operations.

RISK RELATED TO THE PARTNERSHIP’S BUSINESS

Market Conditions and Inflation — As a part of the securities industry, a downturn in the U.S. and/or global securities markets historically has, and in the future could have, a significant negative effect on revenues and could significantly reduce or eliminate profitability of the Partnership.  In addition, an increase in inflation could affect securities prices and as a result, the profitability of the Partnership.

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, natural disasters, terrorist attacks, war, changes in local and national economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets.  The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature.  Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile.  Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

As the Partnership’s composition of net revenue becomes more heavily weighted towards asset-based fee revenue, a decrease in the market value of assets can have a greater negative impact on the Partnership’s financial results than experienced in prior years, due to the fact that asset-based fees are earned on the market value of the underlying client assets.

Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership.  The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade revenue, decreased margins and losses in dealer inventory accounts and syndicate positions.  This would have a material adverse impact on the profitability of the Partnership’s operations.

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

Inflation and future expectations of inflation can negatively influence securities prices, as well as activity levels in the securities markets.  As a result, the Partnership’s profitability may be adversely affected by inflation and inflationary expectations.   Additionally, the impact of inflation on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

PART I

Item 1A.	Risk Factors, continued

Legislative and Regulatory Initiatives — Proposed, potential and recently enacted federal and state legislation, rules and regulations (“Legislative and Regulatory Initiatives”) could significantly impact the regulation and operation of the Partnership and its subsidiaries.  In addition, Legislative and Regulatory Initiatives may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by SROs and other regulators.  The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years.  The Partnership may be adversely affected as a result of new or revised legislation or regulations, by changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.

Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity.  Regulatory changes or changes in the law could increase compliance costs which would adversely impact profitability.

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives.  As such, the Partnership cannot presently predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented, whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

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

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.  The final rule will generally become applicable on April 10, 2017.  The rule would likely have a significant impact on the financial services industry, including the Partnership and its clients.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL published a Notice of Proposed Rulemaking in the Federal Register on March 2, 2017, proposing to delay the applicability date of the rule for 60 days.  The Notice of Proposed Rulemaking has a 15-day comment period ending on March 17, 2017.  As a result, it is unclear whether the DOL will have adequate time to delay the implementation of the rule before the April 10 applicability date.  The Partnership continues to monitor the situation and to prepare for the implementation of the rule given the uncertainties regarding the delay.

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

PART I

Item 1A.	Risk Factors, continued

Best Interest Contract Exemption with limited transaction-based product offerings to retirement accounts meeting certain account minimums.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As the Partnership implements the rule, to the extent clients choose a higher percentage of fee-based solutions than historical practices or with not all products and services traditionally provided available in the future for transaction-based retirement accounts, the Partnership may experience a decrease in transaction-based revenue, net revenue, net income before allocations to partners and liquidity, which could be significant.  The Partnership cannot reliably predict the extent of any impact the rule may have on its operating results and financial position.

Competition — The Partnership is subject to intense competition for clients and personnel, and many of its competitors have greater resources.

All aspects of the Partnership’s business are highly competitive.  The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies.  Many of these organizations have substantially greater capital and additional resources, and some entities offer a wider range of financial services.  Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing.  The Partnership continues to compete with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Industry and technology changes may result in increased prevalence of robo-advisors.  Clients are able to transfer their business to competing organizations at any time.  The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide tailored solutions may be impacted by the evolving financial services industry, including technology changes, robo-advisors and other lower cost options.  In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics and preferences.  If financial advisors do not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability.  Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

Competition among financial services firms also exists for financial advisors and other personnel.  The Partnership’s continued ability to expand its business and to compete effectively depends on the Partnership’s ability to attract qualified employees and to retain and motivate current employees.  If the Partnership’s profitability decreases, then bonuses paid to financial advisors and other personnel, along with profit-sharing contributions, may be decreased or eliminated, increasing the risk that personnel could be hired away by competitors.  During an extended downturn in the economy, there is increased risk the Partnership’s more successful financial advisors may leave because a significant portion of their compensation is variable based on the Partnership’s profitability.  In addition, the Partnership's business is dependent on financial advisors' ability to compete for clients in order to attract and retain clients and clients' assets.

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

The vast majority of the Partnership’s branch offices are staffed by a single financial advisor and a BOA.  Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches.  The Partnership’s primary supervisory activity is conducted from its home offices.  Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of

PART I

Item 1A.	Risk Factors, continued

loss arising from alleged imprudent or illegal actions of its financial advisors.  Furthermore, the Partnership may be exposed to further losses if additional time elapses before its supervisory personnel detect problem activity.

The Partnership maintains personal financial and account information and other documents and instruments for its clients at its branch offices, both physically and in electronic format.  Despite reasonable precautions, because the branch offices are relatively small and some are in remote locations, the security systems at these branch offices may not prevent theft of such information.  If security of a branch is breached and personal financial and account information is stolen, the Partnership’s clients may suffer financial harm and the Partnership could incur financial harm, suffer reputational damage and face regulatory issues.

In addition, the Partnership leases its branch office spaces and a material increase in the value of real property across a broad geography may increase the amount of rent paid, which will negatively impact the Partnership’s profitability.  Further, the Partnership is currently focused on placing financial advisors in urban markets, which tend to have higher rent costs and could negatively impact the Partnership's profitability.

Inability to Achieve Financial Advisor Growth Rate — If the Partnership is unable to fully achieve its goals for hiring financial advisors or the attrition rate of its financial advisors is higher than its expectations, the Partnership may not be able to meet its planned growth rates or maintain its current number of financial advisors.

Historically, during times of market volatility and industry change, it is more difficult for the Partnership to attract qualified applicants for financial advisor positions.  In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors.  During times of market volatility and industry change, current financial advisors may be less effective in recruiting potential new financial advisors through referrals.

Regardless of the presence of market volatility and industry change, the Partnership has not historically been able to consistently meet its growth objectives.  There can be no assurance that the Partnership will be able to grow at desired rates in future periods or maintain its current number of financial advisors.

A significant number of the Partnership’s financial advisors have been licensed as brokers for less than three years.  As a result of being new to the business, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses.  Consequently, the Partnership has periodically experienced higher rates of attrition, particularly with respect to financial advisors who are new to the business and especially during times of market volatility.  The Partnership generally loses more than half of its financial advisors who have been licensed for less than three years.  The Partnership may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors.  Lower attrition in recent periods has positively impacted the Partnership's net financial advisor growth.  However, given changes to regulatory requirements, performance standards and financial advisor compensation, there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

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

In order to attract candidates to become financial advisors, the Partnership provides new financial advisors a minimum base compensation during their first three years as a financial advisor, as well as certain bonuses based on the amount of new assets gathered.  The intent is to attract a greater number of high quality recruits with an enhanced level of base compensation in order to serve more clients and meet the Partnership’s growth objectives.  If financial advisor compensation does not result in a corresponding increase in the level of productivity and retention rate of these financial advisors, then this additional compensation could negatively impact the Partnership’s financial performance in future periods.

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

Litigation and Regulatory Investigations and Proceedings — As a financial services firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks.  The Partnership is, from time to time, subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators.

Such matters have in the past, and could in the future, lead to formal actions, which may impact the Partnership’s business.  In the ordinary course of business, the Partnership also is subject to arbitration claims, lawsuits and other significant litigation such as class action suits.  Over time, there has been increasing litigation involving the financial services industry, including class action suits that generally seek substantial damages.

The Partnership has incurred significant expenses to defend and/or settle claims in the past.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if such matters will have a material adverse effect on its consolidated financial condition.  Such legal actions may be material to future operating results for a particular period or periods.  See Part I, Item 3 – Legal Proceedings for more information regarding certain unresolved claims.

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

The Partnership is particularly dependent on Broadridge, which acts as the Partnership’s primary vendor for providing accounting and record-keeping for client accounts in both the U.S. and Canada.  The Partnership’s communications and information systems are integrated with the information systems of Broadridge.  There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise.  The Partnership also utilizes certain products and services of The Bank of New York Mellon Corporation (“BNY Mellon”) for mutual fund investments held by the Partnership’s clients and for certain trading activities.  BNY Mellon’s products and services enable the Partnership to provide certain services to mutual funds, primarily shareholder accounting.  Consequently, any new computer systems or software packages implemented by these third parties which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by these third parties as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies, SROs and/or other regulators.

Canada Operations — The Partnership has made, and may be required to continue to make, substantial investments to support its Canada operations, which have not yet achieved profitability.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada.  Canada operations have operated at a substantial deficit from inception.  The Partnership intends to continue to operate

PART I

Item 1A.	Risk Factors, continued

in Canada, which may require substantial additional investments in its Canada operations to address short-term liquidity, capital, or expansion needs.  The Partnership has initiatives in place designed to increase revenue and control expenses in order to achieve profitability in Canada.  Even though client assets under care in Canada have grown, the Partnership has not historically been able to grow the number of financial advisors and client assets under care to a level that would result in achieving those initiatives.  There is no assurance Canada operations will ultimately become profitable.  For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

Capital Requirements; Uniform Net Capital and Customer Protection Rules —The Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership’s ability to engage in certain activities which are crucial to its business.  The Customer Protection Rule may impact trends in the banking industry that would limit the rate of return the Partnership could earn on cash and investments.

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

Pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients.  Increased regulations for the banking industry may impact trends in the banking industry and the Partnership's ability to find financial institutions to place those segregated client funds and earn a reasonable rate of return on those funds or Partnership cash and investments.

In the U.S., Edward Jones may be required to restrict its withdrawal of partnership capital in order to meet its net capital requirements.  In addition to the regulatory requirements applicable to Edward Jones, Trust Co. and the Partnership's Canada broker-dealer subsidiary are subject to regulatory capital requirements in the U.S. and in Canada, respectively.  Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation.

Liquidity — The Partnership’s business in the securities industry requires that sufficient liquidity be available to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to the Partnership’s business.  A tight credit market could have a negative impact on the Partnership’s ability to maintain sufficient liquidity to meet its working capital needs.  Short-term and long-term financing are two sources of liquidity that could be affected by a tight credit market.  In a tight credit market, lenders may reduce their lending to borrowers, including the Partnership.  There is no assurance that financing will be available at attractive terms, or at all, in the future.  A significant decrease in the Partnership’s access to funds could negatively affect its business and financial management in addition to its reputation in the industry.

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

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  Loans made by the Partnership to such partners are generally for a period of one year, but are expected to be renewed and bear interest at an interest rate defined in the loan documents.  The Partnership has full recourse against any partner that defaults on loan

PART I

Item 1A.	Risk Factors, continued

obligations to the Partnership.  However, there is no assurance that partners will be able to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity.  If partners are unable to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity, the Partnership could be adversely impacted.

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

A low interest rate environment adversely impacts the interest income the Partnership earns from clients’ margin loans, the investment of excess funds, and securities the Partnership owns, as well as the fees earned by the Partnership through its ownership interest in Passport Research (see Part I, Item 1 – Business for a discussion of the Partnership's ownership of Passport Research), which is currently the investment adviser to the Edward Jones Money Market Fund.  While a low interest rate environment positively impacts the Partnership’s expenses related to liabilities that finance certain assets, such as amounts payable to clients and other interest-bearing liabilities, its interest-bearing liabilities are less impacted by short-term interest rates compared to its interest-earning assets, resulting in interest income being more sensitive to a low interest rate environment than interest expense.

Credit Risk — The Partnership is subject to credit risk due to the nature of the transactions it processes for its clients.

The Partnership is exposed to the risk that third parties who owe it money, securities or other assets will not meet their obligations.  Many of the transactions in which the Partnership engages expose it to credit risk in the event of default by its counterparty or client, such as cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limits.  In addition, the Partnership’s credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to the Partnership.  See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for more information about the Partnership’s credit risk.

Lack of Capital Permanency — Because the Partnership’s capital is subject to mandatory redemption either upon the death or withdrawal request of a partner, the capital is not permanent and a significant mandatory redemption could lead to a substantial reduction in the Partnership’s capital, which could, in turn, have a material adverse effect on the Partnership’s business.

Under the terms of the Partnership Agreement, a partner’s capital is required to be redeemed by the Partnership in the event of the partner's death, subject to compliance with ongoing regulatory capital requirements.  In addition, partners may request withdrawals from their capital accounts, subject to certain limitations on the timing of those withdrawals and regulatory capital requirements.  Accordingly, the Partnership’s capital is not permanent and is dependent upon current and future partners to both maintain their existing capital and make additional capital contributions in the Partnership.  Any withdrawal requests by general partners, subordinated limited partners or limited partners would reduce the Partnership’s available liquidity and capital.  The Managing Partner may decline a withdrawal request if that withdrawal would result in the Partnership violating any agreement, such as a loan agreement, or any applicable laws, rules or regulations.

PART I

Item 1A.	Risk Factors, continued

Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner.  The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner.  The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.  Redemptions upon the death of a partner are generally required to be made within six months of the date of death.  Due to the nature of the redemption requirements of the Partnership's capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”).  If the Partnership’s capital declines by a substantial amount due to partner deaths or withdrawals, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners.

Underwriting, Syndicate and Trading Position Risks — The Partnership engages in underwriting activities and maintains inventory in securities, both of which can expose the Partnership to material losses and liability.

Participation as a manager, underwriter or syndicate member in the underwriting of securities subjects the Partnership to substantial risk.  As an underwriter, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against it as an underwriter under federal and state securities laws.  Over the past several years, there has been increased litigation in these areas.

Further, as an underwriter, the Partnership may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price.  In addition, the commitment of capital to an underwriting may adversely affect the Partnership’s capital position and, as such, the Partnership’s participation in an underwriting may be limited by the requirement that it must at all times be in compliance with the SEC’s Uniform Net Capital Rule.  In maintaining inventory in fixed income securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

Business Continuity Risk — Any substantial disruption to the Partnership’s business and operations, including cybersecurity attacks, could lead to significant financial loss to the Partnership’s business and operations, as well as harm the Partnership’s reputation and client relationships.

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

The Partnership has data centers in Missouri and Arizona.  These data centers act as disaster recovery sites for each other.  While these data centers are designed to be redundant for each other, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses.  While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event.

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

In addition, significant transaction volume could result in inaccurate books and records, which would expose the Partnership to disciplinary action by governmental agencies, SROs and other regulators.

Investment Advisory Activities — The Partnership’s investment advisory businesses may be affected by the investment performance of its portfolios and operational risks associated with the size of the programs.

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

Based on the current size of the investment advisory programs, it may experience concentration risks associated with the level and percentage of holdings in individual funds within the programs which could result in additional operational and regulatory risks for the Partnership.  As a result of the size of the programs, the Partnership is also exposed to the risk that trading volumes and program activity could impact the Partnership's ability to process transactions in a timely manner.

Proprietary Mutual Funds — The Partnership’s business may be affected by operational risks, investment performance and the heightened regulatory requirements it faces as a result of sponsoring proprietary mutual funds and managing sub-advisers and other third party service providers.

As a sponsor and investment adviser to proprietary mutual funds, the Partnership, through its ownership of Olive Street and Passport Research, may experience additional operational risk and regulatory requirements attributed to Olive Street's and Passport Research's responsibilities to oversee the investment management of mutual funds.  Due to the size and number of sub-advisers within the proprietary mutual funds, there is a heightened risk associated with the Partnership's ability to perform ongoing due diligence and supervision.  Poor investment returns, due to either general market conditions or underperformance, of proprietary mutual funds may affect the Partnership's ability to expand the BB Trust, develop new mutual funds, attract new client assets, and retain existing client assets.

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

Possible Tax Law Changes – Legislative changes to the IRC or state laws may substantially reduce a limited partner's after-tax return from his or her Partnership Interest.

Federal tax reform, if enacted, could have an adverse impact on a limited partner’s return on his or her Partnership Interest to the extent such reforms increase the tax rate on a limited partner's share of taxable income from Partnership earnings or impose an additional tax on the Partnership or its limited partners.  At this time it is unclear what reforms, if any, would be included in legislation and how, if at all, they may affect the Partnership or its limited partners.

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

Because there is no market for the Interests, there is no fair market value for the Interests.  The price ($1,000 per Interest) at which the Interests were offered represents the book value of each Interest.  The Partnership's capital could decline to a point where the book value of the Interests could be less than the price paid.

Risk of Dilution — The Interests may be diluted from time to time, which could lead to decreased returns to the limited partners.

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “Plan”).  In January 2015, the Partnership issued $292 million of Interests under the Plan.  In addition, in January 2016 and January 2017, the Partnership issued additional Interests to individuals participating in retirement transition plans pursuant to the Plan.  The remaining $57 million of Interests may be issued under the Plan at the discretion of the Partnership in the future.  The issuance of Interests will reduce the percentage of participation in net income by general partners, subordinated limited partners and pre-existing limited partners.

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

In 2016, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement).  Retention for 2017 is expected to remain at a similar level as 2016.  Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners.  There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future.  In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona.  As of December 31, 2016, the Partnership’s U.S. home office consisted of 13 separate buildings totaling approximately 2.0 million square feet.  Of the 13 U.S. home office buildings, one building is leased through an operating lease and the remaining 12 are owned by the Partnership.  The land for the Tempe, Arizona campus location is leased.

In addition, the Partnership leases its Canada home office facility in Mississauga, Ontario through an operating lease.

The Partnership also maintains facilities in 12,928 branch locations as of December 31, 2016, which are located in the U.S. and Canada and are predominantly rented under cancelable leases.  See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 11 and 14 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

PART I

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of its business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental organizations, self-regulatory organizations and other regulators.

Mutual Fund Share Class Waivers. As previously disclosed, on October 26, 2015, Edward Jones, without admitting or denying the findings, entered into a settlement agreement with FINRA in connection with its investigation of possible violations of the federal securities laws or rules with respect to mutual fund purchases and sales charge waivers for certain retirement plan and charitable organization accounts. On June 12, 2015, the Division of Enforcement of the SEC informed Edward Jones that it is also investigating this matter. The SEC’s review is ongoing. Consistent with its practice, Edward Jones is cooperating fully with the SEC with respect to its investigation.

Retirement Plan Litigation.  On August 19, 2016, JFC, Edward Jones and certain other defendants were named in a putative class action lawsuit (McDonald v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under ERISA, by a participant in the Edward D. Jones & Co. Profit Sharing and 401(k) Plan (the "Retirement Plan").  The lawsuit alleges that the defendants breached their fiduciary duties to Retirement Plan participants and seeks declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.  The defendants filed a motion to dismiss the lawsuit on October 12, 2016, which was denied in part and granted in part on January 26, 2017.  The claim against JFC was dismissed. All other claims remained in the case.

On November 11, 2016, JFC, Edward Jones and certain other defendants were named in another putative class action lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under ERISA, by two participants in the Retirement Plan.  The lawsuit alleges that the defendants breached their fiduciary duties to Retirement Plan participants and seeks declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.

On February 10, 2017, plaintiffs' counsel consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case.  On February 13, 2017, plaintiffs' counsel filed its Notice of Dismissal of the Schultz action.  The defendants' time to respond has not yet run.

Supervision of Tools-Generated Reports.  By letter dated January 6, 2017, staff of FINRA's Department of Enforcement advised Edward Jones that it had made a preliminary determination to recommend disciplinary action based on a review of reports generated through Edward Jones' systems by its financial advisors.  The staff advised that Edward Jones potentially violated FINRA and National Association of Securities Dealers rules by failing to reasonably supervise the use and dissemination of such reports.  Consistent with its practice, Edward Jones is cooperating fully with FINRA with respect to its ongoing investigation of the matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given).  As of February 24, 2017, the Partnership was composed of 19,310 limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

	For the years ended December 31,
($ millions, except per unit information and units outstanding)	2016	2015	2014	2013	2012

Net revenue	$6,557	$6,619	$6,278	$5,657	$4,965

Income before allocations to partners	$746	$838	$770	$674	$555

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$110.55	$131.42	$129.40	$121.12	$109.84

Weighted average $1,000 equivalent limited partnership units outstanding	908,919	921,747	636,481	644,856	655,663

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2016	2015	2014	2013	2012

Total assets	$19,424	$16,356	$14,770	$13,795	$13,042

Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption	$16,790	$13,746	$12,552	$11,664	$10,959

Subordinated liabilities	—	—	—	50	100

Partnership capital subject to mandatory redemption	2,634	2,610	2,218	2,081	1,983

Total liabilities	$19,424	$16,356	$14,770	$13,795	$13,042

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, equities and insurance products, and principal transactions.  Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of partnership loans.

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

	For the years ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue:
Fee revenue:
Asset-based	$3,705	$3,399	$3,089	9%	10%
Account and activity	719	690	617	4%	12%
Total fee revenue	4,424	4,089	3,706	8%	10%
% of net revenue	67%	62%	59%
Trade revenue	1,981	2,425	2,460	-18%	-1%
% of net revenue	30%	37%	39%
Net interest and dividends	118	83	80	42%	4%
Other revenue	34	22	32	55%	-31%
Net revenue	6,557	6,619	6,278	-1%	5%
Operating expenses	5,811	5,781	5,508	1%	5%
Income before allocations to partners	$746	$838	$770	-11%	9%

Related metrics:
Client dollars invested:
Trade ($ billions)(1)	$97.8	$113.6	$112.8	-14%	1%
Advisory programs ($ billions)(2)	$56.8	$11.5	$17.9	394%	-36%
Client households at year end	5.2	5.0	4.7	4%	6%
Net new assets for the year ($ billions) (3)	$40.3	$49.2	$52.3	-18%	-6%
Client assets under care:
Total:
At year end ($ billions)	$963.0	$876.5	$866.2	10%	1%
Average ($ billions)	$914.8	$881.3	$831.6	4%	6%
Advisory programs:
At year end ($ billions)	$207.8	$142.2	$136.9	46%	4%
Average ($ billions)	$166.1	$142.4	$127.7	17%	12%
Financial advisors (actual):
At year end	14,919	14,508	14,000	3%	4%
Average	14,647	14,294	13,557	2%	5%
Attrition %	9.1%	9.7%	8.9%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	19,763	17,425	17,823	13%	-2%
Average for year	17,925	17,587	16,778	2%	5%
S&P 500 Index (actual):
At year end	2,239	2,044	2,059	10%	-1%
Average for year	2,094	2,061	1,931	2%	7%

(1)	Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues.
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

2016 versus 2015 Overview

In 2016, the Partnership achieved record results in number of financial advisors and client assets under care. As of December 31, 2016, the Partnership had 14,919 financial advisors and $963.0 billion of client assets under care, reflecting increases of 3% and 10%, respectively, compared to December 31, 2015.  Client assets under care increased due to net new assets gathered during the year and increases in the market value of client assets.

Financial advisors gathered $40.3 billion in net new assets during 2016 compared to $49.2 billion in 2015.  Average client assets under care increased 4% during 2016 compared to 2015, which included a 17% increase in advisory programs' average assets under care to $166.1 billion for 2016.  The launch of Guided Solutions in the second quarter of 2016 contributed to the increase in the average advisory programs' assets under care, the majority of which came from existing client assets.

Net revenue decreased 1% to $6.6 billion in 2016.  Results reflected an 18% decrease in trade revenue, primarily due to fewer client dollars invested as a result of potential industry changes and the increased investment of client assets into fee-based programs offered by the Partnership, as well as market uncertainties.  This decrease was mostly offset by a 9% increase in asset-based fee revenue due to the increase in client assets in fee-based programs and an increase in cash solutions revenue resulting from higher interest rates.

Operating expenses increased 1% in 2016 compared to 2015, primarily due to increased financial advisor compensation programs expense reflecting greater participation in existing programs and certain enhancements to compensation implemented in September 2016, which the Partnership expects will result in higher compensation in the beginning of 2017, and higher home office and branch compensation and benefits resulting from higher wages and healthcare costs, as well as an increase in the number of home office and branch personnel.  This increase was partially offset by lower variable compensation due to the softening of financial results.

Overall, the decrease in net revenue and the slight increase in operating expenses, generated income before allocations to partners of $746, an 11% decrease over 2015.

2015 versus 2014 Overview

The Partnership experienced strong financial results during 2015 compared to 2014, including record net revenue and income before allocations to partners. Results benefitted from net new assets and market conditions.  Despite market volatility, the average S&P 500 Index increased 7% and the average Dow Jones Industrial Average increased 5%.  However, results softened in September 2015 due to market declines.

The Partnership’s key performance measures were strong during 2015 and financial advisors attracted $49.2 billion in net new assets.  Average client assets under care grew 6% to $881.3 billion for the year ended December 31, 2015, which included a 12% increase in the advisory programs’ average assets under care to $142.4 billion.  The inflow of client dollars into advisory programs was $11.5 billion for 2015 compared to $17.9 billion in 2014 as the programs continued to mature.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 8% in 2016 to $4,424 and 10% in 2015 to $4,089.  A discussion of fee revenue components follows.

Asset-based

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Asset-based fee revenue:
Advisory programs fees	$2,120	$1,925	$1,724	10%	12%
Service fees	1,243	1,211	1,129	3%	7%
Revenue sharing	186	184	184	1%	0%
Olive Street fees	57	30	8	90%	275%
Cash solutions	58	9	5	544%	80%
Trust Co. fees	41	40	39	3%	3%
Total asset-based fee revenue	$3,705	$3,399	$3,089	9%	10%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$399.3	$392.2	$363.7	2%	8%
Advisory programs	163.9	140.9	126.8	16%	11%
Insurance	73.5	73.3	70.4	0%	4%
Cash solutions	21.5	20.1	20.0	7%	1%
Total client asset values	$658.2	$626.5	$580.9	5%	8%

(1)

Assets on which the Partnership earns asset-based fee revenue.  The U.S. portion of consolidated asset-based fee revenue was 97%, 98% and 98% for the years ended December 31, 2016, 2015 and 2014, respectively.

2016 vs. 2015 – Asset-based fee revenue increased 9% in 2016 to $3,705 primarily led by an increase in advisory programs fees due to the increased investment of client assets into advisory programs.  The increase in net inflows into advisory programs reflected the launch of Guided Solutions in the second quarter of 2016, regulatory uncertainty, and the continued client adoption of fee-based programs, the majority of which came from existing client assets.

The increase in asset-based fee revenue during 2016 was also due to increases in service fees and cash solutions revenue. Service fees revenue increased due to the continued investment of client assets and increases in the market value of the underlying client assets held. Cash solutions revenue increased due to higher yields earned on money market funds as a result of higher interest rates in 2016 compared to 2015. The higher yields decreased the amount of fees waived by the Partnership in order to maintain positive client yields on the funds.  See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk for additional information on fee waivers.

Asset-based fee revenue also increased in 2016 due to an increase in Olive Street fees, reflecting an increase in assets held in mutual funds in the BB Trust. The BB Trust pays Olive Street for performing investment advisory services. The fees earned by Olive Street equal the fees paid by Olive Street to the sub-advisers of the funds in the BB Trust. Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income. The investment advisory fees paid to sub-advisers are included in professional and consulting fees.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2015 vs. 2014 – Asset-based fee revenue increased 10% in 2015 to $3,399 primarily due to greater advisory programs fees and service fees.  The growth in advisory programs and service fees revenue was primarily due to continued investment of client assets and increases in the market value of the underlying assets.  Investment of client dollars in advisory programs included new client assets and assets converted from existing clients previously held with the Partnership outside of advisory programs.  The inflow of client dollars into advisory programs was $11.5 billion for 2015 compared to $17.9 billion in the prior year as the advisory programs continued to mature.

Asset-based fee revenue also increased in 2015 due to an increase in Olive Street fees, reflecting an increase in assets held in mutual funds in the BB Trust.

Account and Activity

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Account and activity fee revenue:
Shareholder accounting services fees	$441	$424	$385	4%	10%
Retirement account fees	140	136	126	3%	8%
Insurance contract service fees	59	46	15	28%	207%
Other account and activity fees	79	84	91	-6%	-8%
Total account and activity fee revenue	$719	$690	$617	4%	12%

Related metrics:
Average client:
Shareholder accounting holdings serviced	25.7	24.2	21.9	6%	11%
Retirement accounts	5.5	5.1	4.6	8%	11%

2016 vs. 2015 – Account and activity fee revenue increased 4% in 2016 to $719 primarily led by growth in shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced.  Insurance contract service fees, which are fees earned for administrative support under contracts with certain insurance companies, increased in 2016 due to the initiation of new contracts during 2015 that were in place for all of 2016. Retirement account fees did not increase at the same rate as the increase in number of retirement accounts as more accounts qualified for fee waivers.

2015 vs. 2014 – Account and activity fee revenue increased 12% in 2015 to $690 primarily led by growth in shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced.  Insurance contract service fees increased in 2015 due to the initiation of new contracts during 2014 that were in place for all of 2015.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 18% to $1,981 during 2016 and decreased 1% to $2,425 during 2015.  The decrease in trade revenue for 2016 reflects the reduction in client dollars invested due to the increased investment of client assets into fee-based programs as a result of the Partnership's expanded offerings and client preferences.  The Partnership expects this trend to continue.  In addition, 2016 trade revenue was impacted by market uncertainties, including, among other factors, those related to speculation over potential Federal Reserve interest rate hikes, volatility in the price of oil, concerns about the pace of global growth, including challenges in Europe and the economic slowdown in China, and the U.S. political election cycle, as well as industry changes, including uncertainty around the pending implementation of the DOL fiduciary rule. The decrease in trade revenue for 2015 was primarily due to a decrease in the margin earned, partially offset by the impact of increased client dollars invested.

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Trade revenue(1):
Commissions revenue:
Mutual funds	$919	$1,146	$1,139	-20%	1%
Equities	567	635	636	-11%	0%
Insurance products	292	363	393	-20%	-8%
Total commissions revenue	1,778	2,144	2,168	-17%	-1%
Principal transactions	203	281	292	-28%	-4%
Total trade revenue	$1,981	$2,425	$2,460	-18%	-1%

Commissions related metrics:
Client dollars invested ($ billions)	$78.8	$91.8	$91.9	-14%	0%
Margin per $1,000 invested	$22.6	$23.3	$23.6	-3%	-1%
U.S. business days	252	252	252	—	—

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

Commissions – Mutual funds

2016 vs. 2015 – Mutual funds revenue decreased 20% in 2016 to $919. The decrease was primarily due to a decrease in client dollars invested resulting from the factors discussed in the "Trade Revenue" section above. In addition, results reflected a decrease in the margin earned due to a shift to lower-margin debt mutual funds from equity mutual funds.

2015 vs. 2014 – Mutual funds revenue increased 1% in 2015 to $1,146.  The increase was primarily due to an increase in client dollars invested, partially offset by a decrease in the margin earned.  As the average trade size of mutual fund transactions increased and additional breakpoints were earned, the margin earned on these transactions decreased, resulting in lower commissions earned.

Commissions – Equities

2016 vs. 2015 – Equities revenue decreased 11% in 2016 to $567. The decrease was primarily attributable to decreases in client dollars invested due to the factors discussed in the "Trade Revenue" section above.

2015 vs. 2014 – Equities revenue of $635 was essentially flat in 2015 compared to 2014.  The slight decrease was primarily attributable to fewer client dollars invested due to market volatility during the second half of 2015.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Commissions – Insurance Products

2016 vs. 2015 – Insurance revenue decreased 20% in 2016 to $292. The decrease was primarily due to a decrease in client dollars invested in variable annuities due to the factors discussed in the "Trade Revenue" section above.

2015 vs. 2014 – Insurance revenue decreased 8% in 2015 to $363.  The decrease was primarily due to a decrease in client dollars invested reflecting reduced market demand for insurance products.  Clients shifted their investments to mutual fund and advisory products due to their relatively stronger market performance and the higher cost of insurance products.

Principal Transactions

2016 vs. 2015 – Principal transactions revenue decreased 28% in 2016 to $203. Results reflected a decrease in the margin earned due to the sustained low interest rate environment as clients continue to shift towards products with shorter maturities, which have lower margins. The decrease was also due to fewer client dollars invested in equity unit investment trusts due to the factors discussed in the "Trade Revenue" section above and a reduction in the number of equity unit investment trust products offered by the Partnership.

2015 vs. 2014 – Principal transactions revenue decreased 4% in 2015 to $281.  The decrease was primarily due to a decrease in the margin earned.  Client investment purchases continued to shift towards unit investment trusts with shorter maturities, which have lower margins, due to the sustained low interest rate environment.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net interest and dividends revenue:
Client loan interest	$132	$125	$110	6%	14%
Short-term investing interest	46	21	15	119%	40%
Other interest and dividends	15	12	10	25%	20%
Limited partnership interest expense	(68)	(69)	(48)	-1%	44%
Other interest expense	(7)	(6)	(7)	17%	-14%
Total net interest and dividends revenue	$118	$83	$80	42%	4%

Related metrics:
Average aggregate client loan balance	$2,905.6	$2,738.9	$2,336.5	6%	17%
Average rate earned	4.54%	4.58%	4.69%	-1%	-2%

Weighted average funds invested(1)	$11,891.5	$10,041.2	$9,092.1	18%	10%
Weighted average rate earned	0.38%	0.21%	0.16%	81%	31%

Weighted average $1,000 equivalent limited partnership units outstanding (actual)	908,919	921,747	636,481	-1%	45%

(1)

Includes short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations, and securities purchased under agreements to resell. In the fourth quarter of 2016, the definition of average funds invested was revised to weight the investments based on the number of days the investment was invested during the period. Prior period figures were revised to conform to the current period definition.

2016 vs. 2015 – Net interest and dividends revenue increased 42% in 2016 to $118.  Results reflected an increase in short-term investing interest due to increases in the weighted average funds invested and the weighted average rate earned, due to an increase in the federal funds rate.

2015 vs. 2014 – Net interest and dividends revenue increased 4% in 2015 to $83.  Results reflected a 14% increase in client loan interest primarily due to an increase in the average aggregate client loan balance, slightly offset by a decrease in the average rate earned.  The increase in interest income was offset by a 44% increase in limited partnership interest expense due to the issuance of $292 of Interests under the Plan in January 2015.

Other Revenue

Other revenue was $34 in 2016, $22 in 2015 and $32 in 2014. Fluctuations were primarily attributable to changes in the value of investments held related to the Partnership’s nonqualified deferred compensation plan.  The increase in investment value in 2016 was more than in 2015 due to a relatively stronger market performance during 2016 compared to 2015.  Similarly, the increase in investment value in 2015 was smaller than 2014 due to a relatively stronger market performance during 2014 compared to 2015.  The Partnership has chosen to economically hedge the future liability for the plan by purchasing investments in an amount similar to the future expected liability.  As the market value of these investments fluctuates, the gains or losses are recorded in other revenue with an offset in compensation and benefits expense, resulting in minimal net impact to the Partnership’s income before allocations to partners.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating expenses:
Compensation and benefits:
Financial advisor	$2,701	$2,655	$2,535	2%	5%
Home office and branch	1,233	1,166	1,100	6%	6%
Variable compensation	672	820	801	-18%	2%
Total compensation and benefits	4,606	4,641	4,436	-1%	5%
Occupancy and equipment	396	382	367	4%	4%
Communications and data processing	302	286	289	6%	-1%
Professional and consulting fees	124	87	59	43%	47%
Advertising	78	69	70	13%	-1%
Postage and shipping	53	51	51	4%	—
Other operating expenses	252	265	236	-5%	12%
Total operating expenses	$5,811	$5,781	$5,508	1%	5%

Related metrics (actual):
Number of branches:
At year end	12,928	12,482	12,016	4%	4%
Average	12,698	12,250	11,810	4%	4%
Financial advisors:
At year end	14,919	14,508	14,000	3%	4%
Average	14,647	14,294	13,557	2%	5%
Branch office administrators(1):
At year end	14,917	14,407	14,008	4%	3%
Average	14,669	14,223	13,714	3%	4%
Home office associates(1):
At year end	6,203	5,913	5,621	5%	5%
Average	6,050	5,803	5,573	4%	4%
Home office associates(1) per 100 financial advisors (average)	41.3	40.6	41.1	2%	-1%
Branch office administrators(1) per 100 financial advisors (average)	100.2	99.5	101.2	1%	-2%
Average operating expenses per financial advisor(2)	$166,450	$161,326	$160,212	3%	1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor and variable compensation.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2016 vs. 2015

Operating expenses increased 1% in 2016 to $5,811 primarily due to a $37 increase in professional and consulting fees, offset by a $35 decrease in total compensation and benefits, primarily due to a decrease in variable compensation (described below).  The increase in professional and consulting fees was substantially related to fees paid by Olive Street to sub-advisers which are offset by the investment advisory fee revenue earned by Olive Street, resulting in no impact on the Partnership’s net income (see further discussion in “Fee Revenue – Asset-based” section above), as well as expenses to prepare for regulatory changes.

Financial advisor compensation increased 2% in 2016 due to an increase in compensation programs expense, partially offset by a decrease in revenues on which commissions are earned.  Financial advisor compensation programs expense increased as a result of growth in the number of financial advisors and increased participation in existing compensation programs, which are intended to attract and retain quality financial advisors. The Partnership expects financial advisor compensation to continue to increase as more financial advisors participate in these compensation programs. In addition, to support financial advisors' efforts through the pending implementation of the DOL fiduciary rule, the Partnership implemented certain enhancements to financial advisor compensation in September 2016. These enhancements resulted in higher financial advisor compensation programs expense in the fourth quarter of 2016 and the Partnership expects these enhancements will result in higher compensation in the beginning of 2017.

Home office and branch compensation and benefits expense increased 6% in 2016 primarily due to higher wages and healthcare costs, as well as an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office associates and BOAs increased 4% and 3%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation decreased 18% in 2016 to $672 as profitability declined.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs. In 2016, the average number of home office associates and BOAs per 100 financial advisors increased 2% and 1%, respectively.  The average operating expense per financial advisor increased 3% primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.  The Partnership’s longer term strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff.

2015 vs. 2014

Operating expenses increased 5% in 2015 to $5,781 primarily due to a $205 increase in total compensation and benefits, a $29 increase in other operating expenses primarily related to legal, travel and other expenses, and a $28 increase in professional and consulting fees primarily related to fees paid by Olive Street to sub-advisers.

Financial advisor compensation increased 5% in 2015 primarily due to an increase in asset-based fee revenues on which financial advisor commissions are earned, as well as growth in the number of financial advisors and increased participation in the Partnership's compensation programs.

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

In 2015, the average number of the home office associates and BOAs per 100 financial advisors decreased 1% and 2%, respectively.  These ratios reflected the Partnership’s longer term cost management strategy to grow its financial advisor

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

network at a faster pace than its home office and branch support staff.  The average operating expense per financial advisor increased 1% primarily due to increases in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.

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

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business through the distribution of mutual fund shares to, fees related to assets held by, and account services provided to, its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions.

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

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net revenue:
U.S.	$6,381	$6,432	$6,074	-1%	6%
Canada	176	187	204	-6%	-8%
Total net revenue	6,557	6,619	6,278	-1%	5%

Operating expenses (excluding variable compensation):
U.S.	4,964	4,782	4,515	4%	6%
Canada	175	179	192	-2%	-7%
Total operating expenses	5,139	4,961	4,707	4%	5%

Pre-variable income:
U.S.	1,417	1,650	1,559	-14%	6%
Canada	1	8	12	-88%	-33%
Total pre-variable income	1,418	1,658	1,571	-14%	6%

Variable compensation:
U.S.	657	803	781	-18%	3%
Canada	15	17	20	-12%	-15%
Total variable compensation	672	820	801	-18%	2%

Income (loss) before allocations to partners:
U.S.	760	847	778	-10%	9%
Canada	(14)	(9)	(8)	-56%	-13%
Total income before allocations to partners	$746	$838	$770	-11%	9%

Client assets under care ($ billions):
U.S.
At year end	$942.8	$859.2	$846.9	10%	1%
Average	$895.8	$862.9	$812.4	4%	6%
Canada
At year end	$20.2	$17.3	$19.3	17%	-10%
Average	$19.0	$18.4	$19.2	3%	-4%

Net new assets for the year ($ billions):
U.S.	$38.9	$47.7	$50.7	-18%	-6%
Canada	$1.4	$1.5	$1.6	-7%	-6%

Financial advisors (actual):
U.S.
At year end	14,259	13,839	13,287	3%	4%
Average	13,986	13,597	12,856	3%	6%
Canada
At year end	660	669	713	-1%	-6%
Average	661	697	701	-5%	-1%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2016 vs. 2015

Net revenue decreased 1% ($51) in 2016 primarily due to a decrease in trade revenue, partially offset by an increase in fee revenue.  Trade revenue decreased 18% ($429) primarily due to a decline in the amount of client dollars invested due to the increased investment of client assets into fee-based programs. Asset-based fee revenue increased 9% ($297) primarily due to an increase in advisory program fees resulting from increased investment of client assets into advisory programs, which included the impact of the launch of Guided Solutions, and an increase in cash solutions revenue due to higher yields earned on money market funds.

Operating expenses (excluding variable compensation) increased 4% ($182) in 2016 primarily due to increases in home office and branch compensation and benefits and financial advisor compensation. Home office and branch compensation and benefits expense increased primarily due to higher wages and healthcare costs, as well as an increase in the number of personnel to support the growth of the Partnership’s financial advisor network. Financial advisor compensation increased primarily due to growth in the number of financial advisors, increased participation in the Partnership’s existing compensation programs and the enhancements to compensation to support financial advisors' efforts through the pending implementation of the DOL fiduciary rule.  This increase in financial advisor compensation was partially offset by a decrease in revenues on which commissions are earned.

2015 vs. 2014

Net revenue increased 6% ($358) in 2015 primarily due to increases in asset-based fee revenue and account and activity fee revenue.  Asset-based fee revenue increased 10% ($301) primarily due to an increase in advisory programs fee revenue of 12% ($214), reflecting the continued growth in client assets.  Account and activity fee revenue increased 12% ($75) primarily due to an increase in shareholder accounting services fees resulting from the increase in the average number of client mutual fund holdings serviced.

Operating expenses (excluding variable compensation) increased 6% ($267) in 2015 primarily due to increases in financial advisor compensation and benefits.  Higher financial advisor compensation was due to increases in revenue on which financial advisor commissions are earned.  Compensation and benefits expense also increased due to wage increases and an increase in the number of personnel to support increased client activity and growth of the Partnership's financial advisor network.

Canada

2016 vs. 2015

Net revenue decreased 6% ($11) in 2016 primarily due to a decrease in trade revenue, partially offset by an increase in asset-based fee revenue.  Results were negatively impacted by foreign currency translation due to the weakening of the Canadian dollar in 2016 compared to 2015.  In addition, trade revenue decreased 20% ($15) due to decreases in the amount of client dollars invested and the margin earned, in part due to the suspension of sales of mutual funds sold under certain deferred sales charge options.  Asset-based fee revenue increased 11% ($9) due to increased investment of client assets into advisory programs.

Operating expenses (excluding variable compensation) decreased 2% ($4) in 2016 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are earned and fewer financial advisors.

The Partnership remains focused on achieving profitability in Canada.  This includes several long-term initiatives to increase revenue and control expenses.  Revenue initiatives include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

2015 vs. 2014

Net revenue decreased 8% ($17) in 2015 primarily due to a decrease in trade revenue, partially offset by an increase in asset-based fee revenue.  Trade revenue decreased 25% ($25) due to decreases in the amount of client dollars invested

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

and the margin earned, primarily from mutual funds.  Asset-based fee revenue increased 13% ($9) due to an increased investment of client dollars in advisory programs.

Operating expenses (excluding variable compensation) decreased 7% ($13) in 2015 due to a decrease in financial advisor compensation attributable to the decrease in revenue on which financial advisor commissions are earned.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives, the Partnership continues to monitor several Legislative and Regulatory Initiatives, including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act and the DOL fiduciary rule.

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives.  As such, the Partnership cannot presently predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented, whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.  The final rule will generally become applicable on April 10, 2017.  The rule would likely have a significant impact on the financial services industry, including the Partnership and its clients.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL published a Notice of Proposed Rulemaking in the Federal Register on March 2, 2017, proposing to delay the applicability date of the rule for 60 days.  The Notice of Proposed Rulemaking has a 15-day comment period ending on March 17, 2017.  As a result, it is unclear whether the DOL will have adequate time to delay the implementation of the rule before the April 10 applicability date.  The Partnership continues to monitor the situation and to prepare for the implementation of the rule given the uncertainties regarding the delay.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 75%  of its total revenue was derived from sales and services related to mutual fund and insurance products in 2016, 2015 and 2014.  In addition, the Partnership derived 19%, 20% and 20% of its total revenue in 2016, 2015 and 2014, respectively, from one mutual fund company, and the funds that mutual fund company advised.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests pursuant to the Plan.  The Partnership previously issued approximately $293 of Interests under the Plan.  The remaining $57 of Interests may be issued under the Plan at the discretion of the Partnership in the future.  Proceeds from the Interests issued under the Plan have been used toward working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors.  The issuance of Interests reduces the Partnership's net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at December 31, 2016, net of reserve for anticipated withdrawals, was $2,417, an increase of $69 from December 31, 2015.  This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($77) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $61 and $156, respectively), partially offset by the net increase in Partnership loans outstanding ($48) and redemption of limited partner, subordinated limited partner and general partner interests ($15, $5 and $158, respectively).  During the years ended December 31, 2016, 2015 and 2014, the Partnership retained 13.8% of income allocated to general partners.

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

	As of December 31, 2016
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$902	$426	$1,355	$2,683
Partnership capital owned by partners with individual loans	$203	$11	$770	$984
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	23%	3%	57%	37%

Individual loans:
Individual bank loans	$49	$—	$—	$49
Individual Partnership loans	—	5	261	266
Total individual loans	$49	$5	$261	$315
Individual loans as a percent of total Partnership capital	5%	1%	19%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	24%	45%	34%	32%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2016 and 2015:

	2016	2015
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit (“2013 Credit Facility”), which expires in November 2018.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of December 31, 2016, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2016 and 2015.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2016, 2015 and 2014, respectively, other than an overnight draw on the 2013 Credit Facility in October 2016 and two overnight draws on the uncommitted facility in November 2016 for the purpose of testing draw procedures.

For details on covenants related to lines of credit, see Note 6 to the Consolidated Financial Statements.

Cash Activity

As of December 31, 2016, the Partnership had $1,047 in cash and cash equivalents and $892 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled $1,939 of Partnership liquidity as of December 31, 2016, a 9% ($159 million) increase from $1,780 at December 31, 2015.  This increase was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.  The Partnership had $12,680 and $9,982 in cash and investments segregated under federal regulations as of December 31, 2016 and 2015, respectively, which was not available for general use.

Capital Expenditures

The Partnership estimates 2017 capital spending of approximately $80 for construction and facilities improvements at home office locations in St. Louis and various branch offices and for technology upgrades.

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

The Partnership’s Canada broker-dealer subsidiary is a registered broker-dealer regulated by IIROC.  Under the regulations prescribed by IIROC, the Partnership is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s Canada broker-dealer subsidiary's assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2016 and 2015:

	2016	2015	% Change
U.S.:
Net capital	$998	$1,140	-12%
Net capital in excess of the minimum required	$941	$1,083	-13%
Net capital as a percentage of aggregate debit items	35.0%	40.1%	-13%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.1%	26.0%	-11%

Canada:
Regulatory risk adjusted capital	$37	$24	54%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$33	$19	74%

Net capital and the related capital percentage may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with regulatory capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

The following table summarizes the Partnership’s long-term rental commitments as of December 31, 2016.  Subsequent to December 31, 2016, these commitments may have fluctuated based on changing business needs and conditions.  For further disclosure regarding rental commitments, see Note 11 to the Consolidated Financial Statements.

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Rental commitments	$154	$43	$28	$18	$12	$10	$265

In addition to the above table, the Partnership had the 2013 Credit Facility outstanding as of December 31, 2016 (see Note 6 to the Consolidated Financial Statements).  Additionally, the Partnership would incur termination fees of approximately $104 at December 31, 2016 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Accruals for Contingencies.  The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

losses can be estimated, in accordance with FASB ASC No. 450, Contingencies.  See Note 12 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items.  The Partnership regularly monitors its exposures to potential losses.  The Partnership’s total accrued liability with respect to litigation and regulatory proceedings represents its estimate of probable losses, as determined under FASB ASC No. 450, Contingencies, after considering, among other factors, the progress of each case, the Partnership’s experience with other legal and regulatory matters and discussions with legal counsel.

Included in Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk and in Note 1 to the Consolidated Financial Statements, are additional discussions of the Partnership’s accounting policies.

THE EFFECTS OF INFLATION

The Partnership’s net assets are primarily monetary, consisting of cash and cash equivalents, cash and investments segregated under federal regulations, firm-owned securities, and receivables, less liabilities.  Monetary net assets are primarily liquid in nature and would not be significantly affected by inflation.  Inflation and future expectations of inflation influence securities prices, as well as activity levels in the securities markets.  As a result, profitability and capital may be impacted by inflation and inflationary expectations.  Additionally, inflation’s impact on the Partnership’s operating expenses may affect profitability to the extent that additional costs are not recoverable through increased prices of services offered by the Partnership.

ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

See Part II, Item 8 – Financial Statement and Supplementary Data – Note 1 to the Consolidated Financial Statements for a discussion of adopted and recently issued accounting standards.

EXECUTIVE COMMITTEE CHANGES

As previously disclosed, after approximately 35 years of service to Edward Jones and its clients, Norman L. Eaker, general partner of the Partnership, member of the Partnership’s Executive, Management, and Audit Committees (each defined in the Partnership Agreement), and the Partnership’s Chief Administrative Officer, retired, effective December 31, 2016.  In light of Mr. Eaker’s retirement, effective January 1, 2017, the Managing Partner appointed general partner Vincent J. Ferrari, age 56, as a member of the Partnership's Executive Committee and Audit Committee.  Mr. Ferrari will also continue in his roles on the Management Committee and as the Partnership's Chief Information Officer, and he will assume responsibility for the Operations and Service divisions.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $11.9 billion, respectively, for the year ended December 31, 2016.  The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest- and noninterest-bearing liabilities.

Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $127.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $59.  A decrease in short-term interest rates currently has a less significant impact on net interest income due to the current low interest rate environment.  The Partnership has two distinct types of interest-bearing assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell.  These investments earned interest at an average rate of approximately 38 basis points (0.38%) in 2016, and therefore the financial dollar impact of further decline in rates would be minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to its ownership interest in Passport Research is also impacted by changes in interest rates.  Passport Research has historically been the investment adviser to two money market funds made available to Edward Jones clients, one of which was no longer offered as of August 2016.  As discussed in Part I, Item 1 - Business, as of December 31, 2016, the Partnership was a 49.5% limited partner of Passport Research.  As a 49.5% limited partner, the Partnership received a portion of the income of Passport Research.  Due to the continued low interest rate environment, the investment adviser chose to reduce certain fees charged to the funds to a level that would maintain a positive client yield on the funds.  This reduction of fees reduced the Partnership’s cash solutions revenue by approximately $64, $100 and $100 for the years ended December 31, 2016, 2015 and 2014, respectively.  The decrease in the reduction of fees in 2016 compared to 2015 was due to the increase in interest rates.  If the interest rate environment continues to improve such that this reduction in fees is no longer necessary to maintain a positive client yield, the Partnership’s revenue could increase annually by that same level.  As discussed in Part I, Item 1 – Business, the Partnership acquired the remaining 50.5% general partner interest of Passport Research from Federated in January 2017.  As a wholly-owned subsidiary of the Partnership, the Partnership will receive all of the income of Passport Research.

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

As of the end of the Partnership’s 2016 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2016 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016.

PART II

Item 8.Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Jones Financial Companies, L.L.L.P.:

In our opinion, the accompanying Consolidated Statements of Financial Condition and the related Consolidated Statements of Income, of Changes in Partnership Capital Subject To Mandatory Redemption and of Cash Flows present fairly, in all material respects, the financial position of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri

March 15, 2017

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2016	2015
ASSETS:
Cash and cash equivalents	$1,047	$937

Cash and investments segregated under federal regulations	12,680	9,982

Securities purchased under agreements to resell	892	843

Receivable from:
Clients	3,129	3,060
Mutual funds, insurance companies and other	513	450
Brokers, dealers and clearing organizations	219	160

Securities owned, at fair value:
Investment securities	224	201
Inventory securities	43	36

Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	549	559

Other assets	128	128

TOTAL ASSETS	$19,424	$16,356

LIABILITIES:
Payable to:
Clients	$15,414	$12,499
Brokers, dealers and clearing organizations	99	71

Accrued compensation and employee benefits	1,116	994

Accounts payable, accrued expenses and other	161	182
	16,790	13,746

Commitments and contingencies (Notes 11 and 12)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	902	916
Subordinated limited partners	421	368
General partners	1,094	1,064
Total	2,417	2,348
Reserve for anticipated withdrawals	217	262
Total partnership capital subject to mandatory redemption	2,634	2,610

TOTAL LIABILITIES	$19,424	$16,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2016	2015	2014
Revenue:
Fee revenue
Asset-based	$3,705	$3,399	$3,089
Account and activity	719	690	617
Total fee revenue	4,424	4,089	3,706
Trade revenue	1,981	2,425	2,460
Interest and dividends	193	158	135
Other revenue	34	22	32
Total revenue	6,632	6,694	6,333
Interest expense	75	75	55
Net revenue	6,557	6,619	6,278
Operating expenses:
Compensation and benefits	4,606	4,641	4,436
Occupancy and equipment	396	382	367
Communications and data processing	302	286	289
Professional and consulting fees	124	87	59
Advertising	78	69	70
Postage and shipping	53	51	51
Other operating expenses	252	265	236
Total operating expenses	5,811	5,781	5,508

Income before allocations to partners	746	838	770

Allocations to partners:
Limited partners	100	121	82
Subordinated limited partners	90	93	87
General partners	556	624	601
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$110.55	$131.42	$129.40

Weighted average $1,000 equivalent limited partnership units outstanding	908,919	921,747	636,481

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2013	$688	$329	$1,064	$2,081
Reserve for anticipated withdrawals	(48)	(24)	(151)	(223)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2013	$640	$305	$913	$1,858
Partnership loans outstanding, December 31, 2013	—	—	215	215
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2013	640	305	1,128	2,073
Issuance of partnership interests	—	47	94	141
Redemption of partnership interests	(8)	(16)	(101)	(125)
Income allocated to partners	82	87	601	770
Distributions	(30)	(60)	(353)	(443)
Total partnership capital, including capital financed with partnership loans	684	363	1,369	2,416
Partnership loans outstanding, December 31, 2014	—	(1)	(197)	(198)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2014	$684	$362	$1,172	$2,218
Reserve for anticipated withdrawals	(52)	(27)	(166)	(245)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2014	$632	$335	$1,006	$1,973
Partnership loans outstanding, December 31, 2014	—	1	197	198
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2014	632	336	1,203	2,171
Issuance of partnership interests	296	43	132	471
Redemption of partnership interests	(12)	(9)	(140)	(161)
Income allocated to partners	121	93	624	838
Distributions	(47)	(67)	(377)	(491)
Total partnership capital, including capital financed with partnership loans	990	396	1,442	2,828
Partnership loans outstanding, December 31, 2015	—	(2)	(216)	(218)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2015	$990	$394	$1,226	$2,610
Reserve for anticipated withdrawals	(74)	(26)	(162)	(262)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2015	$916	$368	$1,064	$2,348
Partnership loans outstanding, December 31, 2015	—	2	216	218
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2015	916	370	1,280	2,566
Issuance of partnership interests	1	61	156	218
Redemption of partnership interests	(15)	(5)	(158)	(178)
Income allocated to partners	100	90	556	746
Distributions	(43)	(66)	(343)	(452)
Total partnership capital, including capital financed with partnership loans	959	450	1,491	2,900
Partnership loans outstanding, December 31, 2016	—	(5)	(261)	(266)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2016	$959	$445	$1,230	$2,634
Reserve for anticipated withdrawals	(57)	(24)	(136)	(217)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2016	$902	$421	$1,094	$2,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	746	838	770
Depreciation and amortization	82	83	82

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	(2,698)	(1,134)	(413)
Securities purchased under agreements to resell	(49)	(209)	392
Net payable to clients	2,846	908	235
Net receivable from brokers, dealers and clearing organizations	(31)	(55)	35
Receivable from mutual funds, insurance companies and other	(63)	(13)	(32)
Securities owned	(30)	(7)	13
Other assets	—	—	(33)
Accrued compensation and employee benefits	122	14	137
Accounts payable, accrued expenses and other	(20)	19	20
Net cash provided by operating activities	905	444	1,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(73)	(94)	(90)
Net cash used in investing activities	(73)	(94)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated liabilities	—	—	(50)
Issuance of partnership interests	72	352	55
Redemption of partnership interests	(178)	(161)	(125)
Distributions from partnership capital	(616)	(637)	(563)
Net cash used in financing activities	(722)	(446)	(683)
Net increase (decrease) in cash and cash equivalents	110	(96)	433

CASH AND CASH EQUIVALENTS:
Beginning of year	937	1,033	600
End of year	$1,047	$937	$1,033

Cash paid for interest	$75	$75	$55
Cash paid for taxes (Note 9)	$12	$12	$10

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current year	$146	$119	$86

Repayment of partnership loans through distributions from partnership capital in current year	$98	$99	$103

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”).  All material intercompany balances and transactions have been eliminated in consolidation.  Non-controlling minority interests are accounted for under the equity method.  The results of the Partnership’s subsidiaries in Canada as of November 30, 2016 and 2015 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2016, 2015 and 2014 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada.  Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares to, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership’s two operating segments for the years ended December 31, 2016, 2015 and 2014, see Note 13 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, L.L.C. ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder® Trust (the "BB Trust").

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

Revenue Recognition.  Due to the timing of receipt of information, the Partnership must use estimates in recording the accruals related to certain asset-based fees.  These accruals are based on historical trends and are adjusted to reflect market conditions for the period covered.  The Partnership’s trade revenue is recorded on a trade-date basis.  Clients’ securities transactions are recorded on the date they settle.  Other forms of revenue are recorded on an accrual basis.  The Partnership classifies its revenue into the following categories:

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs, service fees and revenue sharing.  Most asset-based fee revenue is generated from fees for investment advisory services within the Partnership’s advisory programs, including in the U.S., the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and, in Canada, the Edward Jones Portfolio Program® and the Edward Jones Guided Portfolios® program.  The Partnership launched Guided Solutions, a client-directed advisory program, in the second quarter of 2016.  In the past, the Partnership's advisory programs also included the Edward Jones Managed Account Program®, which the Partnership plans to wind down by the end of 2017.

The Partnership also earns asset-based fee revenue through service fees received under agreements with mutual fund and insurance companies, which included revenues related to Edward Jones' ownership interest in Passport Research, Ltd. (“Passport Research”), the investment adviser to the Edward Jones Money Market Fund (see Notes 14 and 17 for additional information regarding Passport Research).  In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies.  In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

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

Trade revenue is composed primarily of commissions and principal transactions.  Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, equities and insurance products.  Revenue from principal transactions primarily results from the Partnership’s distribution of and participation in principal trading activities in unit investment trusts, municipal obligations, over-the-counter corporate obligations, government obligations, and certificates of deposit.

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell and Partnership loans.

The Partnership derived 19%, 20% and 20% of its total revenue for the years ended December 31, 2016, 2015 and 2014, respectively, from one mutual fund company, and the funds that mutual fund company advised.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.  Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

The types of assets categorized as Level I generally are U.S. treasuries, investments in publicly traded mutual funds with quoted market prices, equities listed in active markets, and government and agency obligations.

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

The types of assets categorized as Level II generally are certificates of deposit, state and municipal obligations and corporate bonds and notes.

Level III – Inputs are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2016 and 2015.  In addition, there were no transfers into or out of Level I, II or III during these years.

Cash and Cash Equivalents.  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and Investments Segregated under Federal Regulations.  Cash, investments and the related interest receivable are segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Securities Purchased Under Agreements to Resell.  The Partnership participates in short-term resale agreements collateralized by government and agency securities.  These transactions are reported as collateralized financing and are carried at cost plus accrued interest.  The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements.  It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss.  In addition, the Partnership considers risk related to these resale agreements to be minimal due to the fact that these resale agreements are fully collateralized.  The fair value of the collateral related to these agreements was $907 and $858 as of December 31, 2016 and 2015, respectively, and was not repledged or sold.

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

Non-qualified Deferred Compensation Plan.  The Partnership has a non-qualified deferred compensation plan for certain financial advisors.  The Partnership has recorded a liability for the future payments due to financial advisors participating in the plan.  As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income.  The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan.  These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue in the Consolidated Statements of Income.  Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and the change in investment securities are approximately the same, resulting in minimal net impact in the Consolidated Financial Statements.

Retirement Transition Plans.  The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors.  Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition employment agreement.  Generally, the retirement and transition employment agreement is for five years.  During the first two years the retiring financial advisor remains an employee and provides transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors.  The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years.  Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years.  Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan.  As of December 31, 2016, $59 was accrued for future payments to advisors who have already started a plan, approximately $26 of which is expected to be paid in 2017.  Successor financial advisors receive reduced compensation on transitioned assets for up to four years.

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability.  In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2016, 2015 and 2014.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

The limited partnership capital subject to mandatory redemption is held by current and former associates and general partners of the Partnership.  Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (see Note 7) in accordance with the Partnership Agreement.

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

Adopted and Recently Issued Accounting Standards.  In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”), which provided updated guidance on consolidation of variable interest entities. ASU 2015-02 was adopted on January 1, 2016, and adoption did not have a material impact on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognize the cumulative effect of adoption at the date of initial application.  The Partnership expects to use the cumulative effect of adoption at the date of initial application method.  The Partnership is in the process of evaluating the new standard and has not determined the final impact ASU 2014-09 will have on the Consolidated Financial Statements; however, it does not expect the impact to be material.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective for the first quarter of 2019. ASU 2016-02 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities. The Partnership is in the process of evaluating the impact of ASU 2016-02 and expects, through the addition of significant lease assets and lease liabilities to the Consolidated Statement of Financial Condition, ASU 2016-02 will have a material impact on the Consolidated Statement of Financial Condition (amount will be dependent on leases outstanding at adoption date), but will not have a material impact on the Consolidated Statement of Income or net capital requirements of Edward Jones.

NOTE 2 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from clients is primarily composed of margin loan balances.  The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of December 31, 2016 and 2015 was $3,956 and $3,954, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers credit risk related to these receivables to be minimal.  Payable to clients is composed of cash amounts held by the Partnership due to clients.  Substantially all amounts payable to clients are subject to withdrawal upon client request.  The Partnership pays interest on the vast majority of credit balances in client accounts.

NOTE 3 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES AND OTHER

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31, 2016 and 2015:

	2016	2015
Deposit for Canadian retirement accounts	$236	$187
Asset-based fees from mutual fund and insurance companies	224	211
Fees for shareholder accounting services	53	52
Total	$513	$450

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 4 – FAIR VALUE

The following tables show the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2016
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$3,999	$—	$—	$3,999
Certificates of deposit	—	150	—	150
Total investments segregated under federal regulations	$3,999	$150	$—	$4,149

Securities owned:
Investment securities:
Mutual funds(1)	$209	$—	$—	$209
Government and agency obligations	9	—	—	9
Equities	5	—	—	5
Corporate bonds and notes	—	1	—	1
Total investment securities	$223	$1	$—	$224

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	16	—	16
Mutual funds	7	—	—	7
Corporate bonds and notes	—	2	—	2
Other	—	1	—	1
Total inventory securities	$24	$19	$—	$43

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART II

Item 8.Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2015
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$2,706	$—	$—	$2,706
Certificates of deposit	—	300	—	300
Total investments segregated under federal regulations	$2,706	$300	$—	$3,006

Securities owned:
Investment securities:
Mutual funds(1)	$192	$—	$—	$192
Equities	4	—	—	4
Government and agency obligations	4	—	—	4
Corporate bonds and notes	—	1	—	1
Total investment securities	$200	$1	$—	$201

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	11	—	11
Mutual funds	7	—	—	7
Corporate bonds and notes	—	1	—	1
Total inventory securities	$24	$12	$—	$36

NOTE 5 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2016 and 2015:

	2016	2015
Land	$25	$25
Buildings and improvements	911	886
Equipment, furniture and fixtures	610	611
Equipment, property and improvements, at cost	1,546	1,522
Accumulated depreciation and amortization	(997)	(963)
Equipment, property and improvements, net	$549	$559

Depreciation and amortization expense on equipment, property and improvements of $82, $83 and $82 is included in the Consolidated Statements of Income within the communications and data processing and occupancy and equipment categories for the years ended December 31, 2016, 2015 and 2014, respectively.

The Partnership's capital expenditures were $73, $94 and $90 for the years ended 2016, 2015 and 2014, respectively.  The capital expenditures in 2016 were primarily related to construction and facilities improvements at the north campus location in St. Louis and branch offices for technology support.

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property.  This provides for potential property tax benefits over the life of the bonds (generally 10 years).  The Partnership is therefore both the bondholder and the debtor/lessee for these properties.  The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore

PART II

Item 8.Financial Statements and Supplementary Data, continued

excluded any bond related balances in the Consolidated Statements of Financial Condition.  The amount issued as of December 31, 2016 and 2015 was approximately $350 at both dates.

NOTE 6 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2016 and 2015:

	2016	2015
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total lines of credit	$690	$690

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018 and replaced a similar credit facility.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  The 2013 Credit Facility has a tiered interest rate margin based on the Partnership's leverage ratio (ratio of total debt to total capitalization).  Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.25% to 2.00%.  Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of December 31, 2016, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2016 and 2015.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2016, 2015 and 2014, respectively, other than an overnight draw on the 2013 Credit Facility in October 2016 and two overnight draws on the uncommitted facility in November 2016 for the purpose of testing draw procedures.

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership Agreement, which consists of the executive officers of the Partnership) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of December 31, 2016 and 2015, the outstanding amount of Partnership loans was $266 and $218, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $10, $8 and $7 for the years ended December 31, 2016, 2015 and 2014, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The minimum 7.5% annual return on the face amount of limited partnership capital was $68, $69 and $48 for the years ended December 31, 2016, 2015 and 2014, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31, 2016 and 2015:

	2016	2015
Partnership loans outstanding at beginning of year	$218	$198
Partnership loans issued during the year	146	119
Repayment of Partnership loans during the year	(98)	(99)
Total Partnership loans outstanding	$266	$218

The Partnership filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") on January 17, 2014, to register $350 of Interests to be issued pursuant to the Partnership's 2014 Employee Limited Partnership Interest Purchase Plan (the "Plan").  The Partnership previously issued $293 of Interests under the Plan.  The remaining $57 of Interests may be issued under the Plan at the discretion of the Partnership in the future.

NOTE 8 – NET CAPITAL REQUIREMENTS

As a result of its activities as a broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Exchange Act and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

The Partnership’s Canada broker-dealer subsidiary is a registered broker-dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”).  Under the regulations prescribed by IIROC, the Partnership's Canada broker-dealer subsidiary is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership's Canada broker-dealer subsidiary’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealers as of December 31, 2016 and 2015:

	2016	2015
U.S.:
Net capital	$998	$1,140
Net capital in excess of the minimum required	$941	$1,083
Net capital as a percentage of aggregate debit items	35.0%	40.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.1%	26.0%

Canada:
Regulatory risk adjusted capital	$37	$24
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$33	$19

Net capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 9 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners.  However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2016 and 2015, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $247 and $203, respectively.  The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid.  Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital.  The Partnership did not have any significant uncertain tax positions as of December 31, 2016 and 2015 and is not aware of any tax positions that will significantly change during the next twelve months.  The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business.  Tax years prior to 2013 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees and principals, a Group Registered Retirement Savings Plan covering all eligible Canada employees and principals, and a Deferred Profit Sharing Plan covering all eligible Canada employees.  The Partnership contributed approximately $156, $169 and $158 in total to these plans for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 11 – COMMITMENTS, GUARANTEES AND RISKS

The Partnership leases home office and branch office space under numerous non-cancelable operating leases from non-affiliates and financial advisors. Branch offices are leased generally for terms of three to five years.  Rent expense is recognized on a straight-line basis over the minimum lease term.  Rent and other lease-related expenses were approximately $268, $254, and $242 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Partnership's non-cancelable lease commitments greater than one year as of December 31, 2016, are summarized below:

2017	$154
2018	43
2019	28
2020	18
2021	12
Thereafter	10
Total	$265

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

In addition to the commitments discussed above, as of December 31, 2016, the Partnership would be subject to termination fees of approximately $104 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  As of December 31, 2016, the Partnership made no such decision to terminate these services.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.  As of December 31, 2016, the Partnership also has a revolving unsecured line of credit available (see Note 6).

PART II

Item 8.Financial Statements and Supplementary Data, continued

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, which loans are collateralized by securities in client accounts (see Note 2).  The Partnership could be liable for the margin requirement of its client margin securities transactions.  To mitigate this risk, the Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements.

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

Cash balances held at various major U.S. financial institutions, which typically exceed Federal Deposit Insurance Corporation insurance coverage limits, subject the Partnership to a concentration of credit risk.  Additionally, the Partnership's Canada broker-dealer subsidiary may also have cash deposits in excess of the applicable insured amounts.  The Partnership regularly monitors the credit ratings of these financial institutions in order to help mitigate the credit risk that exists with the deposits in excess of insured amounts.  The Partnership has credit exposure to U.S. government and agency securities which are held as collateral for its resell agreements, investment securities and segregated investments.  The Partnership's primary exposure on resell agreements is with the counterparty and the Partnership would only have exposure to U.S. government and agency credit risk in the event of the counterparty's default on the resell agreements.

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

NOTE 12 – CONTINGENCIES

In the normal course of its business, the Partnership is involved, from time to time, in various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, self-regulatory organizations and other regulators, which may result in losses.  In addition, the Partnership provides for potential losses that may arise related to other contingencies.

The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at December 31, 2016, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $9 as of December 31, 2016.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2016 are adequate and the liabilities arising from such

PART II

Item 8.Financial Statements and Supplementary Data, continued

matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business through the distribution of mutual fund shares to, fees related to assets held by, and account services provided to, its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net revenue:
U.S.	$6,381	$6,432	$6,074
Canada	176	187	204
Total net revenue	$6,557	$6,619	$6,278

Net interest and dividends revenue:
U.S.	$116	$81	$76
Canada	2	2	4
Total net interest and dividends revenue	$118	$83	$80

Pre-variable income:
U.S.	$1,417	$1,650	$1,559
Canada	1	8	12
Total pre-variable income	$1,418	$1,658	$1,571

Variable compensation:
U.S.	$657	$803	$781
Canada	15	17	20
Total variable compensation	$672	$820	$801

Income (loss) before allocations to partners:
U.S.	$760	$847	$778
Canada	(14)	(9)	(8)
Total income before allocations to partners	$746	$838	$770

Capital expenditures:
U.S.	$72	$93	$88
Canada	1	1	2
Total capital expenditures	$73	$94	$90

Depreciation and amortization:
U.S.	$80	$81	$80
Canada	2	2	2
Total depreciation and amortization	$82	$83	$82

Total assets at year end:
U.S.	$18,850	$15,897	$14,290
Canada	574	459	480
Total assets	$19,424	$16,356	$14,770

Financial advisors at year end:
U.S.	14,259	13,839	13,287
Canada	660	669	713
Total financial advisors	14,919	14,508	14,000

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 14 – RELATED PARTIES

As of December 31, 2016, Edward Jones was a 49.5% limited partner of Passport Research, which has historically been the investment adviser for two money market funds made available to Edward Jones clients, one of which was no longer offered as of August 2016.  Approximately 0.7%, 0.1% and 0.03% of the Partnership's total revenues were derived from this limited partner interest in Passport Research during 2016, 2015 and 2014, respectively (see Note 17 for additional information regarding Passport Research).

As of December 31, 2016, Edward Jones leased approximately 10% of its branch office space from its financial advisors (see Note 11).  Rent expense related to these leases approximated $28, $27 and $25 for the years ended December 31, 2016, 2015 and 2014, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

The BB Trust was formed to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to mitigate the concentration of client investments in third party funds and to lower client investment management expenses.  Olive Street is the investment adviser to the sub-advised mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selection and management of sub-advisers, subject to the review and approval by the BB Trust's Board of Trustees.  Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers.  The investment adviser fee revenue earned by Olive Street, included within advisory programs fees on the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within professional and consulting fees on the Consolidated Statements of Income.  The total amounts recognized for the years ended December 31, 2016, 2015 and 2014 were $57, $30 and $8, respectively.

In the normal course of business, partners and associates of the Partnership and its affiliates use the same brokerage, advisory and trust services of the Partnership as unrelated third parties, with certain discounts on commissions and fees for certain services.  The Partnership has included balances arising from such transactions in the Consolidated Financial Statements on the same basis as other clients.

The Partnership recognizes interest income for the interest earned from partners who elect to finance a portion or all of their Partnership capital contributions through loans made available from the Partnership (see Note 7).

NOTE 15 – QUARTERLY INFORMATION

(Unaudited)

	2016 Quarters Ended
	Mar 25	Jun 24	Sep 30	Dec 31
Net revenue	$1,561	$1,660	$1,683	$1,653
Income before allocations to partners	$191	$208	$186	$161
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$28.30	$30.80	$27.49	$23.96

	2015 Quarters Ended
	Mar 27	Jun 26	Sep 25	Dec 31
Net revenue	$1,635	$1,681	$1,645	$1,658
Income before allocations to partners	$214	$222	$208	$194
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$33.54	$34.83	$32.67	$30.38

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31, 2016 and 2015:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral(1)	Net amount
2016	$892	—	892	—	(892)	$—
2015	$843	—	843	—	(843)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 17 – SUBSEQUENT EVENT

The Partnership has evaluated subsequent events through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure, except for the event noted below.

On February 5, 2016, the Partnership entered into a non-binding letter of intent to acquire the remaining 50.5% general partner interest of Passport Research from Federated Investment Management Company ("Federated").  Federated approved the transfer on February 18, 2016, and the Partnership and Federated entered into a definitive agreement on April 27, 2016.  The transfer was completed on January 27, 2017, resulting in JFC owning the 49.5% limited partner interest in Passport Research and a wholly-owned subsidiary of JFC, Passport Holdings LLC ("Passport Holdings"), owning the 50.5% general partner interest in Passport Research, which did not have a material impact on the Consolidated Financial Statements.  JFC transferred its limited partner interest in Passport Research and its ownership interest in Passport Holdings to Edward Jones on February 28, 2017.

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

Changes in Internal Control Over Financial Reporting.  There was no change in the Partnership's  internal  control  over  financial  reporting  (as defined in Rules 13a-15(f) and  15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors.  As of February 24, 2017, the Partnership was composed of 419 general partners, 19,310 limited partners and 416 subordinated limited partners.

Managing Partner.  Under the terms of the Partnership Agreement, the Managing Partner has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership’s business.  Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners and the power to adjust the proportion of their respective interests in the Partnership.  The Managing Partner serves for an indefinite term and may be removed by a majority vote of the Executive Committee (as discussed below) or a vote of the general partners holding a majority percentage ownership in the Partnership.  If at any time the office of the Managing Partner is vacant, the Executive Committee will succeed to all the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership’s operating subsidiaries are managed by JFC, under the leadership of the Managing Partner, pursuant to services agreements.

Executive Committee.  The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner.  Under the terms of the Partnership Agreement, the members of the Executive Committee are the executive officers of the Partnership.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  Throughout 2016, the Executive Committee was comprised of James D. Weddle, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Norman L. Eaker, Timothy J. Kirley, Penny Pennington, Daniel J. Timm and James A. Tricarico, Jr.  Effective December 31, 2016, Mr. Eaker retired from the Partnership and was no longer a member of the Executive Committee.  The Managing Partner appointed general partner Vincent J. Ferrari as a member of the Executive Committee effective January 1, 2017.

The following table is a listing as of February 24, 2017 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility.  Under the terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65.  The members’ biographies are below.

		Executive	General
Name	Age	Committee	Partner	Area of Responsibility
James D. Weddle	63	2005	1984	Managing Partner
Kevin D. Bastien	51	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	47	2014	2002	Branch Development
Vincent J. Ferrari	56	2017	2004	Information Systems
Timothy J. Kirley	63	2016	1994	Canadian Operations
Penny Pennington	53	2014	2006	Client Strategies Group
Daniel J. Timm	58	2009	1998	Branch Development
James A. Tricarico, Jr.	64	2007	2006	Legal and Compliance

James D. Weddle, Managing Partner – Mr. Weddle joined the Partnership in 1976, was named a general partner in 1984 and has served as Managing Partner and Chief Executive Officer since January 2006.  Previously he worked in the Research department and as a financial advisor, and has been responsible for the Mutual Fund Sales, Financial Advisor Training and Branch Administration departments.  Mr. Weddle earned his bachelor's degree from DePauw University and his MBA from Washington University in St. Louis.  Mr. Weddle is a past member of the FINRA Board of Governors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

Kevin D. Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009.  He is responsible for the performance of the Finance and Human Resources divisions, including Firm Analytics and Planning areas.  Previously he has been responsible for various areas of the Finance division.  Mr. Bastien earned his bachelor’s and master’s degrees in accounting from Southern Illinois University at Carbondale and is a certified public accountant.

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

Vincent J. Ferrari, Chief Information Officer – Mr. Ferrari joined the Partnership in 2003, was named a general partner in 2004 and has served as the Chief Information Officer since 2007.  As Chief Information Officer, Mr. Ferrari is responsible for the Information Systems division.  In 2017, Mr. Ferrari also assumed responsibility for the Operations and Service divisions.  Previously he has been responsible for the Business Solutions Development department.  Mr. Ferrari earned his bachelor’s degree from Ursinus College.

Timothy J. Kirley, Canadian Operations – Mr. Kirley joined the Partnership in 1983 and was named a general partner in 1994.  Mr. Kirley served as the Partnership's Chief Strategy Officer since 2010 until he assumed responsibility for Canada operations in September 2015.  Previously, he worked as a financial advisor and helped launch the Partnership's business in the United Kingdom and was responsible for its performance until its sale.  Mr. Kirley earned his bachelor's degree from Southern Illinois University at Carbondale and an MBA from Washington University in St. Louis.

Penny Pennington, Client Strategies Group – Ms. Pennington joined the Partnership as a financial advisor in 1999 and was named a general partner in 2006.  Ms. Pennington assumed responsibility for the Client Strategies Group, which encompasses all of the Partnership’s advice and guidance, products and services, marketing, and branch support related to helping clients achieve their financial goals, in September 2014.  Previously, she has been responsible for the New Financial Advisor Training department, BOA Development department and Branch and Region Development division.  Ms. Pennington earned her bachelor’s degree from the University of Virginia and earned her MBA from the Kellogg School of Management at Northwestern University.

Daniel J. Timm, Branch Development – Mr. Timm joined the Partnership in 1983 and was named a general partner in 1998.  Mr. Timm assumed shared responsibility for the Branch Development division, which encompasses Financial Advisor Talent Acquisition, Branch Office Administrator Talent Acquisition and Performance, Branch Training, Branch Administration, Branch Insights, Learning and Support, and Branch and Region Development, in July 2014.  Previously he worked as a financial advisor and has been responsible for various areas of the Branch Development division, including the Financial Advisor Training, Financial Advisor Development and Branch Administration departments.  Mr. Timm earned his bachelor’s degree and MBA from the University of Missouri–Columbia.  Mr. Timm is a member of the Securities Industry and Financial Markets Association ("SIFMA") Bulls Roundtable.

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

Management Committee.  The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee.  As of February 24, 2017, the Management Committee consisted of 21 general partners.  The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries.  The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

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

As of February 24, 2017, the Audit Committee was comprised of James A. Tricarico, Jr., Chairman, James D. Weddle, Kevin D. Bastien, Vincent J. Ferrari, Penny Pennington, Robert F. Cullen III, the general partner responsible for the Internal Audit division, Lisa M. Dolan, a member of the Management Committee and a general partner in the Finance division, and independent members of the committee Ed Glotzbach and Mark Wuller.  Effective December 31, 2016, Norman L. Eaker and Anthony Damico retired from the Partnership and were no longer members of the Audit Committee.

Mr. Bastien meets the requirements adopted by the SEC for qualification as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K.  Because Mr. Bastien is a general partner, he would not meet the definition of “independent” under the rules of the New York Stock Exchange (“NYSE”).  However, since the Partnership’s securities are not listed on any exchange, it is not subject to the listing requirements of the NYSE or any other securities exchanges.  Audit Committee members are appointed by the Managing Partner, serve for an indefinite term and may be removed by the Managing Partner.

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

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement.  The Managing Partner is ultimately responsible for the Partnership's risk management.  The Managing Partner has designated the Partnership's Executive Committee as having responsibility for overall risk management.  As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – Executive Committee, as of February 24, 2017, the Executive Committee consisted of the Partnership’s Managing Partner and seven other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly and meets monthly to meet its responsibilities.

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

The Audit Committee, through its activities, supports the Executive Committee in its ongoing risk management responsibilities.  The Audit Committee is responsible for the development and maintenance of an understanding of the Partnership’s financial statements and the financial reporting process, overseeing the Partnership’s efforts to comply with the financial reporting control requirements of Sarbanes Oxley, discussing policies with respect to risk assessment and risk management, overseeing the independent auditors' qualifications and independence, and providing input to the Partnership’s Internal Audit division regarding audit topics and the resolution of outstanding audit findings.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

In addition to these committees, the Managing Partner has established certain governance committees with prominent roles in the risk management process.  Also, certain supporting committees have responsibility for managing specific types of risks.  Governance and supporting committees with prominent roles in the risk management process include:

Enterprise Risk Management Committee ("ERM Committee") – governance committee, formed in 2016, responsible for facilitating the Partnership's identification of risks and assisting and collaborating with other governance committees as well as supporting committees that may oversee specific risks.  The ERM Committee also helps coordinate and serves as a resource regarding the Partnership's risk management activities.

New Products and Services Committee – governance committee responsible for evaluating all new or materially modified products and/or services for alignment with clients’ needs and consistency with the Partnership’s objectives and strategies and make recommendations to the Executive Committee, and ensuring that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new or materially modified products and/or services.  A new product or service has to be approved by the New Products and Services Committee and the Executive Committee before being implemented by the Partnership.

Investment Funds Governance Committee – governance committee responsible for reviewing the fundamental strategy decisions of JFC's wholly-owned investment advisors to the Partnership's proprietary investment funds, including providing guidance on various aspects of operations and coordinating communications with the boards of the Partnership's proprietary mutual funds.

Credit Review Committee – supporting committee that establishes policies governing the Partnership’s client margin accounts.  The committee discusses and monitors the risks associated with the Partnership’s client margin practices and current trends in the industry.  The committee reviews large client margin balances, the quality of the collateral supporting those accounts, and the credit exposure related to those accounts to minimize potential losses.

Finance Risk Committee – supporting committee that reviews the Partnership’s financial liquidity, cash investment portfolio and capital adequacy and assesses major exposures to financial institutions.  These exposures include banks in which the Partnership has deposits or on which it depends for funding.

In addition to the committees discussed above, each of the Partnership’s divisions also assists the Executive Committee in its ongoing risk management activities through their day-to-day responsibilities.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business.  The Partnership is exposed to operational risk and its business model is dependent on complex information technology systems, and there is a degree of exposure to systems failure.  A business continuity planning process has been established to respond to severe business disruptions.  The Partnership has data centers in Arizona and Missouri.  These data centers act as disaster recovery sites for each other.  While these data centers are designed to be redundant for each other, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership implemented an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary.  The Partnership’s Internal Audit and Compliance divisions investigate reports as they are received.  The Internal Audit and Compliance divisions review other Partnership activity to assist in risk identification and identification of other inappropriate activities.  In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements and information security policies to better protect client information.

The Partnership is also exposed to operational risk as a result of its reliance on third parties to provide information technology, processing and other business support services.  The Partnership’s Sourcing Office primarily manages that risk by reviewing key vendors through a vendor due diligence and oversight process.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, continued

Credit Risk

The Partnership is subject to credit risk due to the very nature of the transactions it processes for its clients.  In order to manage this risk, the Partnership limits certain client transactions by, in some cases, requiring payment at the time or in advance of a client transaction being accepted.  The Credit Review Committee manages the Partnership's credit risk arising out of the client margin loans it offers by limiting the amount and controlling the quality of collateral held in the client’s account against those loans.  In accordance with FINRA rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the loan to the client is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage).  The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the client be no greater than 65% of the value of the securities in the account.

The Partnership purchases and holds securities inventory positions for retail sales to its clients and does not trade those positions for the purpose of generating gains for its own account.  To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks.  This system requires traders to mark positions to market and to report positions at the trader level, at the department level and for the Partnership as a whole.  There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review.  By maintaining an inventory hedging strategy, the Partnership has avoided material inventory losses or gains in the past.  The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership.  The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

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

Legal, Regulatory and Reputational Risk

In the normal course of business, the Partnership is involved, from time to time, in various legal matters, including arbitrations, class actions, other litigation, and investigations and proceedings by governmental authorities, SROs and other regulators.  Over the past several years, the number of legal actions and investigations has increased among many firms in the financial services industry, including the Partnership.

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to mitigate legal and regulatory risks.  As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation.  To minimize the risk of regulatory non-compliance, each branch office is subject to an annual onsite branch audit, to review the financial advisor’s business and competency.  Additionally, certain branches are visited regularly by field supervision directors to assure reasonable compliance.  The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies.  The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer.  The Partnership also has a Chief Information Security Officer who is responsible for information security policies and standards.  The Partnership has specific policies related to prevention of fraud and money laundering and provides initial as well as annual training and review of competency to help mitigate regulatory risks.

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

Deferred Compensation – Each Executive Committee member is a participant in the Partnership’s profit sharing and 401(k) plan, a qualified deferred compensation plan, which also covers all eligible general partners of the Partnership and associates of the Partnership’s subsidiaries.  Each Executive Committee member receives contributions based upon the overall profitability of the Partnership.  Contributions to the plan are made annually at the discretion of the Partnership and have historically been determined based on approximately 24% of the Partnership’s net income before allocations to partners.  Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings.  The plan is a tax-qualified retirement plan.

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the Executive Committee members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement.  Of the Partnership’s net income allocated to general partners, including the Executive Committee members, 92% is allocable based upon their respective general partner ownership interests in the Partnership.  General partner ownership interests are set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee.  General partner ownership interests held by each Executive Committee member ranged from 0.40% to 1.90% in 2016, 1.25% to 2.04% in 2015, and 1.00% to 2.20% in 2014.  The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee.

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

Summary Compensation Table

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2016 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
James D. Weddle	2016	$250,000	$12,005	$10,937,024	$11,199,029
CEO	2015	250,000	13,171	13,689,769	13,952,940
	2014	250,000	12,818	13,655,081	13,917,899
Kevin D. Bastien	2016	$175,000	$12,005	$9,856,554	$10,043,559
CFO	2015	175,000	13,171	10,985,450	11,173,621
	2014	175,000	12,818	10,265,697	10,453,515
Norman L. Eaker	2016	$175,000	$12,005	$9,695,743	$9,882,748
General Partner - Firm Administration	2015	175,000	13,171	11,569,841	11,758,012
	2014	175,000	12,818	11,814,257	12,002,075
Daniel J. Timm	2016	$175,000	$12,005	$9,385,120	$9,572,125
General Partner - Branch Development	2015	175,000	13,171	11,040,079	11,228,250
	2014	175,000	12,818	11,119,514	11,307,332
James A. Tricarico, Jr.	2016	$175,000	$12,005	$8,956,780	$9,143,785
General Partner - Legal and Compliance	2015	175,000	13,171	10,118,177	10,306,348

(1)

Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.  None of the Executive Committee members above received any portion of the 8% net income allocation for the periods presented in the table.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 24, 2017, the ownership of limited partnership interests by each Executive Committee member named in the Summary Compensation Table and the Executive Committee members as a group :

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	James D. Weddle	$-	0%
Limited Partnership Interests	Kevin D. Bastien	$-	0%
Limited Partnership Interests	Norman L. Eaker	$-	0%
Limited Partnership Interests	Daniel J. Timm	$105,000	*
Limited Partnership Interests	James A. Tricarico, Jr.	$-	0%

Limited Partnership Interests	All Executive Committee Members as a Group (8 persons)	$259,600	*

*	Each of the Executive Committee members named in the Summary Compensation Table and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Partnership leases approximately 10% of its branch office space from its financial advisors.  Rent expense related to these leases approximated $28 million, $27 million and $25 million for the years ended December 31, 2016, 2015 and 2014, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

The Partnership makes loans available to those general partners (other than members of the Executive Committee) that desire financing for some or all of their new purchases of individual Partnership capital interests.  See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

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

As of December 31, 2016, the following transactions met the definition of a related person transaction pursuant to Item 404(a) of SEC Regulation S-K.  These contracts were subject to review by appropriate areas within the Partnership prior to execution.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence, continued

Touch of Class, Inc.

On August 1, 2012, the Partnership entered into a vendor agreement with Touch of Class, Inc. to provide artwork in the Partnership’s branch offices through July 31, 2016.  This agreement was amended as of August 1, 2016 to extend the agreement through July 31, 2021.  Touch of Class, Inc. is 100% owned by Shelia Timm, Eric Timm and Ashley Mendez, spouse, son and daughter, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee.  The total amount paid to Touch of Class, Inc. in 2016 pursuant to this agreement was approximately $425,000.

Cushman & Wakefield

The Partnership had two agreements with Cushman & Wakefield, one to manage the Partnership’s branch office leases and one to manage the Partnership’s home office facilities, which were effective until December 31, 2016.  On January 1, 2017 each agreement was amended and extended through March 31, 2017.  Cushman & Wakefield is a leading commercial real estate services provider with more than 43,000 professionals in more than 60 countries across the world.  Lyle Gilbertson, a principal of Cushman & Wakefield, is the brother-in-law of Norman L. Eaker, a member of the Partnership’s Executive Committee throughout 2016.  The total amount paid to Cushman & Wakefield in 2016 pursuant to this agreement was approximately $11.4 million.

Family Relationships

The Partnership has an anti-nepotism policy in the home office.  However, the Partnership encourages the recruitment of family and friends to be financial advisors and BOAs.  As such, it is very common for family members to be employed by the Partnership and paid consistent with the compensation programs provided to other financial advisors and BOAs of the Partnership.  The following summarizes Family Relationships with members of the Partnership’s Executive Committee.

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was associated with the Partnership as a financial advisor during 2016 (and presently).  During 2016, Ms. Renk was admitted as a general partner of the Partnership. Ms. Renk earned approximately $807,000 during 2016 and has been associated with the Partnership for 22 years.  The program under which Ms. Renk is paid is consistent with the programs provided to other general partner financial advisors of the Partnership.  Ms. Renk financed her Partnership capital contribution with a $391,000 Partnership loan.  During 2016, $94,000 was paid to reduce the loan balance, through her share of general partnership earnings and other payments, and $12,000 was paid in interest.  As of December 31, 2016, Ms. Renk's outstanding Partnership loan balance was $297,000 and the interest rate on the loan was 3.5%.  The terms of Ms. Renk's Partnership loan are consistent with the terms provided to other general partners.

James D. Weddle, a member of the Partnership’s Executive Committee, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2016 (and presently).  Mr. Selner earned approximately $245,000 in compensation during 2016 and has been employed by the Partnership for 11 years.  The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2016	2015
Audit fees	$2,586	$2,625
Audit-related fees(1)	1,210	1,217
Tax fees(2)	948	1,357
Other(3)	6	26
Total fees	$4,750	$5,225

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other primarily consists of fees for consulting services, including an assessment project in 2015.

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2016 and 2015.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	49

		Report of Independent Registered Public Accounting Firm	50

		Consolidated Statements of Financial Condition as of December 31, 2016 and 2015	51

		Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	52

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2016, 2015 and 2014	53

		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	54

		Notes to Consolidated Financial Statements	55

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2016 and 2015	88

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2016, 2015 and 2014	89

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	90

		Other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b)		Exhibits

		Reference is made to the Exhibit Index hereinafter contained.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	March 15, 2017
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	March 15, 2017
Kevin D. Bastien	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	*

Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated June 6, 2014.

3.2	*

Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 30, 2015, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the year ended December 31, 2014.

3.3	*

First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 9, 2015, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the year ended December 31, 2014.

3.4	*

Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 7, 2015, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 27, 2015.

3.5	*

Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 12, 2015, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2015.

3.6	*

Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 24, 2015, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2015.

3.7	*

Fifth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 27, 2015, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 26, 2015.

3.8	*

Sixth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 24, 2015, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 25, 2015.

3.9	*

Seventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 21, 2015, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 25, 2015.

3.10	*

Eighth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 26, 2015, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 25, 2015.

3.11	*

Ninth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 20, 2015, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

3.12	*

Tenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 22, 2016, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

3.13	*

Eleventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 16, 2016, incorporated by reference from Exhibit 3.4 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

EXHIBIT INDEX

Exhibit Number		Description
3.14	*

Twelfth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 21, 2016, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 25, 2016.

3.15	*

Thirteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 26, 2016, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 25, 2016.

3.16	*

Fourteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 23, 2016, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 24, 2016.

3.17	*

Fifteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 22, 2016, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 24, 2016.

3.18	*

Sixteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 20, 2016, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 24, 2016.

3.19	*

Seventeenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 25, 2016, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 30, 2016.

3.20	*

Eighteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 21, 2016, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 30, 2016.

3.21	*

Nineteenth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 19, 2016, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 30, 2016.

3.22	**	Twentieth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 17, 2016.
3.23	**	Twenty-First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 21, 2016.
3.24	**	Twenty-Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2017.
3.25	**	Twenty-Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 22, 2017.
10.1	*

Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

EXHIBIT INDEX

Exhibit Number		Description
10.2	*

Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.3	*

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

10.5	*

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

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2016	2015
ASSETS:

Cash and cash equivalents	$456	$331

Investment securities	9	9

Investment in subsidiaries	2,150	2,255

Other assets	19	15

TOTAL ASSETS	$2,634	$2,610

LIABILITIES:

Partnership capital subject to mandatory redemption	$2,634	$2,610

TOTAL LIABILITIES	$2,634	$2,610

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
NET REVENUE
Subsidiary earnings	$738	$833	$764
Management fee income	100	99	78
Other	10	7	7

Total revenue	848	939	849

Interest expense	68	69	48

Net revenue	780	870	801

OPERATING EXPENSES
Compensation and benefits	32	30	30
Other operating expenses	2	2	1

Total operating expenses	34	32	31

INCOME BEFORE ALLOCATIONS TO PARTNERS	$746	$838	$770

Allocations to partners	(746)	(838)	(770)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	746	838	770
Changes in assets and liabilities:
Investment in subsidiaries	105	(179)	(267)
Other assets	(4)	—	(3)
Accounts payable and accrued expenses	—	(1)	—
Net cash provided by operating activities	847	658	500

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	72	352	55
Redemption of partnership interests	(178)	(161)	(125)
Distributions from partnership capital	(616)	(637)	(563)
Net cash used in financing activities	(722)	(446)	(633)

Net increase (decrease) in cash and cash equivalents	125	212	(133)

CASH AND CASH EQUIVALENTS:

Beginning of year	331	119	252
End of year	$456	$331	$119

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$146	$119	$86
Repayment of partnership loans through distributions from partnership capital in current year	$98	$99	$103

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.