Form 10-Q
period 2017-03-31
JONES FINANCIAL COMPANIES LLLP
filed 2017-05-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2017, 899,424 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
(Dollars in millions)	2017	2016
ASSETS:
Cash and cash equivalents	$1,026	$1,047
Cash and investments segregated under federal regulations	12,516	12,680
Securities purchased under agreements to resell	769	892
Receivable from:
Clients	3,109	3,129
Mutual funds, insurance companies and other	602	513
Brokers, dealers and clearing organizations	265	219
Securities owned, at fair value:
Investment securities	220	224
Inventory securities	84	43
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	552	549
Other assets	134	128

TOTAL ASSETS	$19,277	$19,424

LIABILITIES:
Payable to:
Clients	$15,383	$15,414
Brokers, dealers and clearing organizations	195	99
Accrued compensation and employee benefits	939	1,116
Accounts payable, accrued expenses and other	175	161
	16,692	16,790
Contingencies (Note 5)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	901	902
Subordinated limited partners	462	421
General partners	1,056	1,094
Total	2,419	2,417
Reserve for anticipated withdrawals	166	217
Total partnership capital subject to mandatory redemption	2,585	2,634

TOTAL LIABILITIES	$19,277	$19,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 31, 2017	March 25, 2016
Revenue:
Fee revenue
Asset-based	$1,115	$830
Account and activity	172	180
Total fee revenue	1,287	1,010
Trade revenue	457	522
Interest and dividends	58	43
Other revenue	13	4
Total revenue	1,815	1,579
Interest expense	18	18
Net revenue	1,797	1,561
Operating expenses:
Compensation and benefits	1,277	1,084
Occupancy and equipment	102	97
Communications and data processing	81	69
Advertising	23	22
Fund sub-adviser fees	20	12
Professional and consulting fees	17	13
Postage and shipping	15	13
Other operating expenses	65	60
Total operating expenses	1,600	1,370

Income before allocations to partners	197	191

Allocations to partners:
Limited partners	25	26
Subordinated limited partners	25	23
General partners	147	142
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.33	$28.30

Weighted average $1,000 equivalent limited partnership units outstanding	901,720	914,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 31, 2017	March 25, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	197	191
Depreciation and amortization	20	20

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	164	145
Securities purchased under agreements to resell	123	254
Net payable to clients	(11)	56
Net receivable from brokers, dealers and clearing organizations	50	36
Receivable from mutual funds, insurance companies and other	(89)	(83)
Securities owned	(37)	(17)
Other assets	(6)	22
Accrued compensation and employee benefits	(177)	(248)
Accounts payable, accrued expenses and other	14	(15)
Net cash provided by operating activities	248	361

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(23)	(14)
Net cash used in investing activities	(23)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	64	68
Redemption of partnership interests	(153)	(152)
Distributions from partnership capital	(157)	(211)
Net cash used in financing activities	(246)	(295)
Net (decrease) increase in cash and cash equivalents	(21)	52

CASH AND CASH EQUIVALENTS:
Beginning of period	1,047	937
End of period	$1,026	$989

Cash paid for interest	$18	$18
Cash paid for taxes	$1	$3

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$140	$139

Repayment of partnership loans through distributions from partnership capital in current period	$71	$60

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. Non-controlling minority interests are accounted for under the equity method. The results of the Partnership’s subsidiaries in Canada as of February 28, 2017 and November 30, 2016 are included in the Partnership’s Consolidated Statement of Financial Condition and the results for the three month periods ended February 28, 2017 and 2016 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada. Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones primarily derives its revenues from the retail brokerage business through the distribution of mutual fund shares to, fees related to assets held by and account services provided to its clients, including investment advisory services, the purchase or sale of securities and insurance products, and principal transactions. The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership. Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder® Trust.

As disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), in January 2017 the Partnership completed the acquisition of the remaining 50.5% general partner interest in Passport Research, Ltd. ("Passport Research") from Federated Investment Management Company.  The transfer did not have a material impact on the Consolidated Financial Statements.  Passport Research is the investment adviser to the Edward Jones Money Market Fund and as investment adviser, earns fund adviser fee revenue and incurs expenses for sub-adviser fees.

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

The interim financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations. Certain prior period amounts have been reclassified to conform to the current period presentation.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2016.

The Partnership did not have any assets or liabilities categorized as Level III during the three and twelve month periods ended March 31, 2017 and December 31, 2016, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	March 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$250	$—	$250

Investments segregated under federal regulations:
U.S. treasuries	$3,993	$—	$—	$3,993
Certificates of deposit	—	150	—	150
Total investments segregated under federal regulations	$3,993	$150	$—	$4,143

Securities owned:
Investment securities:
Mutual funds(1)	$212	$—	$—	$212
Equities	4	—	—	4
Government and agency obligations	3	—	—	3
Corporate bonds and notes	—	1	—	1
Total investment securities	$219	$1	$—	$220

Inventory securities:
State and municipal obligations	$—	$33	$—	$33
Equities	23	—	—	23
Mutual funds	19	—	—	19
Corporate bonds and notes	—	5	—	5
Certificates of deposit	—	4	—	4
Total inventory securities	$42	$42	$—	$84

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2016
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$3,999	$—	$—	$3,999
Certificates of deposit	—	150	—	150
Total investments segregated under federal regulations	$3,999	$150	$—	$4,149

Securities owned:
Investment securities:
Mutual funds	$209	$—	$—	$209
Government and agency obligations	9	—	—	9
Equities	5	—	—	5
Corporate bonds and notes	—	1	—	1
Total investment securities	$223	$1	$—	$224

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	16	—	16
Mutual funds	7	—	—	7
Corporate bonds and notes	—	2	—	2
Other	—	1	—	1
Total inventory securities	$24	$19	$—	$43

NOTE 3 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of March 31, 2017 and December 31, 2016, the outstanding amount of Partnership loans was $335 and $266, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $2 for the three month periods ended March 31, 2017 and March 25, 2016, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 31,	March 25,
	2017	2016
Partnership loans outstanding at beginning of period	$266	$218
Partnership loans issued during the period	140	139
Repayment of Partnership loans during the period	(71)	(60)
Total Partnership loans outstanding	$335	$297

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 for both the three month periods ended March 31, 2017 and March 25, 2016, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 17, 2014, to register $350 of Interests to be issued pursuant to the Partnership's 2014 Employee Limited Partnership Interest Purchase Plan ("Plan"). The Partnership previously issued approximately $293 of Interests under the Plan. The remaining $57 of Interests may be issued under the Plan at the discretion of the Partnership in the future.

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

The Partnership’s Canada broker-dealer subsidiary is a registered broker-dealer regulated by the Investment Industry Regulatory Organization of Canada (“IIROC”). Under the regulations prescribed by IIROC, the Partnership’s Canada broker-dealer subsidiary is required to maintain minimum levels of risk-adjusted capital, which are dependent on the nature of the Partnership’s Canada broker-dealer subsidiary’s assets and operations.

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 31,	December 31,
	2017	2016
U.S.:
Net capital	$974	$998
Net capital in excess of the minimum required	$918	$941
Net capital as a percentage of aggregate debit items	34.7%	35.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	22.6%	23.1%

Canada:
Regulatory risk adjusted capital	$33	$37
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$27	$33

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of March 31, 2017 and December 31, 2016.

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

The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss at March 31, 2017, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $10 as of March 31, 2017. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 31, 2017 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 6 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada. Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership's Canada operations, which primarily occur through a non-guaranteed subsidiary of the Partnership. The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented. Pre-variable income represents income before variable compensation expense and before allocations to partners. This is consistent with how management views the segments in order to assess performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 31, 2017	March 25, 2016
Net revenue:
U.S.	$1,749	$1,520
Canada	48	41
Total net revenue	$1,797	$1,561

Pre-variable income (loss):
U.S.	$362	$358
Canada	(1)	—
Total pre-variable income	361	358

Variable compensation:
U.S.	160	163
Canada	4	4
Total variable compensation	164	167

Income (loss) before allocations to partners:
U.S.	202	195
Canada	(5)	(4)
Total income before allocations to partners	$197	$191

The Partnership derived 18% and 20% of its total revenue for the three month periods ended March 31, 2017 and March 25, 2016, respectively, from one mutual fund company, which includes the funds that mutual fund company advised. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Mar 31, 2017	$769	—	769	—	(769)	$—
Dec 31, 2016	$892	—	892	—	(892)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from client buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue. In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts. These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and changes in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, equities and insurance products, and principal transactions.  Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three month periods ended March 31, 2017 and March 25, 2016. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Revenue:
Fee revenue:
Asset-based	$1,115	$830	34%
Account and activity	172	180	-4%
Total fee revenue	1,287	1,010	27%
% of net revenue	72%	65%
Trade revenue	457	522	-12%
% of net revenue	25%	33%
Net interest and dividends	40	25	60%
Other revenue	13	4	225%
Net revenue	1,797	1,561	15%
Operating expenses	1,600	1,370	17%
Income before allocations to partners	$197	$191	3%

Related metrics:
Client dollars invested:
Trade ($ billions)(1)	$24	$25	-4%
Advisory programs ($ billions)(2)	$22	$1	2100%
Client households at period end	5.3	5.1	4%
Net new assets for the period ($ billions)(3)	$13	$10	30%
Client assets under care:
Total:
At period end ($ billions)	$1,008	$886	14%
Average ($ billions)	$989	$868	14%
Advisory programs:
At period end ($ billions)	$238	$143	66%
Average ($ billions)	$225	$138	63%
Financial advisors (actual):
At period end	15,093	14,536	4%
Average	14,996	14,511	3%
Attrition % (annualized)	8.1%	10.0%	n/a
Dow Jones Industrial Average (actual):
At period end	20,663	17,516	18%
Average for period	20,395	16,594	23%
S&P 500 Index (actual):
At period end	2,363	2,036	16%
Average for period	2,325	1,944	20%

(1)	Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues.
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

First Quarter 2017 versus First Quarter 2016 Overview

The Partnership surpassed two significant milestones during the first quarter of 2017: 15,000 financial advisors and $1 trillion in assets under care. The Partnership ended the first quarter of 2017 with a record 15,093 financial advisors and $1,008 billion in assets under care.

Financial advisors gathered $13 billion in net new assets during the first quarter of 2017 compared to $10 billion in the first quarter of 2016.  Average client assets under care increased 14% for the first quarter of 2017 compared to the same period in 2016, due to net new assets gathered during the year and increases in the market value of client assets.

Advisory programs' average assets under care increased 63% in the first quarter of 2017 to $225 billion due to the increased investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Edward Jones Guided Solutions® ("Guided Solutions"), in the second quarter of 2016, increased client adoption of advisory programs, as well as the uncertainty around the products available to retirement accounts in the future pending implementation of the Department of Labor's ("DOL") fiduciary rule. The majority of the increase in assets came from existing client assets.

Net revenue increased 15% to $1,797 for the first quarter of 2017 compared to the same period in 2016. Results reflected a 34% increase in asset-based fee revenue due to the continued investment of client assets in advisory programs and increases in the market value of the underlying client assets held. This increase was partially offset by a 12% decrease in trade revenue, primarily due to fewer client dollars invested as a result of the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph.

Operating expenses increased 17% to $1,600 in the first quarter of 2017 compared to 2016, primarily due to an increase in financial advisor compensation, reflecting higher commissions and certain temporary enhancements to financial advisor compensation implemented in September 2016, and higher home office and branch compensation and benefits expense, due to an increase in the number of home office and branch personnel.  Operating expenses also increased due to the impact of one additional week in the first quarter of 2017 compared to the same period in 2016.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $197, a 3% increase from the first quarter of 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND MARCH 25, 2016

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 27% to $1,287 in the first quarter of 2017 compared to the same period in 2016.  A discussion of fee revenue components follows.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Asset-based fee revenue:
Advisory programs fees	$694	$464	50%
Service fees	316	289	9%
Revenue sharing	45	45	0%
Fund adviser fees	26	12	117%
Cash solutions	24	10	140%
Trust Co. fees	10	10	0%
Total asset-based fee revenue	$1,115	$830	34%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$399.1	$384.0	4%
Advisory programs	$221.9	$136.1	63%
Insurance	$78.0	$70.5	11%
Cash solutions	$24.5	$20.6	19%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Asset-based fee revenue increased 34% to $1,115 in the first quarter of 2017 compared to the same period in 2016 led by increases in advisory programs fees and service fees due to the continued investment of client assets and increases in the market value of the underlying client assets held.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, as well as the uncertainty around the products available to retirement accounts in the future pending implementation of the DOL fiduciary rule.

Account and Activity

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Account and activity fee revenue:
Shareholder accounting services fees	$105	$110	-5%
Retirement account fees	31	34	-9%
Insurance contract service fees	16	14	14%
Other account and activity fees	20	22	-9%
Total account and activity fee revenue	$172	$180	-4%

Related metrics:
Average client:
Shareholder accounting holdings serviced	26.1	25.4	3%
Retirement accounts	5.8	5.3	9%

Account and activity fee revenue decreased 4% in the first quarter of 2017 to $172 compared to the same period in 2016. The decrease was primarily due to lower shareholder accounting services fees and lower retirement account fees as new and existing clients adopted advisory programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 12% to $457 in the first quarter of 2017 compared to the same period in 2016.  Results reflected a reduction in client dollars invested due to the increased investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, as well as the uncertainty around the products available to retirement accounts in the future pending implementation of the DOL fiduciary rule. The Partnership expects this trend to continue.  The decrease in trade revenue was also due to a decline in the margin earned as a greater proportion of revenue was from equity products which earn lower margins.  Results were positively impacted by more business days in the first quarter of 2017 compared to the same period in 2016.  A discussion of trade revenue components follows.

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Trade revenue:
Commissions revenue:
Mutual funds	$215	$249	-14%
Equities	136	142	-4%
Insurance products	64	71	-10%
Total commissions revenue	$415	$462	-10%
Principal transactions	42	60	-30%
Total trade revenue	$457	$522	-12%

Commissions related metrics:
Client dollars invested ($ billions)	$19.4	$20.1	-3%
Margin per $1,000 invested	$21.4	$23.0	-7%
U.S. business days	62	57	9%

Commissions – Mutual funds

Mutual funds revenue decreased 14% to $215 in the first quarter of 2017 compared to the same period in 2016. The decrease was primarily due to a decrease in the margin earned due to increases in trade sizes causing additional breakpoints to be earned by clients, which resulted in lower commissions earned.  In addition, results reflected a decrease in client dollars invested due to the factors discussed in the "Trade Revenue" section above.

Commissions – Equities

Equities revenue decreased 4% to $136 in the first quarter of 2017 compared to the same period in 2016.  The decrease was primarily attributable to a decrease in the margin earned due to slightly larger trade sizes resulting in lower commissions.

Commissions – Insurance Products

Insurance products revenue decreased 10% to $64 in the first quarter of 2017 compared to the same period in 2016.  The decrease was primarily due to a decrease in client dollars invested in variable annuities due to the factors discussed in the "Trade Revenue" section above.  This decrease was partially offset by an increase in the margin earned as clients shifted their investments to life insurance and long-term care insurance products which earn higher margins.

Principal Transactions

Principal transactions revenue decreased 30% to $42 in the first quarter of 2017 compared to the same period in 2016. Results primarily reflected a decrease in client dollars invested in equity unit investment trusts due to a reduction in the number of products offered by the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest and Dividends

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Net interest and dividends revenue:
Client loan interest	$32	$30	7%
Short-term investing interest	21	9	133%
Other interest and dividends	5	4	25%
Limited partnership interest expense	(17)	(17)	0%
Other interest expense	(1)	(1)	0%
Total net interest and dividends revenue	$40	$25	60%

Related metrics:
Average aggregate client loan balance	$2,862	$2,863	0%
Average rate earned	4.52%	4.42%	2%

Weighted average funds invested(1)	$14,100	$11,092	27%
Weighted average rate earned	0.60%	0.34%	76%

Weighted average $1,000 equivalent limited partnership units outstanding	901,720	914,346	-1%

(1)

Includes short-term investments in cash and cash equivalents, cash and investments segregated under federal regulations, and securities purchased under agreements to resell. As discussed in the Partnership's Annual Report, in the fourth quarter of 2016 the definition of average funds invested was revised to weight the investments based on the number of days the investment was invested during the period. Prior period figure was revised to conform to the current period definition.

Net interest and dividends revenue increased 60% to $40 in the first quarter of 2017 compared to the same period in 2016.  Results reflected an increase in short-term investing interest due to increases in the weighted average funds invested resulting from increased cash in client accounts and the weighted average rate earned due to an increase in the federal funds rate.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$785	$630	25%
Home office and branch	328	287	14%
Variable compensation	164	167	-2%
Total compensation and benefits	1,277	1,084	18%

Occupancy and equipment	102	97	5%
Communications and data processing	81	69	17%
Advertising	23	22	5%
Fund sub-adviser fees	20	12	67%
Professional and consulting fees	17	13	31%
Postage and shipping	15	13	15%
Other operating expenses	65	60	8%
Total operating expenses	$1,600	$1,370	17%

Related metrics (actual):
Number of branches:
At period end	13,049	12,583	4%
Average	12,987	12,537	4%
Financial advisors:
At period end	15,093	14,536	4%
Average	14,996	14,511	3%
Branch office administrators(1):
At period end	15,059	14,503	4%
Average	14,954	14,404	4%
Home office associates(1):
At period end	6,505	5,926	10%
Average	6,406	5,922	8%
Home office associates(1) per 100 financial advisors (average)	42.7	40.8	5%
Branch office administrators(1) per 100 financial advisors (average)	99.7	99.3	0%
Average operating expenses per financial advisor(2)	$42,078	$38,660	9%

(1)	Counted on a full-time equivalent basis.
(2)

Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.  Metric was revised in 2017 to start excluding fund sub-adviser fees.  Prior period figure was revised to conform to the current period definition.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three month period ended March 31, 2017, operating expenses increased 17% to $1,600 compared to the three month period ended March 25, 2016, primarily due to a $193 increase in compensation and benefits (described below) and the impact of one additional week in the first quarter of 2017 compared to the same period in 2016.

Financial advisor compensation increased 25% in the first quarter of 2017 due to an increase in revenues on which commissions are earned.  In addition, to support financial advisors' efforts through the pending implementation of the DOL fiduciary rule, the Partnership implemented certain temporary enhancements to financial advisor compensation in September 2016. These enhancements, which ended in April 2017, resulted in higher financial advisor compensation in the first quarter of 2017.

Home office and branch compensation and benefits expense increased 14% in the first quarter of 2017 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs. The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 8% and 4%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation decreased 2% in the first quarter of 2017 to $164.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs. In the first quarter of 2017, the average number of home office associates and BOAs per 100 financial advisors increased 5% and was flat, respectively.  The average operating expense per financial advisor increased 9% primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.  The Partnership’s longer term strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 31,	March 25,	%
	2017	2016	Change
Net revenue:
U.S.	$1,749	$1,520	15%
Canada	48	41	17%
Total net revenue	1,797	1,561	15%

Operating expenses (excluding variable compensation):
U.S.	1,387	1,162	19%
Canada	49	41	20%
Total operating expenses	1,436	1,203	19%

Pre-variable income (loss):
U.S.	362	358	1%
Canada	(1)	—	-100%
Total pre-variable income	361	358	1%

Variable compensation:
U.S.	160	163	-2%
Canada	4	4	—
Total variable compensation	164	167	-2%

Income (loss) before allocations to partners:
U.S.	202	195	4%
Canada	(5)	(4)	-25%
Total income before allocations to partners	$197	$191	3%

Client assets under care ($ billions):
U.S.
At period end	$986.5	$867.7	14%
Average	$967.7	$850.0	14%
Canada
At period end	$21.2	$18.7	13%
Average	$20.8	$17.5	19%

Net new assets for the period ($ billions):
U.S.	$12.8	$9.3	38%
Canada	$0.5	$0.4	25%

Financial advisors (actual):
U.S.
At period end	14,432	13,875	4%
Average	14,334	13,845	4%
Canada
At period end	661	661	0%
Average	662	666	-1%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended March 31, 2017, net revenue increased 15% ($229) compared to the three month period ended March 25, 2016.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 34% ($278), led by increases in advisory programs fees and service fees due to the continued investment of client assets and increases in the market value of the underlying client assets held.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, as well as the uncertainty around the products available to retirement accounts in the future pending implementation of the DOL fiduciary rule. Trade revenue decreased 13% ($64) primarily due to a decline in the amount of client dollars invested due, in part, to the increased investment of client assets into advisory programs.

Operating expenses (excluding variable compensation) increased 19% ($225) in the first quarter of 2017 primarily due to increases in financial advisor compensation and home office and branch compensation and benefits.  In addition, results reflect the impact of one additional week in the first quarter of 2017 compared to the same period in 2016.  Financial advisor compensation increased primarily due to an increase in revenues on which commissions are earned and the temporary enhancements to compensation to support financial advisors' efforts through the pending implementation of the DOL fiduciary rule.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.

Canada

For the three months ended March 31, 2017, net revenue increased 17% ($7) compared to the first quarter of 2016.  The increase in net revenue was primarily due to an increase in asset-based fee revenue of 35% ($7), attributable to increased investment of client assets into advisory programs.

Operating expenses (excluding variable compensation) increased 20% ($8) in the first quarter of 2017 compared to the first quarter of 2016 due to an increase in financial advisor compensation attributable to the increase in revenue on which financial advisor commissions are earned.

The Partnership remains focused on achieving profitability in Canada. This includes several long-term initiatives to increase revenue and control expenses. Revenue initiatives include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and the potential for new legislation, including tax legislation.

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives.  As such, the Partnership cannot reliably predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented, whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

First Quarter 2017 Update

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.  The rule would likely have a significant impact on the financial services industry, including the Partnership and its clients.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, on April 7, 2017, the DOL delayed the applicability date of certain provisions of the rule from April 10, 2017, to June 9, 2017, and expressed that no further delays are necessary.  The Partnership continues to prepare for the implementation of the rule.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule will require changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  The Partnership plans to offer fee-based solutions, such as its advisory programs, to retirement accounts and also intends to offer the so-called Best Interest Contract Exemption with limited transaction-based product offerings to retirement accounts meeting certain account minimums.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts, with additional changes possible.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 75% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three month periods ended March 31, 2017 and March 25, 2016. In addition, the Partnership derived 18% and 20% of its total revenue for the three month periods ended March 31, 2017 and March 25, 2016, respectively, from one mutual fund company, which includes the funds that mutual fund company advised. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at March 31, 2017, net of reserve for anticipated withdrawals, was $2,419, an increase of $2 from December 31, 2016. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($20) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $51 and $152, respectively), partially offset by the net increase in Partnership loans outstanding ($69) and redemption of limited partner, subordinated limited partner and general partner interests ($2, $12 and $139, respectively). During both the three month periods ended March 31, 2017 and March 25, 2016, the Partnership retained 13.8% of income allocated to general partners.

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

	As of March 31, 2017
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$901	$465	$1,388	$2,754
Partnership capital owned by partners with individual loans	$168	$5	$859	$1,032
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	19%	1%	62%	37%

Individual loans:
Individual bank loans	$40	$—	$—	$40
Individual Partnership loans	—	3	332	335
Total individual loans	$40	$3	$332	$375
Individual loans as a percent of total Partnership capital	4%	1%	24%	14%
Individual loans as a percent of respective Partnership capital owned by partners with loans	24%	60%	39%	36%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 31,	December 31,
	2017	2016
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of March 31, 2017, the Partnership was in compliance with all covenants related to the 2013 Credit Facility. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of March 31, 2017 and December 31, 2016. In addition, the Partnership did not have any draws against these lines of credit during the three month period ended March 31, 2017, other than an overnight draw on the uncommitted facility in April 2017, for the purpose of testing draw procedures.

Cash Activity

As of March 31, 2017, the Partnership had $1,026 in cash and cash equivalents and $769 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $1,795 of Partnership liquidity as of March 31, 2017, a 7% ($144) decrease from $1,939 at December 31, 2016. This decrease was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement. The Partnership had $12,516 and $12,680 in cash and investments segregated under federal regulations as of March 31, 2017 and December 31, 2016, respectively, which was not available for general use.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 31,	December 31,
	2017	2016	% Change
U.S.:
Net capital	$974	$998	-2%
Net capital in excess of the minimum required	$918	$941	-2%
Net capital as a percentage of aggregate debit items	34.7%	35.0%	-1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	22.6%	23.1%	-2%

Canada:
Regulatory risk adjusted capital	$33	$37	-11%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$27	$33	-18%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of March 31, 2017 and December 31, 2016.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no material changes to the Partnership’s disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $14.1 billion, respectively, for the three month period ended March 31, 2017. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $11. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $76. A decrease in short-term interest rates currently has a more significant impact on net interest income due to a minimal reduction in interest expense because of the low interest rate environment. The Partnership has two distinct types of interest earning assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments earned interest at an average rate of approximately 60 basis points (0.60%) in the first three months of 2017, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

In addition to the interest earning assets and liabilities noted above, the Partnership’s revenue earned related to Passport Research is also impacted by changes in interest rates.  Revenue from this source is primarily based on the value of client assets in the Edward Jones Money Market Fund.  Due to the continued low interest rate environment, certain fees charged to the fund were voluntarily reduced to a level that would maintain a positive client yield on the fund.  This reduction of fees reduced the Partnership’s revenue by approximately $8 for the quarter ended March 31, 2017.  If the interest rate environment continues to improve, this reduction in fees would no longer be necessary to maintain a positive client yield.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2017.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership's Annual Report.

Municipal Securities Transactions Below Minimum Denominations.  The staff of FINRA's Department of Market Regulation reviewed Edward Jones' transactions in municipal securities during the period December 1, 2013, through December 31, 2014.  The staff advised Edward Jones that it potentially violated Municipal Securities Rulemaking Board rules by effecting transactions in certain municipal securities in amounts lower than the applicable minimum denominations.  Consistent with its practice, Edward Jones is cooperating fully with FINRA with respect to its ongoing investigation of the matter.

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

On November 11, 2016, JFC, Edward Jones and certain other defendants were named in another putative class action lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under ERISA, by two participants in the Retirement Plan. The lawsuit alleged that the defendants breached their fiduciary duties to Retirement Plan participants and sought declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.

On February 10, 2017, plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case. On February 13, 2017, plaintiffs filed a notice of dismissal of the Schultz action. On April 28, 2017, plaintiffs filed their first amended consolidated complaint.  The defendants' time to respond has not yet run.

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

Legislative and Regulatory Initiatives —Legislative and Regulatory Initiatives could significantly impact the regulation and operation of the Partnership.  In addition, Legislative and Regulatory Initiatives may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by self-regulatory organizations ("SROs") and other regulators.  The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years.  The Partnership may be adversely affected as a result of new or revised legislation or regulations, by changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations.

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

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives.  As such, the Partnership cannot reliably predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented, whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

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

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA, and retirement accounts in April 2016.  The rule would likely have a significant impact on the financial services industry, including the Partnership and its clients.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, on April 7, 2017, the DOL delayed the applicability date of certain provisions of the rule from April 10, 2017, to June 9, 2017, and expressed that no further delays are necessary.  The Partnership continues to prepare for the implementation of the rule.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule will require changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  The Partnership plans to offer fee-based solutions, such as its advisory programs, to retirement accounts and also intends to offer the so-called Best Interest Contract Exemption with limited transaction-based product offerings to retirement accounts meeting certain account minimums.  The Partnership continues to evaluate the impact of the rule's implementation on the products and services available to retirement accounts, with additional changes possible.

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

PART II. OTHER INFORMATION

Item 6.    Exhibit Index, continued

Exhibit Number		Description
3.13	*

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

3.22	*	Twentieth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 17, 2016.
3.23	*	Twenty-First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 21, 2016.
3.24	*	Twenty-Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2017.

PART II. OTHER INFORMATION

Item 6.    Exhibit Index, continued

Exhibit Number		Description
3.25	*	Twenty-Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 22, 2017.
3.26	**	Twenty-Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 25, 2017.
31.1	**

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
May 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	May 10, 2017
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2017
Kevin D. Bastien