Form 10-Q
period 2017-06-30
JONES FINANCIAL COMPANIES LLLP
filed 2017-08-08
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, 895,953 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
(Dollars in millions)	2017	2016
ASSETS:
Cash and cash equivalents	$903	$1,047
Cash and investments segregated under federal regulations	10,622	12,680
Securities purchased under agreements to resell	400	892
Receivable from:
Clients	3,253	3,129
Mutual funds, insurance companies and other	554	513
Brokers, dealers and clearing organizations	218	219
Securities owned, at fair value:
Investment securities	230	224
Inventory securities	76	43
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	548	549
Other assets	123	128

TOTAL ASSETS	$16,927	$19,424

LIABILITIES:
Payable to:
Clients	$13,010	$15,414
Brokers, dealers and clearing organizations	111	99
Accrued compensation and employee benefits	1,054	1,116
Accounts payable, accrued expenses and other	180	161
	14,355	16,790
Contingencies (Note 5)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	898	902
Subordinated limited partners	463	421
General partners	1,088	1,094
Total	2,449	2,417
Reserve for anticipated withdrawals	123	217
Total partnership capital subject to mandatory redemption	2,572	2,634

TOTAL LIABILITIES	$16,927	$19,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Revenue:
Fee revenue
Asset-based	$1,217	$891	$2,332	$1,721
Account and activity	173	181	345	361
Total fee revenue	1,390	1,072	2,677	2,082
Trade revenue	429	546	886	1,068
Interest and dividends	65	48	123	91
Other revenue	19	13	32	17
Total revenue	1,903	1,679	3,718	3,258
Interest expense	21	19	39	37
Net revenue	1,882	1,660	3,679	3,221
Operating expenses:
Compensation and benefits	1,329	1,155	2,606	2,239
Occupancy and equipment	103	99	205	196
Communications and data processing	81	74	162	143
Advertising	21	17	44	39
Fund sub-adviser fees	24	13	44	25
Professional and consulting fees	18	15	35	28
Postage and shipping	18	12	33	25
Other operating expenses	63	67	128	127
Total operating expenses	1,657	1,452	3,257	2,822

Income before allocations to partners	225	208	422	399

Allocations to partners:
Limited partners	28	28	53	54
Subordinated limited partners	28	25	53	48
General partners	169	155	316	297
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$31.27	$30.80	$58.60	$59.10

Weighted average $1,000 equivalent limited partnership units outstanding	898,753	910,682	900,137	912,437

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 30, 2017	June 24, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	422	399
Depreciation and amortization	41	40

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	2,058	(100)
Securities purchased under agreements to resell	492	246
Net payable to clients	(2,528)	171
Net receivable from brokers, dealers and clearing organizations	13	(22)
Receivable from mutual funds, insurance companies and other	(41)	(47)
Securities owned	(39)	(33)
Other assets	5	8
Accrued compensation and employee benefits	(62)	(209)
Accounts payable, accrued expenses and other	19	43
Net cash provided by operating activities	380	496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(40)	(34)
Net cash used in investing activities	(40)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	66	69
Redemption of partnership interests	(170)	(162)
Distributions from partnership capital	(380)	(423)
Net cash used in financing activities	(484)	(516)
Net (decrease) increase in cash and cash equivalents	(144)	(54)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,047	937
End of period	$903	$883

Cash paid for interest	$38	$37
Cash paid for taxes	$4	$7

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$142	$146

Repayment of partnership loans through distributions from partnership capital in current period	$93	$79

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. ("JFC") and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. The results of the Partnership’s subsidiaries in Canada as of May 31, 2017 and November 30, 2016 are included in the Partnership’s Consolidated Statement of Financial Condition and the results for the three and six month periods ended May 31, 2017 and 2016 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of adopted and recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"). The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the six and twelve month periods ended June 30, 2017 and December 31, 2016, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	June 30, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$250	$—	$250

Investments segregated under federal regulations:
U.S. treasuries	$3,195	$—	$—	$3,195

Securities owned:
Investment securities:
Mutual funds(1)	$224	$—	$—	$224
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$229	$1	$—	$230

Inventory securities:
State and municipal obligations	$—	$41	$—	$41
Equities	19	—	—	19
Mutual funds	12	—	—	12
Corporate bonds and notes	—	2	—	2
Certificates of deposit	—	2	—	2
Total inventory securities	$31	$45	$—	$76

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

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

NOTE 3 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of June 30, 2017 and December 31, 2016, the outstanding amount of Partnership loans was $315 and $266, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $6 for the three and six month periods ended June 30, 2017, respectively, and $3 and $5 for the three and six month periods ended June 24, 2016, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 30,	June 24,
	2017	2016
Partnership loans outstanding at beginning of period	$266	$218
Partnership loans issued during the period	142	146
Repayment of Partnership loans during the period	(93)	(79)
Total Partnership loans outstanding	$315	$285

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 and $34 for both the three and six month periods ended June 30, 2017 and June 24, 2016, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 30,	December 31,
	2017	2016
U.S.:
Net capital	$991	$998
Net capital in excess of the minimum required	$846	$941
Net capital as a percentage of aggregate debit items	34.2%	35.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	22.4%	23.1%

Canada:
Regulatory risk adjusted capital	$29	$37
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$20	$33

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of June 30, 2017 and December 31, 2016.

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

The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss at June 30, 2017, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $9 as of June 30, 2017. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 30, 2017 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net revenue:
U.S.	$1,833	$1,617	$3,582	$3,137
Canada	49	43	97	84
Total net revenue	$1,882	$1,660	$3,679	$3,221

Pre-variable income (loss):
U.S.	$436	$399	$798	$757
Canada	2	(3)	1	(3)
Total pre-variable income	438	396	799	754

Variable compensation:
U.S.	209	185	369	348
Canada	4	3	8	7
Total variable compensation	213	188	377	355

Income (loss) before allocations to partners:
U.S.	227	214	429	409
Canada	(2)	(6)	(7)	(10)
Total income before allocations to partners	$225	$208	$422	$399

The Partnership derived 17% of its total revenue for both the three and six month periods ended June 30, 2017 and 20% of its total revenue for both the three and six month periods ended June 24, 2016, from one mutual fund company, which includes the funds that mutual fund company advised. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Jun 30, 2017	$400	—	400	—	(400)	$—
Dec 31, 2016	$892	—	892	—	(892)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and six month periods ended June 30, 2017 and June 24, 2016. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Revenue:
Fee revenue:
Asset-based	$1,217	$891	37%	$2,332	$1,721	36%
Account and activity	173	181	-4%	345	361	-4%
Total fee revenue	1,390	1,072	30%	2,677	2,082	29%
% of net revenue	74%	65%		73%	65%
Trade revenue	429	546	-21%	886	1,068	-17%
% of net revenue	23%	33%		24%	33%
Net interest and dividends	44	29	52%	84	54	56%
Other revenue	19	13	46%	32	17	88%
Net revenue	1,882	1,660	13%	3,679	3,221	14%
Operating expenses	1,657	1,452	14%	3,257	2,822	15%
Income before allocations to partners	$225	$208	8%	$422	$399	6%

Related metrics:
Client dollars invested:
Trade ($ billions)(1)	$24	$26	-8%	$48	$52	-8%
Advisory programs ($ billions)(2)	$21	$4	425%	$43	$5	760%
Client households at period end	5.2	5.1	2%	5.2	5.1	2%
Net new assets for the period ($ billions)(3)	$13	$9	44%	$26	$19	37%
Client assets under care:
Total:
At period end ($ billions)	$1,037	$907	14%	$1,037	$907	14%
Average ($ billions)	$1,023	$904	13%	$1,006	$886	14%
Advisory programs:
At period end ($ billions)	$267	$148	80%	$267	$148	80%
Average ($ billions)	$253	$147	72%	$239	$143	67%
Financial advisors (actual):
At period end	15,426	14,610	6%	15,426	14,610	6%
Average	15,226	14,593	4%	15,113	14,554	4%
Attrition % (annualized)	7.0%	9.3%	n/a	7.5%	9.7%	n/a
Dow Jones Industrial Average (actual):
At period end	21,350	17,401	23%	21,350	17,401	23%
Average for period	20,989	17,766	18%	20,695	17,218	20%
S&P 500 Index (actual):
At period end	2,423	2,037	19%	2,423	2,037	19%
Average for period	2,397	2,075	16%	2,361	2,014	17%

(1)	Client dollars invested related to trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenues.
(2)	Client dollars invested related to advisory programs represents the net of the inflows and outflows of client dollars into the programs.
(3)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2017 versus Second Quarter 2016 Overview

The Partnership ended the second quarter of 2017 with a record 15,426 financial advisors and $1,037 billion in assets under care.

Financial advisors gathered $13 billion in net new assets during the second quarter of 2017 compared to $9 billion in the second quarter of 2016.  Average client assets under care increased 13% for the second quarter of 2017 compared to the same period in 2016, due to net new assets gathered during the year and increases in the market value of client assets.  Higher market values of the underlying client assets held reflected a 16% increase in the average Standard & Poor's 500 Index ("S&P 500 Index") during the second quarter of 2017, compared to the same period in 2016, and an 18% increase in the average Dow Jones Industrial Average during the second quarter of 2017, compared to the same period in 2016.

Advisory programs' average assets under care increased 72% to $253 billion in the second quarter of 2017 compared to $147 billion in the second quarter of 2016 due to the increased investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Edward Jones Guided Solutions® ("Guided Solutions"), in the second quarter of 2016, increased client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the Department of Labor's ("DOL") fiduciary rule. The majority of the increase in assets came from existing client assets.

Net revenue increased 13% to a record $1,882 for the second quarter of 2017 compared to the same period in 2016. Results reflected a 37% increase in asset-based fee revenue due to the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph and increases in the market value of the underlying client assets held. This increase was partially offset by a 21% decrease in trade revenue, primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph.

Operating expenses increased 14% to $1,657 in the second quarter of 2017 compared to 2016, primarily due to an increase in financial advisor compensation reflecting an increase in revenues on which commissions are earned and certain temporary enhancements to financial advisor compensation, which were implemented in September 2016 and which ended in April 2017, an increase in variable compensation due to the increase in the Partnership's profitability, and higher home office and branch compensation and benefits expense, primarily due to an increase in the number of home office and branch personnel.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated record quarterly income before allocations to partners of $225, an 8% increase from the second quarter of 2016.

Six Months Ended June 30, 2017 versus Six Months Ended June 24, 2016 Overview

The Partnership surpassed two significant milestones during the first half of 2017: 15,000 financial advisors and $1 trillion in assets under care. The Partnership ended the first half of 2017 with a record 15,426 financial advisors and $1,037 billion in assets under care.

Financial advisors gathered $26 billion in net new assets during the first half of 2017 compared to $19 billion in the first half of 2016.  Average client assets under care increased 14% for the first half of 2017 compared to the same period in 2016, due to net new assets gathered during the year and increases in the market value of client assets.   Higher market values of the underlying client assets held reflected a 17% increase in the average S&P 500 Index during the first half of 2017, compared to the same period in 2016, and a 20% increase in the average Dow Jones Industrial Average during the first half of 2017, compared to the same period in 2016.

Advisory programs' average assets under care increased 67% to $239 billion in the first half of 2017 compared to $143 billion in the first half of 2016 due to the increased investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule. The majority of the increase in assets came from existing client assets.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net revenue increased 14% to $3,679 for the first half of 2017 compared to the same period in 2016. Results reflected a 36% increase in asset-based fee revenue due to the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph and increases in the market value of the underlying client assets held. This increase was partially offset by a 17% decrease in trade revenue, primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph.

Operating expenses increased 15% to $3,257 in the first half of 2017 compared to 2016, primarily due to an increase in financial advisor compensation, reflecting an increase in revenues on which commissions are earned and certain temporary enhancements to financial advisor compensation, which were implemented in September 2016 and which ended in April 2017, and higher home office and branch compensation and benefits expense, primarily due to an increase in the number of home office and branch personnel.  Operating expenses also increased due to the impact of one additional week in the first six months of 2017 compared to the same period in 2016.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $422, a 6% increase from the first half of 2016.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND JUNE 24, 2016

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 30% to $1,390 and 29% to $2,677 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Asset-based fee revenue:
Advisory programs fees	$796	$495	61%	$1,490	$959	55%
Service fees	309	312	-1%	625	601	4%
Revenue sharing	46	46	—	91	91	—
Fund adviser fees	32	13	146%	58	25	132%
Cash solutions	23	15	53%	47	25	88%
Trust Co. fees	11	10	10%	21	20	5%
Total asset-based fee revenue	$1,217	$891	37%	$2,332	$1,721	36%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$403.6	$400.0	1%	$401.3	$392.1	2%
Advisory programs	$249.7	$145.0	72%	$235.9	$141.2	67%
Insurance	$79.9	$73.0	9%	$78.9	$71.8	10%
Cash solutions	$24.1	$20.5	18%	$24.3	$20.6	18%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based fee revenue increased 37% to $1,217 and 36% to $2,332 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  These increases were led by an increase in advisory programs fees due to the increased investment of client assets into advisory programs and increases in the market value of the underlying client assets held.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule.  In addition, higher market values of the underlying client assets held reflected strong market performance during the second quarter and first six months of 2017 compared to the same periods in 2016, as discussed under "Overview" above.

Account and Activity

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Account and activity fee revenue:
Shareholder accounting services fees	$105	$112	-6%	$210	$222	-5%
Retirement account fees	31	35	-11%	62	69	-10%
Insurance contract service fees	16	15	7%	32	29	10%
Other account and activity fees	21	19	11%	41	41	—
Total account and activity fee revenue	$173	$181	-4%	$345	$361	-4%

Related metrics:
Average client:
Shareholder accounting holdings serviced	26.6	25.7	4%	26.3	25.5	3%
Retirement accounts	6.0	5.4	11%	5.9	5.4	9%

Account and activity fee revenue decreased 4% in both the second quarter and first six months of 2017 to $173 and $345, respectively, compared to the same periods in 2016. The decreases were primarily due to lower shareholder accounting services fees and lower retirement account fees as new and existing clients adopted advisory programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 21% to $429 and 17% to $886 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  Results reflected a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule.  The Partnership expects this trend may continue.  However, the Partnership continues to evaluate transaction-based retirement account solutions available, with additional changes possible.  Results were also impacted by a decrease in the margin earned, with year-to-date revenues aided by more business days in the first six months of 2017 compared to the same period in 2016.  A discussion of trade revenue components follows.

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Trade revenue:
Commissions revenue:
Mutual funds	$209	$265	-21%	$424	$514	-18%
Equities	121	150	-19%	257	292	-12%
Insurance products	61	72	-15%	125	143	-13%
Total commissions revenue	$391	$487	-20%	$806	$949	-15%
Principal transactions	38	59	-36%	80	119	-33%
Total trade revenue	$429	$546	-21%	$886	$1,068	-17%

Commissions related metrics:
Client dollars invested ($ billions)	$18.3	$21.4	-14%	$37.7	$41.5	-9%
Margin per $1,000 invested	$21.3	$22.8	-7%	$21.4	$22.9	-7%
U.S. business days	63	64	-2%	125	121	3%

Commissions – Mutual funds

Mutual funds revenue decreased 21% to $209 and 18% to $424 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The decreases were primarily attributable to fewer client dollars invested due to the factors discussed under "Trade Revenue" above.  In addition, results reflected decreases in the margin earned as additional breakpoints were earned by clients, which resulted in lower commissions earned.

Commissions – Equities

Equities revenue decreased 19% to $121 and 12% to $257 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  The decreases were primarily attributable to fewer client dollars invested due to the factors discussed under "Trade Revenue" above and decreases in the margin earned due to slightly larger trade sizes resulting in lower commissions.

Commissions – Insurance Products

Insurance products revenue decreased 15% to $61 and 13% to $125 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  The decreases were primarily due to a decrease in client dollars invested in annuities due to the factors discussed under "Trade Revenue" above.  The decreases were partially offset by an increase in the margin earned as clients shifted their investments to life insurance products, which earn higher margins.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

Principal transactions revenue decreased 36% to $38 and 33% to $80 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. Results primarily reflected decreases in client dollars invested in equity unit investment trusts due to a reduction in the number of products offered by the Partnership in 2017.

Net Interest and Dividends

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Net interest and dividends revenue:
Client loan interest	$33	$33	—	$65	$63	3%
Short-term investing interest	28	11	155%	49	20	145%
Other interest and dividends	4	4	—	9	8	13%
Limited partnership interest expense	(17)	(17)	—	(34)	(34)	—
Other interest expense	(4)	(2)	100%	(5)	(3)	67%
Total net interest and dividends revenue	$44	$29	52%	$84	$54	56%

Related metrics:
Average aggregate client loan balance	$2,889	$2,902	—	$2,881	$2,887	—
Average rate earned	4.58%	4.62%	-1%	4.55%	4.56%	—

Weighted average short-term funds invested(1)	$13,409	$11,250	19%	$13,752	$11,146	23%
Weighted average rate earned	0.82%	0.37%	122%	0.71%	0.36%	97%

Weighted average $1,000 equivalent limited partnership units outstanding	898,753	910,682	-1%	900,137	912,437	-1%

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

Net interest and dividends revenue increased 52% to $44 and 56% to $84 in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  Results reflected increases in short-term investing interest due to increases in the weighted average funds invested resulting from higher cash balances in client accounts and the weighted average rate earned due to increases in the federal funds rate.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$784	$661	19%	$1,569	$1,291	22%
Home office and branch	332	306	8%	660	593	11%
Variable compensation	213	188	13%	377	355	6%
Total compensation and benefits	1,329	1,155	15%	2,606	2,239	16%

Occupancy and equipment	103	99	4%	205	196	5%
Communications and data processing	81	74	9%	162	143	13%
Advertising	21	17	24%	44	39	13%
Fund sub-adviser fees	24	13	85%	44	25	76%
Professional and consulting fees	18	15	20%	35	28	25%
Postage and shipping	18	12	50%	33	25	32%
Other operating expenses	63	67	-6%	128	127	1%
Total operating expenses	$1,657	$1,452	14%	$3,257	$2,822	15%

Related metrics (actual):
Number of branches:
At period end	13,149	12,679	4%	13,149	12,679	4%
Average	13,098	12,636	4%	13,042	12,587	4%
Financial advisors:
At period end	15,426	14,610	6%	15,426	14,610	6%
Average	15,226	14,593	4%	15,113	14,554	4%
Branch office administrators(1):
At period end	15,310	14,668	4%	15,310	14,668	4%
Average	15,223	14,632	4%	15,093	14,520	4%
Home office associates(1):
At period end	6,517	6,092	7%	6,517	6,092	7%
Average	6,517	5,981	9%	6,455	5,955	8%
Home office associates(1) per 100 financial advisors (average)	42.8	41.0	4%	42.7	40.9	4%
Branch office administrators(1) per 100 financial advisors (average)	100.0	100.3	—	99.9	99.8	—
Average operating expenses per financial advisor(2)	$41,771	$40,430	3%	$83,835	$79,085	6%

(1)	Counted on a full-time equivalent basis.
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

For the three month period ended June 30, 2017, operating expenses increased 14% to $1,657 compared to the three month period ended June 24, 2016, primarily due to a $174 increase in compensation and benefits (described below).

Financial advisor compensation and benefits expense increased 19% in the second quarter of 2017 primarily due to an increase in revenues on which commissions are earned, as well as growth in the number of financial advisors and the Partnership's compensation initiatives.  To support financial advisors' efforts through the recent implementation of the DOL fiduciary rule, the Partnership implemented certain temporary enhancements to financial advisor compensation in September 2016. These enhancements, which ended in April 2017, resulted in higher financial advisor compensation in the second quarter of 2017.

Home office and branch compensation and benefits expense increased 8% in the second quarter of 2017 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs. The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 9% and 4%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 13% in the second quarter of 2017 to $213 due to an increase in the Partnership's profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs. In the second quarter of 2017, the average number of home office associates and BOAs per 100 financial advisors increased 4% and was flat, respectively.  The average operating expense per financial advisor increased 3% primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.  The Partnership’s longer term strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff.

For the six month period ended June 30, 2017, operating expenses increased 15% to $3,257 compared to the six month period ended June 24, 2016, primarily due to a $367 increase in compensation and benefits (described below) and the impact of one additional week in the first six months of 2017 compared to the same period in 2016.

Financial advisor compensation and benefits expense increased 22% in the first half of 2017 primarily due to an increase in revenues on which commissions are earned, as well as growth in the number of financial advisors and the Partnership's compensation initiatives.  To support financial advisors' efforts through the recent implementation of the DOL fiduciary rule, the Partnership implemented certain temporary enhancements to financial advisor compensation in September 2016. These enhancements, which ended in April 2017, resulted in higher financial advisor compensation in the first half of 2017.

Home office and branch compensation and benefits expense increased 11% in the first half of 2017 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs. The average number of the Partnership’s home office associates and BOAs increased 8% and 4%, respectively. Variable compensation increased 6% in the first half of 2017 to $377 due to an increase in the Partnership's profitability.

In the first half of 2017, the average number of home office associates and BOAs per 100 financial advisors increased 4% and was flat, respectively.  The average operating expense per financial advisor increased 6% in the first half of 2017 primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2017	2016	Change	2017	2016	Change
Net revenue:
U.S.	$1,833	$1,617	13%	$3,582	$3,137	14%
Canada	49	43	14%	97	84	15%
Total net revenue	1,882	1,660	13%	3,679	3,221	14%

Operating expenses (excluding variable compensation):
U.S.	1,397	1,218	15%	2,784	2,380	17%
Canada	47	46	2%	96	87	10%
Total operating expenses	1,444	1,264	14%	2,880	2,467	17%

Pre-variable income (loss):
U.S.	436	399	9%	798	757	5%
Canada	2	(3)	167%	1	(3)	133%
Total pre-variable income	438	396	11%	799	754	6%

Variable compensation:
U.S.	209	185	13%	369	348	6%
Canada	4	3	33%	8	7	14%
Total variable compensation	213	188	13%	377	355	6%

Income (loss) before allocations to partners:
U.S.	227	214	6%	429	409	5%
Canada	(2)	(6)	67%	(7)	(10)	30%
Total income before allocations to partners	$225	$208	8%	$422	$399	6%

Client assets under care ($ billions):
U.S.
At period end	$1,014.7	$887.3	14%	$1,014.7	$887.3	14%
Average	$1,001.7	$884.6	13%	$984.5	$867.2	14%
Canada
At period end	$22.1	$19.3	15%	$22.1	$19.3	15%
Average	$21.4	$19.1	12%	$21.1	$18.3	15%

Net new assets for the period ($ billions):
U.S.	$12.5	$8.8	42%	$25.3	$18.1	40%
Canada	$0.4	$0.3	33%	$0.9	$0.7	29%

Financial advisors (actual):
U.S.
At period end	14,732	13,949	6%	14,732	13,949	6%
Average	14,550	13,935	4%	14,443	13,892	4%
Canada
At period end	694	661	5%	694	661	5%
Average	676	658	3%	670	662	1%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended June 30, 2017, net revenue increased 13% ($216) compared to the three month period ended June 24, 2016.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 37% ($320), led by an increase in advisory programs fees due to the increased investment of client assets into advisory programs and increases in the market value of the underlying client assets held.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings with the launch of an additional advisory program, Guided Solutions, in the second quarter of 2016, increased client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule.  Trade revenue decreased 22% ($116) primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs and lower margins earned.

Operating expenses (excluding variable compensation) increased 15% ($179) in the second quarter of 2017 primarily due to increases in compensation and benefits for financial advisors and home office and branch personnel.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.

For the six month period ended June 30, 2017, net revenue increased 14% ($445) compared to the six month period ended June 24, 2016.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 36% ($598), led by an increase in advisory programs fees due to the factors discussed above. Trade revenue decreased 17% ($180) primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs and lower margins earned.

Operating expenses (excluding variable compensation) increased 17% ($404) in the first half of 2017 primarily due to increases in compensation and benefits for financial advisors and home office and branch personnel.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned and the temporary enhancements to compensation to support financial advisors' efforts through the recent implementation of the DOL fiduciary rule.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network, higher wages and healthcare costs, as well as the impact of one additional week in the first six months of 2017 compared to the same period in 2016.

Canada

Net revenue increased 14% ($6) and 15% ($13) in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  The increases in net revenue for both periods were primarily due to increases in asset-based fee revenue, largely attributable to increased investment of client assets into advisory programs.

Operating expenses (excluding variable compensation) increased 2% ($1) and 10% ($9) in the second quarter and first six months of 2017, respectively, due to increases in financial advisor compensation and benefits attributable to the increase in revenue on which financial advisor commissions are earned.

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

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended March 31, 2017, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and the potential for new legislation, including tax legislation.

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

Second Quarter 2017 Update

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.  Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on January 1, 2018.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL is currently reviewing the rule.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule required changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  As a result, the Partnership's solutions available to retirement accounts include fee-based solutions, such as its advisory programs, and certain transaction-based solutions using the Best Interest Contract Exemption. The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  After the applicability date of the rule, clients may choose a higher percentage of fee-based solutions than historical practices, and not all solutions traditionally provided will be available for all transaction-based retirement accounts.  Accordingly, the Partnership likely will experience a decrease in transaction-based revenue and an increase in fee-based revenue.  The Partnership cannot predict at this time the overall impact of the rule on its financial condition, results of operations and liquidity.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 75% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three and six month periods ended June 30, 2017, and the three and six month periods ended June 24, 2016, respectively. In addition, the Partnership derived 17% of its total revenue for the three and six month periods ended June 30, 2017 and 20% of its total revenue for both the three and six month periods ended June 24, 2016, from one mutual fund company, which includes the funds that mutual fund company advised. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at June 30, 2017, net of reserve for anticipated withdrawals, was $2,449, an increase of $32 from December 31, 2016. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($43) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $53 and $154, respectively), partially offset by the net increase in Partnership loans outstanding ($49) and redemption of limited partner, subordinated limited partner and general partner interests ($5, $13 and $152, respectively). During both the three and six month periods ended June 30, 2017 and June 24, 2016, the Partnership retained 13.8% of income allocated to general partners.

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

	As of June 30, 2017
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$898	$466	$1,400	$2,764
Partnership capital owned by partners with individual loans	$151	$5	$840	$996
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	17%	1%	60%	36%

Individual loans:
Individual bank loans	$37	$—	$—	$37
Individual Partnership loans	—	3	312	315
Total individual loans	$37	$3	$312	$352
Individual loans as a percent of total Partnership capital	4%	1%	22%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	60%	37%	35%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 30,	December 31,
	2017	2016
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of June 30, 2017, the Partnership was in compliance with all covenants related to the 2013 Credit Facility. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of June 30, 2017 and December 31, 2016. In addition, the Partnership did not have any draws against these lines of credit during the six month period ended June 30, 2017, other than an overnight draw on the uncommitted facility in April 2017, for the purpose of testing draw procedures.

Cash Activity

As of June 30, 2017, the Partnership had $903 in cash and cash equivalents and $400 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $1,303 of Partnership liquidity as of June 30, 2017, a 33% ($636) decrease from $1,939 at December 31, 2016. This decrease was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement. The Partnership had $10,622 and $12,680 in cash and investments segregated under federal regulations as of June 30, 2017 and December 31, 2016, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily attributed to the purchase of securities in client retirement accounts before the implementation of the DOL fiduciary rule on June 9, 2017, as well as increased client adoption of advisory programs.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 30,	December 31,
	2017	2016	% Change
U.S.:
Net capital	$991	$998	-1%
Net capital in excess of the minimum required	$846	$941	-10%
Net capital as a percentage of aggregate debit items	34.2%	35.0%	-2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	22.4%	23.1%	-3%

Canada:
Regulatory risk adjusted capital	$29	$37	-22%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$20	$33	-39%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of June 30, 2017 and December 31, 2016.

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

EXECUTIVE COMMITTEE CHANGES

After over eleven years of service to Edward Jones and its clients, and pursuant to the terms of the Partnership Agreement, on July 10, 2017, James A. Tricarico, Jr., general partner of the Partnership, member of the Partnership’s Executive and Management Committees, Chairman of the Partnership's Audit Committee, and the Partnership’s Chief Legal Officer, announced his intention to retire effective December 31, 2017.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the DOL, including, without limitation, rules promulgated under ERISA; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $13.8 billion, respectively, for the six month period ended June 30, 2017. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $26. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $82. A decrease in short-term interest rates currently has a more significant impact on net interest income due to a minimal reduction in interest expense because of the low interest rate environment. The Partnership has two distinct types of interest earning assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments earned interest at an average rate of approximately 71 basis points (0.71%) in the first six months of 2017, and therefore the financial dollar impact of further decline in rates is minimal. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

PART I. FINANCIAL INFORMATION

ITEM 4.	controls and procedures

The Partnership maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Partnership in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  This information is accumulated and communicated to management, including the Partnership’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2017.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership's Annual Report and the discussion in Part II, Item 1 – Legal Proceedings in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Municipal Securities Transactions Below Minimum Denominations.  On June 2, 2017, Edward Jones, without admitting or denying the findings, entered into a settlement agreement with FINRA's Department of Market Regulation in connection with its investigation of possible violations of Municipal Securities Rulemaking Board rules regarding transactions in certain municipal securities in amounts lower than the applicable minimum denominations.  As part of the settlement, Edward Jones agreed to pay a monetary fine of $210,000.

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

The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017.  On May 26, 2017, the defendants filed a motion to dismiss the lawsuit, which has been fully briefed by both parties and is pending.

Supervision of Tools-Generated Reports. On July 13, 2017, Edward Jones, without admitting or denying the findings, entered into a settlement agreement with FINRA in connection with its investigation of the supervision of the use and dissemination of reports generated through Edward Jones' systems by financial advisors.  FINRA expressly stated that its review of 65,000 reports did not reveal any instances of reports that were misleading.  FINRA also stated that Edward Jones has made changes to enhance its supervisory processes.  As part of the settlement, Edward Jones agreed to pay a monetary fine of $725,000.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the period ended March 31, 2017.  The following risk factors supplement the risk factors in Part I, Item 1A – Risk Factors – in the Partnership's Annual Report.

Legislative and Regulatory Initiatives — Legislative and Regulatory Initiatives could significantly impact the regulation and operation of the Partnership.  In addition, Legislative and Regulatory Initiatives may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

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

Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact

PART II. OTHER INFORMATION

Item 1A.    Risk Factors, continued

the Partnership’s results of operations, financial condition, and liquidity.  Regulatory changes or changes in the law could increase compliance costs which would adversely impact profitability.

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

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA, and retirement accounts in April 2016.  Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on January 1, 2018.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL is currently reviewing the rule.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule required changes in the manner in which the Partnership serves clients with retirement accounts, which is a substantial portion of the Partnership's business.  As a result, the Partnership's solutions available to retirement accounts include fee-based solutions, such as its advisory programs, and certain transaction-based solutions using the Best Interest Contract Exemption. The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  After the applicability date of the rule, clients may choose a higher percentage of fee-based solutions than historical practices, and not all solutions traditionally provided will be available for all transaction-based retirement accounts.  Accordingly, the Partnership likely will experience a decrease in transaction-based revenue and an increase in fee-based revenue.  The Partnership cannot predict at this time the overall impact of the rule on its financial condition, results of operations and liquidity.

INTEREST RATE ENVIRONMENT – The Partnership's profitability could be impacted by interest rate changes.

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, as well as the fees earned by the Partnership through its ownership of Passport Research, Ltd. (see Part II—Item 8—Financial Statements and Supplementary Data–Note 17 in the Partnership's Annual Report for a discussion of the Partnership's ownership of Passport Research, Ltd.), which is the investment adviser to the Edward Jones Money Market Fund. The changes in interest rates may also have an impact on the expense related to liabilities that finance these

PART II. OTHER INFORMATION

Item 1A.    Risk Factors, continued

assets, such as amounts payable to clients and other interest and non-interest bearing liabilities. The Partnership’s interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to interest rate changes than interest expense.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2017, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are fully described in the Partnership Agreement. The Partnership issued the SLP Interests pursuant to Regulation D under the Securities Act of 1933, as amended, on June 8, 2017, to retiring general partners of the Partnership for an aggregate price of $1,644,939.

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

Twentieth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 17, 2016, incorporated by reference from Exhibit 3.22 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.23	*

Twenty-First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 21, 2016, incorporated by reference from Exhibit 3.23 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.24	*

Twenty-Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 25, 2017, incorporated by reference from Exhibit 3.24 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART II. OTHER INFORMATION

Item 6.    Exhibit Index, continued

Exhibit Number		Description
3.25	*

Twenty-Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 22, 2017, incorporated by reference from Exhibit 3.25 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.26	*

Twenty-Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 25, 2017, incorporated by reference from Exhibit 3.26 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 31, 2017.

3.27	**	Twenty-Fifth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 25, 2017.
3.28	**	Twenty-Sixth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 21, 2017.
3.29	**	Twenty-Seventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 12, 2017.
31.1	**

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
August 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	August 8, 2017
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2017
Kevin D. Bastien