Form 10-Q
period 2017-09-29
JONES FINANCIAL COMPANIES LLLP
filed 2017-11-09
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of October 27, 2017, 892,911 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 29,	December 31,
(Dollars in millions)	2017	2016
ASSETS:
Cash and cash equivalents	$995	$1,047
Cash and investments segregated under federal regulations	9,791	12,680
Securities purchased under agreements to resell	909	892
Receivable from:
Clients	3,259	3,129
Mutual funds, insurance companies and other	544	513
Brokers, dealers and clearing organizations	212	219
Securities owned, at fair value:
Investment securities	246	224
Inventory securities	81	43
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	541	549
Other assets	124	128

TOTAL ASSETS	$16,702	$19,424

LIABILITIES:
Payable to:
Clients	$12,485	$15,414
Brokers, dealers and clearing organizations	105	99
Accrued compensation and employee benefits	1,285	1,116
Accounts payable, accrued expenses and other	190	161
	14,065	16,790
Contingencies (Note 5)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	894	902
Subordinated limited partners	470	421
General partners	1,119	1,094
Total	2,483	2,417
Reserve for anticipated withdrawals	154	217
Total partnership capital subject to mandatory redemption	2,637	2,634

TOTAL LIABILITIES	$16,702	$19,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	Sept 29, 2017	Sept 30, 2016	Sept 29, 2017	Sept 30, 2016
Revenue:
Fee revenue
Asset-based	$1,316	$957	$3,648	$2,678
Account and activity	164	184	509	545
Total fee revenue	1,480	1,141	4,157	3,223
Trade revenue	314	495	1,200	1,563
Interest and dividends	69	52	192	143
Other revenue	14	14	46	31
Total revenue	1,877	1,702	5,595	4,960
Interest expense	25	19	64	56
Net revenue	1,852	1,683	5,531	4,904
Operating expenses:
Compensation and benefits	1,312	1,191	3,918	3,430
Occupancy and equipment	105	101	310	297
Communications and data processing	80	77	242	220
Fund sub-adviser fees	26	15	70	40
Advertising	17	17	61	56
Professional and consulting fees	17	19	52	47
Postage and shipping	16	13	49	38
Other operating expenses	68	64	196	191
Total operating expenses	1,641	1,497	4,898	4,319

Income before allocations to partners	211	186	633	585

Allocations to partners:
Limited partners	26	24	79	78
Subordinated limited partners	27	23	80	71
General partners	158	139	474	436
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$29.33	$27.49	$87.93	$86.59

Weighted average $1,000 equivalent limited partnership units outstanding	894,852	906,511	898,374	910,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	Sept 29, 2017	Sept 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	633	585
Depreciation and amortization	63	61

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	2,889	(1,099)
Securities purchased under agreements to resell	(17)	73
Net payable to clients	(3,059)	1,316
Net receivable from brokers, dealers and clearing organizations	13	(33)
Receivable from mutual funds, insurance companies and other	(31)	(49)
Securities owned	(60)	(58)
Other assets	4	(2)
Accrued compensation and employee benefits	169	30
Accounts payable, accrued expenses and other	29	41
Net cash provided by operating activities	633	865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(55)	(52)
Net cash used in investing activities	(55)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	73	72
Redemption of partnership interests	(182)	(174)
Distributions from partnership capital	(521)	(551)
Net cash used in financing activities	(630)	(653)
Net (decrease) increase in cash and cash equivalents	(52)	160

CASH AND CASH EQUIVALENTS:
Beginning of period	1,047	937
End of period	$995	$1,097

Cash paid for interest	$63	$56
Cash paid for taxes	$8	$9

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current period	$142	$146

Repayment of partnership loans through distributions from partnership capital in current period	$110	$97

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. ("JFC") and all wholly-owned subsidiaries (collectively, the “Partnership”). All material intercompany balances and transactions have been eliminated in consolidation. The results of the Partnership’s subsidiaries in Canada as of August 31, 2017 and November 30, 2016 are included in the Partnership’s Consolidated Statement of Financial Condition and the results for the three and nine month periods ended August 31, 2017 and 2016 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

There have been no material changes to the Partnership’s significant accounting policies as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"). The results of operations for the three and nine month periods ended September 29, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

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

The Partnership did not have any assets or liabilities categorized as Level III during the nine and twelve month periods ended September 29, 2017 and December 31, 2016, respectively. In addition, there were no transfers into or out of Levels I, II or III during these periods.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	September 29, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$251	$—	$251

Investments segregated under federal regulations:
U.S. treasuries	$2,600	$—	$—	$2,600

Securities owned:
Investment securities:
Mutual funds(1)	$239	$—	$—	$239
Government and agency obligations	4	—	—	4
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$245	$1	$—	$246

Inventory securities:
State and municipal obligations	$—	$38	$—	$38
Equities	18	—	—	18
Certificates of deposit	—	14	—	14
Mutual funds	8	—	—	8
Corporate bonds and notes	—	3	—	3
Total inventory securities	$26	$55	$—	$81

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

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

NOTE 3 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions. In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents. The Partnership recognizes interest income for the interest earned related to these loans. The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital. As of September 29, 2017 and December 31, 2016, the outstanding amount of Partnership loans was $298 and $266, respectively. Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $9 for the three and nine month periods ended September 29, 2017, respectively, and $3 and $8 for the three and nine month periods ended September 30, 2016, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	September 29,	September 30,
	2017	2016
Partnership loans outstanding at beginning of period	$266	$218
Partnership loans issued during the period	142	146
Repayment of Partnership loans during the period	(110)	(97)
Total Partnership loans outstanding	$298	$267

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 and $51 for both the three and nine month periods ended September 29, 2017 and September 30, 2016, respectively. These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 29,	December 31,
	2017	2016
U.S.:
Net capital	$1,044	$998
Net capital in excess of the minimum required	$899	$941
Net capital as a percentage of aggregate debit items	36.1%	35.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.4%	23.1%

Canada:
Regulatory risk adjusted capital	$40	$37
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$29	$33

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of September 29, 2017 and December 31, 2016.

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

The Partnership assesses its liabilities and contingencies utilizing available information. The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 450, Contingencies. This liability represents the Partnership’s estimate of the probable loss at September 29, 2017, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient. The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $8 as of September 29, 2017. This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly. While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 29, 2017 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership. However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sept 29, 2017	Sept 30, 2016	Sept 29, 2017	Sept 30, 2016
Net revenue:
U.S.	$1,805	$1,638	$5,387	$4,775
Canada	47	45	144	129
Total net revenue	$1,852	$1,683	$5,531	$4,904

Pre-variable income (loss):
U.S.	$427	$358	$1,225	$1,115
Canada	(2)	1	(1)	(2)
Total pre-variable income	425	359	1,224	1,113

Variable compensation:
U.S.	208	169	577	517
Canada	6	4	14	11
Total variable compensation	214	173	591	528

Income (loss) before allocations to partners:
U.S.	219	189	648	598
Canada	(8)	(3)	(15)	(13)
Total income before allocations to partners	$211	$186	$633	$585

The Partnership derived 14% and 16% of its total revenue for the three and nine month periods ended September 29, 2017, respectively, and 19% and 20% of its total revenue for the three and nine month periods ended September 30, 2016, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment. Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund company could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Sept 29, 2017	$909	—	909	—	(909)	$—
Dec 31, 2016	$892	—	892	—	(892)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 8 –RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or the modified retrospective approach by recognizing the cumulative effect of adoption at the date of initial application. The Partnership expects to adopt the new standard in the first quarter of 2018 using the modified retrospective approach.  The Partnership is in the final stages of evaluating the new standard and has not determined the final impact ASU 2014-09 will have on the Consolidated Financial Statements and disclosures; however, it does not expect the impact to be material.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which will be effective for the first quarter of 2018. ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities. The Partnership has evaluated the new standard and concluded that ASU 2016-01 will not have a material impact on the Consolidated Financial Statements.

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and nine month periods ended September 29, 2017 and September 30, 2016. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Revenue:
Fee revenue:
Asset-based	$1,316	$957	38%	$3,648	$2,678	36%
Account and activity	164	184	-11%	509	545	-7%
Total fee revenue	1,480	1,141	30%	4,157	3,223	29%
% of net revenue	80%	68%		75%	66%
Trade revenue	314	495	-37%	1,200	1,563	-23%
% of net revenue	17%	29%		22%	32%
Net interest and dividends	44	33	33%	128	87	47%
Other revenue	14	14	0%	46	31	48%
Net revenue	1,852	1,683	10%	5,531	4,904	13%
Operating expenses	1,641	1,497	10%	4,898	4,319	13%
Income before allocations to partners	$211	$186	13%	$633	$585	8%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$18	$25	-28%	$66	$76	-13%
Advisory programs ($ billions)	$16	$24	-33%	$59	$29	103%
Client households at period end	5.2	5.1	2%	5.2	5.1	2%
Net new assets for the period ($ billions)(2)	$9	$10	-10%	$35	$29	21%
Client assets under care:
Total:
At period end ($ billions)	$1,074	$950	13%	$1,074	$950	13%
Average ($ billions)	$1,054	$937	12%	$1,022	$904	13%
Advisory programs:
At period end ($ billions)	$290	$180	61%	$290	$180	61%
Average ($ billions)	$279	$163	71%	$252	$153	65%
Financial advisors (actual):
At period end	15,795	14,730	7%	15,795	14,730	7%
Average	15,586	14,668	6%	15,271	14,594	5%
Attrition % (annualized)	6.8%	9.2%	n/a	7.1%	9.4%	n/a
Dow Jones Industrial Average (actual):
At period end	22,405	18,308	22%	22,405	18,308	22%
Average for period	21,882	18,310	20%	21,093	17,614	20%
S&P 500 Index (actual):
At period end	2,519	2,168	16%	2,519	2,168	16%
Average for period	2,466	2,154	14%	2,397	2,064	16%

(1)

Client dollars invested represents the principal amount of clients’ buy and sell transactions resulting in revenues for trade revenue and the net of the inflows and outflows of client dollars into the programs for advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2017 versus Third Quarter 2016 Overview

The Partnership ended the third quarter of 2017 with a record 15,795 financial advisors and $1,074 billion in assets under care.

Financial advisors gathered $9 billion in net new assets during the third quarter of 2017 compared to $10 billion in the third quarter of 2016.  Average client assets under care increased 12% for the third quarter of 2017 compared to the same period in 2016, due to net new assets gathered during the past twelve months and increases in the market value of client assets.  Higher market values of the underlying client assets held reflected a 14% increase in the average Standard & Poor's 500 Index ("S&P 500 Index") during the third quarter of 2017, compared to the same period in 2016, and a 20% increase in the average Dow Jones Industrial Average during the third quarter of 2017, compared to the same period in 2016.

Advisory programs' average assets under care increased 71% to $279 billion in the third quarter of 2017 compared to $163 billion in the third quarter of 2016 due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, continued client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the Department of Labor's ("DOL") fiduciary rule. The majority of the increase in these assets came from existing client assets. In addition, the increase in the underlying client assets held reflected the strong market performance during the third quarter of 2017 compared to the same period in 2016, as discussed above.

Net revenue increased 10% to $1,852 for the third quarter of 2017 compared to the same period in 2016. Results reflected a 38% increase in asset-based fee revenue due to the continued investment of client assets into advisory programs driven by the factors discussed in the previous paragraph and increases in the market value of the underlying client assets held. This increase was partially offset by a 37% decrease in trade revenue, primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs.

Operating expenses increased 10% to $1,641 in the third quarter of 2017 compared to 2016, primarily due to an increase in financial advisor compensation, reflecting an increase in revenues on which commissions are earned and growth in the number of financial advisors, an increase in variable compensation, due to the increase in the Partnership's profitability, and higher home office and branch compensation and benefits expense, primarily due to an increase in the number of home office and branch personnel, partially offset by the impact of one less week in the third quarter of 2017 compared to 2016.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated quarterly income before allocations to partners of $211, a 13% increase from the third quarter of 2016.

Nine Months Ended September 29, 2017 versus Nine Months Ended September 30, 2016 Overview

The Partnership surpassed two significant milestones during the first nine months of 2017: 15,000 financial advisors and $1 trillion in assets under care. The Partnership ended the first nine months of 2017 with a record 15,795 financial advisors and $1,074 billion in assets under care.

Financial advisors gathered $35 billion in net new assets during the first nine months of 2017 compared to $29 billion in the first nine months of 2016.  Average client assets under care increased 13% for the first nine months of 2017 compared to the same period in 2016, due to net new assets gathered during the year and increases in the market value of client assets.   Higher market values of the underlying client assets held reflected a 16% increase in the average S&P 500 Index during the first nine months of 2017, compared to the same period in 2016, and a 20% increase in the average Dow Jones Industrial Average during the first nine months of 2017, compared to the same period in 2016.

Advisory programs' average assets under care increased 65% to $252 billion in the first nine months of 2017 compared to $153 billion in the first nine months of 2016 due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, increased client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule. The majority of the increase in assets came from existing client assets. In addition, the increase in the underlying client assets

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

held reflected the strong market performance during the first nine months of 2017 compared to the same period in 2016, as discussed above.

Net revenue increased 13% to $5,531 for the first nine months of 2017 compared to the same period in 2016. Results reflected a 36% increase in asset-based fee revenue due to the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph and increases in the market value of the underlying client assets held. This increase was partially offset by a 23% decrease in trade revenue, primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs.

Operating expenses increased 13% to $4,898 in the first nine months of 2017 compared to 2016, primarily due to an increase in financial advisor compensation, reflecting an increase in revenues on which commissions are earned and certain temporary enhancements to financial advisor compensation, which were implemented in September 2016 and which ended in April 2017, and higher home office and branch compensation and benefits expense, primarily due to an increase in the number of home office and branch personnel.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $633, an 8% increase from the first nine months of 2016.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 30% to $1,480 and 29% to $4,157 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  A discussion of fee revenue components follows.

Asset-based

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Asset-based fee revenue:
Advisory programs fees	$889	$543	64%	$2,379	$1,502	58%
Service fees	314	326	-4%	939	927	1%
Revenue sharing	45	48	-6%	136	139	-2%
Fund adviser fees	35	15	133%	93	40	133%
Cash solutions	23	15	53%	70	40	75%
Trust Co. fees	10	10	—	31	30	3%
Total asset-based fee revenue	$1,316	$957	38%	$3,648	$2,678	36%

Related metrics ($ billions):
Average U.S. client asset values(1):
Mutual fund assets held outside of advisory programs	$406.9	$411.7	-1%	$403.3	$399.5	1%
Advisory programs	$274.8	$160.9	71%	$249.0	$150.7	65%
Insurance	$81.3	$75.1	8%	$79.7	$72.9	9%
Cash solutions	$24.1	$21.4	13%	$24.2	$20.9	16%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Asset-based fee revenue increased 38% to $1,316 and 36% to $3,648 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  These increases were led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings, continued client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule.  In addition, higher market values of the underlying client assets held reflected the strong market performance during the third quarter and first nine months of 2017 compared to the same periods in 2016, as discussed under "Overview" above, resulting in higher advisory program fees.  Asset-based fee revenue also increased due to growth in fund adviser fees and cash solutions related to the Edward Jones Money Market Fund, primarily driven by increases in the federal funds rate.

Account and Activity

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Account and activity fee revenue:
Shareholder accounting services fees	$102	$112	-9%	$312	$334	-7%
Retirement account fees	29	36	-19%	91	105	-13%
Insurance contract service fees	17	16	6%	49	45	9%
Other account and activity fees	16	20	-20%	57	61	-7%
Total account and activity fee revenue	$164	$184	-11%	$509	$545	-7%

Related metrics:
Average client:
Shareholder accounting holdings serviced	26.7	25.9	3%	26.5	25.7	3%
Retirement accounts	6.0	5.5	9%	5.9	5.4	9%

Account and activity fee revenue decreased 11% to $164 and 7% to $509 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. These decreases were primarily due to lower shareholder accounting services fees and lower retirement account fees as new and existing clients adopted advisory programs.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 37% to $314 and 23% to $1,200 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  Results reflected a reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, continued client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule.  The Partnership expects this trend may continue.  The Partnership continues to evaluate the transaction-based retirement account solutions available, with additional changes possible.  Results were also negatively impacted by a decrease in the margin earned and fewer business days in both the third quarter and first nine months of 2017 compared to 2016.  A discussion of trade revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Trade revenue:
Commissions revenue:
Mutual funds	$118	$224	-47%	$542	$738	-27%
Equities	105	149	-30%	362	441	-18%
Insurance products	60	78	-23%	185	221	-16%
Total commissions revenue	$283	$451	-37%	$1,089	$1,400	-22%
Principal transactions	31	44	-30%	111	163	-32%
Total trade revenue	$314	$495	-37%	$1,200	$1,563	-23%

Commissions related metrics:
Client dollars invested ($ billions)	$12.9	$20.2	-36%	$50.6	$61.7	-18%
Margin per $1,000 invested	$22.0	$22.3	-1%	$21.5	$22.7	-5%
U.S. business days	63	68	-7%	188	189	-1%

Commissions – Mutual funds

Mutual funds revenue decreased 47% to $118 and 27% to $542 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The decreases were primarily attributable to fewer client dollars invested due to the factors discussed under "Trade Revenue" above.  In addition, results reflected decreases in the margin earned as additional breakpoints were earned by clients, which resulted in lower commissions earned.

Commissions – Equities

Equities revenue decreased 30% to $105 and 18% to $362 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  The decreases were primarily attributable to fewer client dollars invested due to the factors discussed under "Trade Revenue" above and decreases in the margin earned due to slightly larger average trade sizes resulting in lower commissions.

Commissions – Insurance Products

Insurance products revenue decreased 23% to $60 and 16% to $185 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  The decreases were primarily due to a decrease in client dollars invested in annuities due to the factors discussed under "Trade Revenue" above.  The decreases were partially offset by an increase in the margin earned as clients shifted their insurance product investments to life insurance products, which earn higher margins.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Principal Transactions

Principal transactions revenue decreased 30% to $31 and 32% to $111 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. Results primarily reflected decreases in client dollars invested in equity unit investment trusts due to a reduction in the number of products offered by the Partnership in 2017.

Net Interest and Dividends

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Net interest and dividends revenue:
Client loan interest	$34	$36	-6%	$99	$99	—
Short-term investing interest	30	12	150%	79	32	147%
Other interest and dividends	5	4	25%	14	12	17%
Limited partnership interest expense	(17)	(17)	—	(51)	(51)	—
Other interest expense	(8)	(2)	300%	(13)	(5)	160%
Total net interest and dividends revenue	$44	$33	33%	$128	$87	47%

Related metrics:
Average aggregate client loan balance	$2,925	$2,926	—	$2,893	$2,898	—
Average rate earned	4.75%	4.52%	5%	4.62%	4.55%	2%

Weighted average short-term funds invested(1)	$11,640	$12,000	-3%	$13,046	$11,349	15%
Weighted average rate earned	1.00%	0.39%	156%	0.80%	0.37%	116%

Weighted average $1,000 equivalent limited partnership units outstanding	894,852	906,511	-1%	898,374	910,555	-1%

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

Net interest and dividends revenue increased 33% to $44 and 47% to $128 in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  Results were driven by increases in short-term investing interest primarily due to increases in the weighted average rate earned reflecting increases in the federal funds rate.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$762	$688	11%	$2,331	$1,979	18%
Home office and branch	336	330	2%	996	923	8%
Variable compensation	214	173	24%	591	528	12%
Total compensation and benefits	1,312	1,191	10%	3,918	3,430	14%

Occupancy and equipment	105	101	4%	310	297	4%
Communications and data processing	80	77	4%	242	220	10%
Fund sub-adviser fees	26	15	73%	70	40	75%
Advertising	17	17	—	61	56	9%
Professional and consulting fees	17	19	-11%	52	47	11%
Postage and shipping	16	13	23%	49	38	29%
Other operating expenses	68	64	6%	196	191	3%
Total operating expenses	$1,641	$1,497	10%	$4,898	$4,319	13%

Related metrics (actual):
Number of branches:
At period end	13,314	12,812	4%	13,314	12,812	4%
Average	13,224	12,743	4%	13,104	12,640	4%
Financial advisors:
At period end	15,795	14,730	7%	15,795	14,730	7%
Average	15,586	14,668	6%	15,271	14,594	5%
Branch office administrators(1):
At period end	15,259	14,668	4%	15,259	14,668	4%
Average	15,292	14,713	4%	15,151	14,583	4%
Home office associates(1):
At period end	6,478	6,058	7%	6,478	6,058	7%
Average	6,539	6,119	7%	6,483	6,007	8%
Home office associates(1) per 100 financial advisors (average)	42.0	41.7	1%	42.5	41.2	3%
Branch office administrators(1) per 100 financial advisors (average)	98.1	100.3	-2%	99.2	99.9	-1%
Average operating expenses per financial advisor(2)	$40,998	$42,337	-3%	$124,812	$121,420	3%

(1)	Counted on a full-time equivalent basis.
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

For the three month period ended September 29, 2017, operating expenses increased 10% to $1,641 compared to the three month period ended September 30, 2016, primarily due to a $121 increase in compensation and benefits (described below), partially offset by the impact of one less week in the third quarter of 2017 compared to the same period in 2016.

Financial advisor compensation and benefits expense increased 11% in the third quarter of 2017 primarily due to an increase in revenues on which commissions are earned, as well as growth in the number of financial advisors and increased participation in the Partnership's compensation initiatives.

Home office and branch compensation and benefits expense increased 2% in the third quarter of 2017 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs, partially offset by the impact of one less week in the third quarter of 2017 compared to the same period in 2016. The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 7% and 4%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 24% in the third quarter of 2017 to $214 due to an increase in the Partnership's profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs. In the third quarter of 2017, the average number of home office associates and BOAs per 100 financial advisors increased 1% and decreased 2%, respectively.  The average operating expense per financial advisor decreased 3% primarily due to the impact of spreading operating costs over more financial advisors and the impact of one less week in the third quarter of 2017 compared to the same period in 2016.  The Partnership’s longer term strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff.

For the nine month period ended September 29, 2017, operating expenses increased 13% to $4,898 compared to the nine month period ended September 30, 2016, primarily due to a $488 increase in compensation and benefits (described below).

Financial advisor compensation and benefits expense increased 18% in the first nine months of 2017 primarily due to an increase in revenues on which commissions are earned, as well as growth in the number of financial advisors and increased participation in the Partnership's compensation initiatives.  Additionally, to support financial advisors' efforts through the recent implementation of the DOL fiduciary rule, the Partnership implemented certain temporary enhancements to financial advisor compensation in September 2016. These enhancements, which ended in April 2017, resulted in higher financial advisor compensation in the first nine months of 2017.

Home office and branch compensation and benefits expense increased 8% in the first nine months of 2017 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs. The average number of the Partnership’s home office associates and BOAs increased 8% and 4%, respectively. Variable compensation increased 12% in the first nine months of 2017 to $591 due to an increase in the Partnership's profitability.

In the first nine months of 2017, the average number of home office associates and BOAs per 100 financial advisors increased 3% and decreased 1%, respectively.  The average operating expense per financial advisor increased 3% in the first nine months of 2017 primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept 29,	Sept 30,	%	Sept 29,	Sept 30,	%
	2017	2016	Change	2017	2016	Change
Net revenue:
U.S.	$1,805	$1,638	10%	$5,387	$4,775	13%
Canada	47	45	4%	144	129	12%
Total net revenue	1,852	1,683	10%	5,531	4,904	13%

Operating expenses (excluding variable compensation):
U.S.	1,378	1,280	8%	4,162	3,660	14%
Canada	49	44	11%	145	131	11%
Total operating expenses	1,427	1,324	8%	4,307	3,791	14%

Pre-variable income (loss):
U.S.	427	358	19%	1,225	1,115	10%
Canada	(2)	1	-300%	(1)	(2)	50%
Total pre-variable income	425	359	18%	1,224	1,113	10%

Variable compensation:
U.S.	208	169	23%	577	517	12%
Canada	6	4	50%	14	11	27%
Total variable compensation	214	173	24%	591	528	12%

Income (loss) before allocations to partners:
U.S.	219	189	16%	648	598	8%
Canada	(8)	(3)	-167%	(15)	(13)	-15%
Total income before allocations to partners	$211	$186	13%	$633	$585	8%

Client assets under care ($ billions):
U.S.
At period end	$1,050.8	$930.3	13%	$1,050.8	$930.3	13%
Average	$1,031.0	$917.4	12%	$1,000.1	$885.3	13%
Canada
At period end	$23.5	$20.0	18%	$23.5	$20.0	18%
Average	$22.9	$19.7	16%	$21.7	$18.7	16%

Net new assets for the period ($ billions):
U.S.	$8.3	$9.6	-14%	$33.6	$27.7	21%
Canada	$0.4	$0.3	33%	$1.3	$1.0	30%

Financial advisors (actual):
U.S.
At period end	15,079	14,072	7%	15,079	14,072	7%
Average	14,885	14,006	6%	14,591	13,932	5%
Canada
At period end	716	658	9%	716	658	9%
Average	701	662	6%	680	662	3%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the three month period ended September 29, 2017, net revenue increased 10% ($167) compared to the three month period ended September 30, 2016.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 38% ($353), led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings, continued client adoption of advisory programs, and changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule.  In addition, higher market values of the underlying client assets held reflected strong market performance, resulting in higher advisory program fees.  Trade revenue decreased 37% ($179) primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs and lower margins earned.

Operating expenses (excluding variable compensation) increased 8% ($98) in the third quarter of 2017 primarily due to an increase in compensation and benefits for financial advisors, partially offset by the impact of one less week in the third quarter of 2017 compared to the same period in 2016.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, as well as growth in the number of financial advisors.

For the nine month period ended September 29, 2017, net revenue increased 13% ($612) compared to the nine month period ended September 30, 2016.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 36% ($951), led by an increase in advisory programs fees due to the factors discussed above. Trade revenue decreased 24% ($359) primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs and lower margins earned.

Operating expenses (excluding variable compensation) increased 14% ($502) in the first nine months of 2017 primarily due to increases in compensation and benefits for financial advisors and home office and branch personnel.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned and the temporary enhancements to compensation to support financial advisors' efforts through the recent implementation of the DOL fiduciary rule.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.

Canada

Net revenue increased 4% ($2) and 12% ($15) in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  The increases in net revenue for both periods were primarily due to increases in asset-based fee revenue, largely attributable to continued investment of client assets into advisory programs.

Operating expenses (excluding variable compensation) increased 11% ($5) and 11% ($14) in the third quarter and first nine months of 2017, respectively, primarily due to an increase in financial advisor compensation and benefits expense attributable to the increase in revenues on which commissions are earned and growth in the number of financial advisors.

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

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives in this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and the potential for new legislation, including tax legislation.

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

Third Quarter 2017 Update

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.  Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on January 1, 2018, for which the DOL has proposed an extension to July 1, 2019.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL is currently reviewing the rule.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 75% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three and nine month periods ended September 29, 2017 and September 30, 2016. In addition, the Partnership derived 14% and 16% of its total revenue for the three and nine month periods ended September 29, 2017, respectively, and 19% and 20% of its total revenue for the three and nine month periods ended September 30, 2016, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at September 29, 2017, net of reserve for anticipated withdrawals, was $2,483, an increase of $66 from December 31, 2016. This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($65) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $60 and $154, respectively), partially offset by the net increase in Partnership loans outstanding ($32) and redemption of limited partner, subordinated limited partner and general partner interests ($9, $13 and $160, respectively). During both the three and nine month periods ended September 29, 2017 and September 30, 2016, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 29, 2017
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$894	$473	$1,414	$2,781
Partnership capital owned by partners with individual loans	$138	$5	$780	$923
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	15%	1%	55%	33%

Individual loans:
Individual bank loans	$34	$—	$—	$34
Individual Partnership loans	—	3	295	298
Total individual loans	$34	$3	$295	$332
Individual loans as a percent of total Partnership capital	4%	1%	21%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	60%	38%	36%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 29,	December 31,
	2017	2016
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018. The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise. In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of September 29, 2017, the Partnership was in compliance with all covenants related to the 2013 Credit Facility. In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of September 29, 2017 and December 31, 2016. In addition, the Partnership did not have any draws against these lines of credit during the nine month period ended September 29, 2017.  Overnight draws were made on the uncommitted facility in April 2017 and September 2017 and the 2013 Credit Facility in September 2017 for the purpose of testing draw procedures.

Cash Activity

As of September 29, 2017, the Partnership had $995 in cash and cash equivalents and $909 in securities purchased under agreements to resell, which generally have maturities of less than one week. This totaled to $1,904 of Partnership liquidity as of September 29, 2017, a 2% ($35) decrease from $1,939 at December 31, 2016. This decrease was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement. The Partnership had $9,791 and $12,680 in cash and investments segregated under federal regulations as of September 29, 2017 and December 31, 2016, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily attributed to the purchase of securities in client retirement accounts before the implementation of the DOL fiduciary rule on June 9, 2017 and client adoption of advisory programs.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 29,	December 31,
	2017	2016	% Change
U.S.:
Net capital	$1,044	$998	5%
Net capital in excess of the minimum required	$899	$941	-4%
Net capital as a percentage of aggregate debit items	36.1%	35.0%	3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.4%	23.1%	-7%

Canada:
Regulatory risk adjusted capital	$40	$37	8%
Regulatory risk adjusted capital in excess of the minimum required to be held by IIROC	$29	$33	-12%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of September 29, 2017 and December 31, 2016.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Part I, Item 1 – Financial Statements – Note 8 to this Quarterly Report for a discussion of recently issued accounting standards.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the DOL, including, without limitation, rules promulgated under ERISA; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 31, 2017, June 30, 2017 and September 29, 2017.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates. Such changes in interest rates impact the income from interest earning assets, primarily receivables from clients on margin balances and short-term investments, which averaged $2.9 billion and $13.0 billion, respectively, for the nine month period ended September 29, 2017. The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients and other interest and non-interest bearing liabilities.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules. Under current market conditions and based on current levels of interest earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $32. Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $89. A decrease in short-term interest rates currently has a more significant impact on net interest income due to a minimal reduction in interest expense because of the low interest rate environment. The Partnership has two distinct types of interest earning assets: client receivables from margin accounts and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell. These investments earned interest at an average rate of approximately 80 basis points (0.80%) in the first nine months of 2017. The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 29, 2017.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 – Legal Proceedings in the Partnership's Annual Report and the discussion in Part II, Item 1 – Legal Proceedings in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.

Wage-and-Hour Class Action.  On September 22, 2017, Edward Jones was named as a defendant in a purported class action lawsuit (White v. Edward D. Jones & Co., L.P.) filed in the U.S. District Court for the Northern District of Ohio by a branch office administrator.  The lawsuit was brought under the Fair Labor Standards Act as well as the Ohio wage-and-hour statute and alleges that Edward Jones underpaid overtime compensation to hourly employees.  The lawsuit seeks compensatory damages in the amount of the unpaid wages as well as liquidated damages in an equal amount.  Edward Jones has not yet responded to the complaint but intends to vigorously defend against the allegations in this lawsuit.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017.  The following risk factors supplement and update the risk factors in Part I, Item 1A – Risk Factors – in the Partnership's Annual Report.

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors, continued

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.  Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on January 1, 2018, for which the DOL has proposed an extension to July 1, 2019.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL is currently reviewing the rule.

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

Possible Tax Law Changes – Legislative changes to the Internal Revenue Code or state laws may substantially reduce a limited partner's after-tax return from his or her Partnership Interest.

Federal tax reform, if enacted, could have an adverse impact on a limited partner’s return on his or her Partnership Interest to the extent such reforms increase the tax rate on a limited partner's share of taxable income from Partnership earnings or impose an additional tax on the Partnership or its limited partners.  Legislation was recently proposed, but at this time it is unclear what reforms, if any, would become law and how, if at all, they may affect the Partnership or its limited partners.

Congress recently made changes to the partnership tax audit procedures (the “New Audit Procedures”).  The U.S. Department of the Treasury has proposed regulations to implement the New Audit Procedures.  It is unclear when these regulations will be finalized.  Generally, the New Audit Procedures require the Partnership to designate a partnership representative for audits with the Internal Revenue Service ("IRS").   In addition, under the New Audit Procedures, the Partnership, rather than its partners, are generally responsible for the payment of any tax, interest, and penalties that the IRS may assess for a given tax  year.  The Partnership makes such payment in the year the IRS makes an assessment.  The individuals who are partners in the year such payment is made, rather than the individuals who are partners in the audited year, bear the economic burden of such payment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 29, 2017, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are fully described in the Partnership Agreement. The Partnership issued the SLP Interests pursuant to Regulation D under the Securities Act of 1933, as amended, on July 21, 2017, to current general partners of the Partnership for an aggregate price of $7,489,469.

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

3.27	*

Twenty-Fifth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 25, 2017, incorporated by reference from Exhibit 3.27 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 30, 2017.

3.28	*

Twenty-Sixth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 21, 2017, incorporated by reference from Exhibit 3.28 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 30, 2017.

3.29	*

Twenty-Seventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 12, 2017, incorporated by reference from Exhibit 3.29 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 30, 2017.

3.30	**	Twenty-Eighth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 20, 2017.
31.1	**

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
November 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 9, 2017
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2017
Kevin D. Bastien