Form 10-K
period 2017-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2018-03-15
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of February 23, 2018,  893,733 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

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

As of December 31, 2017, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada.  Edward Jones is a registered broker-dealer and investment adviser in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  JFC is the ultimate parent company of Edward Jones and is a holding company.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to segments for the years ended December 31, 2017, 2016 and 2015, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

PART I

Item 1.	Business, continued

Organizational Structure.

At December 31, 2017, the Partnership was organized as follows:

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
(Ontario Limited Partnership)
100% Wholly-Owned Subsidiary
EJ Mortgage, LLC
(MO Ltd. Liability Company)
100% Wholly-Owned Subsidiary
Passport Holdings LLC
(MO Ltd. Liability Company)
50.5% Ltd. Partner Interest
49.5% Ltd. Partner Interest
Passport Research Ltd.
(PA Ltd. Ptnp.)
Other Subsidiaries and Affiliates
(Not Shown Here)
Other Subsidiaries and Affiliates
(Not Shown Here)

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.1.

Branch Office Network.  The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices.  The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOA") located in the communities where clients live and work.  Financial advisors and BOAs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office.  The Partnership operated 13,449 branch offices as of December 31, 2017, primarily staffed by a single financial advisor and a BOA.  Of this total, the Partnership operated 12,853 branch offices in the U.S. (located in all 50 states) and 596 branch offices in Canada.

PART I

Item 1.	Business, continued

Governance.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors.  Moreover, none of its securities are listed on a securities exchange and therefore the governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it.  Under the terms of the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014, as amended (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business.  Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC.  As of   December 31, 2017, JFC was composed of 418 general partners, 18,942 limited partners and 412 subordinated limited partners.  See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source.  The following table sets forth the sources of the Partnership’s revenues for the past three years.  Due to the interdependence of the activities and departments of the Partnership’s business and the inherently subjective assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations.  Further information on revenue related to the Partnership’s segments is provided in Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ millions)	2017		2016		2015
Fee revenue
Asset-based fees	$5,047	66%	$3,705	56%	$3,399	51%
Account and activity fees	678	9%	719	10%	690	10%
Total fee revenue	5,725	75%	4,424	66%	4,089	61%
Trade revenue	1,547	20%	1,981	30%	2,425	36%
Interest and dividends	265	4%	193	3%	158	3%
Other revenue	60	1%	34	1%	22	0%
Total revenue	$7,597	100%	$6,632	100%	$6,694	100%

Asset-based Fees

The Partnership earns fees from investment advisory services offered in the U.S. through the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and in Canada through the Edward Jones Portfolio Program® (“Portfolio Program”) and the Edward Jones Guided Portfolios® program (“Guided Portfolios”).  Advisory Solutions and Guided Solutions are both investment advisory programs created under the Investment Advisers Act of 1940, as amended (the "Advisers Act").  Portfolio Program and Guided Portfolios are not subject to the Advisers Act as services from these programs are only offered in Canada.

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

The Partnership formed the Bridge Builder® Trust (the "BB Trust") to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to reduce the concentration of client investments in third party funds and to lower client investment management expenses.  The BB Trust has eight active sub-advised funds in its series and may add additional funds in the future, at its discretion.  Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC and a Missouri limited liability company, is the investment adviser to the sub-advised

PART I

Item 1.	Business, continued

mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. The BB Trust pays Olive Street for performing investment advisory services and Olive Street pays fees to the sub-advisers of the funds in the BB Trust.  Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

Guided Solutions is a client-directed advisory program where financial advisors work with clients to build a portfolio that is aligned with the Partnership's investment philosophy and guidance.  Clients retain control over investment decisions and financial advisors help guide clients through a required process of identifying their financial goals and selecting an appropriate portfolio objective.  Guided Solutions offers two options, a Fund account or Flex account, which provide different investment options depending on a client's account size.  The Partnership earns an annual fee based on the average daily market value of client assets in the program.  The sub-advised mutual funds of the BB Trust are not currently eligible investments in Guided Solutions.

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

The Partnership also earns revenue on clients’ assets through service fees and other revenues received under agreements with mutual fund and insurance companies.  The fees generally range from 15 to 25 basis points (0.15% to 0.25%), but can be up to 100 basis points (1.0%), of the value of the client assets held in the U.S. and up to 100 basis points (1.0%) of the value of client assets held in Canada.

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

Asset-based fee revenue also includes investment management fees earned by Passport Research, Ltd. ("Passport Research") a wholly-owned subsidiary of JFC, as the investment adviser to the Edward Jones Money Market Fund.

Account and Activity Fees

Account and activity fees include shareholder accounting service fees, insurance contract service fees, Individual Retirement Account (“IRA”) custodial service fees, and other product/service fees.

The Partnership charges fees to certain mutual fund companies for shareholder accounting services, including maintaining client account information and providing other administrative services for the mutual funds.  Insurance contract service fees are fees charged to certain insurance companies for administrative support.  The Partnership acts as the custodian for clients’ IRAs and the clients are charged an annual fee for this and other account services.  Account and activity fees also include sales-based revenue sharing fees and various transaction fees.

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

PART I

Item 1.	Business, continued

Commissions. As a distributor of mutual fund shares, the Partnership receives a selling concession which generally ranges from 1% to 5% of the purchase price of the shares, depending on the terms of each fund’s prospectus and the amount of the purchase.  The Partnership also receives a commission when it acts as an agent for a client in the purchase or sale of securities.  The commission is based on the value of the securities purchased or sold.  In addition, the Partnership sells life insurance, long-term care insurance, disability insurance, fixed and variable annuities and other types of insurance products of unaffiliated insurance companies to its clients through its financial advisors who hold insurance sales licenses.  As an agent for the insurance companies, the Partnership receives commissions on the premiums paid for the products.

Principal Transactions. Revenue is primarily earned from the Partnership's distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations and certificates of deposit.  The Partnership’s principal trading activities are conducted with other dealers where the Partnership acts as a dealer buying from and selling to its clients.  In principal trading of securities, the Partnership exposes its capital to the risk of fluctuation in the fair value of its security positions.  The Partnership maintains securities positions in inventory solely to support its business of buying securities from and selling securities to its retail clients and does not seek to profit by engaging in proprietary trading for its own account.  The related unrealized gains and losses for these securities are recorded within trade revenue.  Also included within principal transactions revenue is revenue derived from the Partnership's distribution of unit investment trusts and participation as a syndicate member in underwriting activities.

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

Significant Revenue Source

As of December 31, 2017, the Partnership distributed mutual funds for approximately 72 mutual fund companies.  One company, American Funds Distributors, Inc. and its affiliates, represented 16% of the Partnership’s total revenue for the year ended December 31, 2017.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

BUSINESS OPERATIONS

Research Department.  The Partnership maintains a Research department to provide specific investment recommendations and market information for clients.  The department supplements its own research with independent third-party research services.  The Partnership does not offer its research for sale.

Investment Policy Committee.  The Partnership has an Investment Policy Committee ("IPC") which serves as a steward of the Partnership's investment philosophy and develops and aligns the advice and guidance necessary to help clients meet their financial goals ("IPC Guidance").  Such IPC guidance is primarily related to investments and solutions and how they are incorporated into portfolios and tailored to meet clients' needs.

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

PART I

Item 1.	Business, continued

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

The volume of transactions the Partnership processes fluctuates considerably.  The Partnership records such transactions and posts its books and records on a daily basis.  The Partnership has a computerized branch office communication system which is principally utilized for entry of security orders, quotations, messages between offices, research of various client account information, and cash and security receipts functions.  Home office personnel, including those in the Operations and Compliance divisions, monitor day-to-day operations to determine compliance with applicable laws, rules and regulations.  Failure to keep current and accurate books and records can render the Partnership liable to disciplinary action by governmental and self-regulatory organizations (“SROs”).

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates.  The Partnership uses a major bank for custody and settlement of U.S. treasury securities and Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation issues.  The Partnership also uses a major broker for custody and settlement of foreign securities.

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

The Partnership's Canada broker-dealer subsidiary has an agreement with Computershare Trust Company of Canada to act as trustee for cash balances held by clients in their retirement accounts.  The Canada broker-dealer subsidiary is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting for certain holdings and statements.

Employees.  The Partnership’s financial advisors are employees (or general partners) of the Partnership.  As of December 31, 2017, the Partnership had approximately 45,000 full-time and part-time employees and general partners, including its 16,095 financial advisors.  The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership.

PART I

Item 1.	Business, continued

Employees of the Partnership in the U.S. are bonded under a blanket fidelity bond.  The Partnership has an aggregate annual coverage of $50,000,000 subject to deductibles.  Employees of the Partnership in Canada are bonded under a blanket policy as required by the Investment Industry Regulation Organization of Canada (“IIROC”).  The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a deductible.

The Partnership maintains a comprehensive initial training program for prospective financial advisors which includes preparation for regulatory exams, on-line modules, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, U.S. and Canada trainees study for and take the requisite examinations.  After passing the requisite examinations, trainees complete on-line modules and a comprehensive training program in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations.  This training includes reviewing investments, compliance requirements and office procedures, understanding client needs, and establishing a base of potential clients.  Trainees complete the initial training program at a home office training facility.  The Partnership offers periodic training to its experienced financial advisors for the entirety of their careers.  Training programs for the more experienced financial advisors continue to focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and benefit plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, some of which are larger than the Partnership in terms of capital, brokerage volume and underwriting activities.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Clients are able to transfer their business to competing organizations at any time.  There is also intense competition among firms for financial advisors.  The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of turnover of financial advisors is in line with comparable firms.

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

PART I

Item 1.	Business, continued

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

In addition, Edward Jones, Olive Street and Passport Research are subject to the rules and regulations promulgated under the Advisers Act, which requires certain investment advisers to register with the SEC.  Edward Jones, Olive Street and Passport Research are registered investment advisers with the SEC.  The rules and regulations promulgated under the Advisers Act govern all aspects of the investment advisory business, including registration, trading practices, custody of client funds and securities, record-keeping, advertising and business conduct.  Edward Jones, Olive Street and Passport Research are subject to periodic examinations by the SEC, which is authorized to institute proceedings and impose sanctions for violations of the Advisers Act.

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

PART I

Item 1.	Business, continued

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

Customer Protection Rule.  As a result of its activities as a broker-dealer and a member firm of FINRA, Edward Jones is subject to the Customer Protection Rule which is designed to ensure that customer securities and funds in a broker-dealer's custody are adequately safeguarded.  The Customer Protection Rule requires broker-dealers to promptly obtain and maintain physical possession or control of all fully paid and excess margin securities and to segregate all customer cash or money obtained from the use of customer property that has not been used to finance transactions of other customers.  Combined, these requirements substantially limit a broker-dealer's ability to use customer securities and restrict a broker-dealer to only use customer cash or margin securities for activities directly related to financing customer securities purchases.  Edward Jones has, at all times, been in compliance with the Customer Protection Rule.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and rules promulgated by the DOL, including without limitation, rules promulgated under ERISA, and the SEC; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue and a decrease in the market value of assets would have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets.  A market decline could have a greater negative impact on revenues and profitability than experienced in prior years due to the increasing proportion of asset-based revenues.

Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership.  The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade revenue, decreased margins and losses in dealer inventory accounts.  As mentioned, lower securities prices would also result in lower asset-based fees.  This would have a material adverse impact on the profitability of the Partnership’s operations.

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

Reputation Risk — Damage to the Partnership's reputation could negatively impact the Partnership's profitability and future growth opportunities.

Managing the Partnership's reputation is critical to attracting and retaining clients and financial advisors.  The Partnership's reputation could be damaged by certain legal or regulatory actions, unethical behavior, cybersecurity breaches, poor investment performance, or compliance failures, depending on their nature, size and scope.  The Partnership attempts to mitigate these risks through its control environment and compliance framework.  Significant control deficiencies, however, could negatively impact the Partnership's reputation, profitability and future growth opportunities.

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

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL is currently reviewing the rule.  Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on July 1, 2019.

PART I

Item 1A.	Risk Factors, continued

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule required changes in the manner in which the Partnership serves clients with retirement accounts, which represents a substantial portion of the Partnership's business.  As a result, the Partnership's solutions available to retirement accounts include fee-based solutions, such as its advisory programs, and certain transaction-based solutions.  The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As a result of the rule, clients may choose fee-based solutions a higher percentage of the time than they have historically, and not all solutions traditionally provided are available for all retirement accounts.  The Partnership has experienced a decrease in transaction-based revenue and an increase in fee-based revenue.  The overall impact of the rule ultimately may be materially adverse to the Partnership's financial condition, results of operations and liquidity.

Standard of Care Initiatives. The SEC announced that it is in the process of drafting a proposed rule to address the standard of care for broker-dealers and investment advisers.  In addition, state legislators and other regulators are proposing laws and rules to articulate their required standard of care.  To the extent laws and regulations are not aligned, the Partnership could be negatively impacted.

Competition — The Partnership is subject to intense competition for clients and personnel, and some of its competitors have greater resources.

All aspects of the Partnership’s business are highly competitive.  The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies.  Some of these organizations have greater capital and additional resources, and some entities offer a wider range of financial services.  Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing.  The Partnership continues to compete with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Industry and technology changes may result in increased prevalence of robo-advisors.  Clients are able to transfer their business to competing organizations at any time.  The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide tailored solutions may be impacted by the evolving financial services industry, including technology changes, robo-advisors and other lower cost options.  The Partnership may be subject to operational risk if the Partnership is unable to keep pace with this rapidly changing environment, which includes industry, technology and regulatory changes.  In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics and preferences.  If financial advisors do not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability.  Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

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

Inability to Retain Financial Advisors or Grow the Number of Financial Advisors — If the Partnership experiences attrition rates of its financial advisors that are higher than its expectations or is unable to grow the number of financial advisors, the Partnership may not be able to maintain its current number of financial advisors or meet its planned growth rates.

A significant number of the Partnership’s financial advisors have been licensed as financial advisors for less than three years.  As a result of being new to the business, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses.  Consequently, the Partnership has periodically experienced higher rates of attrition, particularly with respect to financial advisors who are new to the business and especially during times of market volatility.  The Partnership generally loses more than half of its financial advisors who have been licensed for less than three years.  The Partnership may experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors.  Lower attrition in recent periods has positively impacted the Partnership's net financial advisor growth.  However, given changes to regulatory requirements, performance standards and financial advisor compensation, there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

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

Either the failure to achieve an attrition rate lower than anticipated or net growth in the number of financial advisors may result in a decline in the revenue the Partnership receives from asset-based fees, commissions and other securities-related revenues.  The Partnership may not be able to either maintain its current number of financial advisors or achieve the level of net growth upon which its business model is based and its revenues and results of operations may be adversely impacted.

PART I

Item 1A.	Risk Factors, continued

Tax Law Changes — The tax law changes signed in 2017 may put the Partnership at a disadvantage in recruiting and retaining financial advisors.

On December 22, 2017, President Trump signed tax reform legislation that created favorable tax treatment for owners of pass-through entities with taxable income.  The Partnership's financial advisors are employees and do not qualify for the favorable tax treatment.  Further, the tax reform legislation limits the deductibility of certain business expenses.  As a result, the Partnership's ability to recruit and retain financial advisors against certain competitor models could be impacted.  The Partnership is reviewing the new tax legislation and considering, what, if any, responses are appropriate, in accordance with the new tax law, that would help retain financial advisors.

Increased Financial Advisor Compensation — Compensation paid to new financial advisors, as well as current financial advisors participating in a retirement transition plan, could negatively impact the Partnership’s profitability and capital if the increased compensation does not help retain financial advisors and clients.

In order to attract candidates to become financial advisors, the Partnership provides new financial advisors, for specified periods of time, a minimum base compensation as well as certain bonuses based on the amount of new assets gathered.  The intent is to attract a greater number of high quality recruits with an enhanced level of base compensation in order to serve more clients and meet the Partnership’s growth objectives.  If financial advisor compensation does not result in a corresponding increase in the level of productivity and retention rate of these financial advisors, then this additional compensation could negatively impact the Partnership’s financial performance in future periods.

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

PART I

Item 1A.	Risk Factors, continued

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

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada.  Canada operations have operated at a substantial deficit from inception.  The Partnership intends to continue to operate in Canada, which may require substantial additional investments in its Canada operations to address short-term liquidity, capital, or expansion needs.  The Partnership has initiatives in place designed to accomplish the objectives of increasing revenue, controlling expenses and growing the number of financial advisors in order to achieve profitability in Canada.  Even though client assets under care in Canada have grown, the Partnership has not historically been able to grow the number of financial advisors and client assets under care to a level that would result in achieving its objectives.  There is no assurance Canada operations will ultimately become profitable.  For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

Capital Requirements; Uniform Net Capital and Customer Protection Rules —The Uniform Net Capital Rule imposes minimum net capital requirements and could limit the Partnership’s ability to engage in certain activities which are crucial to its business.  The Customer Protection Rule may limit the rate of return the Partnership could earn on cash and investments depending on trends in the banking industry.

Adequacy of capital is vitally important to broker-dealers, and lack of sufficient capital may limit the Partnership’s ability to compete effectively.  In particular, lack of sufficient capital or compliance with the Uniform Net Capital Rule may limit Edward Jones’ ability to commit to certain securities activities such as trading and its ability to expand margin account balances, as well as its commitment to new activities requiring an investment of capital.  FINRA regulations and the Uniform Net Capital Rule may restrict Edward Jones’ ability to expand its business operations, including opening new branch offices or hiring additional financial advisors.  Consequently, a significant operating loss or an extraordinary charge against net capital could adversely affect Edward Jones’ ability to expand or even maintain its present levels of business.

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

PART I

Item 1A.	Risk Factors, continued

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

Interest Rate Environment — The Partnership’s profitability could be impacted by interest rate changes.

The Partnership is exposed to risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term investments.  The changes in interest rates may also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients.  The Partnership's interest bearing liabilities are less sensitive to changes in short-term interest rates compared to its interest earning assets, resulting in interest income being more sensitive to interest rate changes than interest expense.

The Partnership's revenue earned from certain cash solutions products is impacted by changes in interest rates, with lower interest rates negatively impacting revenue.  Further, in low interest rate environments the Partnership has waived certain fees to maintain a positive client yield, which could happen in the future if interest rates were to decline.

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

Participation as a syndicate member in the underwriting of securities subjects the Partnership to substantial risk.  As a syndicate member, the Partnership is subject to risk of substantial liability, expense and adverse publicity resulting from possible claims against it as a syndicate member under federal and state securities laws.  Over the past several years, there has been increased litigation in these areas.  Further, the Partnership may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate all or part of its commitment at less than the agreed upon purchase price.  In maintaining inventory in fixed income securities, the Partnership is exposed to a substantial risk of loss, depending upon the nature and extent of fluctuations in market prices.

PART I

Item 1A.	Risk Factors, continued

Security Breaches — Security breaches of the Partnership’s systems, or those of its clients or third parties, could lead to significant financial loss to the Partnership’s business and operations, significant liability, and harm to the Partnership’s reputation and client relationships.

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential and other information.  The Partnership’s home office facilities and its existing communications and information systems, including its backup systems, are vulnerable to security breaches, damages and interruptions from human error, sabotage, cybersecurity attacks, computer viruses and other malicious code, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s systems, and similar events.  The risk of these types of security breaches occurring is growing, in part due to increased use of the internet and mobile devices, as well as increased sophistication of external parties who may attempt to cause harm.  The Partnership has not experienced, to date, any material losses related to cybersecurity attacks or other information security breaches.  The Partnership has processes in place designed to safeguard and monitor against security breaches and other disruptions.  However, there can be no assurance the Partnership will not suffer such losses in the future, particularly as techniques used in security breaches continually change and originate from a wide variety of sources.

If a security breach were to occur, such an event could substantially disrupt the Partnership’s business by harming its home office facilities and communications and information systems, jeopardizing the Partnership’s, its clients’ or third parties’ confidential information, or causing interruptions or malfunctions in the Partnership’s, its clients’ or third parties’ operations.  In order to serve clients, the Partnership maintains personal information about clients that is subject to various laws and regulations.  Security breaches of this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance.  In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant security breach.

Business Continuity Risk — Any substantial disruption to the Partnership’s business and operations, could lead to significant financial loss to the Partnership’s business and operations, as well as harm the Partnership’s reputation and client relationships.

The Partnership's business and operations relies heavily on its branch office network, home office facilities and its existing computer system and network, which are all vulnerable to damage or interruption from natural disasters, power loss, acts of terrorism, and other similar events. The Partnership has processes in place designed to safeguard against and monitor for business interruptions and related losses.  However, there can be no assurance the Partnership will not suffer such losses in the future.  Such an event could substantially disrupt the Partnership’s business by causing physical harm to its branch office network, home office facilities and its technological systems, as well as cause interruptions or malfunctions in the Partnership’s, its clients’ or third parties’ operations.  In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption.

The Partnership has data centers in two separate regions of the United States.  These data centers act as disaster recovery sites for each other.  While these data centers are designed to be redundant for each other, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses.  While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event.

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

Poor investment returns, due to either general market conditions or underperformance of programs constructed by the Partnership (relative to the programs of the Partnership’s competitors or to benchmarks) may affect the Partnership's ability to retain existing assets under care and to attract new clients or additional assets from existing clients.  Should there be a reduction in assets under care in programs which generate asset-based fees, the Partnership would experience a decrease in net revenue.

Based on the current size of the investment advisory programs, the programs may experience concentration risks associated with the level and percentage of holdings in individual funds within the programs which could result in additional operational and regulatory risks for the Partnership.  As a result of the size of the programs, the Partnership is also exposed to the risk that trading volumes and program activity could impact the Partnership's ability to process transactions in a timely manner.

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

Limited partners are required to file tax returns and pay income tax in those states and foreign jurisdictions in which the Partnership operates, as well as in the limited partner’s state of residence or domicile.  Limited partners are liable for income taxes on their share of the Partnership’s taxable income.  The amount of income the limited partner pays tax on can significantly exceed the net income earned on the Interests and the income distributed to such limited partner, which results in a disproportionate share of income being used to pay taxes.  The Partnership’s income tax returns may be audited by government authorities, and such audit may result in the audit of the returns of the limited partners (and, consequently, an amendment of their tax returns with the possibility of interest and penalty assessments).

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

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “2014 Plan”).  The Partnership previously issued approximately $298 million of Interests under the 2014 Plan.  The remaining $52 million of Interests may be issued under the 2014 Plan at the discretion of the Partnership in the future.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 million of Interests to be issued pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership intends to offer initial Interests under the 2018 Plan during the latter part of 2018 and the initial offering under the 2018 Plan is expected to close early in 2019.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

The issuance of Interests will reduce the percentage of participation in net income by general partners and subordinated limited partners.  Further, the issuance of additional Interests will decrease the Partnership’s net interest income by the 7.5% Payment for the additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence.  Accordingly, the issuance of additional Interests will reduce the Partnership’s net interest income and profitability.

In 2017, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement).  Retention for 2018 is expected to remain at a similar level as 2017.  Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners.  There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future.  In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona.  As of December 31, 2017, the Partnership’s U.S. home office consisted of 13 separate buildings totaling approximately 2.0 million square feet.  Of the 13 U.S. home office buildings, one building is leased through an operating lease and the remaining 12 are owned by the Partnership.  The land for the Tempe, Arizona campus location is leased.

In addition, the Partnership leases its Canada home office facility in Mississauga, Ontario through an operating lease.

The Partnership also maintains facilities in 13,449 branch locations as of December 31, 2017, which are located in the U.S. and Canada and are predominantly rented under cancelable leases.  See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 11 and 14 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

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

Retirement Plan Litigation. On August 19, 2016, JFC, Edward Jones and certain other defendants were named in a putative class action lawsuit (McDonald v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under ERISA, by a participant in the Edward D. Jones & Co. Profit Sharing and 401(k) Plan (the "Retirement Plan").  The lawsuit alleges that the defendants breached their fiduciary duties to Retirement Plan participants and seeks declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.  The defendants filed a motion to dismiss the McDonald lawsuit which was granted in part dismissing the claim against JFC, and denied in part as to all other defendants on January 26, 2017.

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017.  The defendants filed a motion to dismiss the lawsuit on May 26, 2017, which has been fully briefed by both parties and is pending.

Wage-and-Hour Class Action.  On September 22, 2017, Edward Jones was named as a defendant in a purported collective and class action lawsuit (White v. Edward D. Jones & Co., L.P.) filed in the U.S. District Court for the Northern District of Ohio by a former branch office administrator.  The lawsuit was brought under the Fair Labor Standards Act as well as Ohio law and alleges that Edward Jones underpaid overtime compensation to branch office administrators.  The lawsuit seeks compensatory damages in the amount of the unpaid wages as well as liquidated damages in an equal amount.  On February 20, 2018, the court entered an order of dismissal, without prejudice, on the basis that the parties reached a settlement in principle subject to final court approval.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given).  As of February 23, 2018, the Partnership was composed of 18,885 limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

	For the years ended December 31,
($ millions, except per unit information and units outstanding)	2017	2016	2015	2014	2013

Net revenue	$7,506	$6,557	$6,619	$6,278	$5,657

Income before allocations to partners	$872	$746	$838	$770	$674

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$121.15	$110.55	$131.42	$129.40	$121.12

Weighted average $1,000 equivalent limited partnership units outstanding	896,566	908,919	921,747	636,481	644,856

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2017	2016	2015	2014	2013

Total assets	$17,176	$19,424	$16,356	$14,770	$13,795

Other liabilities exclusive of subordinated liabilities and partnership capital subject to mandatory redemption	$14,381	$16,790	$13,746	$12,552	$11,664

Subordinated liabilities	—	—	—	—	50

Partnership capital subject to mandatory redemption	2,795	2,634	2,610	2,218	2,081

Total liabilities	$17,176	$19,424	$16,356	$14,770	$13,795

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	For the years ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue:
Fee revenue:
Asset-based	$5,047	$3,705	$3,399	36%	9%
Account and activity	678	719	690	-6%	4%
Total fee revenue	5,725	4,424	4,089	29%	8%
% of net revenue	76%	67%	62%
Trade revenue	1,547	1,981	2,425	-22%	-18%
% of net revenue	21%	30%	37%
Net interest and dividends	174	118	83	47%	42%
Other revenue	60	34	22	76%	55%
Net revenue	7,506	6,557	6,619	14%	-1%
Operating expenses	6,634	5,811	5,781	14%	1%
Income before allocations to partners	$872	$746	$838	17%	-11%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$88	$98	$114	-10%	-14%
Advisory programs ($ billions)	$75	$57	$11	32%	418%
Client households at year end	5.2	5.2	5.0	—	4%
Net new assets for the year ($ billions)(2)	$49	$40	$49	23%	-18%
Client assets under care:
Total:
At year end ($ billions)	$1,121	$963	$876	16%	10%
Average ($ billions)	$1,041	$915	$881	14%	4%
Advisory programs:
At year end ($ billions)	$316	$208	$142	52%	46%
Average ($ billions)	$265	$166	$142	60%	17%
Financial advisors (actual):
At year end	16,095	14,919	14,508	8%	3%
Average	15,435	14,647	14,294	5%	2%
Attrition %	7.2%	9.1%	9.7%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	24,719	19,763	17,425	25%	13%
Average for year	21,742	17,925	17,587	21%	2%
S&P 500 Index (actual):
At year end	2,674	2,239	2,044	19%	10%
Average for year	2,448	2,094	2,061	17%	2%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2017 versus 2016 Overview

The Partnership surpassed two significant milestones during 2017: 15,000 financial advisors and $1 trillion in assets under care.  The Partnership ended 2017 with a record 16,095 financial advisors and $1.1 trillion in assets under care.

Financial advisors gathered $49 billion in net new assets during 2017 compared to $40 billion in 2016.  Average client assets under care increased 14% during 2017 compared to 2016, due to increases in the market value of client assets and net new assets gathered during the year.  Higher market values of the underlying client assets held reflected increases in the average S&P 500 Index and Dow Jones Industrial Average of 17% and 21%, respectively, during 2017.

Advisory programs' average assets under care increased 60% to $265 billion in 2017 compared to $166 billion in 2016 due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  The majority of the increase in assets came from existing client assets.  In addition, a significant driver of the increase in the underlying clients' assets held was the strong market performance during 2017, as discussed above.

Net revenue increased 14% to $7,506 in 2017.  Results reflected a 36% increase in asset-based fee revenue due to the increased investment of client assets into advisory programs driven by the factors discussed in the previous paragraph and increases in the market value of the underlying client assets held.  This increase was partially offset by a 22% decrease in trade revenue, primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the increased investment of client assets into advisory programs and a decrease in the profit margin earned.

Operating expenses increased 14% to $6,634 in 2017 primarily due to an increase in financial advisor compensation, reflecting an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in financial advisors qualifying for compensation programs, and higher home office and branch compensation and benefits expense, primarily due to an increase in the number of home office and branch personnel.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $872, a 17% increase over 2016.

2016 versus 2015 Overview

In 2016, the Partnership achieved record results in number of financial advisors and client assets under care.  As of December 31, 2016, the Partnership had 14,919 financial advisors and $963 billion of client assets under care, reflecting increases of 3% and 10%, respectively, compared to December 31, 2015.  Client assets under care increased due to net new assets gathered during the year and increases in the market value of client assets.

Financial advisors gathered $40 billion in net new assets during 2016 compared to $49 billion in 2015.  Average client assets under care increased 4% during 2016 compared to 2015, which included a 17% increase in advisory programs' average assets under care to $166 billion for 2016.  The launch of Guided Solutions in the second quarter of 2016 contributed to the increase in the average advisory programs' assets under care, the majority of which came from existing client assets.

Net revenue decreased 1% to $6,557 in 2016.  Results reflected an 18% decrease in trade revenue, primarily due to fewer client dollars invested as a result of potential industry changes and the increased investment of client assets into fee-based programs offered by the Partnership, as well as market uncertainties.  This decrease was mostly offset by a 9% increase in asset-based fee revenue due to the increase in client assets in fee-based programs and an increase in cash solutions revenue resulting from higher interest rates.

Operating expenses increased 1% in 2016 compared to 2015, primarily due to increased financial advisor compensation programs expense reflecting greater participation in existing programs and certain temporary enhancements to compensation implemented in September 2016, and higher home office and branch compensation and benefits resulting from higher wages and healthcare costs, as well as an increase in the number of home office and branch personnel.  This increase was partially offset by lower variable compensation due to the softening of financial results.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overall, the decrease in net revenue and the slight increase in operating expenses, generated income before allocations to partners of $746, an 11% decrease over 2015.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 29% in 2017 to $5,725 and 8% in 2016 to $4,424.  A discussion of fee revenue components follows.

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Fee Revenue:
Asset-based fee revenue:
Advisory programs fees	$3,341	$2,120	$1,925	58%	10%
Service fees	1,259	1,243	1,211	1%	3%
Revenue sharing	181	186	184	-3%	1%
Fund adviser fees	130	57	30	128%	90%
Other asset-based fees	136	99	49	37%	102%
Total asset-based fee revenue	$5,047	$3,705	$3,399	36%	9%
Account and activity fee revenue:
Shareholder accounting service fees	412	441	424	-7%	4%
Other account and activity fees	266	278	266	-4%	5%
Total account and activity fee revenue	678	719	690	-6%	4%
Total fee revenue	$5,725	$4,424	$4,089	29%	8%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$406.4	$399.3	$392.2	2%	2%
Advisory programs	261.5	163.9	140.9	60%	16%
Insurance	80.7	73.5	73.3	10%	0%
Cash solutions	24.5	21.5	20.1	14%	7%

Shareholder accounting holdings serviced	26.6	25.7	24.2	4%	6%

(1)

Assets on which the Partnership earns asset-based fee revenue.  The U.S. portion of consolidated asset-based fee revenue was 98%, 97% and 98% for the years ended December 31, 2017, 2016 and 2015, respectively.

2017 vs. 2016

Asset-based fee revenue increased 36% in 2017 to $5,047 primarily led by an increase in advisory programs.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  In addition, a significant driver of the increase in the underlying clients' assets held was the strong market performance during 2017 compared to 2016, as discussed under "Overview" above, resulting in higher advisory program fees.  The increase in asset-based fee revenue in 2017 also reflected growth in fund adviser fees due to an increase in assets held in mutual funds in the BB Trust, however, this revenue was offset by the fees paid to the sub-advisers of the funds in the BB Trust.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and activity fee revenue decreased 6% in 2017 to $678 primarily due to lower shareholder accounting services fees as new and existing clients adopted advisory programs.

2016 vs. 2015

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

The increase in asset-based fee revenue during 2016 also reflected increases in service fees and other asset-based fees.  Service fees revenue increased due to the continued investment of client assets and increases in the market value of the underlying client assets held.  Other asset-based fees increased due to higher cash solutions revenue which reflected higher yields earned on money market funds as a result of higher interest rates in 2016 compared to 2015.  The higher yields decreased the amount of fees waived by the Partnership in order to maintain positive client yields on the funds.

Account and activity fee revenue increased 4% in 2016 to $719 primarily led by growth in shareholder accounting services fees due to the increase in the average number of client mutual fund holdings serviced.  Other account and activity fees increased in 2016 due to higher insurance contract service fees, which are fees earned for administrative support under contracts with certain insurance companies, due to the initiation of new contracts during 2015 that were in place for all of 2016.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 22% to $1,547 during 2017 and decreased 18% to $1,981 during 2016.

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Trade revenue:
Commissions revenue:
Mutual funds	$673	$919	$1,146	-27%	-20%
Equities	481	567	635	-15%	-11%
Insurance products	253	292	363	-13%	-20%
Total commissions revenue	1,407	1,778	2,144	-21%	-17%
Principal transactions	140	203	281	-31%	-28%
Total trade revenue	$1,547	$1,981	$2,425	-22%	-18%

Commissions related metrics:
Client dollars invested ($ billions)	$65.6	$78.8	$91.8	-17%	-14%
Margin per $1,000 invested	$21.4	$22.6	$23.3	-5%	-3%
U.S. business days	251	252	252	—	—

The decreases in trade revenue for 2017 and 2016 reflected the reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  The Partnership believes this trend may continue.  The Partnership continues to evaluate the transaction-based retirement account solutions available, with additional changes possible. Principal transactions revenue was negatively impacted in both 2017 and 2016 by a reduction in the number of unit investment trust products offered by the Partnership.  In addition, 2016 trade revenue was impacted by market uncertainties.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results for both 2017 and 2016 were also negatively impacted by a decrease in the profit margin earned.  In 2017, the margin earned decreased for mutual funds as larger average trade sizes resulted in additional breakpoints earned by clients, which resulted in lower commissions, for equities due to slightly larger average trade sizes which resulted in lower commissions, and for principal transactions due to a higher proportion of revenue from fixed income products which have lower margins.  In 2016, the margin earned decreased for mutual funds due to a shift to lower-margin debt mutual funds from equity mutual funds.  In 2016, the margin earned decreased for principal transactions due to the sustained low interest rate environment as clients continued to shift towards products with shorter maturities, which have lower margins.  These decreases in margin earned were slightly offset by an increase in the margin earned for insurance products in both years as clients have shifted their insurance product investments to life insurance products, which have higher margins.

Net Interest and Dividends

Net interest and dividends revenue increased 47% to $174 during 2017 and 42% to $118 during 2016.  Results for 2017 and 2016 reflected increases in short-term investing interest due to increases in the weighted average of funds invested and the weighted average rate earned, which was due to increases in the federal funds rate.  The increase in revenue for 2017 was slightly offset by an increase in interest expense on client credit balances.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating expenses:
Compensation and benefits:
Financial advisor	$3,158	$2,701	$2,655	17%	2%
Home office and branch	1,328	1,233	1,166	8%	6%
Variable compensation	813	672	820	21%	-18%
Total compensation and benefits	5,299	4,606	4,641	15%	-1%
Occupancy and equipment	416	396	382	5%	4%
Communications and data processing	324	302	286	7%	6%
Fund sub-adviser fees	99	57	30	74%	90%
Advertising	86	78	69	10%	13%
Professional and consulting fees	68	67	57	1%	18%
Postage and shipping	64	53	51	21%	4%
Other operating expenses	278	252	265	10%	-5%
Total operating expenses	$6,634	$5,811	$5,781	14%	1%

Related metrics (actual):
Number of branches:
At year end	13,449	12,928	12,482	4%	4%
Average	13,174	12,698	12,250	4%	4%
Financial advisors:
At year end	16,095	14,919	14,508	8%	3%
Average	15,435	14,647	14,294	5%	2%
Branch office administrators(1):
At year end	15,440	14,917	14,407	4%	4%
Average	15,234	14,669	14,223	4%	3%
Home office associates(1):
At year end	6,559	6,203	5,913	6%	5%
Average	6,504	6,050	5,803	8%	4%
Home office associates(1) per 100 financial advisors (average)	42.1	41.3	40.6	2%	2%
Branch office administrators(1) per 100 financial advisors (average)	98.7	100.2	99.5	-1%	1%
Average operating expenses per financial advisor(2)	$166,116	$162,559	$159,228	2%	2%

(1)	Counted on a full-time equivalent basis.
(2)

Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees. Prior period figures were revised to conform to the current period definition.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2017 vs. 2016

Operating expenses increased 14% in 2017 to $6,634, primarily due to a $693 increase in compensation and benefits (described below).

Financial advisor compensation and benefits expense increased 17% in 2017 primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors, and an increase in financial advisors qualifying for compensation programs.

Home office and branch compensation and benefits expense increased 8% in 2017 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages. The average number of the Partnership’s home office associates and BOAs increased 8% and 4%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s level of profit margin earned after expenses. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 21% in 2017 to $813 due to an increase in the Partnership's profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs. In 2017, the average number of home office associates and BOAs per 100 financial advisors increased 2% and decreased 1%, respectively.  The average operating expense per financial advisor increased 2% primarily due to the increase in home office and branch compensation and benefits expense due to the increase in the number of personnel, partially offset by the impact of spreading those costs over more financial advisors.  The Partnership’s longer term strategy is to grow its financial advisor network at a faster pace than its home office and branch support staff.  The Partnership expects to slow the growth in the number of personnel, thereby reducing the average operating expense per financial advisor, over the next few years.

2016 vs. 2015

Operating expenses increased 1% in 2016 to $5,811 primarily due to a $27 increase in fund sub-adviser fees and a $16 increase in communications and data processing expenses, offset by a $35 decrease in total compensation and benefits, primarily due to a decrease in variable compensation (described below).  The increase in fund sub-adviser fees was related to fees paid by Olive Street to sub-advisers which are offset by the investment advisory fee revenue earned by Olive Street, resulting in no impact on the Partnership’s net income.

Financial advisor compensation increased 2% in 2016 due to an increase in compensation programs expense, partially offset by a decrease in revenues on which commissions are earned.  Financial advisor compensation programs expense increased as a result of growth in the number of financial advisors and increased participation in existing compensation programs. As noted above, to support financial advisors' efforts through the pending implementation of the DOL fiduciary rule, the Partnership implemented certain enhancements to financial advisor compensation in September 2016. These enhancements resulted in higher financial advisor compensation programs expense in the fourth quarter of 2016.

Home office and branch compensation and benefits expense increased 6% in 2016 primarily due to higher wages and healthcare costs, as well as an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network. The average number of the Partnership’s home office associates and BOAs increased 4% and 3%, respectively. Variable compensation decreased 18% in 2016 to $672 as profitability declined.

In 2016, the average number of home office associates and BOAs per 100 financial advisors increased 2% and 1%, respectively.  The average operating expense per financial advisor increased 2% primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading those costs over more financial advisors.

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

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and insurance products.

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

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net revenue:
U.S.	$7,305	$6,381	$6,432	14%	-1%
Canada	201	176	187	14%	-6%
Total net revenue	7,506	6,557	6,619	14%	-1%

Operating expenses (excluding variable compensation):
U.S.	5,624	4,964	4,782	13%	4%
Canada	197	175	179	13%	-2%
Total operating expenses	5,821	5,139	4,961	13%	4%

Pre-variable income:
U.S.	1,681	1,417	1,650	19%	-14%
Canada	4	1	8	300%	-88%
Total pre-variable income	1,685	1,418	1,658	19%	-14%

Variable compensation:
U.S.	795	657	803	21%	-18%
Canada	18	15	17	20%	-12%
Total variable compensation	813	672	820	21%	-18%

Income (loss) before allocations to partners:
U.S.	886	760	847	17%	-10%
Canada	(14)	(14)	(9)	—	-56%
Total income before allocations to partners	$872	$746	$838	17%	-11%

Client assets under care ($ billions):
U.S.
At year end	$1,096.9	$942.8	$859.2	16%	10%
Average	$1,018.3	$895.8	$862.9	14%	4%
Canada
At year end	$24.4	$20.2	$17.3	21%	17%
Average	$22.2	$19.0	$18.4	17%	3%

Net new assets for the year ($ billions):
U.S.	$47.4	$38.9	$47.7	22%	-18%
Canada	$2.0	$1.4	$1.5	43%	-7%

Financial advisors (actual):
U.S.
At year end	15,347	14,259	13,839	8%	3%
Average	14,742	13,986	13,597	5%	3%
Canada
At year end	748	660	669	13%	-1%
Average	693	661	697	5%	-5%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2017 vs. 2016

Net revenue increased 14% ($924) in 2017 primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 36% ($1,314), led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of the implementation of the DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  In addition, a significant driver of the increase in the underlying clients' assets held was the strong market performance, resulting in higher advisory program fees.  Trade revenue decreased 22% ($429) primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs and lower profit margin earned.

Operating expenses (excluding variable compensation) increased 13% ($660) in 2017 primarily due to an increase in compensation and benefits for financial advisors.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors, and an increase in financial advisors qualifying for compensation programs.

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

Canada

2017 vs. 2016

Net revenue increased 14% ($25) in 2017 primarily due to an increase in asset-based fee revenue led by increases in advisory programs fees, due to the continued investment of client assets into advisory programs, and service fees.

Operating expenses (excluding variable compensation) increased 13% ($22) in 2017 primarily due to an increase in financial advisor compensation and benefits expense attributable to the increase in revenues on which commissions are earned and growth in the number of financial advisors.

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

Operating expenses (excluding variable compensation) decreased 2% ($4) in 2016 due to a decrease in financial advisor compensation attributable to the decrease in revenues on which financial advisor commissions are earned and fewer financial advisors.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Legislative and Regulatory Initiatives, the Partnership continues to monitor several Legislative and Regulatory Initiatives, including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, the DOL fiduciary rule and the potential for new legislation and regulation.

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

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.  On February 3, 2017, a Presidential Memorandum was issued that directed the DOL (i) to examine the rule to determine, among other things, whether it may adversely affect the ability of Americans to gain access to retirement information and retirement advice, (ii) as part of this examination, to prepare an updated economic and legal analysis concerning the likely impact of the rule, and (iii) to rescind or revise the rule, if the DOL makes certain affirmative determinations regarding the rule's impact.  In light of this directive, the DOL is currently reviewing the rule.  Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on July 1, 2019.

The Partnership has dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule required changes in the manner in which the Partnership serves clients with retirement accounts, which represents a substantial portion of the Partnership's business.  As a result, the Partnership's solutions available to retirement accounts include fee-based solutions, such as its advisory programs, and certain transaction-based solutions. The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.

Historically, the Partnership has served a majority of retirement accounts using transaction-based solutions.  As a result of the rule, clients may choose fee-based solutions a higher percentage of the time than they have historically, and not all solutions traditionally provided are available for all retirement accounts.  The Partnership has experienced a decrease in transaction-based revenue and an increase in fee-based revenue.  The overall impact of the rule ultimately may be materially adverse to the Partnership's financial condition, results of operations and liquidity.

Standard of Care Initiatives.  The SEC announced that it is in the process of drafting a proposed rule to address the standard of care for broker-dealers and investment advisers.  In addition, state legislators and other regulators are proposing laws and rules to articulate their required standard of care.  To the extent laws and regulations are not aligned, the Partnership could be negatively impacted.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 75% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2017, 2016 and 2015.  In addition, the Partnership derived 16%, 19% and 20% of its total revenue in 2017, 2016 and 2015, respectively, from one mutual fund complex.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests pursuant to the 2014 Plan.  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  The remaining $52 of Interests may be issued under the 2014 Plan at the discretion of the Partnership in the future.  Proceeds from the Interests issued under the 2014 Plan have been used for working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors.    The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the 2018 Plan.  The Partnership intends to offer initial Interests under the 2018 Plan during the latter part of 2018 and the initial offering under the 2018 Plan is expected to close early in 2019.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general corporate purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership's net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at December 31, 2017, net of reserve for anticipated withdrawals, was $2,505, an increase of $88 from December 31, 2016.  This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($90) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $60 and $161, respectively), partially offset by the net increase in Partnership loans outstanding ($31) and redemption of limited partner, subordinated limited partner and general partner interests ($13, $20 and $160, respectively).  During the years ended December 31, 2017, 2016 and 2015, the Partnership retained 13.8% of income allocated to general partners.

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

	As of December 31, 2017
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$890	$466	$1,446	$2,802
Partnership capital owned by partners with individual loans	$107	$5	$793	$905
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	12%	1%	55%	32%

Individual loans:
Individual bank loans	$27	$—	$—	$27
Individual Partnership loans	—	3	294	297
Total individual loans	$27	$3	$294	$324
Individual loans as a percent of total Partnership capital	3%	1%	20%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	60%	37%	36%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2017 and 2016:

	2017	2016
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit (“2013 Credit Facility”), which expires in November 2018.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of December 31, 2017, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2017 and 2016.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2017, 2016 and 2015, respectively, other than overnight draws made on the 2013 Credit Facility in September 2017 and October 2016 and on the uncommitted facility in September 2017, April 2017 and November 2016 for the purpose of testing draw procedures.

For details on covenants related to lines of credit, see Note 6 to the Consolidated Financial Statements.

Cash Activity

As of December 31, 2017, the Partnership had $846 in cash and cash equivalents and $1,164 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled $2,010 of Partnership liquidity as of December 31, 2017, a 4% ($71 million) increase from $1,939 at December 31, 2016.  This increase was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.  The Partnership had $10,099 and $12,680 in cash and investments segregated under federal regulations as of December 31, 2017 and 2016, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily attributed to the purchases of securities in client transactional retirement accounts before the implementation of the DOL fiduciary rule on June 9, 2017 and client adoption of advisory programs.

Capital Expenditures

The Partnership estimates 2018 capital spending of approximately $100 for construction and facilities improvements at home office locations in St. Louis and various branch offices and for technology upgrades.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2017 and 2016:

	2017	2016	% Change
U.S.:
Net capital	$1,107	$998	11%
Net capital in excess of the minimum required	$1,049	$941	11%
Net capital as a percentage of aggregate debit items	38.1%	35.0%	9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.6%	23.1%	-6%

Canada:
Regulatory risk-adjusted capital	$50	$37	35%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$42	$33	27%

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net capital and the related capital percentage may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with regulatory capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

The following table summarizes the Partnership’s long-term rental commitments as of December 31, 2017.  Subsequent to December 31, 2017, these commitments may have fluctuated based on changing business needs and conditions.  For further disclosure regarding rental commitments, see Note 11 to the Consolidated Financial Statements.

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Rental commitments	$168	$48	$34	$24	$10	$10	$294

In addition to the above table, the Partnership had the 2013 Credit Facility outstanding as of December 31, 2017 (see Note 6 to the Consolidated Financial Statements).  Additionally, the Partnership would incur termination fees of approximately $67 at December 31, 2017 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

Accruals for Contingencies.  The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential losses can be estimated, in accordance with FASB ASC No. 450, Contingencies.  See Note 12 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items.  The Partnership regularly monitors its exposures to potential losses.  The Partnership’s total accrued liability with respect to litigation and regulatory proceedings represents its estimate of probable losses, as determined under FASB ASC No. 450, Contingencies, after considering, among other factors, the progress of each case, the Partnership’s experience with other legal and regulatory matters and discussions with legal counsel.

Included in Note 1 to the Consolidated Financial Statements are additional discussions of the Partnership’s accounting policies.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Part II, Item 8 – Financial Statement and Supplementary Data – Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting standards.

EXECUTIVE COMMITTEE CHANGES

As previously disclosed, after over eleven years of service to Edward Jones and its clients, and pursuant to the terms of the Partnership Agreement, James A. Tricarico, Jr., general partner of the Partnership, member of the Partnership’s Executive and Management Committees, Chairman of the Partnership's Audit Committee, and the Partnership’s Chief Legal Officer, retired effective December 31, 2017.

After almost 35 years of service to Edward Jones and its clients, the Partnership announced that Timothy J. Kirley, general partner, member of the Partnership’s Executive and Management Committees, and the Edward Jones Country Leader in Canada, intends to retire effective June 1, 2018.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $12.7 billion, respectively, for the year ended December 31, 2017.  These investments earned interest at an average rate of approximately 86 basis points (0.86%) in 2017.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $32.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $96.   The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.  An increase in short-term interest rates currently has a lesser impact on net interest income as the increase in interest income earned on receivables from client margin balances and investments segregated under federal regulations would be primarily offset by an increase in interest expense paid on amounts payable to clients.

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

As of the end of the Partnership’s 2017 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2017 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017.

PART II

Item 8.Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2017 and 2016, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri

March 15, 2018

We have served as the Partnership’s auditor since 2002.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2017	2016
ASSETS:
Cash and cash equivalents	$846	$1,047
Cash and investments segregated under federal regulations	10,099	12,680
Securities purchased under agreements to resell	1,164	892
Receivable from:
Clients	3,300	3,129
Mutual funds, insurance companies and other	540	513
Brokers, dealers and clearing organizations	247	219
Securities owned, at fair value:
Investment securities	258	224
Inventory securities	50	43
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	544	549
Other assets	128	128

TOTAL ASSETS	$17,176	$19,424

LIABILITIES:
Payable to:
Clients	$12,810	$15,414
Brokers, dealers and clearing organizations	67	99
Accrued compensation and employee benefits	1,339	1,116
Accounts payable, accrued expenses and other	165	161
	14,381	16,790
Commitments and contingencies (Notes 11 and 12)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	890	902
Subordinated limited partners	463	421
General partners	1,152	1,094
Total	2,505	2,417
Reserve for anticipated withdrawals	290	217
Total partnership capital subject to mandatory redemption	2,795	2,634

TOTAL LIABILITIES	$17,176	$19,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2017	2016	2015
Revenue:
Fee revenue
Asset-based	$5,047	$3,705	$3,399
Account and activity	678	719	690
Total fee revenue	5,725	4,424	4,089
Trade revenue	1,547	1,981	2,425
Interest and dividends	265	193	158
Other revenue	60	34	22
Total revenue	7,597	6,632	6,694
Interest expense	91	75	75
Net revenue	7,506	6,557	6,619
Operating expenses:
Compensation and benefits	5,299	4,606	4,641
Occupancy and equipment	416	396	382
Communications and data processing	324	302	286
Fund sub-adviser fees	99	57	30
Advertising	86	78	69
Professional and consulting fees	68	67	57
Postage and shipping	64	53	51
Other operating expenses	278	252	265
Total operating expenses	6,634	5,811	5,781

Income before allocations to partners	872	746	838

Allocations to partners:
Limited partners	109	100	121
Subordinated limited partners	109	90	93
General partners	654	556	624
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$121.15	$110.55	$131.42

Weighted average $1,000 equivalent limited partnership units outstanding	896,566	908,919	921,747

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2014	$684	$362	$1,172	$2,218
Reserve for anticipated withdrawals	(52)	(27)	(166)	(245)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2014	$632	$335	$1,006	$1,973
Partnership loans outstanding, December 31, 2014	—	1	197	198
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2014	632	336	1,203	2,171
Issuance of partnership interests	296	43	132	471
Redemption of partnership interests	(12)	(9)	(140)	(161)
Income allocated to partners	121	93	624	838
Distributions	(47)	(67)	(377)	(491)
Total partnership capital, including capital financed with partnership loans	990	396	1,442	2,828
Partnership loans outstanding, December 31, 2015	—	(2)	(216)	(218)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2015	$990	$394	$1,226	$2,610
Reserve for anticipated withdrawals	(74)	(26)	(162)	(262)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2015	$916	$368	$1,064	$2,348
Partnership loans outstanding, December 31, 2015	—	2	216	218
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2015	916	370	1,280	2,566
Issuance of partnership interests	1	61	156	218
Redemption of partnership interests	(15)	(5)	(158)	(178)
Income allocated to partners	100	90	556	746
Distributions	(43)	(66)	(343)	(452)
Total partnership capital, including capital financed with partnership loans	959	450	1,491	2,900
Partnership loans outstanding, December 31, 2016	—	(5)	(261)	(266)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2016	$959	$445	$1,230	$2,634
Reserve for anticipated withdrawals	(57)	(24)	(136)	(217)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2016	$902	$421	$1,094	$2,417
Partnership loans outstanding, December 31, 2016	—	5	261	266
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2016	902	426	1,355	2,683
Issuance of partnership interests	1	60	161	222
Redemption of partnership interests	(13)	(20)	(160)	(193)
Income allocated to partners	109	109	654	872
Distributions	(43)	(73)	(376)	(492)
Total partnership capital, including capital financed with partnership loans	956	502	1,634	3,092
Partnership loans outstanding, December 31, 2017	—	(3)	(294)	(297)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2017	$890	$463	$1,152	$2,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	872	746	838
Depreciation and amortization	85	82	83

Changes in assets and liabilities:
Cash and investments segregated under federal regulations	2,581	(2,698)	(1,134)
Securities purchased under agreements to resell	(272)	(49)	(209)
Net payable to clients	(2,775)	2,846	908
Net receivable from brokers, dealers and clearing organizations	(60)	(31)	(55)
Receivable from mutual funds, insurance companies and other	(27)	(63)	(13)
Securities owned	(41)	(30)	(7)
Accrued compensation and employee benefits	223	122	14
Accounts payable, accrued expenses and other	4	(20)	19
Net cash provided by operating activities	590	905	444

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(80)	(73)	(94)
Net cash used in investing activities	(80)	(73)	(94)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	80	72	352
Redemption of partnership interests	(193)	(178)	(161)
Distributions from partnership capital	(598)	(616)	(637)
Net cash used in financing activities	(711)	(722)	(446)
Net (decrease) increase in cash and cash equivalents	(201)	110	(96)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,047	937	1,033
End of year	$846	$1,047	$937

Cash paid for interest	$90	$75	$75
Cash paid for taxes (Note 9)	$10	$12	$12

NON-CASH ACTIVITIES:
Issuance of general partnership interests through partnership loans in current year	$142	$146	$119

Repayment of partnership loans through distributions from partnership capital in current year	$111	$98	$99

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”).  All material intercompany balances and transactions have been eliminated in consolidation.  The results of the Partnership’s subsidiaries in Canada as of November 30, 2017 and 2016 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2017, 2016 and 2015 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership’s two operating segments for the years ended December 31, 2017, 2016 and 2015, see Note 13 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, L.L.C. ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder® Trust (the "BB Trust").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The Partnership evaluated subsequent events for recognition or disclosure through March 15, 2018, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure, except for the filing of the new registration statement disclosed in Note 7.

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

Asset-based fee revenue is derived from fees determined by the underlying value of client assets and includes advisory programs, service fees and revenue sharing.  The primary source of asset-based fee revenue is fees for investment advisory services within the Partnership’s advisory programs, including in the U.S., the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and, in Canada, the Edward Jones Portfolio Program® and the Edward Jones Guided Portfolios® program.

The Partnership also earns asset-based fee revenue through service fees received under agreements with mutual fund and insurance companies.  In addition, the Partnership earns revenue sharing from certain mutual fund and insurance companies.  In most cases, this is additional compensation paid by investment advisers, insurance companies or distributors based on a percentage of average assets held by the Partnership’s clients.

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

Trade revenue is composed primarily of commissions and principal transactions.  Commissions revenue consists of charges to clients for the purchase or sale of mutual fund shares, equities and insurance products.  Revenue from principal transactions primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations and certificates of deposit.

Interest and dividends revenue is earned on client margin (loan) account balances, cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell and Partnership loans.

The Partnership derived 16%, 19% and 20% of its total revenue for the years ended December 31, 2017, 2016 and 2015, respectively, from one mutual fund complex.  Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund complex could have a material impact on the Partnership’s results of operations.

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2017 and 2016.  In addition, there were no transfers into or out of Level I, II or III during these years.

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

Securities Purchased Under Agreements to Resell.  The Partnership participates in short-term resale agreements collateralized by government and agency securities.  These transactions are reported as collateralized financing and are carried at cost plus accrued interest.  The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements.  It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss.  In addition, the Partnership considers risk related to these resale agreements to be minimal due to the fact that these resale agreements are fully collateralized.  The fair value of the collateral related to these agreements was $1,184 and $907 as of December 31, 2017 and 2016, respectively, and was not repledged or sold.

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

Securities Owned and Sold, Not Yet Purchased.  Securities owned and sold, not yet purchased, primarily consisting of  inventory securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices.  The Partnership records the related unrealized gains and losses for inventory securities and certain investment securities in trade revenue in the Consolidated Statements of Income.  The unrealized gains and losses for investment securities related to the nonqualified deferred compensation plan are recorded in other revenue in the Consolidated Statements of Income.

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

Retirement Transition Plans.  The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors.  Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement.  Generally, the retirement and transition agreement is for five years.  During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors.  The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years.  Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years.  Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan.  As of December 31, 2017, $78      was accrued for future payments to advisors who have already started a plan, approximately $36 of which is expected to be paid in 2018.  As of December 31, 2016, $59 was accrued.  Successor financial advisors receive reduced compensation on transitioned assets for up to four years.

Lease Accounting.  The Partnership enters into lease agreements for certain home office facilities as well as branch office locations which are recorded as operating leases.  The associated lease expense is recognized on a straight-line basis over the lease term.

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability.  In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2017, 2016 and 2015.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

Recently Issued Accounting Standards.  In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 to January 1, 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or modified retrospective adoption by recognizing the cumulative effect of adoption at the date of initial application. The Partnership will adopt the new standard effective January 1, 2018 using the modified retrospective approach.  The Partnership finalized its evaluation of the new standard and concluded that the adoption of ASU 2014-09 will not have a material impact on the Consolidated Financial Statements and there will be no cumulative impact to partnership capital as of January 1, 2018.  However, the Partnership will provide additional disclosure of the Partnership's revenue recognition accounting policies and disaggregated revenues.  In addition, there will be a presentation change that will not impact the timing or amount of total revenue, net revenue or income before allocations to partners.

PART II

Item 8.Financial Statements and Supplementary Data, continued

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which became effective January 1, 2018. ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities. The Partnership has evaluated the new standard and concluded that ASU 2016-01 will not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will be effective January 1, 2019. ASU 2016-02 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities. The Partnership is in the process of evaluating the impact of ASU 2016-02 and expects, through the addition of significant lease assets and lease liabilities to the Consolidated Statements of Financial Condition, ASU 2016-02 will have a material impact on the Consolidated Statements of Financial Condition (amount will be dependent on leases outstanding at adoption date), but will not have a material impact on the Consolidated Statements of Income or net capital requirements of Edward Jones.

NOTE 2 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from clients is primarily composed of margin loan balances.  The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of December 31, 2017 and 2016 was $4,049 and $3,956, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers credit risk related to these receivables to be minimal.  Payable to clients is composed of cash amounts held by the Partnership due to clients.  Substantially all amounts payable to clients are subject to withdrawal upon client request.  The Partnership pays interest on the vast majority of credit balances in client accounts.

NOTE 3 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES AND OTHER

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31, 2017 and 2016:

	2017	2016
Deposit for Canadian retirement accounts	$257	$236
Asset-based fees from mutual fund and insurance companies	238	224
Fees for shareholder accounting services from mutual fund companies	45	53
Total	$540	$513

The deposit for Canadian retirement accounts is required by Canadian regulations.  The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 4 – FAIR VALUE

The following tables show the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$275	$—	$275

Investments segregated under federal regulations:
U.S. treasuries	$2,399	$—	$—	$2,399

Securities owned:
Investment securities:
Mutual funds(1)	$252	$—	$—	$252
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$257	$1	$—	$258

Inventory securities:
State and municipal obligations	$—	$24	$—	$24
Equities	16	—	—	16
Mutual funds	4	—	—	4
Certificates of deposit	—	4	—	4
Corporate bonds and notes	—	2	—	2
Total inventory securities	$20	$30	$—	$50

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART II

Item 8.Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2016
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$150	$—	$150

Investments segregated under federal regulations:
U.S. treasuries	$3,999	$—	$—	$3,999
Certificates of deposit	—	150	—	150
Total investments segregated under federal regulations	$3,999	$150	$—	$4,149

Securities owned:
Investment securities:
Mutual funds(1)	$209	$—	$—	$209
Government and agency obligations	9	—	—	9
Equities	5	—	—	5
Corporate bonds and notes	—	1	—	1
Total investment securities	$223	$1	$—	$224

Inventory securities:
Equities	$17	$—	$—	$17
State and municipal obligations	—	16	—	16
Mutual funds	7	—	—	7
Corporate bonds and notes	—	2	—	2
Other	—	1	—	1
Total inventory securities	$24	$19	$—	$43

NOTE 5 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2017 and 2016:

	2017	2016
Land	$26	$25
Buildings and improvements	938	911
Equipment, furniture and fixtures	617	610
Equipment, property and improvements, at cost	1,581	1,546
Accumulated depreciation and amortization	1,037	997
Equipment, property and improvements, net	$544	$549

Depreciation and amortization expense on equipment, property and improvements of $85, $82 and $83 is included in the Consolidated Statements of Income within the communications and data processing and occupancy and equipment categories for the years ended December 31, 2017, 2016 and 2015, respectively.

The Partnership's capital expenditures were $80, $73 and $94 for the years ended December 31, 2017, 2016 and 2015, respectively.  The capital expenditures in 2017 were primarily related to construction and facilities improvements at the north campus location in St. Louis and branch offices for technology support.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property.  This provides for potential property tax benefits over the life of the bonds (generally 10 years).  The Partnership is therefore both the bondholder and the debtor/lessee for these properties.  The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.  The amount issued as of December 31, 2017 and 2016 was approximately $350 at both dates.

NOTE 6 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2017 and 2016:

	2017	2016
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total lines of credit	$690	$690

In November 2013, the Partnership entered into an agreement with 12 banks for a five-year $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018 and replaced a similar credit facility.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  The 2013 Credit Facility has a tiered interest rate margin based on the Partnership's leverage ratio (ratio of total debt to total capitalization).  Borrowings made with a three-day advance notice will have a rate of LIBOR plus a margin ranging from 1.25% to 2.00%.  Same day borrowings, which are subject to certain borrowing notification cutoff times, will have a rate consisting of a margin ranging from 0.25% to 1.00% plus the greater of the prime rate, the federal funds effective rate plus 1.00%, or the one-month LIBOR rate plus 1.00%.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of December 31, 2017, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2017 and 2016.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2017, 2016 and 2015, respectively, other than overnight draws made on the 2013 Credit Facility in September 2017 and October 2016 and on the uncommitted facility in September 2017, April 2017 and November 2016 for the purpose of testing draw procedures.

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of December 31, 2017 and 2016, the outstanding amount of Partnership loans was $297 and $266, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $13, $10 and $8 for the years ended December 31, 2017, 2016 and 2015, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The minimum 7.5% annual return on the face amount of limited partnership capital was $67, $68 and $69 for the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31, 2017 and 2016:

	2017	2016
Partnership loans outstanding at beginning of year	$266	$218
Partnership loans issued during the year	142	146
Repayment of Partnership loans during the year	(111)	(98)
Total Partnership loans outstanding	$297	$266

The Partnership filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") on January 17, 2014, to register $350 of Interests to be issued pursuant to the Partnership's 2014 Employee Limited Partnership Interest Purchase Plan (the "2014 Plan").  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  The remaining $52 of Interests may be issued under the 2014 Plan at the discretion of the Partnership in the future.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership intends to offer initial Interests under the 2018 Plan during the latter part of 2018 and the initial offering under the 2018 Plan is expected to close early in 2019.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2017 and 2016:

	2017	2016
U.S.:
Net capital	$1,107	$998
Net capital in excess of the minimum required	$1,049	$941
Net capital as a percentage of aggregate debit items	38.1%	35.0%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	21.6%	23.1%

Canada:
Regulatory risk-adjusted capital	$50	$37
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$42	$33

PART II

Item 8.Financial Statements and Supplementary Data, continued

Net capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements.

NOTE 9 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners.  However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2017 and 2016, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $300 and $247, respectively.  The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid.  Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital.  The Partnership did not have any significant uncertain tax positions as of December 31, 2017 and 2016 and is not aware of any tax positions that will significantly change during the next twelve months.  The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business.  Tax years prior to 2014 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees and principals, a Group Registered Retirement Savings Plan covering all eligible Canada employees and principals, and a Deferred Profit Sharing Plan covering all eligible Canada employees.  The Partnership contributed approximately $178, $156 and $169 in total to these plans for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 11 – COMMITMENTS, GUARANTEES AND RISKS

The Partnership leases home office and branch office space under numerous non-cancelable operating leases from non-affiliates and financial advisors. Branch offices are leased generally for terms of three to five years.  Rent expense is recognized on a straight-line basis over the lease term.  Rent and other lease-related expenses were approximately $284, $268, and $254 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Partnership's non-cancelable lease commitments greater than one year as of December 31, 2017, are summarized below:

2018	$168
2019	48
2020	34
2021	24
2022	10
Thereafter	10
Total	$294

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

PART II

Item 8.Financial Statements and Supplementary Data, continued

In addition to the commitments discussed above, as of December 31, 2017, the Partnership would be subject to termination fees of approximately $67 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  As of December 31, 2017, the Partnership made no such decision to terminate these services.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.  As of December 31, 2017, the Partnership also has a revolving unsecured line of credit available (see Note 6).

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, under which loans are collateralized by securities in client accounts (see Note 2).  The Partnership could be liable for the margin requirement of its client margin securities transactions.  To mitigate this risk, the Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements.

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

The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at December 31, 2017, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

PART II

Item 8.Financial Statements and Supplementary Data, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $6 to $16 as of December 31, 2017.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2017 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

Each segment, in its geographic location, primarily derives revenue from the retail brokerage business from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and insurance products.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net revenue:
U.S.	$7,305	$6,381	$6,432
Canada	201	176	187
Total net revenue	$7,506	$6,557	$6,619

Net interest and dividends revenue:
U.S.	$170	$116	$81
Canada	4	2	2
Total net interest and dividends revenue	$174	$118	$83

Pre-variable income (loss):
U.S.	$1,681	$1,417	$1,650
Canada	4	1	8
Total pre-variable income	$1,685	$1,418	$1,658

Variable compensation:
U.S.	$795	$657	$803
Canada	18	15	17
Total variable compensation	$813	$672	$820

Income (loss) before allocations to partners:
U.S.	$886	$760	$847
Canada	(14)	(14)	(9)
Total income before allocations to partners	$872	$746	$838

Capital expenditures:
U.S.	$78	$72	$93
Canada	2	1	1
Total capital expenditures	$80	$73	$94

Depreciation and amortization:
U.S.	$83	$80	$81
Canada	2	2	2
Total depreciation and amortization	$85	$82	$83

Total assets at year end:
U.S.	$16,563	$18,850	$15,897
Canada	613	574	459
Total assets	$17,176	$19,424	$16,356

Financial advisors at year end:
U.S.	15,347	14,259	13,839
Canada	748	660	669
Total financial advisors	16,095	14,919	14,508

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 14 – RELATED PARTIES

As of December 31, 2017, Edward Jones leased approximately 10% of its branch office space from its financial advisors (see Note 11).  Rent expense related to these leases approximated $30, $28 and $27 for the years ended December 31, 2017, 2016 and 2015, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

Olive Street is the investment adviser to the sub-advised mutual funds of the BB Trust and has primary responsibility for setting overall investment strategies and selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees.  Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers.  The investment adviser fee revenue earned by Olive Street, included within asset-based fee revenue on the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income.  The total amounts recognized for the years ended December 31, 2017, 2016 and 2015 were $91, $57 and $30, respectively.

Passport Research, Ltd. ("Passport Research") is the investment adviser to the Edward Jones Money Market Fund.  In 2017, the Partnership acquired the remaining 50.5% general partner interest of Passport Research from Federated Investment Management Company, resulting in 100% ownership of Passport Research.  The transaction did not have a material impact on the Consolidated Financial Statements.  Passport Research has contractually agreed to waive fees and/or reimburse fund operating expenses to the extent necessary to limit the annual operating expense of the fund.  Further, Edward Jones earns certain fees from the fund, some of which may be voluntarily waived.  In 2017, total fees waived were $22.

In the normal course of business, partners and associates of the Partnership and its affiliates use the same advisory, brokerage and trust services of the Partnership as unrelated third parties, with certain discounts on commissions and fees for certain services.  The Partnership has included balances arising from such transactions in the Consolidated Financial Statements on the same basis as other clients.

The Partnership recognizes interest income for the interest earned from partners who elect to finance a portion or all of their Partnership capital contributions through loans made available from the Partnership (see Note 7).

NOTE 15 – QUARTERLY INFORMATION

(Unaudited)

	2017 Quarters Ended
	Mar 31	Jun 30	Sep 29	Dec 31
Net revenue	$1,797	$1,882	$1,852	$1,975
Income before allocations to partners	$197	$225	$211	$239
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.33	$31.27	$29.33	$33.22

	2016 Quarters Ended
	Mar 25	Jun 24	Sep 30	Dec 31
Net revenue	$1,561	$1,660	$1,683	$1,653
Income before allocations to partners	$191	$208	$186	$161
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$28.30	$30.80	$27.49	$23.96

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31, 2017 and 2016:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral(1)	Net amount
2017	$1,164	—	1,164	—	(1,164)	$—
2016	$892	—	892	—	(892)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

PART II

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation, with the participation of its management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating and implementing possible controls and procedures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

Management's report on internal control over financial reporting and the report of independent registered  public  accounting  firm  are  set  forth in  Part  II,  Item  8 – Financial Statements and Supplementary Data of  this  Annual  Report  on Form 10-K.

Changes in Internal Control Over Financial Reporting.  There was no change in the Partnership's  internal  control  over  financial  reporting  (as defined in Rules 13a-15(f) and  15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors.  As of February 23, 2018, the Partnership was composed of 442 general partners, 18,885 limited partners and 447 subordinated limited partners.

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

Executive Committee.  The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner.  Under the terms of the Partnership Agreement, the members of the Executive Committee are the executive officers of the Partnership.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging his functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee. The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  Throughout 2017, the Executive Committee was comprised of James D. Weddle, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Timothy J. Kirley, Penny Pennington, Daniel J. Timm and James A. Tricarico, Jr.  Effective December 31, 2017, Mr. Tricarico retired from the Partnership and was no longer a member of the Executive Committee.  On January 12, 2018, Mr. Kirley announced his intention to retire from the Partnership effective June 1, 2018.

The following table is a listing as of February 23, 2018 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility.  Under the terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65.  The members’ biographies are below.

		Executive	General
Name	Age	Committee	Partner	Area of Responsibility
James D. Weddle	64	2005	1984	Managing Partner
Kevin D. Bastien	52	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	48	2014	2002	Branch Development
Vincent J. Ferrari	57	2017	2004	Information Systems
Timothy J. Kirley	64	2016	1994	Canadian Operations
Penny Pennington	54	2014	2006	Client Strategies Group
Daniel J. Timm	59	2009	1998	Branch Development

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

Kenneth R. Cella, Jr., Branch Development – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002.  Mr. Cella assumed shared responsibility for the Branch Development division, which encompasses Financial Advisor Talent Acquisition, Branch Office Administrator Talent Acquisition and Performance, Branch Training, Branch Administration, Branch Insights, Learning and Support, and Branch and Region Development, in July 2014.  Previously he worked as a financial advisor and has been responsible for various areas of the Client Strategies Group, including mutual funds, insurance, banking and advisory areas and for the Branch Training department.  Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis.  Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors and Private Client Group Steering Committee.

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

Management Committee.  The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee.  As of February 23, 2018, the Management Committee consisted of 19 general partners.  The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries.  The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership.  General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

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

As of February 23, 2018, the Audit Committee was comprised of Vincent J. Ferrari, Chairman, James D. Weddle, Kevin D. Bastien, Penny Pennington, Robert F. Cullen III, the general partner responsible for the Internal Audit division, Lisa M. Dolan, a member of the Management Committee and a general partner in the Finance division, Chris Lewis, a member of the Management Committee and general partner in the Legal division, and independent members of the committee Ed Glotzbach and Mark Wuller.  Effective December 31, 2017, James A. Tricarico, Jr. retired from the Partnership and was no longer a member of the Audit Committee.

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

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement.  The Managing Partner is ultimately responsible for the Partnership's risk management.  The Managing Partner has designated the Partnership's Executive Committee as having responsibility for overall risk management.  As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – Executive Committee, as of February 23, 2018, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly and meets monthly to meet its responsibilities.

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

Enterprise Risk Management Committee ("ERM Committee") – governance committee responsible for facilitating the Partnership's identification of risks and assisting and collaborating with other governance committees as well as supporting committees that may oversee specific risks.  The ERM Committee also helps coordinate and serves as a resource regarding the Partnership's risk management activities.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business.  The Partnership is exposed to operational risk and its business model is dependent on complex information technology systems, and there is a degree of exposure to systems failure.  Further, the Partnership's information technology systems are subject to security breaches.  The Partnership has processes in place designed to safeguard and monitor against security breaches and other disruptions.  A business continuity planning process has been established to respond to severe business disruptions.  The Partnership has data centers in Arizona and Missouri.  These data centers act as disaster recovery sites for each other.  While these data centers are designed to be redundant for each other, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses.

In order to address the Partnership’s risk of identifying fraudulent or inappropriate activity, the Partnership has an anonymous ethics hotline for employees to report suspicious activity for review and disciplinary action when necessary.  The Partnership’s Internal Audit and Compliance divisions investigate reports as they are received.  The Internal Audit and Compliance divisions review other Partnership activity to assist in risk identification and identification of other inappropriate activities.  In addition, the Partnership communicates and provides ongoing training regarding the Partnership’s privacy requirements and information security policies to better protect client information.

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

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the Executive Committee members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement.  Of the Partnership’s net income allocated to general partners, including the Executive Committee members, 92% is allocable based upon their respective general partner ownership interests in the Partnership.  General partner ownership interests are set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee.  General partner ownership interests held by each Executive Committee member ranged from 0.50% to 1.90% in 2017, 0.40% to 1.90% in 2016, and 1.25% to 2.04% in 2015.  The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee.

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

Summary Compensation Table

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2017 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
James D. Weddle	2017	$250,000	$12,663	$11,180,799	$11,443,462
CEO	2016	250,000	12,005	10,937,024	11,199,029
	2015	250,000	13,171	13,689,769	13,952,940
Kevin D. Bastien	2017	$175,000	$12,663	$11,582,894	$11,770,557
CFO	2016	175,000	12,005	9,856,554	10,043,559
	2015	175,000	13,171	10,985,450	11,173,621
Daniel J. Timm	2017	$175,000	$12,663	$10,378,707	$10,566,370
General Partner - Branch Development	2016	175,000	12,005	9,385,120	9,572,125
	2015	175,000	13,171	11,040,079	11,228,250
Penny Pennington	2017	$175,000	$12,663	$10,351,044	$10,538,707
General Partner - Client Strategies Group
James A. Tricarico, Jr.	2017	$175,000	$12,663	$10,229,062	$10,416,725
General Partner - Legal and Compliance	2016	175,000	12,005	8,956,780	9,143,785
	2015	175,000	13,171	10,118,177	10,306,348

(1)

Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.  One Executive Committee member, Penny Pennington, received a portion of the 8% net income allocation for the periods presented in the table.

Pay Ratio Disclosure

The Dodd-Frank Act and related regulations require the Partnership to disclose the ratio of the compensation of the Managing Partner and compensation of a median employee of the Partnership as calculated in accordance with Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act.  The median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $61,826 and the annual total compensation of the Managing Partner was $11,443,462, or a ratio of 185 to 1.  The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on his or her annual salary.  The median employee was selected from a population that represented all employees as of December 31, 2017, using salary and benefits, variable compensation, and allocations of Partnership net income as of December 31, 2016, consistently applied across the employee population.  After identifying the median employee, annual total compensation for the median employee and the Managing Partner was calculated using the same methodology as was used in the Summary Compensation Table above.  This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 23, 2018, the ownership of limited partnership interests by each Executive Committee member named in the Summary Compensation Table and the Executive Committee members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	James D. Weddle	$—	0%
Limited Partnership Interests	Kevin D. Bastien	$—	0%
Limited Partnership Interests	Daniel J. Timm	$105,000	*
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	James A. Tricarico, Jr.	$—	0%

Limited Partnership Interests	All Executive Committee Members as a Group (7 persons)	$259,600	*

*	Each of the Executive Committee members named in the Summary Compensation Table and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Partnership leases approximately 10% of its branch office space from its financial advisors.  Rent expense related to these leases approximated $30 million, $28 million and $27 million for the years ended December 31, 2017, 2016 and 2015, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

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

Policy for Review and Approval of Transactions with Related Persons

The Partnership maintains a policy with respect to related person transactions applies to transactions, arrangements and relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of SEC Regulation S-K in which the aggregate amount involved exceeds $120,000 in any calendar year, and in which a related person has or will have a direct or indirect material interest.  For purposes of the policy, the term ‘‘related person’’ has the meaning set forth in Item 404(a) of SEC Regulation S-K ‘‘Transactions with related persons, promoters and certain control persons’’.

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

As of December 31, 2017, the following transaction met the definition of a related person transaction pursuant to Item 404(a) of SEC Regulation S-K.  This contract was subject to review by appropriate areas within the Partnership prior to execution.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence, continued

Touch of Class, Inc.

On August 1, 2012, the Partnership entered into a vendor agreement with Touch of Class, Inc. to provide artwork in the Partnership’s branch offices through July 31, 2016.  This agreement was amended as of August 1, 2016 to extend the agreement through July 31, 2021.  Touch of Class, Inc. is 100% owned by Shelia Timm, Eric Timm and Ashley Mendez, spouse, son and daughter, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee.  The total amount paid to Touch of Class, Inc. in 2017 pursuant to this agreement was approximately $322,000.

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

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was a financial advisor during 2017 (and presently).  During 2016, Ms. Renk was admitted as a general partner of the Partnership. Ms. Renk earned approximately $933,000 during 2017 and has been associated with the Partnership for 23 years.  The program under which Ms. Renk is paid is consistent with the programs provided to other general partner financial advisors of the Partnership.  Ms. Renk financed her Partnership capital contribution with a $297,000 Partnership loan.  During 2017, approximately $38,000 was paid to reduce the loan balance, through her share of general partnership earnings and other payments, and $12,000 was paid in interest.  As of December 31, 2017, Ms. Renk's outstanding Partnership loan balance was $259,000 and the interest rate on the loan was 4.25%.  The terms of Ms. Renk's Partnership loan are consistent with the terms provided to other general partners.

James D. Weddle, a member of the Partnership’s Executive Committee, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2017 (and presently).  Mr. Selner earned approximately $299,000 in compensation during 2017 and has been employed by the Partnership for 12 years.  The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid and accrued by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2017	2016
Audit fees	$2,668	$2,586
Audit-related fees(1)	1,237	1,210
Tax fees(2)	303	948
Other(3)	6	6
Total fees	$4,214	$4,750

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other primarily consists of fees for consulting services.

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2017 and 2016.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	47

		Report of Independent Registered Public Accounting Firm	48

		Consolidated Statements of Financial Condition as of December 31, 2017 and 2016	50

		Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015	51

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2017, 2016 and 2015	52

		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	53

		Notes to Consolidated Financial Statements	54

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2017 and 2016	89

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2017, 2016 and 2015	90

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	91

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

EXHIBIT INDEX

Exhibit Number		Description
3.26	*

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

3.30	*

Twenty-Eighth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 20, 2017, incorporated by reference from Exhibit 3.30 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 29, 2017.

3.31	**	Twenty-Ninth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 17, 2017.
3.32	**	Thirtieth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 20, 2017.
3.33	**	Thirty-First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 24, 2018.
3.34	**	Thirty-Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 21, 2018.
10.1	*

Ordinance No. 24,182 authorizing Amendments of certain existing Agreements entered into by St. Louis County, Missouri, in connection with the issuance of its Taxable Industrial Revenue Bonds (Edward Jones Maryland Heights Project) approved November 12, 2009, incorporated by reference from Exhibit 10.6 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.2	*

Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference from The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.3	*

Share Purchase Agreement between Edward D. Jones & Co., L.P. and Towry Law Finance Company Limited, dated October 22, 2009, incorporated by reference to Exhibit 10.21 from The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.4	*

Amended and Restated Credit Agreement by The Jones Financial Companies, L.L.L.P. and Wells Fargo Bank, National Association, for a $400,000,000 revolving line of credit, dated November 15, 2013, incorporated by reference from Exhibit 10.6 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

EXHIBIT INDEX

Exhibit Number		Description
10.5	*

Eleventh Amended and Restated Agreement of Limited Partnership Agreement of Edward D. Jones & Co., L.P. dated March 10, 2010, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.6	*

The Jones Financial Companies, L.L.L.P. 2014 Employee Limited Partnership Interest Purchase Plan, incorporated by reference from Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-193431) filed on January 17, 2014. (Constitutes a management contract or compensatory plan or arrangement)

10.7	*

The Jones Financial Companies, L.L.L.P. 2018 Employee Limited Partnership Interest Purchase Plan, incorporated by reference from Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-222541) filed on January 12, 2018. (Constitutes a management contract or compensatory plan or arrangement)

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
March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner	March 15, 2018
James D. Weddle	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	March 15, 2018
Kevin D. Bastien	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2017	2016
ASSETS:

Cash and cash equivalents	$308	$456

Investment securities	7	9

Investment in subsidiaries	2,462	2,150

Other assets	19	19

TOTAL ASSETS	$2,796	$2,634

LIABILITIES:

Accounts payable and accrued expenses	$1	$—

Partnership capital subject to mandatory redemption	$2,795	$2,634

TOTAL LIABILITIES	$2,796	$2,634

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
NET REVENUE
Subsidiary earnings	$858	$738	$833
Management fee income	99	100	99
Other	15	10	7

Total revenue	972	848	939

Interest expense	67	68	69

Net revenue	905	780	870

OPERATING EXPENSES
Compensation and benefits	31	32	30
Other operating expenses	2	2	2

Total operating expenses	33	34	32

INCOME BEFORE ALLOCATIONS TO PARTNERS	$872	$746	$838

Allocations to partners	(872)	(746)	(838)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	872	746	838
Changes in assets and liabilities:
Investment in subsidiaries	(312)	105	(179)
Investment securities	2	—	—
Other assets	—	(4)	—
Accounts payable and accrued expenses	1	—	(1)
Net cash provided by operating activities	563	847	658

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	80	72	352
Redemption of partnership interests	(193)	(178)	(161)
Distributions from partnership capital	(598)	(616)	(637)
Net cash used in financing activities	(711)	(722)	(446)

Net (decrease) increase in cash and cash equivalents	(148)	125	212

CASH AND CASH EQUIVALENTS:

Beginning of year	456	331	119
End of year	$308	$456	$331

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$142	$146	$119
Repayment of partnership loans through distributions from partnership capital in current year	$111	$98	$99
Declaration of distributions from subsidiary in current year but received after year end	$129	$—	$—

These financial statements should be read in conjunction with the Notes to the

Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P.