Form 10-Q
period 2018-03-30
JONES FINANCIAL COMPANIES LLLP
filed 2018-05-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of April 27, 2018, 891,593 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 30,	December 31,
(Dollars in millions)	2018	2017
ASSETS:
Cash and cash equivalents	$1,017	$846
Cash and investments segregated under federal regulations	9,069	10,099
Securities purchased under agreements to resell	824	1,164
Receivable from:
Clients	3,335	3,300
Mutual funds, insurance companies and other	600	540
Brokers, dealers and clearing organizations	256	247
Securities owned, at fair value:
Investment securities	251	258
Inventory securities	97	50
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	547	544
Other assets	122	128

TOTAL ASSETS	$16,118	$17,176

LIABILITIES:
Payable to:
Clients	$12,024	$12,810
Brokers, dealers and clearing organizations	121	67
Accrued compensation and employee benefits	1,076	1,339
Accounts payable, accrued expenses and other	189	165
	13,410	14,381
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	892	890
Subordinated limited partners	509	463
General partners	1,111	1,152
Total	2,512	2,505
Reserve for anticipated withdrawals	196	290
Total partnership capital subject to mandatory redemption	2,708	2,795

TOTAL LIABILITIES	$16,118	$17,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 30, 2018	March 31, 2017
Revenue:
Fee revenue
Asset-based	$1,453	$1,115
Account and activity	172	172
Total fee revenue	1,625	1,287
Trade revenue	364	457
Interest and dividends	79	58
Other revenue	6	13
Total revenue	2,074	1,815
Interest expense	32	18
Net revenue	2,042	1,797
Operating expenses:
Compensation and benefits	1,454	1,277
Occupancy and equipment	109	102
Communications and data processing	80	81
Fund sub-adviser fees	30	20
Advertising	25	23
Professional and consulting fees	18	17
Postage and shipping	14	15
Other operating expenses	79	65
Total operating expenses	1,809	1,600

Income before allocations to partners	233	197

Allocations to partners:
Limited partners	27	25
Subordinated limited partners	30	25
General partners	176	147
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.16	$27.33

Weighted average $1,000 equivalent limited partnership units outstanding	893,700	901,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	233	197
Depreciation and amortization	22	20

Changes in assets and liabilities:
Investments segregated under federal regulations	402	9
Securities purchased under agreements to resell	340	123
Net payable to clients	(821)	(11)
Net receivable from brokers, dealers and clearing organizations	45	50
Receivable from mutual funds, insurance companies and other	(60)	(89)
Securities owned	(40)	(37)
Other assets	6	(6)
Accrued compensation and employee benefits	(263)	(177)
Accounts payable, accrued expenses and other	24	14
Net cash (used in)/provided by operating activities	(112)	93

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(25)	(23)
Net cash used in investing activities	(25)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	57	64
Redemption of partnership interests	(159)	(153)
Distributions from partnership capital	(218)	(157)
Net cash used in financing activities	(320)	(246)
Net decrease in cash, cash equivalents and restricted cash	(457)	(176)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,537	9,572
End of period	$8,080	$9,396

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  All material intercompany balances and transactions have been eliminated in consolidation.  The results of the Partnership’s subsidiaries in Canada as of February 28, 2018 and November 30, 2017 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three month periods ended February 28, 2018 and 2017 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder® Trust.  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund.

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report, except as disclosed in Note 2 herein.  The results of operations for the three month period ended March 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.  These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance.  The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018.  An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or modified retrospective adoption by recognizing the cumulative effect of adoption at the date of initial application.  Effective January 1, 2018, the Partnership adopted ASU 2014-09 using the modified retrospective method.  As a result of adoption, there was no cumulative impact to Partnership capital as of January 1, 2018, no impact to total revenue for the quarter ended March 30, 2018 and no impact to the consolidated statements of financial condition as of March 30, 2018.  There was a presentation change that did not impact the timing or amount of total revenue, net revenue or income before allocations to partners.  See Note 3 for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities.  The Partnership adopted ASU 2016-01 effective January 1, 2018 and adoption did not have a material impact on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”).  ASU 2016-18 requires restricted cash to be included within cash and cash equivalents on the Consolidated Statements of Cash Flows.  The Partnership's restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Partnership adopted ASU 2016-18 on a retrospective basis during the first quarter of 2018, which resulted in including restricted cash of $7,063, $7,691, $8,370 and $8,525 as of March 30, 2018, December 31, 2017, March 31, 2017 and December 31, 2016, respectively, to the cash and cash equivalents balances on the Consolidated Statements of Cash Flows.

NOTE 3 – REVENUE

Revenue Recognition.  The Partnership's revenue is recognized based on contracts with clients, mutual fund companies, insurance companies and other product providers.  As a full-service brokerage firm, Edward Jones provides clients with custodial services, including safekeeping of client funds, collecting and disbursing funds from a client's account, and providing trade confirmations and account statements.  The Partnership does not charge a separate fee for these services.  Revenue is generally recognized in the same manner for both the U.S. and Canada segments.  The Partnership classifies its revenue into the following categories:

Asset-based fee revenue – Revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fee revenue.  The primary source of asset-based fee revenue is generated from program fees for investment advisory services provided within the Partnership’s advisory programs, including in the U.S., the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and, in Canada, the Edward Jones Portfolio Program® and the Edward Jones Guided Portfolios® program.  Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date.  Program fees are based on the average daily market value of client assets in the program and are charged to clients monthly and collected the following month.  The investment advisory services performed in an advisory program contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contract has one performance obligation and program fee revenue is recognized over time as clients simultaneously receive and consume the benefit from the investment advisory services performed by the Partnership.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The Partnership has selling agreements with mutual fund and insurance companies that allow the Partnership to sell that company's products to clients (see Trade revenue below for the associated commissions earned from clients).  The selling agreements, along with the prospectuses for mutual funds, also allow the Partnership to earn service fees for providing certain ongoing distribution and marketing support services for that company's products which are held by Edward Jones clients.  Service fees are generally based on the average daily market value of client assets held in a company's mutual fund or insurance product.  For future service fees the Partnership may earn on existing client assets, market constraints prevent reasonably estimating the transaction price and estimates could result in significant revenue reversals.  Thus, service fee revenue is recognized monthly at the time the market constraints have been removed, the transaction price is known and the services have been performed.  Other asset-based fee revenue consists of revenue sharing, fund advisor fees, cash solutions and Trust Co. fees.  The Partnership has agreements with clients or product providers to earn other asset-based fees for providing services, which generally include providing investment advice or service to clients or mutual funds, or marketing support or other services to product providers.  Fees are generally based on asset values held in clients' accounts.  The services performed for other asset-based fee contracts are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contracts have one performance obligation and revenue is recognized over time as the customer simultaneously receives and consumes the benefit from the services performed by the Partnership.  For both service fees and other asset-based fee revenue, revenue is collected monthly or quarterly based on the agreements and the agreements generally do not have a term.  Due to the timing of receipt of information, the Partnership must use estimates in recording the accruals related to certain asset-based fees, which are based on historical trends and are adjusted to reflect market conditions for the period covered.

Account and activity fee revenue – Revenue is derived from fees based on the number of accounts or activity and includes shareholder accounting services fees, self-directed individual retirement account ("IRA"), and other activity-based fee revenue from clients, mutual fund companies and insurance companies.  The Partnership has agreements with mutual fund companies for shareholder accounting services in which the Partnership performs certain transfer agent support services, which may include tracking client holdings, distributing dividends and shareholder information to clients, and responding to client inquiries.  Shareholder accounting services fees are based on the number of mutual fund positions held by clients and fees are collected monthly or quarterly based on the agreements, which generally do not have a term.  The transfer agent support services performed in a shareholder accounting services contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contract has one performance obligation and revenue is recognized over time as the mutual fund company simultaneously receives and consumes the benefit from the services performed by the Partnership.  The Partnership also earns retirement account fees for providing reporting services pursuant to the Internal Revenue Code and account maintenance services.  Clients are charged an annual fee per account for these services.  Revenue is recognized over a one-year period as the services are provided, which are simultaneously received and consumed by the client.

Trade revenue – Revenue is derived from fees based on client transactions and includes commissions and principal transactions.  The primary source of trade revenue is commissions revenue which consists of charges to clients for the purchase or sale of mutual fund shares, equities and insurance products.  Principal transactions revenue primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit.  Principal transactions are generally entered into by the Partnership to facilitate a client's buy or sell order for certain fixed income products.  Brokerage contracts outline the transaction services to be performed for a client under the contract and do not have a term.  The transaction charge to clients varies based on the product and size of the trade.  The Partnership also has contracts with various companies which allow the Partnership to sell that company's products to clients and receive a certain commission.  Trade revenue is recognized at a point in time when the transaction is placed, or trade date.  On trade date the client obtains control through a right to either own a security for a purchase or receive payment for a sale.  Transaction charges are received no later than settlement date.

Interest and dividends revenue – Interest revenue is earned on client margin (loan) account balances.  In addition, interest revenue is earned on cash and cash equivalents, cash and investments segregated under federal regulations, securities purchased under agreements to resell and Partnership loans, none of which is based on revenue contracts with clients.

Other forms of revenue are recorded on an accrual basis.  Activity or transaction-based revenue is recorded at a point in time when the transaction occurs and asset-based revenue is recorded over time as the services are provided.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

As of March 30, 2018 and December 31, 2017, $379 and $346, respectively, of the receivable from clients balance and $280 and $279, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.  The following table shows the Partnership's disaggregated revenue information.  See Note 8 for segment information.

	Three Months Ended March 30, 2018			Three Months Ended March 31, 2017
	U.S.	Canada	Total	U.S.	Canada	Total
Revenue
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$982	$13	$995	$685	$9	$694
Service fees	305	22	327	298	18	316
Other asset-based fees	131	—	131	105	—	105
Total asset-based fee revenue	1,418	35	1,453	1,088	27	1,115
Account and activity fee revenue:
Shareholder accounting services fees	109	—	109	105	—	105
Other account and activity fee revenue	59	4	63	64	3	67
Total account and activity fee revenue	168	4	172	169	3	172
Total fee revenue	1,586	39	1,625	1,257	30	1,287
Trade revenue:
Commissions	318	14	332	401	14	415
Principal transactions	31	1	32	41	1	42
Total trade revenue	349	15	364	442	15	457
Net interest and dividends revenue	45	2	47	39	1	40
Other revenue	4	2	6	11	2	13
Net revenue	$1,984	$58	$2,042	$1,749	$48	$1,797

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2017.

The Partnership did not have any assets or liabilities categorized as Level III during the three and twelve month periods ended March 30, 2018 and December 31, 2017, respectively.  In addition, there were no transfers into or out of Levels I, II or III during these periods.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	March 30, 2018
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$276	$—	$276

Investments segregated under federal regulations:
U.S. treasuries	$1,998	$—	$—	$1,998

Securities owned:
Investment securities:
Mutual funds(1)	$245	$—	$—	$245
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$250	$1	$—	$251

Inventory securities:
State and municipal obligations	$—	$40	$—	$40
Equities	34	—	—	34
Mutual funds	7	—	—	7
Certificates of deposit	—	13		13
Corporate bonds and notes	—	3	—	3
Total inventory securities	$41	$56	$—	$97

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

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

NOTE 5 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of March 30, 2018 and December 31, 2017, the outstanding amount of Partnership loans was $381 and $297, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $4 and $3 for the three month periods ended March 30, 2018 and March 31, 2017, respectively.

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 30,	March 31,
	2018	2017
Partnership loans outstanding at beginning of period	$297	$266
Partnership loans issued during the period	168	140
Repayment of Partnership loans during the period	(84)	(71)
Total Partnership loans outstanding	$381	$335

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 for both the three month periods ended March 30, 2018 and March 31, 2017, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

NOTE 6 – NET CAPITAL REQUIREMENTS

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 30,	December 31,
	2018	2017
U.S.:
Net capital	$1,040	$1,107
Net capital in excess of the minimum required	$982	$1,049
Net capital as a percentage of aggregate debit items	35.9%	38.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	19.0%	21.6%

Canada:
Regulatory risk-adjusted capital	$47	$50
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$47	$42

Net capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements as of March 30, 2018 and December 31, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 7 – CONTINGENCIES

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

The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at March 30, 2018, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $9 as of March 30, 2018.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 30, 2018 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 8 – SEGMENT INFORMATION

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 30, 2018	March 31, 2017
Net revenue:
U.S.	$1,984	$1,749
Canada	58	48
Total net revenue	$2,042	$1,797

Pre-variable income (loss):
U.S.	$466	$362
Canada	3	(1)
Total pre-variable income	469	361

Variable compensation:
U.S.	230	160
Canada	6	4
Total variable compensation	236	164

Income (loss) before allocations to partners:
U.S.	236	202
Canada	(3)	(5)
Total income before allocations to partners	$233	$197

The Partnership derived 15% and 18% of its total revenue for the three month periods ended March 30, 2018 and March 31, 2017, respectively, from one mutual fund complex.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.  Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund complex could have a material impact on the Partnership’s results of operations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 9 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
Mar 30, 2018	$824	—	824	—	(824)	$—
Dec 31, 2017	$1,164	—	1,164	—	(1,164)	$—

(1)	Actual collateral was greater than 102% of the related assets in U.S. agreements and greater than 100% in Canada agreements for all periods presented.

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash paid for interest	$31	$18
Cash paid for taxes	$3	$1

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$168	$140
Repayment of partnership loans through distributions from partnership capital in current period	$84	$71

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 30, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$1,017	$846	$1,026	$1,047
Cash and investments segregated under federal regulations	9,069	10,099	12,516	12,680
Less: Investments segregated under federal regulations	2,006	2,408	4,146	4,155
Total cash, cash equivalents and restricted cash	$8,080	$8,537	$9,396	$9,572

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Exchange Act.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from clients' buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and changes in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, equities and insurance products, and principal transactions. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three month periods ended March 30, 2018 and March 31, 2017.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 30,	March 31,	%
	2018	2017	Change
Revenue:
Fee revenue:
Asset-based	$1,453	$1,115	30%
Account and activity	172	172	0%
Total fee revenue	1,625	1,287	26%
% of net revenue	80%	72%
Trade revenue	364	457	-20%
% of net revenue	18%	25%
Net interest and dividends	47	40	18%
Other revenue	6	13	-54%
Net revenue	2,042	1,797	14%
Operating expenses	1,809	1,600	13%
Income before allocations to partners	$233	$197	18%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$25	$24	4%
Advisory programs ($ billions)	$16	$22	-27%
Client households at period end	5.2	5.3	-2%
Net new assets for the period ($ billions)(2)	$14	$13	8%
Client assets under care:
Total:
At period end ($ billions)	$1,116	$1,008	11%
Average ($ billions)	$1,135	$989	15%
Advisory programs:
At period end ($ billions)	$329	$238	38%
Average ($ billions)	$327	$225	45%
Financial advisors (actual):
At period end	16,398	15,093	9%
Average	16,235	14,996	8%
Attrition % (annualized)	7.3%	8.1%	n/a
Dow Jones Industrial Average (actual):
At period end	24,103	20,663	17%
Average for period	25,127	20,395	23%
S&P 500 Index (actual):
At period end	2,641	2,363	12%
Average for period	2,733	2,325	18%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART I. FINANCIAL INFORMATION

First Quarter 2018 versus First Quarter 2017 Overview

The Partnership ended the first quarter of 2018 with 16,398 financial advisors and $1.1 trillion in client assets under care, increases of 9% and 11%, respectively, compared to the first quarter of 2017.

Financial advisors gathered $14 billion in net new assets during the first quarter of 2018 compared to $13 billion in the first quarter of 2017.  Average client assets under care increased 15% for the first quarter of 2018 compared to the same period in 2017, due to increases in the market value of client assets and net new assets gathered during the past twelve months.

Advisory programs' average assets under care increased 45% in the first quarter of 2018 to $327 billion due to the continued investment of client assets into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and strong market performance during calendar year 2017.

Net revenue increased 14% to $2,042 for the first quarter of 2018 compared to the same period in 2017.  Results reflected a 30% increase in asset-based fee revenue due to the continued investment of client assets in advisory programs and increases in the market value of the underlying client assets held.  This increase was partially offset by a 20% decrease in trade revenue, primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses increased 13% to $1,809 in the first quarter of 2018 compared to 2017, primarily due to increases in financial advisor compensation and variable compensation.  Financial advisor compensation increased largely due to higher commissions, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first quarter of 2017.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $233, an 18% increase from the first quarter of 2017.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 30, 2018 AND MARCH 31, 2017

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

PART I. FINANCIAL INFORMATION

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 26% to $1,625 in the first quarter of 2018 compared to the same period in 2017.  A discussion of fee revenue components follows.

	Three Months Ended
	March 30,	March 31,	%
	2018	2017	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$995	$694	43%
Service fees	327	316	3%
Other asset-based fees	131	105	25%
Total asset-based fee revenue	1,453	1,115	30%
Account and activity fee revenue:
Shareholder accounting services fees	109	105	4%
Other account and activity fee revenue	63	67	-6%
Total account and activity fee revenue	172	172	0%
Total fee revenue	$1,625	$1,287	26%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$423.3	$399.1	6%
Advisory programs	$322.4	$221.9	45%
Insurance	$85.4	$78.0	9%
Cash solutions	$26.1	$24.5	7%

Shareholder accounting holdings serviced	27.3	26.1	5%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Asset-based fee revenue increased 30% to $1,453 in the first quarter of 2018 compared to the same period in 2017 primarily due to an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last twelve months into advisory programs, as a result of increased client adoption of the features, benefits and value proposition of advisory programs, and increases in the underlying clients' assets held due to the strong market performance during calendar year 2017.

Account and activity fee revenue was flat at $172 in the first quarter of 2018 compared to the same period in 2017, primarily due to a slight increase in shareholder accounting services fees, offset by a decrease in other account and activity fee revenue related to retirement fees due to the increased client adoption of advisory programs.

PART I. FINANCIAL INFORMATION

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 20% to $364 in the first quarter of 2018 compared to the same period in 2017.  A discussion of trade revenue components follows.

	Three Months Ended
	March 30,	March 31,	%
	2018	2017	Change
Trade revenue:
Commissions revenue:
Mutual funds	$136	$215	-37%
Equities	132	136	-3%
Insurance products	64	64	0%
Total commissions revenue	$332	$415	-20%
Principal transactions	32	42	-24%
Total trade revenue	$364	$457	-20%

Related metrics:
Client dollars invested ($ billions)	$25.2	$24.5	3%
Margin per $1,000 invested	$14.5	$18.7	-22%
U.S. business days	61	62	-2%

The decrease in trade revenue in the first quarter of 2018 compared to the same period in 2017 was primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in principal transactions, or fixed income products, which earn lower margins, as well as lower client dollars invested in mutual funds.  Further, the margin earned for mutual funds decreased as additional breakpoints were earned by clients due to larger average mutual fund holdings, which resulted in lower commissions.  In addition, due to a reduction in the number of unit investment trust products offered by the Partnership, principal transactions revenue was negatively impacted in the first quarter of 2018.

Net Interest and Dividends

Net interest and dividends revenue increased 18% to $47 in the first quarter of 2018 compared to the same period in 2017.  Results reflected an increase in short-term investing interest income due to an increase in the weighted average rate earned due to increases in the federal funds rate, partially offset by an increase in interest expense paid on client credit balances due to the increase in rates.

PART I. FINANCIAL INFORMATION

Operating Expenses

	Three Months Ended
	March 30,	March 31,	%
	2018	2017	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$866	$785	10%
Home office and branch	352	328	7%
Variable compensation	236	164	44%
Total compensation and benefits	1,454	1,277	14%

Occupancy and equipment	109	102	7%
Communications and data processing	80	81	-1%
Fund sub-adviser fees	30	20	50%
Advertising	25	23	9%
Professional and consulting fees	18	17	6%
Postage and shipping	14	15	-7%
Other operating expenses	79	65	22%
Total operating expenses	$1,809	$1,600	13%

Related metrics (actual):
Number of branches:
At period end	13,640	13,049	5%
Average	13,542	12,987	4%
Financial advisors:
At period end	16,398	15,093	9%
Average	16,235	14,996	8%
Branch office administrators(1):
At period end	15,619	15,059	4%
Average	15,477	14,954	3%
Home office associates(1):
At period end	6,689	6,505	3%
Average	6,625	6,406	3%
Home office associates(1) per 100 financial advisors (average)	40.8	42.7	-4%
Branch office administrators(1) per 100 financial advisors (average)	95.3	99.7	-4%
Average operating expenses per financial advisor(2)	$41,700	$42,078	-1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

For the first quarter of 2018, operating expenses increased 13% to $1,809 compared to the first quarter of 2017, primarily due to a $177 increase in compensation and benefits (described below).

Financial advisor compensation increased 10% in the first quarter of 2018 due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017.  This increase was partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first quarter of 2017.  These enhancements were implemented by the Partnership to support financial advisors' efforts through the implementation of the Department of Labor's ("DOL") fiduciary rule and ended in April 2017.

Home office and branch compensation and benefits expense increased 7% in the first quarter of 2018 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") both increased 3%.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs.  In the first quarter of 2018, the average number of home office associates and BOAs per 100 financial advisors both decreased 4%.  The average operating expenses per financial advisor decreased 1% primarily due to the impact of spreading costs over more financial advisors, partially offset by an increase in home office and branch compensation and benefits expense.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office and branch support staff.  The Partnership expects to slow the growth in the number of personnel, thereby further reducing the average operating expense per financial advisor, over the next few years.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 44% in the first quarter of 2018 to $236 due to an increase in the Partnership's profitability.

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

PART I. FINANCIAL INFORMATION

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 30,	March 31,	%
	2018	2017	Change
Net revenue:
U.S.	$1,984	$1,749	13%
Canada	58	48	21%
Total net revenue	2,042	1,797	14%

Operating expenses (excluding variable compensation):
U.S.	1,518	1,387	9%
Canada	55	49	12%
Total operating expenses	1,573	1,436	10%

Pre-variable income (loss):
U.S.	466	362	29%
Canada	3	(1)	400%
Total pre-variable income	469	361	30%

Variable compensation:
U.S.	230	160	44%
Canada	6	4	50%
Total variable compensation	236	164	44%

Income (loss) before allocations to partners:
U.S.	236	202	17%
Canada	(3)	(5)	40%
Total income before allocations to partners	$233	$197	18%

Client assets under care ($ billions):
U.S.
At period end	$1,091.9	$986.5	11%
Average	$1,110.8	$967.7	15%
Canada
At period end	$23.8	$21.2	12%
Average	$24.4	$20.8	17%

Net new assets for the period ($ billions):
U.S.	$13.5	$12.8	5%
Canada	$0.6	$0.5	20%

Financial advisors (actual):
U.S.
At period end	15,627	14,432	8%
Average	15,483	14,334	8%
Canada
At period end	771	661	17%
Average	752	662	14%

PART I. FINANCIAL INFORMATION

U.S.

For the first quarter of 2018, net revenue increased 13% ($235) to $1,984 compared to the first quarter of 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 30% ($330), led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last twelve months into advisory programs as a result of increased client adoption of the features, benefits and value proposition advisory programs, and increases in the market value of the underlying client assets held.  Trade revenue decreased 21% ($93) primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses (excluding variable compensation) increased 9% ($131) in the first quarter of 2018 primarily due to increases in financial advisor compensation and home office and branch compensation and benefits.  Financial advisor compensation increased largely due to higher commissions, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first quarter of 2017.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.

Canada

For the first quarter of 2018, net revenue increased 21% ($10) to $58 compared to the first quarter of 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue of 30% ($8), due to increased investment of client assets into advisory programs, and higher service fees.

Operating expenses (excluding variable compensation) increased 12% ($6) in the first quarter of 2018 compared to the first quarter of 2017 due to an increase in financial advisor compensation attributable to an increase in revenues on which financial advisor commissions are earned and an increase in the number of financial advisors.

The Partnership remains focused on achieving profitability in Canada.  This includes several long-term areas of focus which include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q, the Partnership continues to monitor several regulatory initiatives and proposed, potential and enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and the potential for new legislation and regulation.

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

PART I. FINANCIAL INFORMATION

First Quarter 2018 Update

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.   Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on July 1, 2019.  On March 15, 2018, the Fifth Circuit Court of Appeals issued an opinion vacating the DOL fiduciary rule and related exemptions.  While the court ruling became final on May 8, 2018, the procedural time frame for appeal has not yet been exhausted.  In addition, the DOL recently stated that it will not pursue prohibited transaction claims against those working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted under the prior fiduciary rule, but it is unclear whether the DOL will issue any new permanent exemptions going forward.

The Partnership dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule required changes in the manner in which the Partnership serves clients with retirement accounts, which represents a substantial portion of the Partnership's business.  As a result, the Partnership's solutions available to retirement accounts include fee-based solutions, such as its advisory programs, and certain transaction-based solutions.  The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.  The overall impact of the rule may ultimately be adverse to the Partnership's financial condition, results of operations and liquidity.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers on April 18, 2018.  The Proposal sets forth two distinct standards of care:  a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers [clarifying] a "fiduciary" standard applicable to investment advisers and advisory clients.  The Proposal also includes a new disclosure, the Client Relationship Summary.  A 90-day comment period began upon official publication of the Proposal.  The Partnership is in the process of evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule, how the two agencies' rules, guidance, and disclosures interface, and how and when it will provide feedback to the SEC's Proposal.  However, the final enactment and implementation may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators and other regulators and other licensing entities are proposing laws and rules to articulate their required standard of care.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70% and 75% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three month periods ended March 30, 2018 and March 31, 2017, respectively.  In addition, the Partnership derived 15% and 18% of its total revenue for the three month periods ended March 30, 2018 and March 31, 2017, respectively, from one mutual fund complex.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the 2014 Plan.  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  The remaining $52 of Interests may be issued under the 2014 Plan at the discretion of the Partnership in the future.  Proceeds from the Interests issued under the 2014 Plan have been used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the 2018 Plan.  The Partnership intends to offer initial Interests under the 2018 Plan during the latter part of 2018 and the initial offering under the 2018 Plan is expected to close early in 2019.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at March 30, 2018, net of reserve for anticipated withdrawals, was $2,512, an increase of $7 from December 31, 2017.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($25) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($4, $51 and $170, respectively), partially offset by the net increase in Partnership loans outstanding ($84) and redemption of limited partner, subordinated limited partner and general partner interests ($2, $6 and $151, respectively).  During both the three month periods ended March 30, 2018 and March 31, 2017, the Partnership retained 13.8% of income allocated to general partners.

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

	As of March 30, 2018
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$892	$511	$1,490	$2,893
Partnership capital owned by partners with individual loans	$92	$5	$894	$991
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	10%	1%	60%	34%

Individual loans:
Individual bank loans	$22	$—	$—	$22
Individual Partnership loans	—	2	379	381
Total individual loans	$22	$2	$379	$403
Individual loans as a percent of total Partnership capital	2%	0%	25%	14%
Individual loans as a percent of respective Partnership capital owned by partners with loans	24%	40%	42%	41%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 30,	December 31,
	2018	2017
2013 Credit Facility	$400	$400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$690	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  The Partnership expects to enter into a new, similar credit facility prior the expiration of the 2013 Credit Facility.  As of March 30, 2018, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of March 30, 2018 and December 31, 2017.  In addition, the Partnership did not have any draws against these lines of credit during the three month period ended March 30, 2018.  For the purpose of testing draw procedures, the Partnership made an overnight draw on the uncommitted facility in April 2018.

Cash Activity

As of March 30, 2018, the Partnership had $1,017 in cash and cash equivalents and $824 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $1,841 of Partnership liquidity as of March 30, 2018, an 8% ($169) decrease from $2,010 at December 31, 2017.  This decrease was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.  The Partnership had $9,069 and $10,099 in cash and investments segregated under federal regulations as of March 30, 2018 and December 31, 2017, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily due to the investment of client cash.

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

PART I. FINANCIAL INFORMATION

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 30,	December 31,
	2018	2017	% Change
U.S.:
Net capital	$1,040	$1,107	-6%
Net capital in excess of the minimum required	$982	$1,049	-6%
Net capital as a percentage of aggregate debit items	35.9%	38.1%	-6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	19.0%	21.6%	-12%

Canada:
Regulatory risk-adjusted capital	$47	$50	-6%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$47	$42	12%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of March 30, 2018 and December 31, 2017.

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

PART I. FINANCIAL INFORMATION

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

There have been no material changes to the Partnership’s disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  See Note 2 of this Quarterly Report on Form 10-Q for adopted accounting standards.

EXECUTIVE COMMITTEE CHANGES

On May 7, 2018, the Partnership announced that it had appointed general partner Penny Pennington, 54, as Managing Partner of the Partnership, effective January 1, 2019.  Ms. Pennington will replace current Managing Partner James Weddle, who has led the firm for the past 13 years and, as previously disclosed, will retire as Managing Partner as of December 31, 2018.  Ms. Pennington is a member of the Partnership’s Executive, Management and Audit Committees, and is the principal responsible for Edward Jones’ Client Strategies Group, which encompasses Client Solutions, Products, Research and Trading, and Marketing.  For the remainder of 2018, she will work with Managing Partner James Weddle and the Executive Committee to transition her current responsibilities.

Ms. Pennington joined Edward Jones in 2000 as a financial advisor in Livonia, Michigan where she built a successful practice.  In 2006, she was named a principal and relocated to the firm's St. Louis headquarters, where she has held a number of senior leadership roles in key divisions.  Most recently, she has led the Client Strategies Group since 2015.  Ms. Pennington holds a Chartered Financial Analyst (CFA) designation, is a graduate of The University of Pennsylvania's Wharton School Securities Industry Institute, and earned her MBA from the Kellogg School of Management at Northwestern University.

The Partnership Agreement provides that the Managing Partner has primary responsibility for administering the Partnership's business, determining its policies and controlling the management and conduct of the Partnership's business.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the DOL, including, without limitation, rules promulgated under ERISA, and the SEC; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $11.3 billion, respectively, for the three month period ended March 30, 2018.  These investments earned an average rate of approximately 131 basis points (1.31%) during the first quarter of 2018.  Changes in interest rates also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $55.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $81.  The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.  An increase in short-term interest rates has a lesser impact on net interest income as the increase in interest income earned on receivables from client margin balances and investments segregated under federal regulations would be primarily offset by an increase in interest expense paid on amounts payable to clients.  For interest paid on amounts payable to clients, the positive impact of declining interest rates is limited, due to the current low interest rate environment, and the negative impact of increasing interest rates is limited, as the Partnership does not expect to increase interest rates at the same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 30, 2018.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017.  The defendants filed a motion to dismiss the lawsuit on May 26, 2017, which was denied on March 27, 2018.

Wage-and-Hour Class Action.  On September 22, 2017, Edward Jones was named as a defendant in a purported collective and class action lawsuit (White v. Edward D. Jones & Co., L.P.) filed in the U.S. District Court for the Northern District of Ohio by a former branch office administrator.  The lawsuit was brought under the Fair Labor Standards Act as well as Ohio law and alleges that Edward Jones underpaid overtime compensation to branch office administrators.  The lawsuit seeks compensatory damages in the amount of the unpaid wages as well as liquidated damages in an equal amount.  On April 24, 2018, the court approved the parties' settlement and issued its final order of dismissal, without prejudice.

Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et. al. v. Edward D. Jones & Co., L.P, et. al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors.  The lawsuit was brought under the Fair Labor Standards Act as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims.  The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages.  JFC and Edward Jones intend to vigorously defend against the allegations in this lawsuit.

Securities Class Action.  On March 30, 2018, Edward D. Jones & Co., L.P. and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et. al. v. Edward D. Jones & Co., L.P., et. al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as Missouri and California law and alleges that the defendants inappropriately transitioned clients from commission-based accounts to fee-based programs.  The plaintiffs have requested declaratory, equitable, and exemplary relief, and compensatory damages.  Edward Jones and its affiliated entities and individuals deny the allegations and intend to vigorously defend this lawsuit.

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors, continued

Legislative and Regulatory Initiatives — Legislative and Regulatory Initiatives could significantly impact the regulation and operation of the Partnership and its subsidiaries.  In addition, Legislative and Regulatory Initiatives may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.   Certain provisions of the rule, including the impartial conduct standards, became applicable on June 9, 2017, with the remaining provisions scheduled to become applicable on July 1, 2019.  On March 15, 2018, the Fifth Circuit Court of Appeals issued an opinion vacating the DOL fiduciary rule and related exemptions.  While the court ruling became final on May 8, 2018, the procedural time frame for appeal has not yet been exhausted.  In addition, the DOL recently stated that it will not pursue prohibited transaction claims against those working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted under the prior fiduciary rule, but it is unclear whether the DOL will issue any new permanent exemptions going forward.

The Partnership dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  Implementation of the rule required changes in the manner in which the Partnership serves clients with retirement accounts, which represents a substantial portion of the Partnership's business.  As a result, the Partnership's solutions available to retirement accounts include fee-based solutions, such as its advisory programs, and certain transaction-based solutions.  The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.  The overall impact of the rule may ultimately be adverse to the Partnership's financial condition, results of operations and liquidity.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers on April 18, 2018.  The Proposal sets forth two distinct standards of care:  a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers [clarifying] a "fiduciary" standard applicable to investment advisers and advisory clients.  The Proposal also includes a new disclosure, the Client Relationship Summary.  A 90-day comment period began upon official publication of the Proposal.  The Partnership is in the process of evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule, how the two agencies' rules, guidance, and disclosures interface, and how and when it will provide feedback to the SEC's Proposal.  However, the final enactment and implementation may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators and other regulators and other licensing entities are proposing laws and rules to articulate their required standard of care.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 30, 2018, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are fully described in the Partnership Agreement.  The Partnership issued the SLP Interests pursuant to Regulation D under the Securities Act of 1933, as amended, on March 1, 2018, to a retiring general partner of the Partnership for an aggregate price of $294,814.

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

PART II. OTHER INFORMATION

Exhibit Number		Description
3.28	*

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

3.31	*

Twenty-Ninth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 17, 2017, incorporated by reference from Exhibit 3.31 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

3.32	*

Thirtieth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 20, 2017, incorporated by reference from Exhibit 3.32 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

3.33	*

Thirty-First Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 24, 2018, incorporated by reference from Exhibit 3.33 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

3.34	*

Thirty-Second Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 21, 2018, incorporated by reference from Exhibit 3.34 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

3.35	**	Thirty-Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 28, 2018.
3.36	**	Thirty-Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 25, 2018.
31.1	**

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

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation
101.DEF	**	XBRL Extension Definition
101.LAB	**	XBRL Taxonomy Extension Label

PART II. OTHER INFORMATION

Exhibit Number		Description
101.PRE	**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
May 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	May 10, 2018
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2018
Kevin D. Bastien