Form 10-Q
period 2018-06-29
JONES FINANCIAL COMPANIES LLLP
filed 2018-08-09
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

As of July 27, 2018, 889,545 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 29,	December 31,
(Dollars in millions)	2018	2017
ASSETS:
Cash and cash equivalents	$1,015	$846
Cash and investments segregated under federal regulations	7,892	10,099
Securities purchased under agreements to resell	837	1,164
Receivable from:
Clients	3,417	3,300
Mutual funds, insurance companies and other	550	540
Brokers, dealers and clearing organizations	275	247
Securities owned, at fair value:
Investment securities	262	258
Inventory securities	65	50
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	551	544
Other assets	107	128

TOTAL ASSETS	$14,971	$17,176

LIABILITIES:
Payable to:
Clients	$10,785	$12,810
Brokers, dealers and clearing organizations	99	67
Accrued compensation and employee benefits	1,202	1,339
Accounts payable, accrued expenses and other	203	165
	12,289	14,381
Contingencies (Note 7)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	891	890
Subordinated limited partners	506	463
General partners	1,157	1,152
Total	2,554	2,505
Reserve for anticipated withdrawals	128	290
Total partnership capital subject to mandatory redemption	2,682	2,795

TOTAL LIABILITIES	$14,971	$17,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue:
Fee revenue
Asset-based	$1,501	$1,217	$2,954	$2,332
Account and activity	169	173	341	345
Total fee revenue	1,670	1,390	3,295	2,677
Trade revenue	340	429	704	886
Interest and dividends	86	65	165	123
Other revenue	17	19	23	32
Total revenue	2,113	1,903	4,187	3,718
Interest expense	30	21	62	39
Net revenue	2,083	1,882	4,125	3,679
Operating expenses:
Compensation and benefits	1,480	1,329	2,934	2,606
Occupancy and equipment	110	103	219	205
Communications and data processing	85	81	165	162
Fund sub-adviser fees	31	24	61	44
Advertising	22	21	47	44
Professional and consulting fees	18	18	36	35
Postage and shipping	15	18	29	33
Other operating expenses	82	63	161	128
Total operating expenses	1,843	1,657	3,652	3,257

Income before allocations to partners	240	225	473	422

Allocations to partners:
Limited partners	28	28	55	53
Subordinated limited partners	31	28	61	53
General partners	181	169	357	316
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$31.02	$31.27	$61.18	$58.60

Weighted average $1,000 equivalent limited partnership units outstanding	890,974	898,753	892,318	900,137

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	473	422
Depreciation and amortization	45	41

Changes in assets and liabilities:
Investments segregated under federal regulations	705	954
Securities purchased under agreements to resell	327	492
Net payable to clients	(2,142)	(2,528)
Net receivable from brokers, dealers and clearing organizations	4	13
Receivable from mutual funds, insurance companies and other	(10)	(41)
Securities owned	(19)	(39)
Other assets	21	5
Accrued compensation and employee benefits	(137)	(62)
Accounts payable, accrued expenses and other	38	19
Net cash used in operating activities	(695)	(724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(52)	(40)
Net cash used in investing activities	(52)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	60	66
Redemption of partnership interests	(173)	(170)
Distributions from partnership capital	(473)	(380)
Net cash used in financing activities	(586)	(484)
Net decrease in cash, cash equivalents and restricted cash	(1,333)	(1,248)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,537	9,572
End of period	$7,204	$8,324

See Note 10 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  All material intercompany balances and transactions have been eliminated in consolidation.  The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2018 and November 30, 2017 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three and six month periods ended May 31, 2018 and 2017 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The Partnership has evaluated subsequent events through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure in addition to the termination of the Partnership's 2014 Employee Limited Partnership Interest Purchase Plan (the "2014 Plan").  See Note 5.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three and six month periods ended June 29, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.  These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 2 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance.  The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018.  An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or modified retrospective adoption by recognizing the cumulative effect of adoption at the date of initial application.  Effective January 1, 2018, the Partnership adopted ASU 2014-09 using the modified retrospective method.  As a result of adoption, there was no cumulative impact to Partnership capital as of January 1, 2018, no impact to total revenue for the three and six month periods ended June 29, 2018 and no impact to the consolidated statements of financial condition as of June 29, 2018.  There was a presentation change that did not impact the timing or amount of total revenue, net revenue or income before allocations to partners.  See Note 3 for additional information.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”).  ASU 2016-18 requires restricted cash to be included within cash and cash equivalents on the Consolidated Statements of Cash Flows.  The Partnership's restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Partnership adopted ASU 2016-18 on a retrospective basis in the first quarter of 2018, which resulted in including restricted cash of $6,189, $7,691, $7,421 and $8,525 as of June 29, 2018, December 31, 2017, June 30, 2017 and December 31, 2016, respectively, in the cash and cash equivalents balances on the Consolidated Statements of Cash Flows.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

clients.  Service fees are generally based on the average daily market value of client assets held in a company's mutual fund or insurance product.  For future service fees the Partnership may earn on existing client assets, market constraints prevent reasonably estimating the transaction price and estimates could result in significant revenue reversals.  Thus, service fee revenue is recognized monthly at the time the market constraints have been removed, the transaction price is known and the services have been performed.  Other asset-based fee revenue consists of revenue sharing, fund adviser fees, cash solutions and Trust Co. fees.  The Partnership has agreements with clients or product providers to earn other asset-based fees for providing services, which generally include providing investment advice or service to clients or mutual funds, or marketing support or other services to product providers.  Fees are generally based on asset values held in clients' accounts.  The services performed for other asset-based fee contracts are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contracts have one performance obligation and revenue is recognized over time as the customer simultaneously receives and consumes the benefit from the services performed by the Partnership.  For both service fees and other asset-based fee revenue, revenue is collected monthly or quarterly based on the agreements and the agreements generally do not have a term.  Due to the timing of receipt of information, the Partnership uses estimates in recording the accruals related to certain asset-based fees, which are based on historical trends and are adjusted to reflect market conditions for the period covered.

Account and activity fee revenue – Revenue is derived from fees based on the number of accounts or activity and includes shareholder accounting services fees, self-directed individual retirement account ("IRA") fees, and other activity-based fee revenue from clients, mutual fund companies and insurance companies.  The Partnership has agreements with mutual fund companies for shareholder accounting services in which the Partnership performs certain transfer agent support services, which may include tracking client holdings, distributing dividends and shareholder information to clients, and responding to client inquiries.  Shareholder accounting services fees are based on the number of mutual fund positions held by clients and fees are collected monthly or quarterly based on the agreements, which generally do not have a term.  The transfer agent support services performed in a shareholder accounting services contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contract has one performance obligation and revenue is recognized over time as the mutual fund company simultaneously receives and consumes the benefit from the services performed by the Partnership.  The Partnership also earns retirement account fees for providing reporting services pursuant to the Internal Revenue Code and account maintenance services.  Clients are charged an annual fee per account for these services.  Revenue is recognized over a one-year period as the services are provided, which are simultaneously received and consumed by the client.

Trade revenue – Revenue is derived from fees based on client transactions and includes commissions and principal transactions.  The primary source of trade revenue is commissions revenue which consists of charges to clients for the purchase or sale of mutual fund shares and equities and the purchase of insurance products.  Principal transactions revenue primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit.  Principal transactions are generally entered into by the Partnership to facilitate a client's buy or sell order for certain fixed income products.  Brokerage contracts outline the transaction services to be performed for a client under the contract and do not have a term.  The transaction charge to clients varies based on the product and size of the trade.  The Partnership also has contracts with various companies which allow the Partnership to sell that company's products to clients and receive a certain commission.  Trade revenue is recognized at a point in time when the transaction is placed, or trade date.  On trade date the client obtains control through a right to either own a security for a purchase or receive payment for a sale.  Transaction charges are received no later than settlement date.

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

As of June 29, 2018 and December 31, 2017, $386 and $346, respectively, of the receivable from clients balance and $273 and $279, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information.  See Note 8 for segment information.

	Three Months Ended June 29, 2018			Three Months Ended June 30, 2017
	U.S.	Canada	Total	U.S.	Canada	Total
Revenue
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,025	$14	$1,039	$787	$9	$796
Service fees	303	22	325	289	20	309
Other asset-based fees	137	—	137	112	—	112
Total asset-based fee revenue	1,465	36	1,501	1,188	29	1,217
Account and activity fee revenue:
Shareholder accounting services fees	109	—	109	105	—	105
Other account and activity fee revenue	57	3	60	65	3	68
Total account and activity fee revenue	166	3	169	170	3	173
Total fee revenue	1,631	39	1,670	1,358	32	1,390
Trade revenue:
Commissions	290	12	302	378	13	391
Principal transactions	37	1	38	37	1	38
Total trade revenue	327	13	340	415	14	429
Net interest and dividends revenue	54	2	56	43	1	44
Other revenue	14	3	17	17	2	19
Net revenue	$2,026	$57	$2,083	$1,833	$49	$1,882

	Six Months Ended June 29, 2018			Six Months Ended June 30, 2017
	U.S.	Canada	Total	U.S.	Canada	Total
Revenue
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,007	$27	$2,034	$1,472	$18	$1,490
Service fees	608	44	652	587	38	625
Other asset-based fees	268	—	268	217	—	217
Total asset-based fee revenue	2,883	71	2,954	2,276	56	2,332
Account and activity fee revenue:
Shareholder accounting services fees	218	—	218	210	—	210
Other account and activity fee revenue	116	7	123	129	6	135
Total account and activity fee revenue	334	7	341	339	6	345
Total fee revenue	3,217	78	3,295	2,615	62	2,677
Trade revenue:
Commissions	608	26	634	779	27	806
Principal transactions	68	2	70	78	2	80
Total trade revenue	676	28	704	857	29	886
Net interest and dividends revenue	99	4	103	82	2	84
Other revenue	18	5	23	28	4	32
Net revenue	$4,010	$115	$4,125	$3,582	$97	$3,679

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report. There have been no material changes to the Partnership's valuation methodologies since December 31, 2017.

The Partnership did not have any assets or liabilities categorized as Level III during the six and twelve month periods ended June 29, 2018 and December 31, 2017, respectively.  In addition, there were no transfers into or out of Levels I, II or III during these periods.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	June 29, 2018
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$276	$—	$276

Investments segregated under federal regulations:
U.S. treasuries	$1,497	$—	$—	$1,497
Certificates of deposit	—	200	—	200
Total investments segregated under federal regulations	$1,497	$200	$—	$1,697

Securities owned:
Investment securities:
Mutual funds(1)	$256	$—	$—	$256
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$261	$1	$—	$262

Inventory securities:
State and municipal obligations	$—	$30	$—	$30
Mutual funds	16	—	—	16
Equities	15	—	—	15
Corporate bonds and notes	—	4	—	4
Total inventory securities	$31	$34	$—	$65

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$275	$—	$275

Investments segregated under federal regulations:
U.S. treasuries	$2,399	$—	$—	$2,399

Securities owned:
Investment securities:
Mutual funds(1)	$252	$—	$—	$252
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$257	$1	$—	$258

Inventory securities:
State and municipal obligations	$—	$24	$—	$24
Equities	16	—	—	16
Mutual funds	4	—	—	4
Certificates of deposit	—	4	—	4
Corporate bonds and notes	—	2	—	2
Total inventory securities	$20	$30	$—	$50

NOTE 5 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Nineteenth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated June 6, 2014 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of June 29, 2018 and December 31, 2017, the outstanding amount of Partnership loans was $353 and $297, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $4 and $8 for the three and six month periods ended June 29, 2018, respectively, and $3 and $6 for the three and six month periods ended June 30, 2017, respectively.  As discussed in the Form 8-K filed on August 6, 2018, which is incorporated by reference, the Partnership entered into the Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership in August 2018.  Specifically, the Partnership Agreement includes tax allocation modifications to simplify the tax situation for the Partnership's limited partners and subordinated limited partners and adds provisions for the admission of service partners to the Partnership and establishes the rights and obligations of the service partners, among other updates.  See Exhibit 3.1 for the new Partnership Agreement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 29,	June 30,
	2018	2017
Partnership loans outstanding at beginning of period	$297	$266
Partnership loans issued during the period	168	142
Repayment of Partnership loans during the period	(112)	(93)
Total Partnership loans outstanding	$353	$315

The minimum 7.5% annual payment on the face amount of limited partnership capital was $16 and $33 for the three and six month periods ended June 29, 2018, respectively, and $17 and $34 for the three and six month periods ended June 30, 2017, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 17, 2014, to register $350 of Interests to be issued pursuant to the 2014 Plan.  The Partnership previously issued approximately $298 of Interests under the 2014 Plan. Recently, the Partnership terminated the 2014 Plan and deregistered all remaining unsold Interests.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 29,	December 31,
	2018	2017
U.S.:
Net capital	$1,096	$1,107
Net capital in excess of the minimum required	$1,036	$1,049
Net capital as a percentage of aggregate debit items	36.7%	38.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	20.0%	21.6%

Canada:
Regulatory risk-adjusted capital	$42	$50
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$37	$42

Net capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements as of June 29, 2018 and December 31, 2017.

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

The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at June 29, 2018, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $9 as of June 29, 2018.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 29, 2018 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net revenue:
U.S.	$2,026	$1,833	$4,010	$3,582
Canada	57	49	115	97
Total net revenue	$2,083	$1,882	$4,125	$3,679

Pre-variable income:
U.S.	$487	$436	$953	$798
Canada	2	2	5	1
Total pre-variable income	489	438	958	799

Variable compensation:
U.S.	243	209	473	369
Canada	6	4	12	8
Total variable compensation	249	213	485	377

Income (loss) before allocations to partners:
U.S.	244	227	480	429
Canada	(4)	(2)	(7)	(7)
Total income before allocations to partners	$240	$225	$473	$422

The Partnership derived 14% of its total revenue for both the three and six month periods ended June 29, 2018, respectively, and 17% for both the three and six month periods ended June 30, 2017, respectively, from one mutual fund complex.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.  Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund complex could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
June 29, 2018	$837	—	837	—	(837)	$—
Dec 31, 2017	$1,164	—	1,164	—	(1,164)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

NOTE 10 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash paid for interest	$62	$38
Cash paid for taxes	$7	$4

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$168	$142
Repayment of partnership loans through distributions from partnership capital in current period	$112	$93

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 29, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,015	$846	$903	$1,047
Cash and investments segregated under federal regulations	7,892	10,099	10,622	12,680
Less: Investments segregated under federal regulations	1,703	2,408	3,201	4,155
Total cash, cash equivalents and restricted cash	$7,204	$8,537	$8,324	$9,572

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue (revenue from clients' buy or sell transactions of securities), net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and changes in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares and equities, the purchase of insurance products, and principal transactions.  Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and six month periods ended June 29, 2018 and June 30, 2017.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 29,	June 30,		June 29,	June 30,	%
	2018	2017	Change	2018	2017	Change
Revenue:
Fee revenue:
Asset-based	$1,501	$1,217	23%	$2,954	$2,332	27%
Account and activity	169	173	-2%	341	345	-1%
Total fee revenue	1,670	1,390	20%	3,295	2,677	23%
% of net revenue	80%	74%		80%	73%
Trade revenue	340	429	-21%	704	886	-21%
% of net revenue	16%	23%		17%	24%
Net interest and dividends	56	44	27%	103	84	23%
Other revenue	17	19	-11%	23	32	-28%
Net revenue	2,083	1,882	11%	4,125	3,679	12%
Operating expenses	1,843	1,657	11%	3,652	3,257	12%
Income before allocations to partners	$240	$225	7%	$473	$422	12%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$26	$24	8%	$51	$48	6%
Advisory programs ($ billions)	$12	$21	-43%	$28	$43	-35%
Client households at period end	5.3	5.2	2%	5.3	5.2	2%
Net new assets for the period ($ billions)(2)	$16	$13	23%	$30	$26	15%
Client assets under care:
Total:
At period end ($ billions)	$1,142	$1,037	10%	$1,142	$1,037	10%
Average ($ billions)	$1,131	$1,023	11%	$1,136	$1,006	13%
Advisory programs:
At period end ($ billions)	$343	$267	28%	$343	$267	28%
Average ($ billions)	$338	$253	34%	$333	$239	39%
Financial advisors (actual):
At period end	16,904	15,426	10%	16,904	15,426	10%
Average	16,656	15,226	9%	16,452	15,113	9%
Attrition % (annualized)	7.4%	7.0%	n/a	7.3%	7.5%	n/a
Dow Jones Industrial Average (actual):
At period end	24,271	21,350	14%	24,271	21,350	14%
Average for period	24,556	20,989	17%	24,835	20,695	20%
S&P 500 Index (actual):
At period end	2,718	2,423	12%	2,718	2,423	12%
Average for period	2,703	2,397	13%	2,718	2,361	15%

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

Second Quarter 2018 versus Second Quarter 2017 Overview

The Partnership ended the second quarter of 2018 with 16,904 financial advisors and $1.1 trillion in client assets under care, both increases of 10% compared to the second quarter of 2017.

Net new assets were $16 billion during the second quarter of 2018 compared to $13 billion in the second quarter of 2017.  Average client assets under care increased 11% for the second quarter of 2018 compared to the same period in 2017, due to increases in the market value of client assets and net new assets from the past twelve months.

Advisory programs' average assets under care increased 34% in the second quarter of 2018 to $338 billion due to the continued investment of client assets into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and strong market performance during calendar year 2017.

Net revenue increased 11% to $2,083 for the second quarter of 2018 compared to the same period in 2017.  Results reflected a 23% increase in asset-based fee revenue due to the continued investment of client assets in advisory programs and increases in the market value of the underlying client assets held.  This increase was partially offset by a 21% decrease in trade revenue, primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses increased 11% to $1,843 in the second quarter of 2018 compared to 2017, primarily due to increases in financial advisor compensation and variable compensation.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned and an increase in the number of financial advisors.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $240, a 7% increase from the second quarter of 2017.

Six Months Ended June 29, 2018 versus Six Months Ended June 30, 2017 Overview

Net new assets were $30 billion during the first half of 2018 compared to $26 billion in the first half of 2017.  Average client assets under care increased 13% for the first half of 2018 compared to the same period in 2017, due to net new assets from the past twelve months and increases in the market value of client assets.

Advisory programs' average assets under care increased 39% in the first half of 2018 to $333 billion due to the continued investment of client assets into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and strong market performance during calendar year 2017.

Net revenue increased 12% to $4,125 for the first half of 2018 compared to the same period in 2017.  Results reflected a 27% increase in asset-based fee revenue due to the continued investment of client assets in advisory programs and increases in the market value of the underlying client assets held.  This increase was partially offset by a 21% decrease in trade revenue, primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses increased 12% to $3,652 in the first half of 2018 compared to 2017, primarily due to increases in financial advisor compensation and variable compensation.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $473, a 12% increase from the first half of 2017.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 29, 2018 AND JUNE 30, 2017

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 20% to $1,670 and 23% to $3,295 in the second quarter and first half of 2018, respectively, compared to the same periods in 2017.  A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2018	2017	Change	2018	2017	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,039	$796	31%	$2,034	$1,490	37%
Service fees	325	309	5%	652	625	4%
Other asset-based fees	137	112	22%	268	217	24%
Total asset-based fee revenue	1,501	1,217	23%	2,954	2,332	27%
Account and activity fee revenue:
Shareholder accounting services fees	109	105	4%	218	210	4%
Other account and activity fee revenue	60	68	-12%	123	135	-9%
Total account and activity fee revenue	169	173	-2%	341	345	-1%
Total fee revenue	$1,670	$1,390	20%	$3,295	$2,677	23%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$414.1	$403.6	3%	$419.7	$401.3	5%
Advisory programs	$333.8	$249.7	34%	$328.2	$235.9	39%
Insurance	$84.2	$79.9	5%	$85.0	$78.9	8%
Cash solutions	$26.3	$24.1	9%	$26.2	$24.3	8%

Shareholder accounting holdings serviced	27.6	26.6	4%	27.5	26.3	5%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Asset-based fee revenue increased 23% to $1,501 and 27% to $2,954 in the second quarter and first half of 2018, respectively, compared to the same periods in 2017, primarily due to an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last twelve months into advisory programs, as a result of increased client adoption of the features, benefits and value proposition of advisory programs, and increases in the underlying clients' assets held due to the strong market performance during calendar year 2017.

Account and activity fee revenue decreased 2% to $169 and 1% to $341 in the second quarter and first half of 2018, respectively, compared to the same periods in 2017, primarily due to a decrease in other account and activity fee revenue related to retirement fees due to the increased client adoption of advisory programs, partially offset by a slight increase in shareholder accounting services fees due to an increase in holdings serviced.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 21% to $340 and 21% to $704 in the second quarter and first half of 2018, respectively, compared to the same periods in 2017.  A discussion of trade revenue components follows.

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2018	2017	Change	2018	2017	Change
Trade revenue:
Commissions revenue:
Mutual funds	$125	$209	-40%	$261	$424	-38%
Equities	111	121	-8%	243	257	-5%
Insurance products	66	61	8%	130	125	4%
Total commissions revenue	$302	$391	-23%	$634	$806	-21%
Principal transactions	38	38	0%	70	80	-13%
Total trade revenue	$340	$429	-21%	$704	$886	-21%

Related metrics:
Client dollars invested ($ billions)	$26.3	$23.6	11%	$51.5	$48.1	7%
Margin per $1,000 invested	$12.9	$18.1	-29%	$13.7	$18.4	-26%
U.S. business days	64	63	2%	125	125	0%

The decreases in trade revenue in the second quarter and first half of 2018 compared to the same periods in 2017 were primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products, within principal transactions revenue, which earn lower margins, as well as lower client dollars invested in transaction-based mutual funds.  Further, the margin earned for mutual funds decreased as additional breakpoints were earned by clients due to larger average mutual fund holdings, which results in lower commissions.  In addition, due to a reduction in the number of unit investment trust products offered by the Partnership during 2017, principal transactions revenue was negatively impacted in 2018.

Net Interest and Dividends

Net interest and dividends revenue increased 27% to $56 and 23% to $103 in the second quarter and first half of 2018, respectively, compared to the same periods in 2017.  Results reflected an increase in short-term investing interest income as a result of an increase in the weighted-average rate earned, due to increases in the federal funds rate, partially offset by an increase in interest expense paid on client credit balances, due to the increase in rates.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2018	2017	Change	2018	2017	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$877	$784	12%	$1,743	$1,569	11%
Home office and branch	354	332	7%	706	660	7%
Variable compensation	249	213	17%	485	377	29%
Total compensation and benefits	1,480	1,329	11%	2,934	2,606	13%

Occupancy and equipment	110	103	7%	219	205	7%
Communications and data processing	85	81	5%	165	162	2%
Fund sub-adviser fees	31	24	29%	61	44	39%
Advertising	22	21	5%	47	44	7%
Professional and consulting fees	18	18	0%	36	35	3%
Postage and shipping	15	18	-17%	29	33	-12%
Other operating expenses	82	63	30%	161	128	26%
Total operating expenses	$1,843	$1,657	11%	$3,652	$3,257	12%

Related metrics (actual):
Number of branches:
At period end	13,838	13,149	5%	13,838	13,149	5%
Average	13,729	13,098	5%	13,635	13,042	5%
Financial advisors:
At period end	16,904	15,426	10%	16,904	15,426	10%
Average	16,656	15,226	9%	16,452	15,113	9%
Branch office administrators(1):
At period end	15,899	15,310	4%	15,899	15,310	4%
Average	15,812	15,223	4%	15,648	15,093	4%
Home office associates(1):
At period end	6,780	6,517	4%	6,780	6,517	4%
Average	6,700	6,517	3%	6,659	6,455	3%
Home office associates(1) per 100 financial advisors (average)	40.2	42.8	-6%	40.5	42.7	-5%
Branch office administrators(1) per 100 financial advisors (average)	94.9	100.0	-5%	95.1	99.9	-5%
Average operating expenses per financial advisor(2)	$41,186	$41,771	-1%	$82,847	$83,835	-1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the second quarter of 2018, operating expenses increased 11% to $1,843 compared to the second quarter of 2017, primarily due to a $151 increase in compensation and benefits expense (described below).

Financial advisor compensation and benefits expense increased 12% in the second quarter of 2018 due to an increase in revenues on which commissions are earned and an increase in the number of financial advisors.

Home office and branch compensation and benefits expense increased 7% in the second quarter of 2018 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 3% and 4%, respectively.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs.  In the second quarter of 2018, the average number of home office associates and BOAs per 100 financial advisors decreased 6% and 5%, respectively.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office and branch support staff.  The average operating expenses per financial advisor decreased 1% primarily due to the impact of spreading costs over more financial advisors, partially offset by an increase in home office and branch compensation and benefits expense.  The Partnership expects to slow the growth in the number of personnel, thereby further reducing the average operating expense per financial advisor over the next few years.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 17% in the second quarter of 2018 to $249 due to an increase in the Partnership's profitability.

For the first half of 2018, operating expenses increased 12% to $3,652 compared to the first half of 2017, primarily due to a $328 increase in compensation and benefits expense (described below).

Financial advisor compensation and benefits expense increased 11% in the first half of 2018 due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017.  This increase was partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.  These enhancements were implemented by the Partnership to support financial advisors' efforts through the implementation of the Department of Labor's ("DOL") fiduciary rule and ended in April 2017.

Home office and branch compensation and benefits expense increased 7% in the first half of 2018 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages.  The average number of the Partnership’s home office associates and BOAs increased 3% and 4%, respectively.

In the first half of 2018, the average number of home office associates and BOAs per 100 financial advisors both decreased 5%.  The average operating expenses per financial advisor decreased 1% primarily due to the impact of spreading costs over more financial advisors, partially offset by an increase in home office and branch compensation and benefits expense.  Variable compensation increased 29% in the first half of 2018 to $485 due to an increase in the Partnership's profitability.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 29,	June 30,	%	June 29,	June 30,	%
	2018	2017	Change	2018	2017	Change
Net revenue:
U.S.	$2,026	$1,833	11%	$4,010	$3,582	12%
Canada	57	49	16%	115	97	19%
Total net revenue	2,083	1,882	11%	4,125	3,679	12%

Operating expenses (excluding variable compensation):
U.S.	1,539	1,397	10%	3,057	2,784	10%
Canada	55	47	17%	110	96	15%
Total operating expenses	1,594	1,444	10%	3,167	2,880	10%

Pre-variable income:
U.S.	487	436	12%	953	798	19%
Canada	2	2	0%	5	1	400%
Total pre-variable income	489	438	12%	958	799	20%

Variable compensation:
U.S.	243	209	16%	473	369	28%
Canada	6	4	50%	12	8	50%
Total variable compensation	249	213	17%	485	377	29%

Income (loss) before allocations to partners:
U.S.	244	227	7%	480	429	12%
Canada	(4)	(2)	-100%	(7)	(7)	0%
Total income before allocations to partners	$240	$225	7%	$473	$422	12%

Client assets under care ($ billions):
U.S.
At period end	$1,117.9	$1,014.7	10%	$1,117.9	$1,014.7	10%
Average	$1,107.1	$1,001.7	11%	$1,111.4	$984.5	13%
Canada
At period end	$24.1	$22.1	9%	$24.1	$22.1	9%
Average	$24.1	$21.4	13%	$24.2	$21.1	15%

Net new assets for the period ($ billions):
U.S.	$15.6	$12.5	25%	$29.2	$25.3	15%
Canada	$0.3	$0.4	-25%	$0.8	$0.9	-11%

Financial advisors (actual):
U.S.
At period end	16,113	14,732	9%	16,113	14,732	9%
Average	15,879	14,550	9%	15,688	14,443	9%
Canada
At period end	791	694	14%	791	694	14%
Average	777	676	15%	764	670	14%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the second quarter of 2018, net revenue increased 11% to $2,026 compared to the second quarter of 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 23% to $1,465, led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last twelve months into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and increases in the market value of the underlying client assets held.  Trade revenue decreased 21% to $327 primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses (excluding variable compensation) increased 10% to $1,539 in the second quarter of 2018 primarily due to increases in compensation and benefits expense for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased largely due to higher commissions and an increase in the number of financial advisors.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network and higher wages.

For the first half of 2018, net revenue increased 12% to $4,010 compared to the first half of 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 27% to $2,883, led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last twelve months into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and increases in the market value of the underlying client assets held.  Trade revenue decreased 21% to $676 primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses (excluding variable compensation) increased 10% to $3,057 in the first half of 2018 primarily due to increases in compensation and benefits expense for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased largely due to higher commissions, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network and higher wages.

Canada

For the second quarter and first half of 2018, net revenue increased 16% to $57 and 19% to $115, respectively, compared to the same periods in 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue due to increased investment of client assets into advisory programs and higher service fees.

Operating expenses (excluding variable compensation) increased 17% to $55 and 15% to $110, respectively, in the second quarter and first half of 2018 compared to the same periods in 2017 due to an increase in financial advisor compensation attributable to an increase in revenues on which financial advisor commissions are earned, growth in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.

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

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended March 30, 2018, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and the potential for new legislation and regulation.

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives.  The current Legislative and Regulatory Initiatives have resulted in an increasingly complex environment in which the Partnership conducts its business.  As such, the Partnership cannot reliably predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented, whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

Second Quarter 2018 Update

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.  On June 21, 2018, the Fifth Circuit Court of Appeals issued an order vacating the DOL fiduciary rule and related exemptions.  It is unclear whether the DOL will issue any new permanent exemptions going forward.

The Partnership dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.  While the overall impact of the recently vacated rule may ultimately be adverse to the Partnership's financial condition, results of operations and liquidity, the Partnership may benefit from the changes to systems, processes, and offerings completed for the DOL fiduciary rule in complying with forthcoming regulatory initiatives.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers on April 18, 2018.  The Proposal sets forth two distinct standards of care:  a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients.  The Proposal also includes a new disclosure, the Client Relationship Summary.  A 90-day comment period began upon official publication of the Proposal.  The Partnership is dedicating significant resources to interpret and implement the Proposal, including evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule and providing feedback to the SEC's Proposal.  The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators and other regulators and other licensing entities are proposing laws and rules to articulate their required standard of care.  The Partnership is dedicating significant resources to interpret and implement these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three and six month periods ended June 29, 2018 and 75% for both the three and six month periods ended June 30, 2017.  In addition, the Partnership derived from one mutual fund complex 14% of its total revenue for both the three month and six month periods ended June 29, 2018, and 17% for both the three and six month periods ended June 30, 2017.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the 2014 Plan.  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  Recently, the Partnership terminated the 2014 Plan and deregistered all remaining unsold Interests.  Proceeds from the Interests issued under the 2014 Plan have been used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the 2018 Plan.  The Partnership intends to offer initial Interests under the 2018 Plan during the latter part of 2018 and the initial offering under the 2018 Plan is expected to close early in 2019.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at June 29, 2018, net of reserve for anticipated withdrawals, was $2,554, an increase of $49 from December 31, 2017.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($50) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($5, $52 and $171, respectively), partially offset by the net increase in Partnership loans outstanding ($56) and redemption of limited partner, subordinated limited partner and general partner interests ($4, $10 and $159, respectively).  During both the three and six month periods ended June 29, 2018 and June 30, 2017, the Partnership retained 13.8% of income allocated to general partners.

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

	As of June 29, 2018
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$891	$508	$1,508	$2,907
Partnership capital owned by partners with individual loans	$85	$5	$876	$966
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	10%	1%	58%	33%

Individual loans:
Individual bank loans	$20	$—	$—	$20
Individual Partnership loans	—	2	351	353
Total individual loans	$20	$2	$351	$373
Individual loans as a percent of total Partnership capital	2%	0%	23%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	24%	40%	40%	39%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

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

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which expires in November 2018.  The 2013 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  In accordance with the terms of the 2013 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  As of June 29, 2018, the Partnership was in compliance with all covenants related to the 2013 Credit Facility.  The Partnership expects to enter into a new credit facility prior the expiration of the 2013 Credit Facility.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities availability, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of June 29, 2018 and December 31, 2017.  In addition, the Partnership did not have any draws against these lines of credit during the six month period ended June 29, 2018.  For the purpose of testing draw procedures, the Partnership made an overnight draw on the uncommitted facility in April 2018.

Cash Activity

As of June 29, 2018, the Partnership had $1,015 in cash and cash equivalents and $837 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $1,852 of Partnership liquidity as of June 29, 2018, an 8% ($158) decrease from $2,010 at December 31, 2017.  This decrease was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.  The Partnership had $7,892 and $10,099 in cash and investments segregated under federal regulations as of June 29, 2018 and December 31, 2017, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily due to the investment of client cash.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 29,	December 31,
	2018	2017	% Change
U.S.:
Net capital	$1,096	$1,107	-1%
Net capital in excess of the minimum required	$1,036	$1,049	-1%
Net capital as a percentage of aggregate debit items	36.7%	38.1%	-4%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	20.0%	21.6%	-7%

Canada:
Regulatory risk-adjusted capital	$42	$50	-16%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$37	$42	-12%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of June 29, 2018 and December 31, 2017.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the SEC and DOL; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 30, 2018 and June 29, 2018.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.0 billion and $10.7 billion, respectively, for the six month period ended June 29, 2018.  These short-term investments earned an average rate of approximately 145 basis points (1.45%) during the first half of 2018.  Changes in interest rates also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $53 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $84 million.  The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.  An increase in short-term interest rates has a lesser impact on net interest income as the increase in interest income earned on receivables from client margin balances and investments segregated under federal regulations would be primarily offset by an increase in interest expense paid on amounts payable to clients.  For interest paid on amounts payable to clients, the positive impact of declining interest rates is limited, due to the current low interest rate environment, and the negative impact of increasing interest rates is limited, as the Partnership does not expect to increase interest rates at the same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 29, 2018.

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

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and the Part II, Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the period ended March 30, 2018.  The following risk factors supplement the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

PART II. OTHER INFORMATION

Item 1A.Risk Factors, continued

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

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives.  The current Legislative and Regulatory Initiatives have resulted in an increasingly complex environment in which the Partnership conducts its business.  As such, the Partnership cannot reliably predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented, whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.   On June 21, 2018, the Fifth Circuit Court of Appeals issued an order vacating the DOL fiduciary rule and related exemptions.  It is unclear whether the DOL will issue any new permanent exemptions going forward.

The Partnership dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources.  The Partnership continues to evaluate the solutions available to retirement accounts, with additional changes possible.  While the overall impact of the recently vacated rule may ultimately be adverse to the Partnership's financial condition, results of operations and liquidity, the Partnership may benefit from the changes to systems, processes, and offerings completed for the DOL fiduciary rule in complying with forthcoming regulatory initiatives.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers on April 18, 2018.  The Proposal sets forth two distinct standards of care:  a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients.  The Proposal also includes a new disclosure, the Client Relationship Summary.  A 90-day comment period began upon official publication of the Proposal.  The Partnership is dedicating significant resources to interpret and implement the Proposal, including evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule and providing feedback to the SEC's Proposal.  The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators and other regulators and other licensing entities are proposing laws and rules to articulate their required standard of care.  The Partnership is dedicating significant resources to interpret and implement these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART II. OTHER INFORMATION

Item 1A.Risk Factors, continued

Litigation and Regulatory Investigations and Proceedings — As a financial services firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks.  The Partnership is, from time to time, subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators.  Given the growth of financial advisors and increasing scale and complexity of the Partnership's business, the types and frequency of these matters may also increase.

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

The Partnership has incurred significant expenses to defend and/or settle claims in the past.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if such matters will have a material adverse effect on its consolidated financial condition.  As such, the return of limited partners, including those purchasing an Interest in the 2018 Plan, may be adversely impacted by such losses, including events that preceded the limited partner's purchase of an Interest.

Such legal actions may be material to future operating results for a particular period or periods.  See Part I, Item 3 – Legal Proceedings in the Partnership's Annual Report and Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for more information regarding certain unresolved claims.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number		Description
3.1	*

Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated August 6, 2018.

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

3.35	*

Thirty-Third Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 28, 2018, incorporated by reference from Exhibit 3.35 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 30, 2018.

3.36	*

Thirty-Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 25, 2018, incorporated by reference from Exhibit 3.35 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 30, 2018.

3.37	**	Thirty-Fifth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 24, 2018.
3.38	**	Thirty-Sixth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 20, 2018.
3.39	**	Thirty-Seventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 12, 2018.
31.1	**

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

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

PART II. OTHER INFORMATION

Exhibit Number		Description
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation
101.DEF	**	XBRL Extension Definition
101.LAB	**	XBRL Taxonomy Extension Label
101.PRE	**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ James D. Weddle
James D. Weddle
Managing Partner (Principal Executive Officer)
August 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	August 9, 2018
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2018
Kevin D. Bastien