Form 10-Q
period 2018-09-28
JONES FINANCIAL COMPANIES LLLP
filed 2018-11-13
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 26, 2018, 886,411 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 28,	December 31,
(Dollars in millions)	2018	2017
ASSETS:
Cash and cash equivalents	$876	$846
Cash and investments segregated under federal regulations	7,592	10,099
Securities purchased under agreements to resell	1,241	1,164
Receivables from:
Clients	3,456	3,300
Mutual funds, insurance companies and other	538	540
Brokers, dealers and clearing organizations	277	247
Securities owned, at fair value:
Investment securities	270	258
Inventory securities	83	50
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	549	544
Other assets	119	128

TOTAL ASSETS	$15,001	$17,176

LIABILITIES:
Payables to:
Clients	$10,452	$12,810
Brokers, dealers and clearing organizations	106	67
Accrued compensation and employee benefits	1,455	1,339
Accounts payable, accrued expenses and other	225	165
	12,238	14,381
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	887	890
Subordinated limited partners	506	463
General partners	1,186	1,152
Total	2,579	2,505
Reserve for anticipated withdrawals	184	290
Total partnership capital subject to mandatory redemption	2,763	2,795

TOTAL LIABILITIES	$15,001	$17,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Revenue:
Fee revenue
Asset-based	$1,581	$1,316	$4,535	$3,648
Account and activity	169	164	510	509
Total fee revenue	1,750	1,480	5,045	4,157
Trade revenue	368	314	1,072	1,200
Interest and dividends	92	69	257	192
Other revenue	11	14	34	46
Total revenue	2,221	1,877	6,408	5,595
Interest expense	30	25	92	64
Net revenue	2,191	1,852	6,316	5,531
Operating expenses:
Compensation and benefits	1,536	1,312	4,470	3,918
Occupancy and equipment	114	105	333	310
Communications and data processing	85	80	250	242
Fund sub-adviser fees	35	26	96	70
Advertising	19	17	66	61
Professional and consulting fees	21	17	57	52
Postage and shipping	14	16	43	49
Other operating expenses	94	68	255	196
Total operating expenses	1,918	1,641	5,570	4,898

Income before allocations to partners	273	211	746	633

Allocations to partners:
Limited partners	31	26	86	79
Subordinated limited partners	35	27	96	80
General partners	207	158	564	474
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$35.42	$29.33	$96.60	$87.93

Weighted average $1,000 equivalent limited partnership units outstanding	888,481	894,852	890,911	898,374

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	Sept 28, 2018	Sept 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	746	633
Depreciation and amortization	69	63

Changes in assets and liabilities:
Investments segregated under federal regulations	709	1,550
Securities purchased under agreements to resell	(77)	(17)
Net payable to clients	(2,514)	(3,059)
Net receivable from brokers, dealers and clearing organizations	9	13
Receivable from mutual funds, insurance companies and other	2	(31)
Securities owned	(45)	(60)
Other assets	9	4
Accrued compensation and employee benefits	116	169
Accounts payable, accrued expenses and other	60	29
Net cash used in operating activities	(916)	(706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements, net	(74)	(55)
Net cash used in investing activities	(74)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	60	73
Redemption of partnership interests	(181)	(182)
Distributions from partnership capital	(657)	(521)
Net cash used in financing activities	(778)	(630)
Net decrease in cash, cash equivalents and restricted cash	(1,768)	(1,391)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,537	9,572
End of period	$6,769	$8,181

See Note 11 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  All material intercompany balances and transactions have been eliminated in consolidation.  The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2018 and November 30, 2017 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three and nine month periods ended August 31, 2018 and 2017 are included in the Partnership’s Consolidated Statements of Income and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three and nine month periods ended September 28, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.  These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance.  The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB deferred the effective date of ASU 2014-09 to the first quarter of 2018.  An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or modified retrospective adoption by recognizing the cumulative effect of adoption at the date of initial application.  Effective January 1, 2018, the Partnership adopted ASU 2014-09 using the modified retrospective method.  As a result of adoption, there was no cumulative impact to Partnership capital as of January 1, 2018, no impact to total revenue for the three and nine month periods ended September 28, 2018 and no impact to the consolidated statements of financial condition as of September 28, 2018.  There was a presentation change that did not impact the timing or amount of total revenue, net revenue or income before allocations to partners.  See Note 3 for additional information.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”).  ASU 2016-18 requires restricted cash to be included within cash and cash equivalents on the Consolidated Statements of Cash Flows.  The Partnership's restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Partnership adopted ASU 2016-18 on a retrospective basis in the first quarter of 2018, which resulted in including restricted cash of $5,893, $7,691, $7,186 and $8,525 as of September 28, 2018, December 31, 2017, September 29, 2017 and December 31, 2016, respectively, in the cash and cash equivalents balances on the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which will be effective January 1, 2019.  ASC 842 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities.  The Partnership is in the process of completing its evaluation of the impact of ASC 842 and expects to record a lease asset and lease liability of approximately $725 - $825 primarily related to the Partnership's branch office network (amount will be dependent on leases outstanding at adoption date).  Adoption of ASC 842 will not have a material impact on the Consolidated Statements of Income, Consolidated Statements of Cash Flows or net capital requirements of Edward Jones.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which allows an entity to apply ASC 842 at the January 1, 2019 adoption date and recognize a cumulative-effect adjustment to the opening balance of Partnership capital in the period of adoption.  Prior periods do not have to be restated.  The Partnership expects to use this transition method and expects the cumulative-effect adjustment to be zero.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

As of September 28, 2018 and December 31, 2017, $400 and $346, respectively, of the receivable from clients balance and $268 and $279, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership's disaggregated revenue information.  See Note 9 for segment information.

	Three Months Ended September 28, 2018			Three Months Ended September 29, 2017
	U.S.	Canada	Total	U.S.	Canada	Total
Revenue
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,086	$16	$1,102	$878	$11	$889
Service fees	314	22	336	294	20	314
Other asset-based fees	143	—	143	113	—	113
Total asset-based fee revenue	1,543	38	1,581	1,285	31	1,316
Account and activity fee revenue:
Shareholder accounting services fees	107	—	107	102	—	102
Other account and activity fee revenue	59	3	62	59	3	62
Total account and activity fee revenue	166	3	169	161	3	164
Total fee revenue	1,709	41	1,750	1,446	34	1,480
Trade revenue:
Commissions	325	11	336	271	12	283
Principal transactions	30	2	32	30	1	31
Total trade revenue	355	13	368	301	13	314
Net interest and dividends revenue	60	2	62	43	1	44
Other revenue	7	4	11	15	(1)	14
Net revenue	$2,131	$60	$2,191	$1,805	$47	$1,852

	Nine Months Ended September 28, 2018			Nine Months Ended September 29, 2017
	U.S.	Canada	Total	U.S.	Canada	Total
Revenue
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,093	$43	$3,136	$2,350	$29	$2,379
Service fees	922	66	988	881	58	939
Other asset-based fees	411	—	411	330	—	330
Total asset-based fee revenue	4,426	109	4,535	3,561	87	3,648
Account and activity fee revenue:
Shareholder accounting services fees	325	—	325	312	—	312
Other account and activity fee revenue	175	10	185	188	9	197
Total account and activity fee revenue	500	10	510	500	9	509
Total fee revenue	4,926	119	5,045	4,061	96	4,157
Trade revenue:
Commissions	933	37	970	1,050	39	1,089
Principal transactions	98	4	102	108	3	111
Total trade revenue	1,031	41	1,072	1,158	42	1,200
Net interest and dividends revenue	159	6	165	125	3	128
Other revenue	25	9	34	43	3	46
Net revenue	$6,141	$175	$6,316	$5,387	$144	$5,531

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 4 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2017.

The Partnership did not have any assets or liabilities categorized as Level III during the nine and twelve month periods ended September 28, 2018 and December 31, 2017, respectively.  In addition, there were no transfers into or out of Levels I, II or III during these periods.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	September 28, 2018
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$277	$—	$277

Investments segregated under federal regulations:
U.S. treasuries	$1,495	$—	$—	$1,495
Certificates of deposit	—	200	—	200
Total investments segregated under federal regulations	$1,495	$200	$—	$1,695

Securities owned:
Investment securities:
Mutual funds(1)	$264	$—	$—	$264
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$269	$1	$—	$270

Inventory securities:
State and municipal obligations	$—	$30	$—	$30
Mutual funds	28	—	—	28
Equities	16	—	—	16
Corporate bonds and notes	—	6	—	6
Certificates of deposit	—	3	—	3
Total inventory securities	$44	$39	$—	$83

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$275	$—	$275

Investments segregated under federal regulations:
U.S. treasuries	$2,399	$—	$—	$2,399

Securities owned:
Investment securities:
Mutual funds(1)	$252	$—	$—	$252
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$257	$1	$—	$258

Inventory securities:
State and municipal obligations	$—	$24	$—	$24
Equities	16	—	—	16
Mutual funds	4	—	—	4
Certificates of deposit	—	4	—	4
Corporate bonds and notes	—	2	—	2
Total inventory securities	$20	$30	$—	$50

NOTE 5 – LINES OF CREDIT

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 28,	December 31,
	2018	2017
2018 Credit Facility	$500	$-
2013 Credit Facility	-	400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which had a November 2018 expiration date.  In September 2018, the Partnership entered into a new $500 committed revolving line of credit ("2018 Credit Facility"), which replaced the 2013 Credit Facility.  In accordance with the terms of the 2018 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory capital of at least 6% of aggregate debit items as calculated under the alternative method.  The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of September 28, 2018, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 28, 2018, and the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2017.  In addition, the Partnership did not have any draws against these lines of credit during the nine month period ended September 28, 2018.  For the purpose of testing draw procedures, the Partnership made overnight draws on the uncommitted facility in April and September 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of September 28, 2018 and December 31, 2017, the outstanding amount of Partnership loans was $349 and $297, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $5 and $13 for the three and nine month periods ended September 28, 2018, respectively, and $3 and $9 for the three and nine month periods ended September 29, 2017, respectively.  As discussed in the Form 8-K filed on August 6, 2018, the Partnership Agreement includes tax allocation modifications to simplify the tax situation for the Partnership's limited partners and subordinated limited partners and authorizes a new class of partner, known as a service partner, who must also be a limited partner, among other updates.  Service partners will not receive capital interests in addition to their limited partnership interests.

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	Sept 28,	Sept 29,
	2018	2017
Partnership loans outstanding at beginning of period	$297	$266
Partnership loans issued during the period	170	142
Repayment of Partnership loans during the period	(118)	(110)
Total Partnership loans outstanding	$349	$298

The minimum 7.5% annual payment on the face amount of limited partnership capital was $17 and $50 for the three and nine month periods ended September 28, 2018, respectively, and $17 and $51 for the three and nine month periods ended September 29, 2017, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 17, 2014, to register $350 of Interests to be issued pursuant to the Partnership's 2014 Employee Limited Partnership Interest Purchase Plan (the "2014 Plan").  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  In the third quarter of 2018, the Partnership terminated the 2014 Plan and deregistered all remaining unsold Interests.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership's initial offering under the 2018 Plan is expected to close early in 2019.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 28,	December 31,
	2018	2017
U.S.:
Net capital	$1,061	$1,107
Net capital in excess of the minimum required	$1,001	$1,049
Net capital as a percentage of aggregate debit items	35.2%	38.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	18.6%	21.6%

Canada:
Regulatory risk-adjusted capital	$40	$50
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$35	$42

Net capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements as of September 28, 2018 and December 31, 2017.

NOTE 8 – CONTINGENCIES

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

The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at September 28, 2018, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $0 to $9 as of September 28, 2018.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 28, 2018 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	Sept 28, 2018	Sept 29, 2017	Sept 28, 2018	Sept 29, 2017
Net revenue:
U.S.	$2,131	$1,805	$6,141	$5,387
Canada	60	47	175	144
Total net revenue	$2,191	$1,852	$6,316	$5,531

Pre-variable income:
U.S.	$534	$427	$1,487	$1,225
Canada	5	(2)	10	(1)
Total pre-variable income	539	425	1,497	1,224

Variable compensation:
U.S.	261	208	734	577
Canada	5	6	17	14
Total variable compensation	266	214	751	591

Income (loss) before allocations to partners:
U.S.	273	219	753	648
Canada	—	(8)	(7)	(15)
Total income before allocations to partners	$273	$211	$746	$633

The Partnership derived 14% of its total revenue for both the three and nine month periods ended September 28, 2018, and 14% and 16% for the three and nine month periods ended September 29, 2017, respectively, from one mutual fund complex.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.  Significant reductions in this revenue due to regulatory reform or other changes to the Partnership’s relationship with this mutual fund complex could have a material impact on the Partnership’s results of operations.

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
September 28, 2018	$1,241	—	1,241	—	(1,241)	$—
December 31, 2017	$1,164	—	1,164	—	(1,164)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

NOTE 11 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Nine Months Ended
	Sept 28, 2018	Sept 29, 2017
Cash paid for interest	$92	$63
Cash paid for taxes	$8	$8

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$170	$142
Repayment of partnership loans through distributions from partnership capital in current period	$118	$110

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 28, 2018	December 31, 2017	September 29, 2017	December 31, 2016
Cash and cash equivalents	$876	$846	$995	$1,047
Cash and investments segregated under federal regulations	7,592	10,099	9,791	12,680
Less: Investments segregated under federal regulations	1,699	2,408	2,605	4,155
Total cash, cash equivalents and restricted cash	$6,769	$8,537	$8,181	$9,572

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and nine month periods ended September 28, 2018 and September 29, 2017.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept 28,	Sept 29,	%	Sept 28,	Sept 29,	%
	2018	2017	Change	2018	2017	Change
Revenue:
Fee revenue:
Asset-based	$1,581	$1,316	20%	$4,535	$3,648	24%
Account and activity	169	164	3%	510	509	0%
Total fee revenue	1,750	1,480	18%	5,045	4,157	21%
% of net revenue	80%	80%		80%	75%
Trade revenue	368	314	17%	1,072	1,200	-11%
% of net revenue	17%	17%		17%	22%
Net interest and dividends	62	44	41%	165	128	29%
Other revenue	11	14	-21%	34	46	-26%
Net revenue	2,191	1,852	18%	6,316	5,531	14%
Operating expenses	1,918	1,641	17%	5,570	4,898	14%
Income before allocations to partners	$273	$211	29%	$746	$633	18%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$29	$18	61%	$80	$66	21%
Advisory programs ($ billions)	$8	$16	-50%	$36	$59	-39%
Client households at period end	5.3	5.2	2%	5.3	5.2	2%
Net new assets for the period ($ billions)(2)	$16	$9	78%	$46	$35	31%
Client assets under care:
Total:
At period end ($ billions)	$1,189	$1,074	11%	$1,189	$1,074	11%
Average ($ billions)	$1,171	$1,054	11%	$1,149	$1,022	12%
Advisory programs:
At period end ($ billions)	$360	$290	24%	$360	$290	24%
Average ($ billions)	$354	$279	27%	$340	$252	35%
Financial advisors (actual):
At period end	17,321	15,795	10%	17,321	15,795	10%
Average	17,085	15,586	10%	16,660	15,271	9%
Attrition % (annualized)	7.1%	6.8%	n/a	7.1%	7.1%	n/a
Dow Jones Industrial Average (actual):
At period end	26,458	22,405	18%	26,458	22,405	18%
Average for period	25,595	21,882	17%	25,089	21,093	19%
S&P 500 Index (actual):
At period end	2,914	2,519	16%	2,914	2,519	16%
Average for period	2,850	2,466	16%	2,762	2,397	15%

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

Third Quarter 2018 versus Third Quarter 2017 Overview

The Partnership ended the third quarter of 2018 with 17,321 financial advisors and $1.2 trillion in client assets under care, increases of 10% and 11%, respectively, compared to the third quarter of 2017.

Net new assets were $16 billion during the third quarter of 2018 compared to $9 billion in the third quarter of 2017.  Average client assets under care increased 11% for the third quarter of 2018 compared to the same period in 2017, due to increases in the market value of client assets and net new assets from the past twelve months.

Advisory programs' average assets under care increased 27% in the third quarter of 2018 to $354 billion due to the continued investment of client assets into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and strong market performance during the past twelve months.

Net revenue increased 18% to $2,191 for the third quarter of 2018 compared to the same period in 2017.  Results reflected a 20% increase in asset-based fee revenue due to the continued, though lower, investment of client assets in advisory programs and increases in the market value of the underlying client assets held.  The increase in revenue also reflected 17% growth in trade revenue, due in part to increased client activity after restrictions were lifted from certain transaction-based retirement accounts following the Department of Labor's ("DOL") fiduciary rule being vacated as compared to this time last year, partially offset by lower margins earned as a result of a change in product mix.

Operating expenses increased 17% to $1,918 in the third quarter of 2018 compared to 2017, primarily due to increases in financial advisor compensation and variable compensation.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned and an increase in the number of financial advisors.  Variable compensation increased primarily due to the increase in the number and level of profitable branches.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $273, a 29% increase from the third quarter of 2017.

Nine Months Ended September 28, 2018 versus Nine Months Ended September 29, 2017 Overview

Net new assets were $46 billion during the first nine months of 2018 compared to $35 billion in the first nine months of 2017.  Average client assets under care increased 12% for the first nine months of 2018 compared to the same period in 2017, due to net new assets from the past twelve months and increases in the market value of client assets.

Advisory programs' average assets under care increased 35% in the first nine months of 2018 to $340 billion due to the continued investment of client assets into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and strong market performance during the past twelve months.

Net revenue increased 14% to $6,316 for the first nine months of 2018 compared to the same period in 2017.  Results reflected a 24% increase in asset-based fee revenue due to the continued, though lower, investment of client assets in advisory programs and increases in the market value of the underlying client assets held.  This increase was partially offset by an 11% decrease in trade revenue, primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses increased 14% to $5,570 in the first nine months of 2018 compared to 2017, primarily due to increases in financial advisor compensation and variable compensation.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.    Variable compensation increased primarily due to the increase in the number and level of profitable branches.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $746, an 18% increase from the first nine months of 2017.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 18% to $1,750 and 21% to $5,045 in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 28,	Sept 29,	%	Sept 28,	Sept 29,	%
	2018	2017	Change	2018	2017	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,102	$889	24%	$3,136	$2,379	32%
Service fees	336	314	7%	988	939	5%
Other asset-based fees	143	113	27%	411	330	25%
Total asset-based fee revenue	1,581	1,316	20%	4,535	3,648	24%
Account and activity fee revenue:
Shareholder accounting services fees	107	102	5%	325	312	4%
Other account and activity fee revenue	62	62	0%	185	197	-6%
Total account and activity fee revenue	169	164	3%	510	509	0%
Total fee revenue	$1,750	$1,480	18%	$5,045	$4,157	21%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$422.3	$406.9	4%	$421.2	$403.3	4%
Advisory programs	$349.2	$274.8	27%	$335.3	$249.0	35%
Insurance	$85.9	$81.3	6%	$85.4	$79.7	7%
Cash solutions	$27.2	$24.1	13%	$26.6	$24.2	10%

Shareholder accounting holdings serviced	28.0	26.7	5%	27.6	26.5	4%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Asset-based fee revenue increased 20% to $1,581 and 24% to $4,535 in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily due to an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the past twelve months into advisory programs, as a result of increased client adoption of the features, benefits and value proposition of advisory programs, and increases in the underlying clients' assets held due to the strong market performance during the past twelve months.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Account and activity fee revenue increased 3% to $169 and is up slightly to $510 in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily resulting from an increase in shareholder accounting services fees due to an increase in holdings serviced.  The increased revenue in the first nine months of 2018 was mostly offset by a decrease in other account and activity fee revenue related to retirement fees due to the increased client adoption of advisory programs.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 17% to $368 in the third quarter of 2018 and decreased 11% to $1,072 in the first nine months of 2018, compared to the same periods in 2017.  A discussion of trade revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 28,	Sept 29,	%	Sept 28,	Sept 29,	%
	2018	2017	Change	2018	2017	Change
Trade revenue:
Commissions revenue:
Mutual funds	$139	$118	18%	$400	$542	-26%
Equities	120	105	14%	363	362	0%
Insurance products and other	77	60	28%	207	185	12%
Total commissions revenue	$336	$283	19%	$970	$1,089	-11%
Principal transactions	32	31	3%	102	111	-8%
Total trade revenue	$368	$314	17%	$1,072	$1,200	-11%

Related metrics:
Client dollars invested ($ billions)	$29	$18	61%	$80	$66	21%
Margin per $1,000 invested	$12.9	$17.1	-25%	$13.4	$18.1	-26%
U.S. business days	63	63	0%	188	188	0%

Trade revenue increased 17% to $368 in the third quarter of 2018 compared to the same period in 2017 primarily due to increased client dollars invested in all products, due in part to increased client activity after restrictions were lifted from certain transaction-based retirement accounts following the DOL fiduciary rule being vacated as compared to this time last year, partially offset by lower margins earned as a result of a change in product mix.  Trade revenue decreased 11% to $1,072 in first nine months of 2018 compared to the same period in 2017 primarily due to lower margins earned as a result of the change in product mix with a higher proportion of client dollars invested in fixed income products, within principal transactions revenue, which earn lower margins, as well as lower client dollars invested in transaction-based mutual funds.  Further, the margin earned for mutual funds decreased as additional breakpoints were earned by clients due to larger average mutual fund holdings, which results in lower commissions.  In addition, due to a reduction in the number of unit investment trust products offered by the Partnership during 2017, principal transactions revenue was negatively impacted in 2018.

Net Interest and Dividends

Net interest and dividends revenue increased 41% to $62 and 29% to $165 in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  Results reflected an increase in short-term investing interest income as a result of an increase in the weighted-average rate earned, due to increases in the federal funds rate, partially offset by an increase in interest expense paid on client credit balances, due to the increase in rates.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 28,	Sept 29,	%	Sept 28,	Sept 29,	%
	2018	2017	Change	2018	2017	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$912	$762	20%	$2,655	$2,331	14%
Home office and branch	358	336	7%	1,064	996	7%
Variable compensation	266	214	24%	751	591	27%
Total compensation and benefits	1,536	1,312	17%	4,470	3,918	14%

Occupancy and equipment	114	105	9%	333	310	7%
Communications and data processing	85	80	6%	250	242	3%
Fund sub-adviser fees	35	26	35%	96	70	37%
Advertising	19	17	12%	66	61	8%
Professional and consulting fees	21	17	24%	57	52	10%
Postage and shipping	14	16	-13%	43	49	-12%
Other operating expenses	94	68	38%	255	196	30%
Total operating expenses	$1,918	$1,641	17%	$5,570	$4,898	14%

Related metrics (actual):
Number of branches:
At period end	14,059	13,314	6%	14,059	13,314	6%
Average	13,933	13,224	5%	13,734	13,104	5%
Financial advisors:
At period end	17,321	15,795	10%	17,321	15,795	10%
Average	17,085	15,586	10%	16,660	15,271	9%
Branch office administrators(1):
At period end	16,005	15,259	5%	16,005	15,259	5%
Average	15,812	15,292	3%	15,648	15,151	3%
Home office associates(1):
At period end	6,695	6,478	3%	6,695	6,478	3%
Average	6,808	6,539	4%	6,706	6,483	3%
Home office associates(1) per 100 financial advisors (average)	39.8	42.0	-5%	40.3	42.5	-5%
Branch office administrators(1) per 100 financial advisors (average)	92.5	98.1	-6%	93.9	99.2	-5%
Average operating expenses per financial advisor(2)	$41,264	$40,998	1%	$124,130	$124,812	-1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the third quarter of 2018, operating expenses increased 17% to $1,918 compared to the third quarter of 2017, primarily due to a $224 increase in compensation and benefits expense (described below).

Financial advisor compensation and benefits expense increased 20% in the third quarter of 2018 due to an increase in revenues on which commissions are earned and an increase in the number of financial advisors.

Home office and branch compensation and benefits expense increased 7% in the third quarter of 2018 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 4% and 3%, respectively.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs.  In the third quarter of 2018, the average number of home office associates and BOAs per 100 financial advisors decreased 5% and 6%, respectively.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office and branch support staff.  The average operating expenses per financial advisor increased 1% primarily due to an increase in home office and branch compensation and benefits expense, partially offset by the impact of spreading costs over more financial advisors.  The Partnership expects to slow the growth in the number of personnel, thereby further reducing the average operating expense per financial advisor over the next few years.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 24% in the third quarter of 2018 to $266 due to an increase in the Partnership's profitability, including an increase in the number and level of profitable branches.

For the first nine months of 2018, operating expenses increased 14% to $5,570 compared to the first nine months of 2017, primarily due to a $552 increase in compensation and benefits expense (described below).

Financial advisor compensation and benefits expense increased 14% in the first nine months of 2018 due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017.  This increase was partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.  These enhancements were implemented by the Partnership to support financial advisors' efforts through the implementation of the DOL fiduciary rule and ended in April 2017.

Home office and branch compensation and benefits expense increased 7% in the first nine months of 2018 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages.  The average number of the Partnership’s home office associates and BOAs both increased 3%.

In the first nine months of 2018, the average number of home office associates and BOAs per 100 financial advisors both decreased 5%.  The average operating expenses per financial advisor decreased 1% primarily due to the impact of spreading costs over more financial advisors, partially offset by an increase in home office and branch compensation and benefits expense.  Variable compensation increased 27% in the first nine months of 2018 to $751 due to an increase in the Partnership's profitability, including an increase in the number and level of profitable branches.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept 28,	Sept 29,	%	Sept 28,	Sept 29,	%
	2018	2017	Change	2018	2017	Change
Net revenue:
U.S.	$2,131	$1,805	18%	$6,141	$5,387	14%
Canada	60	47	28%	175	144	22%
Total net revenue	2,191	1,852	18%	6,316	5,531	14%

Operating expenses (excluding variable compensation):
U.S.	1,597	1,378	16%	4,654	4,162	12%
Canada	55	49	12%	165	145	14%
Total operating expenses	1,652	1,427	16%	4,819	4,307	12%

Pre-variable income:
U.S.	534	427	25%	1,487	1,225	21%
Canada	5	(2)	350%	10	(1)	1100%
Total pre-variable income	539	425	27%	1,497	1,224	22%

Variable compensation:
U.S.	261	208	25%	734	577	27%
Canada	5	6	-17%	17	14	21%
Total variable compensation	266	214	24%	751	591	27%

Income (loss) before allocations to partners:
U.S.	273	219	25%	753	648	16%
Canada	—	(8)	100%	(7)	(15)	53%
Total income before allocations to partners	$273	$211	29%	$746	$633	18%

Client assets under care ($ billions):
U.S.
At period end	$1,163.4	$1,050.8	11%	$1,163.4	$1,050.8	11%
Average	$1,146.0	$1,031.0	11%	$1,124.6	$1,000.1	12%
Canada
At period end	$25.2	$23.5	7%	$25.2	$23.5	7%
Average	$24.8	$22.9	8%	$24.5	$21.7	13%

Net new assets for the period ($ billions):
U.S.	$15.4	$8.3	86%	$44.6	$33.6	33%
Canada	$0.4	$0.4	0%	$1.2	$1.3	-8%

Financial advisors (actual):
U.S.
At period end	16,498	15,079	9%	16,498	15,079	9%
Average	16,281	14,885	9%	15,883	14,591	9%
Canada
At period end	823	716	15%	823	716	15%
Average	804	701	15%	777	680	14%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the third quarter of 2018, net revenue increased 18% to $2,131 compared to the third quarter of 2017.  The increase in net revenue was primarily due to both an increase in asset-based fee revenue and an increase in trade revenue.  Asset-based fee revenue increased 20% to $1,543, led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the past twelve months into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and increases in the market value of the underlying client assets held.  Trade revenue increased 18% to $355 due in part to increase client activity after restrictions were lifted from certain transaction-based retirement accounts following the DOL fiduciary rule being vacated as compared to this time last year, partially offset by lower margins earned as a result of a change in product mix.

Operating expenses (excluding variable compensation) increased 16% to $1,597 in the third quarter of 2018 primarily due to increases in compensation and benefits expense for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased largely due to higher commissions and an increase in the number of financial advisors.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network and higher wages.

For the first nine months of 2018, net revenue increased 14% to $6,141 compared to the first nine months of 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 24% to $4,426, led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the past twelve months into advisory programs as a result of increased client adoption of the features, benefits and value proposition of advisory programs and increases in the market value of the underlying client assets held.  Trade revenue decreased 11% to $1,031 primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses (excluding variable compensation) increased 12% to $4,654 in the first nine months of 2018 primarily due to increases in compensation and benefits expense for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased largely due to higher commissions, an increase in the number of financial advisors, and changes in compensation programs which were effective April 2017, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network and higher wages.

Canada

For the third quarter and first nine months of 2018, net revenue increased 28% to $60 and 22% to $175, respectively, compared to the same periods in 2017.  The increase in net revenue was primarily due to an increase in asset-based fee revenue due to increased investment of client assets into advisory programs and higher service fees.

Operating expenses (excluding variable compensation) increased 12% to $55 and 14% to $165, respectively, in the third quarter and first nine months of 2018 compared to the same periods in 2017 due to an increase in financial advisor compensation attributable to an increase in revenues on which financial advisor commissions are earned, growth in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.

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

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended March 30, 2018 and June 29, 2018, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the DOL fiduciary rule and the potential for new legislation and regulation.

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

Third Quarter 2018 Update

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and retirement accounts in April 2016.  On June 21, 2018, the Fifth Circuit Court of Appeals issued an order vacating the DOL fiduciary rule and related exemptions.  As a result of the court order, the Partnership implemented changes to systems, processes and offerings including lifting restrictions from certain transaction-based retirement accounts impacting the Partnership's financial condition, results of operations and liquidity.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers on April 18, 2018.  The Proposal sets forth two distinct standards of care:  a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients.  The Proposal also includes a new disclosure, the Client Relationship Summary.  The Partnership provided feedback to the SEC's Proposal and continues to dedicate significant resources to interpret and implement the Proposal, including evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule.  The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators, other regulators, and various licensing entities are proposing laws and rules to articulate their required standard of care.  The Partnership is dedicating significant resources to interpret and implement these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three and nine month periods ended September 28, 2018 and 75% for both the three and nine month periods ended September 29, 2017.  In addition, the Partnership derived from one mutual fund complex 14% of its total revenue for both the three month and nine month periods ended September 28, 2018, and 14% and 16% for the three and nine month periods ended September 29, 2017, respectively.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the 2014 Plan.  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  In the third quarter of 2018, the Partnership terminated the 2014 Plan and deregistered all remaining unsold Interests.  Proceeds from the Interests issued under the 2014 Plan were used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs, including growing the number of financial advisors.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the 2018 Plan.  The Partnership's initial offering under the 2018 Plan is expected to close early in 2019.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at September 28, 2018, net of reserve for anticipated withdrawals, was $2,579, an increase of $74 from December 31, 2017.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($77) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($5, $53 and $172, respectively), partially offset by the net increase in Partnership loans outstanding ($52) and redemption of limited partner, subordinated limited partner and general partner interests ($8, $10 and $163, respectively).  During both the three and nine month periods ended September 28, 2018 and September 29, 2017, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 28, 2018
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$887	$509	$1,532	$2,928
Partnership capital owned by partners with individual loans	$79	$7	$904	$990
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	9%	1%	59%	34%

Individual loans:
Individual bank loans	$18	$—	$—	$18
Individual Partnership loans	—	3	346	349
Total individual loans	$18	$3	$346	$367
Individual loans as a percent of total Partnership capital	2%	1%	23%	13%
Individual loans as a percent of respective Partnership capital owned by partners with loans	23%	43%	38%	37%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	September 28,	December 31,
	2018	2017
2018 Credit Facility	$500	$-
2013 Credit Facility	-	400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$690

In accordance with the terms of the 2013 Credit Facility, the Partnership was required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  In September 2018, the Partnership entered into the 2018 Credit Facility, which replaced the 2013 Credit Facility.  In accordance with the terms of the 2018 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory capital of at least 6% of aggregate debit items as calculated under the alternative method.  The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of September 28, 2018, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.  In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on client margin securities and firm-owned securities availability, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 28, 2018, and the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2017.  In addition, the Partnership did not have any draws against these lines of credit during the nine month period ended September 28, 2018.  For the purpose of testing draw procedures, the Partnership made overnight draws on the uncommitted facility in April and September 2018.

Cash Activity

As of September 28, 2018, the Partnership had $876 in cash and cash equivalents and $1,241 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $2,117 of Partnership liquidity as of September 28, 2018, a 5% ($107) increase from $2,010 at December 31, 2017.  This increase was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.  The Partnership had $7,592 and $10,099 in cash and investments segregated under federal regulations as of September 28, 2018 and December 31, 2017, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily due to the investment of client cash.

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

The following table shows the Partnership’s net capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 28,	December 31,
	2018	2017	% Change
U.S.:
Net capital	$1,061	$1,107	-4%
Net capital in excess of the minimum required	$1,001	$1,049	-5%
Net capital as a percentage of aggregate debit items	35.2%	38.1%	-8%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	18.6%	21.6%	-14%

Canada:
Regulatory risk-adjusted capital	$40	$50	-20%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$35	$42	-17%

Net capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements as of September 28, 2018 and December 31, 2017.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Act and rules promulgated by the SEC and DOL; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 30, 2018, June 29, 2018 and September 28, 2018.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.0 billion and $10.4 billion, respectively, for the nine month period ended September 28, 2018.  These short-term investments earned an average rate of approximately 156 basis points (1.56%) during the first nine months of 2018.  Changes in interest rates also have an impact on the expense related to liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $57 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $81 million.  The Partnership has put in place an interest rate floor for the interest charged related to its client margin loans, which helps to limit the negative impact of declining interest rates.  An increase in short-term interest rates has a lesser impact on net interest income as the increase in interest income earned on receivables from client margin balances and investments segregated under federal regulations would be primarily offset by an increase in interest expense paid on amounts payable to clients.  For interest paid on amounts payable to clients, the positive impact of declining interest rates is limited, due to the current low interest rate environment, and the negative impact of increasing interest rates is limited, as the Partnership does not expect to increase interest rates at the same level.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 28, 2018.

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

Wage-and-Hour Class Action.  On September 22, 2017, Edward Jones was named as a defendant in a purported collective and class action lawsuit (White v. Edward D. Jones & Co., L.P.) filed in the U.S. District Court for the Northern District of Ohio by a former branch office administrator.  The lawsuit was brought under the Fair Labor Standards Act as well as Ohio law and alleges that Edward Jones underpaid overtime compensation to branch office administrators.  The lawsuit seeks compensatory damages in the amount of the unpaid wages as well as liquidated damages in an equal amount.  On April 24, 2018, the court approved the parties' settlement and issued its final order of dismissal, without prejudice.  The case will be considered to be dismissed with prejudice in late December 2018.  The final settlement accounting is scheduled to be completed in January 2019.

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

Discrimination Class Action.  On May 24, 2018, Edward Jones and JFC were named as defendants in a putative class action lawsuit (Bland v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Northern District of Illinois by a former financial advisor.  An amended complaint was filed on September 24, 2018, under 42 U.S.C. § 1981, alleging that the defendants discriminated against the former financial advisor and financial advisor trainees on the basis of race.  The lawsuit seeks equitable and injunctive relief, as well as compensatory and punitive damages.  Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and the Part II, Item 1A – Risk Factors of the Quarterly Reports on Form 10-Q for the periods ended March 30, 2018 and June 29, 2018.  The following risk factors supplement the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

DOL Fiduciary Rule.  The DOL issued its final rule defining the term "fiduciary" and exemptions related thereto in the context of ERISA and retirement accounts in April 2016.   On June 21, 2018, the Fifth Circuit Court of Appeals issued an order vacating the DOL fiduciary rule and related exemptions.  As a result of the court order, the Partnership implemented changes to systems, processes and offerings including lifting restrictions from certain transaction-based retirement accounts impacting the Partnership's financial condition, results of operations and liquidity.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers on April 18, 2018.  The Proposal sets forth two distinct standards of care:  a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients.  The Proposal also includes a new disclosure, the Client Relationship Summary.  The Partnership provided feedback to the SEC's Proposal and continues to dedicate significant resources to interpret and implement the Proposal, including evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule.  The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators, other regulators and various licensing entities are proposing laws and rules to articulate their required standard of care.  The Partnership is dedicating significant resources to interpret and implement these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

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

During the quarter ended September 28, 2018, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are described in the Partnership Agreement.  The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in a privately negotiated transaction and not pursuant to a public offering or solicitation.  The SLP Interests were issued to a general partner of the Partnership in July 2018 for an aggregate price of $1.5 million and to a retiring general partner of the Partnership in September 2018 for an aggregate price of $1.4 million.

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

Thirty-Fourth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 25, 2018, incorporated by reference from Exhibit 3.36 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 30, 2018.

3.37	*

Thirty-Fifth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 24, 2018, incorporated by reference from Exhibit 3.37 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 29, 2018.

3.38	*

Thirty-Sixth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 20, 2018, incorporated by reference from Exhibit 3.38 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 29, 2018.

3.39	*

Thirty-Seventh Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 12, 2018, incorporated by reference from Exhibit 3.39 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 29, 2018.

3.40	**	Thirty-Eighth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 21, 2018.
3.41	**	Thirty-Ninth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 19, 2018.
3.42	**	Fortieth Amendment of Twentieth Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated October 30, 2018.

PART II. OTHER INFORMATION

Exhibit Number		Description
10.1	**

$500,000,000 Credit Agreement dated as of September 21, 2018, among The Jones Financial Companies, L.L.L.P. and Edward D. Jones & Co., L.P. as borrowers and lenders Fifth Third Bank and Wells Fargo Bank, National Association.

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
November 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ James D. Weddle	Managing Partner (Principal Executive Officer)	November 13, 2018
James D. Weddle

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2018
Kevin D. Bastien