Form 10-K
period 2018-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2019-03-14
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of February 22, 2019 (most recent month end), 1,262,957 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

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

As of December 31, 2018, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada.  Edward Jones is a registered broker-dealer and investment adviser in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  JFC is the ultimate parent company of Edward Jones and is a holding company.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to segments for the years ended December 31, 2018, 2017 and 2016, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Organizational Structure.

At December 31, 2018, the Partnership was organized as follows:

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

Branch Office Network.  The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices.  The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOAs") located in the communities where clients live and work.  Financial advisors and BOAs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office.  The Partnership operated 14,172 branch offices as of December 31, 2018, primarily staffed by a single financial advisor and a BOA.  Of this total, the Partnership operated 13,540 branch offices in the U.S. (located in all 50 states) and 632 branch offices in Canada.

Governance.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors.  Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it.  Under the terms of the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's

PART I

Item 1. Business, continued

business.  Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC.  As of   December 31, 2018, JFC was composed of 393 general partners, 18,563 limited partners and 443 subordinated limited partners. Effective January 1, 2019, the amended Partnership Agreement authorized a new class of partner, known as a service partner.  Each service partner must also be a financial advisor and a general partner or a limited partner. Service partners will continue as financial advisors but not as employees of the Partnership and do not hold capital interests in addition to their general partnership or limited partnership interests.   As of February 22, 2019, JFC was composed of 455 general partners and 24,761 limited partners, 2,282 of whom are also service partners, as well as 498 subordinated limited partners. The partner counts include all new partners admitted to each partnership class after year end, including new limited partners from the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan"). See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

Revenues by Source.  The following table sets forth the sources of the Partnership’s revenues for the past three years.  Due to the interdependence of the activities and departments of the Partnership’s business and the inherently subjective assumptions required to allocate overhead, it is impractical to identify and specify expenses applicable to each aspect of the Partnership’s operations. Further information on revenue related to the Partnership’s segments is provided in Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ millions)	2018		2017		2016
Fee revenue
Asset-based fees	$6,075	71%	$5,047	66%	$3,705	56%
Account and activity fees	678	8%	678	9%	719	10%
Total fee revenue	6,753	79%	5,725	75%	4,424	66%
Trade revenue	1,462	17%	1,547	20%	1,981	30%
Interest and dividends	362	4%	265	4%	193	3%
Other revenue	17	<1%	60	1%	34	1%
Total revenue	$8,594	100%	$7,597	100%	$6,632	100%

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

PART I

Item 1. Business, continued

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

Through the Canadian Portfolio Program, financial advisors provide discretionary investment advisory services to clients by using independent investment managers and proprietary asset allocation models.  Canadian Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines.  Fees for these programs are based on the average daily market value of client assets in the program as well as the portfolio model selected.

The Partnership also earns revenue on clients’ assets through service fees and other revenues received under agreements with mutual fund and insurance companies.  The fees generally range from 15 to 25 basis points (0.15% to 0.25%), but can be up to 100 basis points (1.0%) of the value of the client assets.

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

Asset-based fee revenue also includes investment management fees earned by Passport Research, Ltd. ("Passport Research"), a wholly-owned subsidiary of JFC, as the investment adviser to the Edward Jones Money Market Fund.

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

PART I

Item 1. Business, continued

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

Significant Revenue Source

As of December 31, 2018, the Partnership distributed mutual funds for approximately 72 mutual fund companies.  One company, American Funds Distributors, Inc. and its affiliates, represented 14% of the Partnership’s total revenue for the year ended December 31, 2018.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

BUSINESS OPERATIONS

Branch Development. The Partnership's Branch Development division is responsible for selecting and enabling branch teams, which typically consist of a financial advisor and BOA, whose goal is to start, build and optimize the client experience. Branch Development supports the Partnership by attracting and hiring high-quality talent, onboarding and developing branch teams, developing leaders and associates in both the home office and in the field, and optimizing and supporting branch team performance.

Client Strategies Group. The Partnership's Client Strategies Group ("CSG") focuses on ensuring clients are on track to achieve their financial goals through collaboration of marketing, research and trading, products and solutions support. Marketing's role is to understand clients and investors to appropriately define and deliver the Partnership's brand, investment strategy and experience. The firm's research and trading department creates and refines advice and guidance by providing branch teams investment recommendations and market information that reflects clients' needs and values.  The department does not offer its research for sale and supplements its own research with independent third-party research services.  Product specialists lead the Partnership's product strategy and management to provide branch teams and clients with a broad supply of quality products aligned with advice and guidance, and solutions enables branch teams to successfully deliver tailored advice to meet client needs.

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

In conjunction with clearing and settling transactions with NSCC, the Partnership holds client securities on deposit with DTC in lieu of maintaining physical custody of the certificates.  The Partnership uses a major bank for custody and settlement of U.S. treasury securities and Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation issues.  The Partnership also uses a major bank for custody and settlement of foreign securities.

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

Broadridge Financial Solutions, Inc. (“Broadridge”), along with its U.S. business, Securities Processing Solutions, U.S., and its international business, Securities Processing Solutions, International, provide automated data processing services for client account activity and related records for the Partnership in the U.S. and Canada, respectively.  The Partnership also utilizes certain products and services of The Bank of New York Mellon Corporation (“BNY Mellon”) for mutual fund investments held by the Partnership’s clients and for certain trading activities.  The Partnership has arrangements with other brokers to execute the orders for its U.S. Business in return for a commission based on the size and type of trade.  For orders in Canada, the Partnership transacts directly on the exchanges in an agency capacity. If, for any reason, any of the Partnership’s clearing, settling or executing agents were to fail, the Partnership and its clients would be subject to possible loss.  To the extent that the Partnership would not be able to meet the obligations to the clients, such clients might experience delays in obtaining the protections afforded them.

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

Employees.  The Partnership’s financial advisors are employees (or general partners) of the Partnership.  As of December 31, 2018, the Partnership had approximately 47,000 full-time and part-time employees and general partners, including its 17,615 financial advisors.  The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. Effective January 1, 2019, service partners will continue as financial advisors but not as employees of the Partnership.

PART I

Item 1. Business, continued

Employees and partners of the Partnership in the U.S. are bonded under a blanket fidelity bond.  The Partnership has an aggregate annual coverage of $50,000,000 subject to deductibles.  Employees and partners of the Partnership in Canada are bonded under a blanket policy as required by the Investment Industry Regulation Organization of Canada (“IIROC”).  The Partnership has an annual aggregate amount of coverage in Canada of C$50,000,000 with a per occurrence limit of C$25,000,000, subject to a deductible.

The Partnership maintains a comprehensive initial training program for prospective financial advisors which includes preparation for regulatory exams, on-line modules, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, U.S. and Canada trainees study for and take the requisite examinations.  After passing the requisite examinations, trainees complete on-line modules and a comprehensive training program in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations.  This training includes reviewing investments, compliance requirements and office procedures, understanding client needs, and establishing a base of potential clients.  Trainees complete the initial training program at a home office training facility.  Multiple field-based leaders provide in-region mentorship, training and coaching to trainees to assist their assimilation into the firm and the industry. The Partnership offers periodic training to financial advisors for the entirety of their careers.  These training programs continue to focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and benefit plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, some of which are larger than the Partnership in terms of capital, brokerage volume and underwriting activities.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Clients are able to transfer their business to competing organizations at any time.  There is also intense competition among firms for financial advisors.  The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

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

As an investment dealer registered in all provinces and territories of Canada, the Partnership's Canada broker-dealer subsidiary is subject to provincial, territorial and federal laws.  All provinces and territorial jurisdictions have established securities administrators to administer securities laws.  The Partnership's Canada broker-dealer subsidiary is also subject to the regulation of the Canada SRO, IIROC, which oversees the business conduct and financial affairs of its member firms, as well as all trading activity on debt and equity marketplaces in Canada.  IIROC fulfills its regulatory obligations by implementing and enforcing rules regarding the proficiency, business and financial conduct of member firms and their registered employees, and marketplace integrity rules regarding trading activity on Canada debt and equity marketplaces.

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

PART I

Item 1. Business, continued

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets; (2) regulatory actions; (3) changes in legislation or regulation, including new regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and rules promulgated by the SEC and DOL; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors.  These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, global economic slowdown, natural disasters, terrorist attacks, war, changes in local and national economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue and a decrease in the market value of assets would have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. A market decline could have a greater negative impact on revenues and profitability than experienced in prior years due to the increasing proportion of asset-based revenues. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade revenue, decreased margins and losses in firm inventory accounts. As mentioned, lower securities prices would also result in lower asset-based fees. This would have a material adverse impact on the profitability of the Partnership’s operations.

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

Managing the Partnership's reputation is critical to attracting and retaining clients and financial advisors.  The Partnership's reputation could be damaged by certain legal or regulatory actions, unethical behavior, cybersecurity breaches, data privacy incidents, poor investment performance, or compliance or operational failures, depending on their nature, size and scope. The Partnership attempts to mitigate these risks through its control environment and compliance framework. Significant control deficiencies, however, could negatively impact the Partnership's reputation, profitability and future growth opportunities.

LEGISLATIVE AND REGULATORY INITIATIVES — Proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives") could significantly impact the regulation and operation of the Partnership and its subsidiaries. In addition, Legislative and Regulatory Initiatives may significantly alter or restrict the Partnership’s historic business practices, which could negatively affect its operating results.

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

Before the DOL fiduciary rule went into effect, the Partnership dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources. As a result of the court order vacating the rule, however, the Partnership reverted many DOL required updates, including lifting restrictions from certain transaction-based retirement accounts.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal"). The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers as required by the Dodd-Frank Act on April 18, 2018. The Proposal sets forth two distinct standards of care: a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients. The Proposal also includes a new disclosure, the Client Relationship Summary. The Partnership is dedicating significant resources to interpret the Proposal, including evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule. The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

PART I

Item 1A. Risk Factors, continued

Other Standard of Care Initiatives. In addition, state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care. The Partnership is dedicating significant resources to interpret and implement these laws and rules as well. The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

Litigation and Regulatory Investigations and Proceedings — As a financial services firm, the Partnership is subject to litigation involving civil plaintiffs seeking substantial damages and regulatory investigations and proceedings, which have increased over time and are expected to continue to increase.

Many aspects of the Partnership’s business involve substantial litigation and regulatory risks.  The Partnership is, from time to time, subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies, as well as SROs and other regulators.  Given the growth in the number of its financial advisors and increasing scale and complexity of the Partnership's business, the types and frequency of these matters may also increase.

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

The Partnership has incurred significant expenses to defend and/or settle claims in the past.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if such matters will have a material adverse effect on its revenues, profitability, and its consolidated financial condition.

Such legal actions may be material to future operating results for a particular period or periods.  See Part I, Item 3 – Legal Proceedings for more information regarding certain unresolved claims.

COMPETITION — The Partnership is subject to intense competition for clients and personnel, and some of its competitors have greater resources.

All aspects of the Partnership’s business are highly competitive. The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies. Some of these organizations have greater capital and additional resources, and some entities offer a wider range of financial services. Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing. The Partnership continues to compete with a number of firms offering discount brokerage services, usually with lower levels of personalized service to individual clients. Further, the financial services industry continues to evolve technologically, with an increasing number of firms providing lower cost, computer-based "robo-advice" and enhanced digital experiences for clients with limited or no personalized service to clients or to supplement full-service offerings. Industry and technology changes may result in increased prevalence of robo-advisors. Clients are able to transfer their business to competing organizations at any time. The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide tailored solutions may be impacted by the evolving financial services industry, including technology changes, robo-advisors and other lower cost options. The Partnership may be subject to operational risk if the Partnership is unable to keep pace with this rapidly changing environment, which includes industry, technology and regulatory changes. In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics and preferences. If financial advisors do not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

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

Lower attrition and a substantial increase in new financial advisors in recent periods have positively impacted the Partnership's net financial advisor growth.  However, a significant number of the Partnership’s financial advisors have been licensed as financial advisors for less than three years. Being new to the business, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses.  As a result, the Partnership generally loses more than half of its financial advisors who have been licensed for less than three years. The Partnership has periodically experienced higher rates of attrition, particularly with respect to financial advisors who are new to the business and have not experienced times of market volatility. The Partnership may also experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. However, given changes to regulatory requirements, performance standards and financial advisor compensation, there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

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

INCREASED FINANCIAL ADVISOR COMPENSATION — Compensation paid to new financial advisors, as well as current financial advisors participating in a retirement transition plan, could negatively impact the Partnership’s profitability and capital if the increased compensation does not result in greater retention of financial advisors and clients.

In order to attract candidates to become financial advisors, the Partnership provides new financial advisors, for specified periods of time, a minimum base compensation as well as certain bonuses based on the amount of new assets gathered. The intent is to attract a greater number of high quality recruits with an enhanced level of base compensation in order to serve more clients and meet the Partnership’s growth objectives. If financial advisor compensation does not result in a corresponding increase in the level of productivity and retention rate of these financial advisors, then this additional compensation could negatively impact the Partnership’s financial performance in future periods. Additionally, the Partnership's compensation programs have resulted in higher costs to support the firm's growth and business model that will increase the cumulative investment in each branch.

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

The majority of the Partnership’s branch offices are staffed by a single financial advisor and a branch office administrator. Branch offices do not have an onsite supervisor as would be found at broker-dealers with multi-broker branches. The Partnership’s primary supervisory activity is conducted from its home offices. Although this method of supervision is designed to comply with all applicable industry and regulatory requirements, it is possible that the Partnership is exposed to a risk of loss arising from alleged imprudent or illegal actions of its financial advisors. Furthermore, the Partnership may be exposed to further losses if additional time passes before its supervisory personnel detect problem activity.

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

The Partnership is particularly dependent on Broadridge, which acts as the Partnership’s primary vendor for providing accounting and record-keeping for client accounts in both the U.S. and Canada. The Partnership’s communications and information systems are integrated with the information systems of Broadridge. There are relatively few alternative providers to Broadridge and although the Partnership has analyzed the feasibility of performing Broadridge’s functions internally, the Partnership may not be able to do it in a cost-effective manner or otherwise. The Partnership also utilizes certain products and services of BNY Mellon for mutual fund investments held by the Partnership’s clients and for certain trading activities. BNY Mellon’s products and services enable the Partnership to provide certain services to mutual funds, primarily shareholder accounting. Consequently, any new computer systems or software packages implemented by these third parties which are not compatible with the Partnership’s systems, or any other interruption or the cessation of service by these third parties as a result of systems limitations or failures, could cause unanticipated disruptions in the Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies, SROs and/or other regulators.

PART I

Item 1A. Risk Factors, continued

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

TRANSACTION VOLUME, CAPACITY, AND VOLATILITY — Significant increases and decreases in the number of transactions by the Partnership’s clients can have a material negative effect on the Partnership’s profitability and its ability to efficiently process and settle these transactions.

Significant volatility in the number of client transactions and rebalancing activity may result in operational problems such as a higher incidence of failures to deliver and receive securities and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs. The Partnership may experience adverse effects on its profitability resulting from significant reductions in securities sales and may encounter operational problems arising from unanticipated high transaction volume because the Partnership is not able to control such fluctuations.

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

The Partnership's business and operations relies heavily on its branch office network, home office facilities and its existing computer system and network, which are all vulnerable to damage or interruption from natural disasters, power loss, acts of terrorism, and other similar events. The Partnership has processes in place designed to safeguard against and monitor for business interruptions and related losses. However, there can be no assurance the Partnership will not suffer such losses in the future. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its branch office network, home office facilities and its technological systems, as well as causing interruptions or malfunctions in the Partnership’s, its clients’ or third parties’ operations. In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption.

The Partnership has data centers in two separate regions of the United States. These data centers act as disaster recovery sites for each other. While these data centers are designed to be redundant for one another, a prolonged interruption of either site might result in a delay in service and substantial costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event.

CANADA OPERATIONS — The Partnership has made, and may be required to continue to make, substantial investments to support its Canada operations, which have not yet achieved profitability.

The Partnership commenced operations in Canada in 1994 and plans to continue to expand its branch system in Canada. Canada operations have operated at a substantial deficit from inception. The Partnership intends to continue to operate in Canada, which may require substantial additional investments in its Canada operations to address short-term liquidity, capital, or expansion needs. The Partnership has initiatives in place designed to accomplish the objectives of increasing revenue, controlling expenses and growing the number of financial advisors in order to achieve profitability in Canada. Even though client assets under care in Canada have grown, the Partnership has not historically been able to grow the number of financial advisors and client assets under care to a level that would result in achieving its objectives. There is no assurance Canada operations will ultimately become profitable. For further information on Canada operations, see Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 to the Consolidated Financial Statements.

TAX LAW CHANGES — The tax law changes signed in 2017 may put the Partnership at a disadvantage in recruiting and retaining financial advisors.

On December 22, 2017, President Trump signed tax reform legislation that created favorable tax treatment for owners of pass-through entities with taxable income. Many of the Partnership's financial advisors are employees and do not qualify for the favorable tax treatment. Further, the tax reform legislation limits the deductibility of certain business expenses. As a result, the Partnership's ability to recruit and retain financial advisors against certain competitor models could be impacted. The Partnership has reviewed the new tax legislation, as well as amended income tax regulations recently finalized and has taken appropriate steps to respond. It is difficult to predict at this time, however, the potential adverse impact that the legislation and regulations may have on the Partnership.

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

PART I

Item 1A. Risk Factors, continued

Pursuant to the Customer Protection Rule, the Partnership has cash and investments segregated in special reserve bank accounts for the benefit of U.S. clients. Banking regulations, however, may impact the Partnership's ability to find financial institutions at which to place those segregated client funds and earn a reasonable rate of return on those funds or Partnership cash and investments.

In the U.S., Edward Jones may be required to restrict its withdrawal of partnership capital in order to meet its net capital requirements. In addition to the regulatory requirements applicable to Edward Jones, Edward Jones Trust Company and the Partnership's Canada broker-dealer subsidiary are subject to regulatory capital requirements in the U.S. and in Canada, respectively. Failure by the Partnership to maintain the required net capital for any of its subsidiaries may subject it to disciplinary actions by the SEC, FINRA, IIROC, OCC or other regulatory bodies, which could ultimately require its liquidation.

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

Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner. The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership. Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of capital is received by the Managing Partner. The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital. Redemptions upon the death of a partner are generally required to be made within six months of the date of death. Due to the nature of the redemption requirements of the Partnership's capital as set forth in the Partnership Agreement, the Partnership accounts for its capital as a liability, in accordance with U.S generally accepted accounting principles (“GAAP”). If the Partnership’s capital declines by a substantial amount due to partner deaths or withdrawals, the Partnership may not have sufficient capital to operate or expand its business or to meet withdrawal requests by partners. The risk of withdrawal requests could increase during periods of decreased profitability or potential losses, which may impact the Partnership's results of operations.

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

Since JFC is a holding company, the principal sources of cash available to it are distributions or dividends from its subsidiaries and other payments under intercompany arrangements with its subsidiaries. Accordingly, JFC’s ability to generate the funds necessary to satisfy its obligations with respect to the Interests, including the 7½% payment to limited partners pursuant to the Partnership Agreement (the "7½% Payment"), will be dependent on distributions, dividends, and intercompany payments from its subsidiaries, and if those sources are insufficient, JFC may be unable to satisfy such obligations.

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

SUFFICIENCY OF DISTRIBUTIONS TO REPAY FINANCING — Limited partners may finance their purchase of the Interests with a bank loan. The Partnership does not guarantee those loans, and distributions may be insufficient to pay the interest or principal due on the loans.

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

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 million of Interests to be issued pursuant to the Partnership’s 2014 Employee Limited Partnership Interest Purchase Plan (the “2014 Plan”). The Partnership previously issued approximately $298 million of Interests under the 2014 Plan. In the third quarter of 2018, the Partnership terminated the 2014 Plan and deregistered all remaining unsold Interests. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 million of Interests to be issued pursuant to the 2018 Plan. The Partnership's issued approximately $380 million of Interests under the 2018 Plan on January 2, 2019. The remaining $70 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

The issuance of Interests will reduce the percentage of participation in net income by general partners and subordinated limited partners. Further, the issuance of additional Interests will decrease the Partnership’s net interest income by the 7½% Payment for the additional Interests, and holders of existing Interests may suffer decreased returns on their investment because the amount of the Partnership’s net income they participate in may be reduced as a consequence. Accordingly, the issuance of additional Interests will reduce the Partnership’s net interest income and profitability.

In 2018, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2019 is expected to remain at a similar level as 2018. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

In the event of a partial or total liquidation of the Partnership or in the event there were insufficient Partnership assets to satisfy the claims of its general creditors, the limited partners may not be entitled to receive their entire Capital Contribution amounts back. Limited partner capital accounts are not guaranteed. However, as a class, the limited partners would be entitled to receive the return of their aggregate Capital Contributions before the return of any capital contributions to the subordinated limited partners or the general partners. If the Partnership suffers losses in any year but liquidation procedures described above are not undertaken and the Partnership continues, the amounts of such losses would be absorbed in the capital accounts of the partners as described in the Partnership Agreement, and each limited partner in any event remains entitled to receive the 7½% Payments under the terms of the Partnership Agreement. However, as there would be no accumulated profits in such a year, limited partners would not receive any sums representing participation in net income of the Partnership. In addition, although the amount of the 7½% Payments to limited partners are charged as an expense to the Partnership and are payable whether or not the Partnership earns any accumulated profits during any given period, no reserve fund has been set aside to enable the Partnership to make such payments. Therefore, such payments to the limited partners are subject to the Partnership’s ability to service the 7½% Payment, of which there is no assurance.

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

The Partnership’s income tax returns may be audited by government authorities, and an audit may result in the audit of the returns of the limited partners (and, consequently, an amendment of their tax returns with the possibility of interest and penalty assessments). Moreover, under new U.S. federal audit and administrative procedures applicable to partnerships, for taxable years of the Partnership beginning after December 31, 2017, any U.S. income taxes, penalties, and interest resulting from adjustments to Partnership tax items, including adjustments made pursuant to an IRS audit, generally will be imposed on the Partnership in the year in which the adjustments are made or otherwise become final.  If, as a result of adjustments to Partnership tax items, we are required to make payments in respect of taxes, penalties and interest, our cash available for distribution to our partners may be substantially reduced.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona.  As of December 31, 2018, the Partnership’s U.S. home office consisted of 13 separate buildings totaling approximately 2.0 million square feet.  Of the 13 U.S. home office buildings, one building is leased through an operating lease and the remaining 12 are owned by the Partnership.  The land for the Tempe, Arizona campus location is leased.

In addition, the Partnership leases its Canada home office facility in Mississauga, Ontario through an operating lease.

The Partnership also maintains facilities in 14,172 branch locations as of December 31, 2018, which are located in the U.S. and Canada and are predominantly rented under cancelable leases.  See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 12 and 15 to the Consolidated Financial Statements for information regarding non-cancelable lease commitments and related party transactions, respectively.

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

PART I

Item 3. Legal Proceedings, continued

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary approval order of the class action settlement agreement. A fairness hearing is scheduled for April 18, 2019 at which time the court will determine whether the class action is dismissed with prejudice.

Wage-and-Hour Class Action.  On September 22, 2017, Edward Jones was named as a defendant in a purported collective and class action lawsuit (White v. Edward D. Jones & Co., L.P.) filed in the U.S. District Court for the Northern District of Ohio by a former branch office administrator.  The lawsuit was brought under the Fair Labor Standards Act as well as Ohio law and alleges that Edward Jones underpaid overtime compensation to branch office administrators.  The lawsuit seeks compensatory damages in the amount of the unpaid wages as well as liquidated damages in an equal amount.  On April 24, 2018, the court approved the parties' settlement and issued its final order of dismissal, without prejudice.  Dismissal with prejudice was effective on December 20, 2018.

Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et. al. v. Edward D. Jones & Co., L.P, et. al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors.  The lawsuit was brought under the Fair Labor Standards Act as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims.  The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages.  JFC and Edward Jones deny the allegations and intend to vigorously defend against the allegations in this lawsuit.

Securities Class Action.  On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et. al. v. Edward D. Jones & Co., L.P., et. al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned clients from commission-based accounts to fee-based programs.  The plaintiffs have requested declaratory, equitable, and exemplary relief, and compensatory damages.  Edward Jones and its affiliated entities and individuals deny the allegations and intend to vigorously defend this lawsuit.

Discrimination Class Action.  On May 24, 2018, Edward Jones and JFC were named as defendants in a putative class action lawsuit (Bland v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Northern District of Illinois by a former financial advisor.  An amended complaint was filed on September 24, 2018, under 42 U.S.C. § 1981, alleging that the defendants discriminated against the former financial advisor and financial advisor trainees on the basis of race.  On November 26, 2018, the plantiffs filed a second amended complaint adding an allegation of discrimination of Title VII of the Civil Rights Act of 1964. The lawsuit seeks equitable and injunctive relief, as well as compensatory and punitive damages.  Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART I

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given).  As of February 22, 2019, the Partnership had 24,761 limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

	For the years ended December 31,
($ millions, except per unit information and units outstanding)	2018	2017	2016	2015	2014

Net revenue	$8,469	$7,506	$6,557	$6,619	$6,278

Income before allocations to partners	$990	$872	$746	$838	$770

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$128.13	$121.15	$110.55	$131.42	$129.40

Weighted average $1,000 equivalent limited partnership units outstanding	889,502	896,566	908,919	921,747	636,481

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2018	2017	2016	2015	2014

Total assets	$15,815	$17,176	$19,424	$16,356	$14,770

Other liabilities exclusive of partnership capital subject to mandatory redemption	$12,960	$14,381	$16,790	$13,746	$12,552

Partnership capital subject to mandatory redemption	2,855	2,795	2,634	2,610	2,218

Total liabilities	$15,815	$17,176	$19,424	$16,356	$14,770

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and change in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the purchase or sale of mutual fund shares and equities as well as the purchase of insurance products. Principal transactions revenue primarily results from the Partnership's distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests, and the balances of Partnership loans.

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

	For the years ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue:
Fee revenue:
Asset-based	$6,075	$5,047	$3,705	20%	36%
Account and activity	678	678	719	—	-6%
Total fee revenue	6,753	5,725	4,424	18%	29%
% of net revenue	80%	76%	67%
Trade revenue	1,462	1,547	1,981	-5%	-22%
% of net revenue	17%	21%	30%
Net interest and dividends	237	174	118	36%	47%
Other revenue	17	60	34	-72%	76%
Net revenue	8,469	7,506	6,557	13%	14%
Operating expenses	7,479	6,634	5,811	13%	14%
Income before allocations to partners	$990	$872	$746	14%	17%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$112	$88	$98	27%	-10%
Advisory programs ($ billions)	$41	$75	$57	-45%	32%
Client households at year end	5.3	5.2	5.2	2%	—
Net new assets for the year ($ billions)(2)	$65	$49	$40	33%	23%
Client assets under care:
Total:
At year end ($ billions)	$1,103	$1,121	$963	-2%	16%
Average ($ billions)	$1,144	$1,041	$915	10%	14%
Advisory programs:
At year end ($ billions)	$334	$316	$208	6%	52%
Average ($ billions)	$341	$265	$166	29%	60%
Financial advisors (actual):
At year end	17,615	16,095	14,919	9%	8%
Average	16,864	15,435	14,647	9%	5%
Attrition %[3]	7.4%	7.2%	9.1%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	23,327	24,719	19,763	-6%	25%
Average for year	25,054	21,742	17,925	15%	21%
S&P 500 Index (actual):
At year end	2,507	2,674	2,239	-6%	19%
Average for year	2,746	2,448	2,094	12%	17%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.
(3)	Attrition represents the number of financial advisors that left the firm during the year compared to the total number of financial advisors as of year-end.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2018 versus 2017 Overview

The Partnership ended 2018 with a record 17,615 financial advisors. Net new assets were a record $65 billion during 2018 compared to $49 billion in 2017.  Average client assets under care increased 10% during 2018 compared to 2017, due to increases in the market value of client assets and net new assets gathered during the year.  The Partnership ended the year with $1.1 trillion of client assets under care, a 2% decrease from 2017, reflective of fourth quarter market volatility.

Advisory programs' average assets under care increased 29% in 2018 to $341 billion due to the continued, though lower, investment of client assets in advisory programs and increases in the market value of the underlying client assets held.

Net revenue increased 13% to a record $8,469 in 2018 compared to 2017.  Results reflected a 20% increase in asset-based fee revenue primarily due to the cumulative impact of asset inflows into advisory programs in both 2017 and 2018 as well as the market increases throughout much of the period. This increase was partially offset by a 5% decrease in trade revenue, primarily due to lower margins earned as a result of a change in product mix, with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in transaction-based mutual funds accounts.

Operating expenses increased 13% to $7,479 in 2018 compared to 2017, primarily due to increases in financial advisor compensation and variable compensation. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.     Variable compensation increased primarily due to the increase in the number of profitable branches and overall increase in branch profitability.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $990, a 14% increase from 2017.

2017 versus 2016 Overview

The Partnership ended 2017 with 16,095 financial advisors and $1.1 trillion in assets under care. Financial advisors gathered $49 billion in net new assets during 2017 compared to $40 billion in 2016.  Average client assets under care increased 14% during 2017 compared to 2016, due to increases in the market value of client assets and net new assets gathered during the year.  Higher market values of the underlying client assets held reflected increases in the average S&P 500 Index and Dow Jones Industrial Average of 17% and 21%, respectively, during 2017.

Advisory programs' average assets under care increased 60% to $265 billion in 2017 compared to $166 billion in 2016 due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of implementing the now vacated DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  The majority of the increase in assets came from existing client assets.  In addition, a significant driver of the increase in the underlying clients' assets held was the strong market performance during 2017, as discussed above.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 18% in 2018 to $6,753 and 29% in 2017 to $5,725.  A discussion of fee revenue components follows.

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Fee Revenue:
Asset-based fee revenue:
Advisory programs fees	$4,214	$3,341	$2,120	26%	58%
Service fees	1,305	1,259	1,243	4%	1%
Other asset-based fees	556	447	342	24%	31%
Total asset-based fee revenue	$6,075	$5,047	$3,705	20%	36%
Account and activity fee revenue:
Shareholder accounting service fees	432	412	441	5%	-7%
Other account and activity fees	246	266	278	-8%	-4%
Total account and activity fee revenue	678	678	719	—	-6%
Total fee revenue	$6,753	$5,725	$4,424	18%	29%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$415.8	$406.4	$399.3	2%	2%
Advisory programs	336.4	261.5	163.9	29%	60%
Insurance	84.4	80.7	73.5	5%	10%
Cash solutions	27.4	24.5	21.5	12%	14%

Shareholder accounting holdings serviced	27.8	26.6	25.7	5%	4%

(1)

Assets on which the Partnership earns asset-based fee revenue.  The U.S. portion of consolidated asset-based fee revenue was 98%, 98% and 97% for the years ended December 31, 2018, 2017 and 2016, respectively.

2018 vs. 2017

Asset-based fee revenue increased 20% in 2018 to $6,075 reflecting an increase in advisory programs fees.  Growth in advisory programs fees was due to the continued, though lower, investment of client assets in advisory programs and increases in the market value of the underlying client assets held.  The increase in other asset-based fee revenue in 2018 reflected growth in fund advisor fees due to an increase in assets held in the mutual funds comprising the BB Trust.  However, this revenue was completely offset by fees paid to the sub-advisors of the funds comprising the BB Trust.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2017 vs. 2016

Asset-based fee revenue increased 36% in 2017 to $5,047 primarily led by an increase in advisory programs.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of implementing the now vacated DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  In addition, a significant driver of the increase in the underlying clients' assets held was the strong market performance during 2017 compared to 2016, as discussed under "Overview" above, resulting in higher advisory program fees.  The increase in other asset-based fee revenue in 2017 also reflected growth in fund adviser fees due to an increase in assets held in mutual funds in the BB Trust, however, this revenue was offset by the fees paid to the sub-advisers of the funds in the BB Trust.

Account and activity fee revenue decreased 6% in 2017 to $678 primarily due to lower shareholder accounting services fees as new and existing clients adopted advisory programs.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 5% to $1,462 during 2018 and decreased 22% to $1,547 during 2017.

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Trade revenue:
Commissions revenue:
Mutual funds	$535	$673	$919	-21%	-27%
Equities	497	481	567	3%	-15%
Insurance products and other	288	253	292	14%	-13%
Total commissions revenue	1,320	1,407	1,778	-6%	-21%
Principal transactions	142	140	203	1%	-31%
Total trade revenue	$1,462	$1,547	$1,981	-5%	-22%

Related metrics:
Client dollars invested ($ billions):
Mutual funds	$26	$32	$39	-19%	-18%
Equities	32	30	33	7%	-9%
Insurance products and other	6	5	7	20%	-29%
Principal transactions	48	21	19	129%	11%
Total client dollars invested ($ billions)	$112	$88	$98	27%	-10%

Margin per $1,000 invested	$13.1	$17.7	$20.3	-26%	-13%
U.S. business days	251	251	252	—	—

2018 vs. 2017

The decrease in trade revenue for 2018 was primarily due to lower margins earned as a result of the change in product mix with a higher proportion of client dollars invested in fixed income products, within principal transactions revenue, which earn lower margins, as well as lower client dollars invested in transaction-based mutual funds.  Further, the margin earned for mutual funds decreased as additional breakpoints were earned by clients due to larger average mutual fund holdings, which resulted in lower commissions.

2017 vs. 2016

The decrease in trade revenue for 2017 reflected the reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of implementing the now vacated DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

programs.  Principal transactions revenue was negatively impacted in 2017 by a reduction in the number of unit investment trust products offered by the Partnership.

Net Interest and Dividends

Net interest and dividends revenue increased 36% to $237 during 2018 and 47% to $174 during 2017.  Results for 2018 and 2017 reflected increases in short-term investing interest due to the increase in the weighted average rate earned, which was due to increases in the federal funds rate.  The increase in revenue for 2018 was slightly offset by an increase in interest expense on client credit balances.

Operating Expenses

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating expenses:
Compensation and benefits:
Financial advisor	$3,558	$3,158	$2,701	13%	17%
Home office and branch	1,437	1,328	1,233	8%	8%
Variable compensation	998	813	672	23%	21%
Total compensation and benefits	5,993	5,299	4,606	13%	15%
Occupancy and equipment	448	416	396	8%	5%
Communications and data processing	338	324	302	4%	7%
Fund sub-adviser fees	132	99	57	33%	74%
Advertising	92	86	78	7%	10%
Professional and consulting fees	87	68	67	28%	1%
Postage and shipping	55	64	53	-14%	21%
Other operating expenses	334	278	252	20%	10%
Total operating expenses	$7,479	$6,634	$5,811	13%	14%

Related metrics (actual):
Number of branches:
At year end	14,172	13,449	12,928	5%	4%
Average	13,828	13,174	12,698	5%	4%
Financial advisors:
At year end	17,615	16,095	14,919	9%	8%
Average	16,864	15,435	14,647	9%	5%
Branch office administrators(1):
At year end	16,221	15,440	14,917	5%	4%
Average	15,867	15,234	14,669	4%	4%
Home office associates(1):
At year end	6,830	6,559	6,203	4%	6%
Average	6,733	6,504	6,050	4%	8%
Home office associates(1) per 100 financial advisors (average)	39.9	42.1	41.3	-5%	2%
Branch office administrators(1) per 100 financial advisors (average)	94.1	98.7	100.2	-5%	-1%
Average operating expenses per financial advisor(2)	$165,500	$166,116	$162,559	—	2%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2018 vs. 2017

Operating expenses increased 13% in 2018 to $7,479, primarily due to a $694 increase in compensation and benefits (described below).

Financial advisor compensation and benefits expense increased 13% in 2018 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.  These enhancements were implemented by the Partnership to support financial advisors' efforts through the implementation of the DOL fiduciary rule and ended in April 2017.

Home office and branch compensation and benefits expense increased 8% in 2018 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages. The average number of the Partnership’s home office associates and BOAs both increased 4% in 2018.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 23% in 2018 to $998 due to an increase in the Partnership's profitability, including an increase in the number of profitable branches and overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as the average operating expense per financial advisor, as key metrics in managing its costs. In 2018, the average number of home office associates and BOAs per 100 financial advisors both decreased 5%.  The average operating expenses per financial advisor remained consistent due to the impact of spreading costs over more financial advisors, partially offset by an increase in home office and branch compensation and benefits expense. The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office and branch support staff.  The Partnership expects branch expenses to increase in the near term as the new financial advisors obtain branch offices and incur additional expenses.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net revenue:
U.S.	$8,233	$7,305	$6,381	13%	14%
Canada	236	201	176	17%	14%
Total net revenue	8,469	7,506	6,557	13%	14%

Operating expenses (excluding variable compensation):
U.S.	6,261	5,624	4,964	11%	13%
Canada	220	197	175	12%	13%
Total operating expenses	6,481	5,821	5,139	11%	13%

Pre-variable income:
U.S.	1,972	1,681	1,417	17%	19%
Canada	16	4	1	300%	300%
Total pre-variable income	1,988	1,685	1,418	18%	19%

Variable compensation:
U.S.	975	795	657	23%	21%
Canada	23	18	15	28%	20%
Total variable compensation	998	813	672	23%	21%

Income (loss) before allocations to partners:
U.S.	997	886	760	13%	17%
Canada	(7)	(14)	(14)	50%	—
Total income before allocations to partners	$990	$872	$746	14%	17%

Client assets under care ($ billions):
U.S.
At year end	$1,080.3	$1,096.9	$942.8	-2%	16%
Average	$1,120.0	$1,018.3	$895.8	10%	14%
Canada
At year end	$22.6	$24.4	$20.2	-7%	21%
Average	$24.2	$22.2	$19.0	9%	17%

Net new assets for the year ($ billions):
U.S.	$62.8	$47.4	$38.9	32%	22%
Canada	$1.8	$2.0	$1.4	-10%	43%

Financial advisors (actual):
U.S.
At year end	16,797	15,347	14,259	9%	8%
Average	16,078	14,742	13,986	9%	5%
Canada
At year end	818	748	660	9%	13%
Average	786	693	661	13%	5%

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2018 vs. 2017

Net revenue increased 13% to 8,233 in 2018 primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 20% to $5,930, led by an increase in advisory programs fees largely due to the cumulative impact of asset inflows into advisory programs in both 2017 and 2018, as well as the market increases throughout much of the period. Trade revenue decreased 6% to $1,408 primarily due to lower margins earned as a result of a change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins, as well as lower client dollars invested in mutual funds in transaction-based accounts.

Operating expenses (excluding variable compensation) increased 11% to $6,261 in 2018 primarily due to an increase in compensation and benefits for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees, partially offset by certain temporary enhancements to financial advisor compensation which increased compensation expense in the first four months of 2017.  Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support the growth of the Partnership’s financial advisor network and higher wages.

2017 vs. 2016

Net revenue increased 14% ($924) in 2017 primarily due to an increase in asset-based fee revenue, partially offset by a decrease in trade revenue.  Asset-based fee revenue increased 36% ($1,314), led by an increase in advisory programs fees.  Growth in advisory programs fees reflected the cumulative impact of strong levels of net inflows over the last year into advisory programs, which was driven by the Partnership's expanded advisory offerings, changes in available transaction-based retirement account solutions as a result of implementing the now vacated DOL fiduciary rule, and increased client adoption of the features, benefits and value proposition of advisory programs.  In addition, a significant driver of the increase in the underlying clients' assets held was the strong market performance, resulting in higher advisory program fees.  Trade revenue decreased 22% ($429) primarily reflecting a reduction in client dollars invested in transaction-based solutions due to the continued investment of client assets into advisory programs and lower profit margin earned.

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

Canada

2018 vs. 2017

Net revenue increased 17% to $236 in 2018 primarily due to an increase in asset-based fee revenue reflecting increased investment of client assets into advisory programs and higher service fees.  Additionally, net revenue increased as a result of changes in the foreign currency exchange rates.

Operating expenses (excluding variable compensation) increased 12% to $220 in 2018 due to an increase in financial advisor compensation attributable to an increase in revenues on which financial advisor commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

The Partnership's goal is to achieve profitability in Canada. This includes several long-term areas of focus which include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

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

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, the Partnership continues to monitor several Legislative and Regulatory Initiatives, including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Act, the DOL fiduciary rule and the potential for new legislation and regulation.

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

Before the DOL fiduciary rule went into effect, the Partnership dedicated significant resources to interpret and implement the rule, including its personnel, information systems resources and financial resources. As a result of the court order vacating the rule, however, the Partnership reverted many DOL required updates, including lifting restrictions from certain transaction-based retirement accounts.

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal"). The SEC released its Proposal to address the standard of care for broker-dealers and investment advisers as required by the Dodd-Frank Act on April 18, 2018. The Proposal sets forth two distinct standards of care: a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients. The Proposal also includes a new disclosure, the Client Relationship Summary. The Partnership is dedicating significant resources to interpret the Proposal, including evaluating how the Proposal may impact the changes the Partnership made in response to the DOL fiduciary rule. The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.  In addition, state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care.  The Partnership is dedicating significant resources to interpret and implement these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70%, 75%, and 75% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2018, 2017 and 2016, respectively.  In addition, the Partnership derived 14%, 16% and 19% of its total revenue in 2018, 2017 and 2016, respectively, from one mutual fund complex.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 17, 2014, to register $350 of Interests to be issued pursuant to the 2014 Plan.  The Partnership previously issued approximately $298 of Interests under the 2014 Plan.  In the third quarter of 2018, the Partnership terminated the 2014 Plan and deregistered all remaining unsold Interests.  The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the 2018 Plan.  The Partnership issued approximately $380 of Interests under the 2018 Plan on January 2, 2019. The remaining $70 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests will reduce the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at December 31, 2018, net of reserve for anticipated withdrawals, was $2,507, an increase of $2 from December 31, 2017.  This increase in the Partnership’s capital subject to mandatory redemption was primarily due the retention of a portion of general partner earnings ($103) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($5, $53 and $172, respectively), partially offset by the net increase in Partnership loans outstanding ($35) and redemption of limited partner, subordinated limited partner and general partner interests ($11, $11 and $274, respectively).  During the years ended December 31, 2018, 2017 and 2016, the Partnership retained 13.8% of income allocated to general partners.

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

	As of December 31, 2018
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$884	$508	$1,447	$2,839
Partnership capital owned by partners with individual loans	$62	$7	$925	$994
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	7%	1%	64%	35%

Individual loans:
Individual bank loans	$13	$—	$—	$13
Individual Partnership loans	—	4	328	332
Total individual loans	$13	$4	$328	$345
Individual loans as a percent of total Partnership capital	1%	1%	23%	12%
Individual loans as a percent of respective Partnership capital owned by partners with loans	21%	57%	35%	35%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2018 and 2017:

	2018	2017
2018 Credit Facility	$500	$—
2013 Credit Facility	—	400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$690

In accordance with the terms of the Partnership's $400 committed unsecured line of credit entered into in November 2013 (the "2013 Credit Facility"), the Partnership was required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals, of at least $1,382 plus 50% of subsequent issuances of Partnership capital.  In September 2018, the Partnership entered into a new $500 committed revolving line of credit (the "2018 Credit Facility"), which replaced the 2013 Credit Facility.  In accordance with the terms of the 2018 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate ("ABR") plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of December 31, 2018, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2018 or the 2013 Credit Facility or uncommitted lines of credit as of December 31, 2017.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2018, 2017 and 2016, other than overnight draws made on the 2013 Credit Facility in September 2017 and October 2016, and on the uncommitted facility in September 2018, April 2018, September 2017, April 2017 and November 2016, and an intraday swingline borrowing on the 2018 Credit Facility in December 2018. All were made for the purpose of periodically testing draw procedures.

For details on covenants related to lines of credit, see Note 7 to the Consolidated Financial Statements.

Cash Activity

As of December 31, 2018, the Partnership had $1,498 in cash and cash equivalents and $911 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled $2,409 of Partnership liquidity as of December 31, 2018, a 20% ($399) increase from $2,010 at December 31, 2017.  This increase was primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.  The Partnership had $8,241 and $10,099 in cash and investments segregated under federal regulations as of December 31, 2018 and 2017, respectively, which was not available for general use.  The decline in cash and investments segregated under federal regulations was primarily due to the investment of client cash.

Capital Expenditures

The Partnership estimates 2019 capital spending of approximately $150 for construction and facilities improvements at home office locations in St. Louis and various branch offices, as well as for technology upgrades.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2018 and 2017:

	2018	2017	% Change
U.S.:
Net capital	$1,280	$1,107	16%
Net capital in excess of the minimum required	$1,221	$1,049	16%
Net capital as a percentage of aggregate debit items	43.6%	38.1%	14%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	28.3%	21.6%	31%

Canada:
Regulatory risk-adjusted capital	$40	$50	-20%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$39	$42	-7%

U.S. net capital and the related capital percentages may fluctuate on a daily basis, while Canada risk-adjusted capital may fluctuate on a weekly basis.  In addition, Trust Co. was in compliance with regulatory capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

The following table summarizes the Partnership’s portion of long-term rental commitments that are non-cancellable as of December 31, 2018.  Subsequent to December 31, 2018, these commitments may fluctuate based on changing business needs and conditions.  For further disclosure regarding rental commitments, see Note 12 to the Consolidated Financial Statements.

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Rental commitments	$182	$56	$39	$19	$9	$10	$315

In addition to the above table, the Partnership had the 2018 Credit Facility outstanding as of December 31, 2018 (see Note 7 to the Consolidated Financial Statements).  Additionally, the Partnership would incur termination fees of approximately $32 at December 31, 2018 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Accruals for Contingencies.  The Partnership accrues when appropriate for potential losses that may arise out of various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, SROs and other regulators, to the extent that the amount of such potential losses can be estimated, in accordance with FASB ASC No. 450, Contingencies.  See Note 13 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings for further discussion of these items.  The Partnership regularly monitors its exposures to potential losses.  The Partnership’s total accrued liability with respect to litigation and regulatory proceedings represents its estimate of probable losses, as determined under FASB ASC No. 450, Contingencies, after considering, among other factors, the progress of each case, the Partnership’s experience with other legal and regulatory matters and discussions with legal counsel.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

See Part II, Item 8 – Financial Statement and Supplementary Data – Note 1 to the Consolidated Financial Statements for a discussion of recently issued and adopted accounting standards.

EXECUTIVE COMMITTEE CHANGES

On May 7, 2018, the Partnership announced that it had appointed general partner Penny Pennington, 54, as Managing Partner of the Partnership, effective January 1, 2019.  Ms. Pennington replaced previous Managing Partner, James Weddle. Ms. Pennington is a member of the Partnership’s Executive, Management and Audit Committees.

After approximately 42 years of service to Edward Jones and its clients, James Weddle, who led the firm for the past 13 years, retired as Managing Partner and a member of the Partnership's Executive, Management and Audit Committees effective December 31, 2018.

After almost 35 years of service to Edward Jones and its clients, Timothy J. Kirley, general partner, member of the Partnership’s Executive and Management Committees, and the Edward Jones Country Leader in Canada, retired effective June 1, 2018.

On January 17, 2019, Managing Partner, Penny Pennington, appointed two general partners, Thomas P. Curran, age 58, and Christopher N. Lewis, age 52, as members of the Partnership's Executive Committee.  Mr. Curran will continue to serve as a member of the Partnership's Management Committee and as co-leader of the Partnership's Branch Development Area in addition to now being a member of the Partnership's Audit Committee. Mr. Lewis will continue to serve as a member of the Partnership's Management Committee and Audit Committee, as well as General Counsel.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $3.0 billion and $10.2 billion, respectively, for the year ended December 31, 2018.  These investments earned interest at an average annual rate of approximately 168 basis points (1.68%) in 2018.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $93.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $81. If interest rates increased 100 basis points, the Partnership does not expect to increase rates at the same level, resulting in a smaller increase to interest expense and an overall greater impact on net interest income.

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

As of the end of the Partnership’s 2018 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2018 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018.

PART II

Item 8.Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2018 and 2017, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 14, 2019

We have served as the Partnership’s auditor since 2002.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2018	2017
ASSETS:
Cash and cash equivalents	$1,498	$846
Cash and investments segregated under federal regulations	8,241	10,099
Securities purchased under agreements to resell	911	1,164
Receivable from:
Clients	3,359	3,300
Mutual funds, insurance companies and other	555	540
Brokers, dealers and clearing organizations	261	247
Securities owned, at fair value:
Investment securities	250	258
Inventory securities	43	50
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	555	544
Other assets	142	128

TOTAL ASSETS	$15,815	$17,176

LIABILITIES:
Payable to:
Clients	$11,117	$12,810
Brokers, dealers and clearing organizations	90	67
Accrued compensation and employee benefits	1,465	1,339
Accounts payable, accrued expenses and other	288	165
	12,960	14,381
Commitments and contingencies (Notes 12 and 13)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	884	890
Subordinated limited partners	504	463
General partners	1,119	1,152
Total	2,507	2,505
Reserve for anticipated withdrawals	348	290
Total partnership capital subject to mandatory redemption	2,855	2,795

TOTAL LIABILITIES	$15,815	$17,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2018	2017	2016
Revenue:
Fee revenue
Asset-based	$6,075	$5,047	$3,705
Account and activity	678	678	719
Total fee revenue	6,753	5,725	4,424
Trade revenue	1,462	1,547	1,981
Interest and dividends	362	265	193
Other revenue	17	60	34
Total revenue	8,594	7,597	6,632
Interest expense	125	91	75
Net revenue	8,469	7,506	6,557
Operating expenses:
Compensation and benefits	5,993	5,299	4,606
Occupancy and equipment	448	416	396
Communications and data processing	338	324	302
Fund sub-adviser fees	132	99	57
Advertising	92	86	78
Professional and consulting fees	87	68	67
Postage and shipping	55	64	53
Other operating expenses	334	278	252
Total operating expenses	7,479	6,634	5,811

Income before allocations to partners	990	872	746

Allocations to partners:
Limited partners	114	109	100
Subordinated limited partners	127	109	90
General partners	749	654	556
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$128.13	$121.15	$110.55

Weighted average $1,000 equivalent limited partnership units outstanding	889,502	896,566	908,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2015	$990	$394	$1,226	$2,610
Reserve for anticipated withdrawals	(74)	(26)	(162)	(262)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2015	$916	$368	$1,064	$2,348
Partnership loans outstanding, December 31, 2015	—	2	216	218
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2015	916	370	1,280	2,566
Issuance of partnership interests	1	61	156	218
Redemption of partnership interests	(15)	(5)	(158)	(178)
Income allocated to partners	100	90	556	746
Distributions	(43)	(66)	(343)	(452)
Total partnership capital, including capital financed with partnership loans	959	450	1,491	2,900
Partnership loans outstanding, December 31, 2016	—	(5)	(261)	(266)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2016	$959	$445	$1,230	$2,634
Reserve for anticipated withdrawals	(57)	(24)	(136)	(217)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2016	$902	$421	$1,094	$2,417
Partnership loans outstanding, December 31, 2016	—	5	261	266
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2016	902	426	1,355	2,683
Issuance of partnership interests	1	60	161	222
Redemption of partnership interests	(13)	(20)	(160)	(193)
Income allocated to partners	109	109	654	872
Distributions	(43)	(73)	(376)	(492)
Total partnership capital, including capital financed with partnership loans	956	502	1,634	3,092
Partnership loans outstanding, December 31, 2017	—	(3)	(294)	(297)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2017	$890	$463	$1,152	$2,505
Partnership loans outstanding, December 31, 2017	—	3	294	297
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2017	890	466	1,446	2,802
Issuance of partnership interests	5	53	172	230
Redemption of partnership interests	(11)	(11)	(274)	(296)
Income allocated to partners	114	127	749	990
Distributions	(42)	(86)	(411)	(539)
Total partnership capital, including capital financed with partnership loans	956	549	1,682	3,187
Partnership loans outstanding, December 31, 2018	—	(4)	(328)	(332)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2018	$884	$504	$1,119	$2,507

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	990	872	746
Depreciation and amortization	94	85	82

Changes in assets and liabilities:
Investments segregated under federal regulations	1,406	1,747	(1,143)
Securities purchased under agreements to resell	253	(272)	(49)
Net payable to clients	(1,752)	(2,775)	2,846
Net receivable from brokers, dealers and clearing organizations	9	(60)	(31)
Receivable from mutual funds, insurance companies and other	(15)	(27)	(63)
Securities owned	15	(41)	(30)
Other assets	(14)	—	—
Accrued compensation and employee benefits	126	223	122
Accounts payable, accrued expenses and other	26	4	(20)
Net cash provided (used in) by operating activities	1,138	(244)	2,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(105)	(80)	(73)
Cash used in investing activities	(105)	(80)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	60	80	72
Redemption of partnership interests	(199)	(193)	(178)
Distributions from partnership capital	(694)	(598)	(616)
Net cash used in financing activities	(833)	(711)	(722)
Net increase (decrease) in cash, cash equivalents and restricted cash	200	(1,035)	1,665

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	8,537	9,572	7,907
End of year	$8,737	$8,537	$9,572

See Note 18 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership”).  All material intercompany balances and transactions have been eliminated in consolidation.  The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2018 and 2017 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2018, 2017 and 2016 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership’s two operating segments for the years ended December 31, 2018, 2017 and 2016, see Note 14 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder® Trust (the "BB Trust"). Passport Research, Ltd. ("Passport Research"), a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The Partnership evaluated subsequent events for recognition or disclosure through March 14, 2019, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure.  Certain prior year balances have been reclassified to conform to the current year presentation.

Partnership Agreement.  Under the terms of the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018, (the “Partnership Agreement”), a partner’s capital is required to be redeemed by the Partnership in the event of the partner’s death or withdrawal from the Partnership, subject to compliance with ongoing regulatory capital requirements.  In the event of a partner’s death, the Partnership generally redeems the partner’s capital within six months.  The Partnership has restrictions in place which govern the withdrawal of capital.  Under the terms of the Partnership Agreement, limited partners requesting withdrawal from the Partnership are to be repaid their capital in three equal annual installments beginning no earlier than 90 days after their withdrawal notice is received by the Managing Partner (as defined in the Partnership Agreement).  The capital of general partners requesting withdrawal from the Partnership is converted to subordinated limited partnership capital or, at the discretion of the Managing Partner, redeemed by the Partnership.  Subordinated limited partners requesting withdrawal are repaid their capital in six equal annual installments beginning no earlier than 90 days after their request for withdrawal of contributed capital is received by the Managing Partner.  The Partnership’s Managing Partner has discretion to waive or modify these withdrawal restrictions and to accelerate the return of capital.  All current and future partnership capital is subordinate to all current and future liabilities of the Partnership.  The Partnership Agreement includes additional terms.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

Level III – Inputs are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the inputs to the model.

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2018 and 2017.  In addition, there were no transfers into or out of Level I, II or III during these years.

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

Securities Purchased Under Agreements to Resell.  The Partnership participates in short-term resale agreements collateralized by government and agency securities.  These transactions are reported as collateralized financing and are carried at cost plus accrued interest.  The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements.  It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss.  In addition, the Partnership considers risk related to these resale agreements to be minimal due to the fact that these resale agreements are fully collateralized.  The fair value of the collateral related to these agreements was $926 and $1,184 as of December 31, 2018 and 2017, respectively, and was not repledged or sold.

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

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices.  The Partnership records the related unrealized gains and losses for inventory securities and certain investment securities in trade revenue in the Consolidated Statement of Income.  The unrealized gains and losses for investment securities related to the non-qualified deferred compensation plan are recorded in other revenue in the Consolidated Statement of Income.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

Retirement Transition Plans.  The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors.  Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement.  Generally, the retirement and transition agreement is for five years.  During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors.  The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years.  Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years.  Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan.  As of December 31, 2018, $94 was accrued for future payments to advisors who have already started a plan, approximately $45 of which is expected to be paid in 2019.  As of December 31, 2017, $78 was accrued.  Successor financial advisors receive reduced compensation on transitioned assets for up to four years.

Lease Accounting.  The Partnership enters into lease agreements for certain home office facilities as well as branch office locations which are recorded as operating leases.  The associated lease expense is recognized on a straight-line basis over the lease term.

Income Taxes.  Generally, income taxes have not been provided for in the Consolidated Financial Statements due to the partnership tax structure where each partner is liable for his or her own tax payments.  For the jurisdictions in which the Partnership is liable for payments, the income tax provisions are immaterial (see Note 10).

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability.  In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2018, 2017 and 2016.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

The limited partnership capital subject to mandatory redemption is held by current and former associates and general partners of the Partnership.  Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (see Note 8) in accordance with the Partnership Agreement.

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

Advertising.  Advertising activities include the cost to produce and distribute campaigns market wide to attract and retain clients and financial advisors. Such costs are generally expensed when incurred.

Recently Issued and Adopted Accounting Standards.  In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance.  The objective of ASU 2014-09 is for a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB deferred the effective date of ASU 2014-09 to January 1, 2018.  An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or modified retrospective adoption by recognizing the cumulative effect of adoption at the date of initial application.  Effective January 1, 2018, the Partnership adopted ASU 2014-09 using the modified retrospective method.  As a result of adoption, there was no cumulative impact to Partnership capital as of January 1, 2018, no impact to total revenue for the year ended December 31, 2018 and no impact to the Consolidated Statement of Financial Condition as of December 31, 2018 (see Note 2 for disaggregated revenue information).

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 provides a comprehensive framework for the classification and measurement of financial assets and liabilities.  The Partnership adopted ASU 2016-01 effective January 1, 2018, and adoption did not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which will be effective January 1, 2019.  ASC 842 requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease assets and lease liabilities.  The Partnership has completed its evaluation of the impact of ASC 842 and will record a lease asset and lease liability of approximately $805 related to the Partnership's branch office network and home offices.  Adoption of ASC 842 will not have a material impact on the Consolidated Statements of Income, Consolidated Statements of Cash Flows or Edward Jones net capital requirements.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which allows an entity to apply ASC 842 at the January 1, 2019 adoption date and recognize a cumulative-effect adjustment to the opening balance of Partnership capital in the period of adoption.  Prior periods do not have to be restated.  The Partnership will use this transition method with a cumulative-effect adjustment of zero.

PART II

Item 8.Financial Statements and Supplementary Data, continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 removes the "probable" threshold for credit loss recognition, requiring companies to capture all expected credit losses and to consider a broader range of reasonable and supportable information to inform credit loss estimates.  The Partnership is in the process of evaluating the update and expects to adopt ASU 2016-13 as of January 1, 2020 with no material impact to the Consolidated Financial Statements from adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”).  ASU 2016-18 requires restricted cash to be included within cash and cash equivalents on the Consolidated Statement of Cash Flows.  The Partnership's restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule 15c3-3 under the Exchange Act.  The Partnership adopted ASU 2016-18 on a retrospective basis in the first quarter of 2018, which resulted in including restricted cash of $7,239, $7,691, $8,525 and $6,970 as of December 31, 2018, 2017, 2016 and 2015, respectively, in the cash and cash equivalents balances on the Consolidated Statement of Cash Flows.

NOTE 2 – Revenue

The following table shows the Partnership's disaggregated revenue information for the years ended December 31, 2018, 2017 and 2016.

2018	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,156	$58	$4,214
Service fees	1,218	87	1,305
Other asset-based fees	556	—	556
Total asset-based fee revenue	5,930	145	6,075
Account and activity fee revenue:
Shareholder accounting services fees	432	—	432
Other account and activity fee revenue	232	14	246
Total account and activity fee revenue	664	14	678
Total fee revenue	6,594	159	6,753
Trade revenue:
Commissions	1,271	49	1,320
Principal transactions	137	5	142
Total trade revenue	1,408	54	1,462
Total revenue from customers	8,002	213	8,215
Net interest and dividends and other revenue	231	23	254
Net revenue	$8,233	$236	$8,469

PART II

Item 8.Financial Statements and Supplementary Data, continued

2017	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,299	$42	$3,341
Service fees	1,180	79	1,259
Other asset-based fees	447	—	447
Total asset-based fee revenue	4,926	121	5,047
Account and activity fee revenue:
Shareholder accounting services fees	412	—	412
Other account and activity fee revenue	254	12	266
Total account and activity fee revenue	666	12	678
Total fee revenue	5,592	133	5,725
Trade revenue:
Commissions	1,355	52	1,407
Principal transactions	137	3	140
Total trade revenue	1,492	55	1,547
Total revenue from customers	7,084	188	7,272
Net interest and dividends and other revenue	221	13	234
Net revenue	$7,305	$201	$7,506

2016	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,093	$27	$2,120
Service fees	1,176	67	1,243
Other asset-based fees	342	—	342
Total asset-based fee revenue	3,611	94	3,705
Account and activity fee revenue:
Shareholder accounting services fees	441	—	441
Other account and activity fee revenue	266	12	278
Total account and activity fee revenue	707	12	719
Total fee revenue	4,318	106	4,424
Trade revenue:
Commissions	1,720	58	1,778
Principal transactions	200	3	203
Total trade revenue	1,920	61	1,981
Total revenue from customers	6,238	167	6,405
Net interest and dividends and other revenue	143	9	152
Net revenue	$6,381	$176	$6,557

The Partnership derived 14%, 16% and 19% of its total revenue for the years ended December 31, 2018, 2017 and 2016, respectively, from one mutual fund complex.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 3 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from clients is primarily composed of margin loan balances.  The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of December 31, 2018 and 2017 was $4,076 and $4,049, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers credit risk related to these receivables to be minimal.  Payable to clients is composed of cash amounts held by the Partnership due to clients.  Substantially all amounts payable to clients are subject to withdrawal upon client request.  The Partnership pays interest on the vast majority of credit balances in client accounts at varying rates. The total interest paid to clients for the years ended December 31, 2018, 2017 and 2016 was $58, $23 and $6, respectively.

As of December 31, 2018, 2017, and 2016, $377, $346 and $230, respectively, of the receivable from clients balance related to revenue contracts with customers.

NOTE 4 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES AND OTHER

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31, 2018 and 2017:

	2018	2017
Fees from mutual fund and insurance companies	$278	$279
Deposit for Canadian retirement accounts	273	257
Other receivables	4	4
Total	$555	$540

The deposit for Canadian retirement accounts is required by Canadian regulations.  The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual fund and insurance companies is related to revenue contracts with customers. The balance was $273 as of December 31, 2016.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 5 – FAIR VALUE

The following tables show the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$298	$—	$298

Investments segregated under federal regulations:
U.S. treasuries	$998	$—	$—	$998

Securities owned:
Investment securities:
Mutual funds(1)	$244	$—	$—	$244
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$249	$1	$—	$250

Inventory securities:
Equities	$16	$—	$—	$16
State and municipal obligations	—	15	—	15
Mutual funds	6	—	—	6
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	3	—	3
Total inventory securities	$22	$21	$—	$43

(1)	The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan.

PART II

Item 8.Financial Statements and Supplementary Data, continued

	Financial Assets at Fair Value as of
	December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$275	$—	$275

Investments segregated under federal regulations:
U.S. treasuries	$2,399	$—	$—	$2,399

Securities owned:
Investment securities:
Mutual funds(1)	$252	$—	$—	$252
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$257	$1	$—	$258

Inventory securities:
State and municipal obligations	$—	$24	$—	$24
Equities	16	—	—	16
Mutual funds	4	—	—	4
Certificates of deposit	—	4	—	4
Corporate bonds and notes	—	2	—	2
Total inventory securities	$20	$30	$—	$50

NOTE 6 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2018 and 2017:

	2018	2017
Land	$27	$26
Buildings and improvements	978	938
Equipment, furniture and fixtures	658	617
Equipment, property and improvements, at cost	1,663	1,581
Accumulated depreciation and amortization	1,108	1,037
Equipment, property and improvements, net	$555	$544

Depreciation and amortization expense on equipment, property and improvements of $94, $85 and $82 is included in the Consolidated Statements of Income within the communications and data processing and occupancy and equipment line items for the years ended December 31, 2018, 2017 and 2016, respectively.

The Partnership's capital expenditures were $105, $80 and $73 for the years ended December 31, 2018, 2017 and 2016, respectively.  The capital expenditures in 2018 were primarily related to construction and facilities improvements in branch offices and headquarters, as well as for technology support.

The Partnership has purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property.  This provides for potential property tax benefits over the life of the bonds (generally 10 years).  The Partnership is therefore both the bondholder and the debtor/lessee for these properties.  The Partnership has exercised its right to offset the amounts invested in and the obligations for these bonds and has therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.  The amount issued as of December 31, 2018 and 2017 was approximately $270 and $350, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 7 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2018 and 2017:

	2018	2017
2018 Credit Facility	$500	$—
2013 Credit Facility	—	400
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$690

In November 2013, the Partnership entered into a $400 committed unsecured revolving line of credit ("2013 Credit Facility"), which had a November 2018 expiration date.  In September 2018, the Partnership entered into a new $500 committed revolving line of credit ("2018 Credit Facility"), which replaced the 2013 Credit Facility.  In accordance with the terms of the 2018 Credit Facility, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate ("ABR") plus the applicable rate.

The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of December 31, 2018, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.  There were no amounts outstanding on the 2018 Credit Facility as of December 31, 2018. In addition, the Partnership did not have any draws on the 2018 Credit Facility during the year ended December 31, 2018 other than an intraday draw in December 2018 for the purpose of testing draw procedures.

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

There were no amounts outstanding on the 2013 Credit Facility or the uncommitted lines of credit as of December 31, 2018 and 2017.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2018, 2017 and 2016, respectively, other than overnight draws made on the 2013 Credit Facility in September 2017 and October 2016 and on the uncommitted facility in September 2018, April 2018, September 2017, April 2017 and November 2016. All were made for the purpose of periodically testing draw procedures.

NOTE 8 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of December 31, 2018 and 2017, the outstanding amount of Partnership loans was $332 and $297, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $17, $13 and $10 for the years ended December 31, 2018, 2017 and 2016, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The minimum 7.5% annual return on the face amount of limited partnership capital was $67, $67 and $68 for the years ended December 31, 2018, 2017 and 2016, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31, 2018 and 2017:

	2018	2017
Partnership loans outstanding at beginning of year	$297	$266
Partnership loans issued during the year	170	142
Repayment of Partnership loans during the year	(135)	(111)
Total Partnership loans outstanding	$332	$297

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests to be issued pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380 of Interests under the 2018 Plan on January 2, 2019. The remaining $70 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

NOTE 9 – NET CAPITAL REQUIREMENTS

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2018 and 2017:

	2018	2017
U.S.:
Net capital	$1,280	$1,107
Net capital in excess of the minimum required	$1,221	$1,049
Net capital as a percentage of aggregate debit items	43.6%	38.1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	28.3%	21.6%

Canada:
Regulatory risk-adjusted capital	$40	$50
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$39	$42

PART II

Item 8.Financial Statements and Supplementary Data, continued

U.S. net capital and the related capital percentages may fluctuate on a daily basis, while Canada risk-adjusted capital may fluctuate on a weekly basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

NOTE 10 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners.  However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2018 and 2017, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $300 and $300, respectively.  The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid.  Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital.  The Partnership did not have any significant uncertain tax positions as of December 31, 2018 and 2017 and is not aware of any tax positions that will significantly change during the next twelve months.  The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business.  Tax years prior to 2015 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees and principals, a Group Registered Retirement Savings Plan covering all eligible Canada employees and principals, and a Deferred Profit Sharing Plan covering all eligible Canada employees.  The Partnership contributed approximately $197, $178 and $156 in total to these plans for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 12 – COMMITMENTS, GUARANTEES AND RISKS

The Partnership leases home office and branch office space under numerous operating leases from non-affiliates and financial advisors. Branch offices are generally leased for terms of five years.  Rent expense is recognized on a straight-line basis over the lease term.  Rent and other lease-related expenses were approximately $305, $284, and $268 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Partnership's portion of the long-term lease commitments that are non-cancellable as of December 31, 2018, are summarized below:

2019	$182
2020	$56
2021	$39
2022	$19
2023	$9
Thereafter	$10
Total	$315

The Partnership's annual rent expense is greater than its annual future lease commitments because the annual future lease commitments include only non-cancelable lease payments greater than one year.

PART II

Item 8.Financial Statements and Supplementary Data, continued

In addition to the commitments discussed above, as of December 31, 2018, the Partnership would be subject to termination fees of approximately $32 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  As of December 31, 2018, the Partnership made no such decision to terminate these services.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.  As of December 31, 2018, the Partnership also has a revolving unsecured line of credit available (see Note 7).

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, under which loans are collateralized by securities in client accounts (see Note 3).  The Partnership could be liable for the margin requirement of its client margin securities transactions.  To mitigate this risk, the Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements.

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

NOTE 13 – CONTINGENCIES

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

The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at December 31, 2018, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

PART II

Item 8.Financial Statements and Supplementary Data, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is $8 to $29 as of December 31, 2018.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2018 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 14 – SEGMENT INFORMATION

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net revenue:
U.S.	$8,233	$7,305	$6,381
Canada	236	201	176
Total net revenue	$8,469	$7,506	$6,557

Net interest and dividends revenue:
U.S.	$228	$170	$116
Canada	9	4	2
Total net interest and dividends revenue	$237	$174	$118

Pre-variable income:
U.S.	$1,972	$1,681	$1,417
Canada	16	4	1
Total pre-variable income	$1,988	$1,685	$1,418

Variable compensation:
U.S.	$975	$795	$657
Canada	23	18	15
Total variable compensation	$998	$813	$672

Income (loss) before allocations to partners:
U.S.	$997	$886	$760
Canada	(7)	(14)	(14)
Total income before allocations to partners	$990	$872	$746

Capital expenditures:
U.S.	$102	$78	$72
Canada	3	2	1
Total capital expenditures	$105	$80	$73

Depreciation and amortization:
U.S.	$92	$83	$80
Canada	2	2	2
Total depreciation and amortization	$94	$85	$82

Total assets at year end:
U.S.	$15,187	$16,563	$18,850
Canada	628	613	574
Total assets	$15,815	$17,176	$19,424

Financial advisors at year end:
U.S.	16,797	15,347	14,259
Canada	818	748	660
Total financial advisors	17,615	16,095	14,919

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 15 – RELATED PARTIES

As of December 31, 2018, Edward Jones leased approximately 10% of its branch office space from its financial advisors (see Note 12).  Rent expense related to these leases approximated $32, $30 and $28 for the years ended December 31, 2018, 2017 and 2016, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

Olive Street is the investment adviser to the sub-advised mutual funds of the BB Trust and has primary responsibility for setting overall investment strategies and selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees.  Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers.  The investment adviser fee revenue earned by Olive Street, included within asset-based fee revenue on the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income.  The total amounts recognized for the years ended December 31, 2018, 2017 and 2016 were $123, $91 and $57, respectively.

As the investment adviser to the Fund, Passport Research has contractually agreed to waive fees and/or reimburse Fund operating expenses to the extent necessary to limit the annual operating expenses of the Fund.  In 2018 and 2017, Passport Research earned $48 and $39, respectively, in investment management fees with no waived fees in those periods. Further, Edward Jones earns certain fees from the Fund, some of which may be voluntarily waived.  In 2018 and 2017, total fees earned were $113 and $98, respectively, net of the $30 and $22 of waived fees in the respective periods.

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

The Partnership recognizes interest income for the interest earned from partners who elect to finance a portion or all of their Partnership capital contributions through loans made available from the Partnership (see Note 8).

NOTE 16 – QUARTERLY INFORMATION

(Unaudited)

	2018 Quarters Ended
	Mar 30	Jun 29	Sep 28	Dec 31
Net revenue	$2,042	$2,083	$2,191	$2,153
Income before allocations to partners	$233	$240	$273	$244
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.16	$31.02	$35.42	$31.53

	2017 Quarters Ended
	Mar 31	Jun 30	Sep 29	Dec 31
Net revenue	$1,797	$1,882	$1,852	$1,975
Income before allocations to partners	$197	$225	$211	$239
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$27.33	$31.27	$29.33	$33.22

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31, 2018 and 2017:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral(1)	Net amount
2018	$911	—	911	—	(911)	$—
2017	$1,164	—	1,164	—	(1,164)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

NOTE 18 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Cash paid for interest	$125	$90	$75
Cash paid for taxes	$10	$10	$12
Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$170	$142	$146
Repayment of partnership loans through distributions from partnership capital in current year	$135	$111	$98
Declared distributions for retired partnership capital in current year but paid after year end(1)	$97	$—	$—

(1)	Declared distributions for retired partnership capital are included in the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition.

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Cash and cash equivalents	$1,498	$846	$1,047
Cash and investments segregated under federal regulations	8,241	10,099	12,680
Less: Investments segregated under federal regulations	1,002	2,408	4,155
Total cash, cash equivalents and restricted cash	$8,737	$8,537	$9,572

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

Changes in Internal Control Over Financial Reporting.  There was no change in the Partnership's  internal  control  over  financial  reporting  (as defined in Rules 13a-15(f) and  15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors.  As of February 22, 2019, the Partnership was composed of 455 general partners and 24,761 limited partners, 2,282 of whom are also service partners, and 498 subordinated limited partners.

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

Executive Committee.  The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner.  Under the terms of the Partnership Agreement, the members of the Executive Committee are the executive officers of the Partnership.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging her functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  Throughout 2018, the Executive Committee was comprised of James D. Weddle, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Timothy J. Kirley, Penny Pennington, and Daniel J. Timm.  Effective December 31, 2018, Mr. Weddle retired from the Partnership and was no longer Managing Partner or a member of the Executive Committee.  Effective June 1, 2018, Mr. Kirley retired from the Partnership and was no longer a member of the Executive Committee.

On January 1, 2019, Ms. Pennington became Managing Partner and Chair of the Executive Committee. Also in January 2019, Thomas P. Curran and Christopher N. Lewis were appointed to the Executive Committee by the Managing Partner.

The following table is a listing as of February 22, 2019 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility.  Under the terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65.  The members’ biographies are below.

		Executive	General
Name	Age	Committee	Partner	Area of Responsibility
Penny Pennington	55	2014	2006	Managing Partner
Kevin D. Bastien	53	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	49	2014	2002	Client Strategies Group
Thomas P. Curran	58	2019	2006	Branch Development
Vincent J. Ferrari	58	2017	2004	Firm Administration
Christopher N. Lewis	52	2019	2007	General Counsel
Daniel J. Timm	60	2009	1998	Branch Development

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019.  She has held a number of senior leadership roles in key divisions.  Most recently, she led the Client Strategies Group since 2015.  Previously, she has been responsible for the New Financial Advisor Training department, BOA Development department and Branch and Region Development division.  Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia.

Kevin D. Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009.  He is responsible for the performance of the Finance and Human Resources divisions, including Firm Strategy and Planning areas.  Previously he has been responsible for various areas of the Finance division.  Mr. Bastien earned his bachelor’s and master’s degrees in accounting from Southern Illinois University at Carbondale.

Kenneth R. Cella, Jr., Client Strategies Group – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. Mr. Cella is responsible for the Client Strategies Group which includes the firm's Marketing, Products, Research, Trading and Solutions areas.  Cella has held a number of senior leadership roles across divisions.  Previously he was responsible for the Branch Development division, worked as a financial advisor and has been responsible for the Branch Training department and various areas of the Client Strategies Group. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors and Private Client Group Steering Committee.

Thomas P. Curran, Branch Development – Mr. Curran joined the Partnership in 1992 and was named a general partner in 2006. In 2018, Mr. Curran assumed shared responsibility for the Branch Development division, which encompasses Financial Advisor Talent Acquisition, Branch Office Administrator Talent Acquisition and Performance, Branch Training, Branch Administration, Branch Insights, Learning and Support, and Branch and Region Development. Previously he was responsible for Financial Advisor Talent Acquisition, led the Service Division, acted as the Banking Services global leader, served as a regional leader and worked as a financial advisor. Mr. Curran received his bachelor's degree from Augustana College and his master's degree from the University of Iowa.

Vincent J. Ferrari, Chief Administrative Officer – Mr. Ferrari joined the Partnership in 2003, was named a general partner in 2004 and has served as the Chief Administrative Officer since 2017.   Mr. Ferrari has overall responsibility for the Information Systems, Operations and Service divisions.  Previously he served as the firm's Chief Information Officer from 2007 to 2018.  Mr. Ferrari earned his bachelor’s degree from Ursinus College.

Christopher N. Lewis, General Counsel – Mr. Lewis joined the Partnership as a general partner in 2007 as Deputy General Counsel.  In 2015, Mr. Lewis was named General Counsel and is responsible for leading the Partnership's legal, compliance and government relations areas. Mr. Lewis is a graduate of Columbia University School of Law and is a member of the SIFMA General Counsel Committee.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Management Committee.  The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee.  As of February 22, 2019, the Management Committee consisted of 18 general partners.  The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries.  The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership.  General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

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

As of February 22, 2019, the Audit Committee was comprised of Vincent J. Ferrari, Chairman, Penny Pennington, Kevin D. Bastien, Kenneth R. Cella, Jr., Thomas P. Curran, Christopher N. Lewis, Daniel J. Timm, Robert F. Cullen III, the general partner responsible for the Internal Audit division, Lisa M. Dolan, a member of the Management Committee and a general partner in the Finance division, and independent members of the committee Edward L. Glotzbach and Mark E. Wuller.  Effective December 31, 2018, James D. Weddle retired from the Partnership and was no longer a member of the Audit Committee.

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

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement.  The Managing Partner is ultimately responsible for the Partnership's risk management.  The Managing Partner has designated the Partnership's Executive Committee as having responsibility for overall risk management.  As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – Executive Committee, as of February 22, 2019, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly and meets monthly to meet its responsibilities.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

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

Legal, Regulatory and Reputational Risk

In the normal course of business, the Partnership is involved, from time to time, in various legal and regulatory matters, including arbitrations, class actions, other litigation and examinations, investigations and proceedings by governmental authorities, SROs and other regulators which may result in losses. Given the growth in the number of financial advisors and increasing scale and complexity of the Partnership's business, the types and frequency of these matters may also increase. Over the past several years, the number of legal actions and investigations has increased among many firms in the financial services industry, including the Partnership. The Partnership's reputation is critical to attracting and retaining clients and financial advisors and could be damaged by certain legal or regulatory actions, unethical behavior, cyber security breaches, poor investment performance, or compliance failures, depending on their nature, size and scope.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

The Partnership has established, through its overall compliance program, a variety of policies and procedures (including written supervisory procedures) designed to mitigate legal, regulatory and reputational risks.  As a normal course of business, new accounts and client transactions are reviewed on a daily basis, in part, through the Partnership’s field supervision function, to mitigate the risk of non-compliance with regulatory requirements as well as any resulting negative impact on the Partnership’s reputation.  To minimize the risk of regulatory non-compliance, each branch office is subject to an annual onsite branch audit, to review the financial advisor’s business and competency.  Additionally, certain branches are visited regularly by field supervision directors to assure reasonable compliance.  The Partnership’s Compliance division works with other business areas to advise and consult on business activities to help ensure compliance with regulatory requirements and Partnership policies.  The Partnership also has established privacy policies to comply with privacy rules and regulations and trains its employees on privacy requirements, all of which come under the responsibility of the Partnership’s Chief Privacy Officer.  The Partnership also has a Chief Information Security Officer who is responsible for information security policies and standards.  The Partnership has specific policies related to prevention of fraud and money laundering and provides initial as well as annual training and review of competency to help mitigate regulatory risks.

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

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the Executive Committee members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement.  Of the Partnership’s net income allocated to general partners, including the Executive Committee members, 92% is allocable based upon their respective general partner ownership interests in the Partnership.  General partner ownership interests are set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee.  General partner ownership interests held by each Executive Committee member ranged from 0.51% to 1.90% in 2018, 0.50% to 1.90% in 2017, and 0.40% to 1.90% in 2016.  The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee.

PART III

Item 11. Executive Compensation, continued

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

Summary Compensation Table

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2018 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
James D. Weddle	2018	$250,000	$12,760	$10,712,577	$10,975,337
CEO	2017	250,000	12,663	11,180,799	11,443,462
	2016	250,000	12,005	10,937,024	11,199,029
Kevin D. Bastien	2018	$175,000	$12,760	$13,205,746	$13,393,506
CFO	2017	175,000	12,663	11,582,894	11,770,557
	2016	175,000	12,005	9,856,554	10,043,559
Penny Pennington(2)	2018	$175,000	$12,760	$11,482,713	$11,670,473
General Partner - Client Strategies Group	2017	175,000	12,663	10,351,044	10,538,707
Kenneth R. Cella, Jr.	2018	$175,000	$12,760	$11,144,115	$11,331,875
General Partner - Client Strategies Group
Daniel J. Timm	2018	$175,000	$12,760	$11,041,723	$11,229,483
General Partner - Branch Development	2017	175,000	12,663	10,378,707	10,566,370
	2016	175,000	12,005	9,385,120	9,572,125

(1)

Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.  One Executive Committee member, Penny Pennington, received a portion of the 8% net income allocation for the periods presented in the table.

(2)	Effective January 1, 2019, Ms. Pennington was the Partnership's CEO.

Pay Ratio Disclosure

The Dodd-Frank Act and related regulations require the Partnership to disclose the ratio of the compensation of the Managing Partner and compensation of a median employee of the Partnership as calculated in accordance with Item 402(u) of Regulation S-K under the Securities Act.  Item 402(u) permits the Partnership to identify its median employee once every three years unless there has been significant change in compensation structure or overall number of employees, which the Partnership does not believe has occurred. Accordingly, the Partnership utilized the same median employee determined in the prior year for the current year ratio. The median employee was selected from a population that represented all employees as of December 31, 2017, using salary and benefits, variable compensation, and allocations of Partnership net income as of December 31, 2016, consistently applied across the employee population. After identifying the median employee, annual total compensation for the median employee and the Managing Partner was calculated using the same methodology as was used in the Summary Compensation Table above.

For 2018, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $68,601 and the annual total compensation of the Managing Partner was $10,975,337, or a ratio of 160 to 1. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on his or her annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

Item 11. Executive Compensation, continued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 22, 2019, the ownership of limited partnership interests by each Executive Committee member named in the Summary Compensation Table and the Executive Committee members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	James D. Weddle	$—	0%
Limited Partnership Interests	Kevin D. Bastien	$—	0%
Limited Partnership Interests	Daniel J. Timm	$105,000	*
Limited Partnership Interests	Kenneth R. Cella Jr.	$115,600	*

Limited Partnership Interests	All Executive Committee Members as a Group (7 persons)	$247,600	*

*	Each of the Executive Committee members named in the Summary Compensation Table and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

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

The Partnership leases approximately 10% of its branch office space from its financial advisors.  Rent expense related to these leases approximated $32 million, $30 million and $28 million for the years ended December 31, 2018, 2017 and 2016, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties. The Partnership makes loans available to those general partners (other than members of the Executive Committee) that desire financing for some or all of their new purchases of individual Partnership capital interests.  See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

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

Under the policy, the Partnership’s CFO or General Counsel will determine whether a transaction meets the requirements of a related person transaction pursuant to Item 404(a) of Regulation S-K requiring approval by the Audit Committee.  Transactions that fall within the definition will be referred to the Audit Committee for approval, ratification or other action.  Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that it determines are in the best interest of the Partnership.  If the Partnership’s CFO or General Counsel becomes aware of an existing transaction with a related person which has not been approved under this policy, the matter will be referred to the Audit Committee.  The Audit Committee will evaluate all options available, including ratification, revision or termination of such transaction.

As of December 31, 2018, the following transaction met the definition of a related person transaction pursuant to Item 404(a) of Regulation S-K.  This contract was subject to review by appropriate areas within the Partnership prior to execution.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence, continued

TOC Artwork

On August 1, 2012, the Partnership entered into a vendor agreement with TOC Artwork to provide artwork in the Partnership’s branch offices through July 31, 2016.  This agreement was amended as of August 1, 2016 to extend the agreement through July 31, 2021.  TOC Artwork is 100% owned by Shelia Timm, Eric Timm and Ashley Mendez, spouse, son and daughter, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee.  The total amount paid to TOC Artwork in 2018 pursuant to this agreement was approximately $424,000.

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

Thomas P. Curran, a member of the Partnership's Executive Committee, has a brother, Doug Curran, who was a financial advisor during 2018 (and presently).  Doug Curran earned approximately $221,681 during 2018 and has been employed by the Partnership for 18 years.  The compensation program under which he is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Mr. Curran has another brother, Chris Curran, who was a financial advisor during 2018 (and presently).  Chris Curran earned approximately $209,313 during 2018 and has been employed by the Partnership for seven years.  The compensation program under which he is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Daniel J. Timm, a member of the Partnership’s Executive Committee, has a sister-in-law, Kim Renk, who was a financial advisor during 2018 (and presently).  During 2016, Ms. Renk was admitted as a general partner of the Partnership. Ms. Renk earned approximately $1,513,000 during 2018 and has been associated with the Partnership for 24 years.  The program under which Ms. Renk is paid is consistent with the programs provided to other general partner financial advisors of the Partnership.  Ms. Renk financed her Partnership capital contribution with a $849,000 Partnership loan.  During 2018, approximately $91,000 was paid to reduce the loan balance, through her share of general partnership earnings and other payments, and $40,000 was paid in interest.  As of December 31, 2018, Ms. Renk's outstanding Partnership loan balance was $758,000 and the interest rate on the loan was 5.25%.  The terms of Ms. Renk's Partnership loan are consistent with the terms provided to other general partners.

James D. Weddle, Managing Partner and member of the Partnership’s Executive Committee throughout 2018, has a son-in-law, Travis Selner, who was employed by the Partnership as a financial advisor during 2018 (and presently).  Mr. Selner earned approximately $312,000 in compensation during 2018 and has been employed by the Partnership for 13 years.  The compensation program under which Mr. Selner is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2018	2017
Audit fees	$2,743	$2,668
Audit-related fees(1)	1,251	1,237
Tax fees(2)	1,834	303
Other(3)	6	6
Total fees	$5,834	$4,214

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other primarily consists of fees for consulting services

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2018 and 2017.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	45

		Report of Independent Registered Public Accounting Firm	46

		Consolidated Statements of Financial Condition as of December 31, 2018 and 2017	48

		Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016	49

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2018, 2017 and 2016	50

		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	51

		Notes to Consolidated Financial Statements	52

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2018 and 2017	85

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2018, 2017 and 2016	86

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	87

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

3.2	**	Twenty-First Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated January 24, 2019.
3.3	**	First Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 21, 2019.
10.1	*

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

$500,000,000 Credit Agreement dated as of September 28, 2018 among The Jones Financial Companies, L.L.L.P. and Edward D. Jones & Co., L.P. as borrowers and lenders Fifth Third Bank and Wells Fargo Bank, National Association incorporated by reference from Exhibit 10.1 to The Jones Financial Companies L.L.L.P. Form 10-Q for the quarterly period September 28, 2018.

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

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ Penny Pennington
Penny Pennington
Managing Partner (Principal Executive Officer)
March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 14, 2019
Penny Pennington	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	March 14, 2019
Kevin D. Bastien	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2018	2017
ASSETS:

Cash and cash equivalents	$318	$308

Investment securities	7	7

Investment in subsidiaries	2,596	2,462

Other assets	33	19

TOTAL ASSETS	$2,954	$2,796

LIABILITIES:

Accounts payable and accrued expenses	$99	$1

Partnership capital subject to mandatory redemption	$2,855	$2,795

TOTAL LIABILITIES	$2,954	$2,796

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
NET REVENUE
Subsidiary earnings	$970	$858	$738
Management fee income	99	99	100
Other	22	15	10

Total revenue	1,091	972	848

Interest expense	67	67	68

Net revenue	1,024	905	780

OPERATING EXPENSES
Compensation and benefits	33	31	32
Other operating expenses	1	2	2

Total operating expenses	34	33	34

INCOME BEFORE ALLOCATIONS TO PARTNERS	$990	$872	$746

Allocations to partners	(990)	(872)	(746)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	990	872	746
Changes in assets and liabilities:
Investment in subsidiaries	(134)	(312)	105
Investment securities	—	2	—
Other assets	(14)	—	(4)
Accounts payable and accrued expenses	1	1	—
Net cash provided by operating activities	843	563	847

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	60	80	72
Redemption of partnership interests	(199)	(193)	(178)
Distributions from partnership capital	(694)	(598)	(616)
Net cash used in financing activities	(833)	(711)	(722)

Net increase (decrease) in cash and cash equivalents	10	(148)	125

CASH AND CASH EQUIVALENTS:

Beginning of year	308	456	331
End of year	$318	$308	$456

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$170	$142	$146
Repayment of partnership loans through distributions from partnership capital in current year	$135	$111	$98
Declaration of distributions from subsidiary in current year but received after year end	$56	$129	$—
Declared distributions for retired partnership capital in current year but paid after year end	$97	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – SUBSEQUENT EVENT

Beginning in 2019, the Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), has a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones will make payments to the service partners of JFC on JFC's behalf for those services provided.  This new arrangement will not have an impact on net income but will result in higher management fee income offset by higher compensation expense.