Form 10-Q
period 2019-03-29
JONES FINANCIAL COMPANIES LLLP
filed 2019-05-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

As of April 26, 2019, 1,260,268 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 29,	December 31,
(Dollars in millions)	2019	2018
ASSETS:
Cash and cash equivalents	$1,370	$1,498
Cash and investments segregated under federal regulations	7,052	8,241
Securities purchased under agreements to resell	1,232	911
Receivables from:
Clients	3,317	3,359
Mutual funds, insurance companies and other	620	555
Brokers, dealers and clearing organizations	300	261
Securities owned, at fair value:
Investment securities	270	250
Inventory securities	57	43
Lease right-of-use asset	795	—
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	566	555
Other assets	116	142

TOTAL ASSETS	$15,695	$15,815

LIABILITIES:
Payables to:
Clients	$10,223	$11,117
Brokers, dealers and clearing organizations	95	90
Lease liability	809	-
Accrued compensation and employee benefits	1,182	1,465
Accounts payable, accrued expenses and other	212	288
	12,521	12,960
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,261	884
Subordinated limited partners	523	504
General partners	1,179	1,119
Total	2,963	2,507
Reserve for anticipated withdrawals	211	348
Total partnership capital subject to mandatory redemption	3,174	2,855

TOTAL LIABILITIES	$15,695	$15,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 29, 2019	March 30, 2018
Revenue:
Fee revenue
Asset-based	$1,559	$1,453
Account and activity	172	172
Total fee revenue	1,731	1,625
Trade revenue	368	364
Interest and dividends	103	79
Other revenue	28	6
Total revenue	2,230	2,074
Interest expense	40	32
Net revenue	2,190	2,042
Operating expenses:
Compensation and benefits	1,536	1,454
Occupancy and equipment	119	109
Communications and data processing	86	80
Fund sub-adviser fees	36	30
Advertising	24	25
Professional and consulting fees	23	18
Postage and shipping	15	14
Other operating expenses	110	79
Total operating expenses	1,949	1,809

Income before allocations to partners	241	233

Allocations to partners:
Limited partners	37	27
Subordinated limited partners	29	30
General partners	175	176
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$29.20	$30.16

Weighted average $1,000 equivalent limited partnership units outstanding	1,262,740	893,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 29, 2019 and MARCH 30, 2018

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

Q1 2018:

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2017	$890	$463	$1,152	$2,505
Partnership loans outstanding, December 31, 2017	—	3	294	297
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2017	890	466	1,446	2,802
Issuance of partnership interests	4	51	170	225
Redemption of partnership interests	(2)	(6)	(151)	(159)
Income allocated to partners	27	30	176	233
Distributions	—	(1)	(11)	(12)
Total partnership capital, including capital financed with partnership loans	919	540	1,630	3,089
Partnership loans outstanding, March 30, 2018	—	(2)	(379)	(381)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 30, 2018	$919	$538	$1,251	$2,708
Reserve for anticipated withdrawals	(27)	(29)	(140)	(196)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 30, 2018	$892	$509	$1,111	$2,512

Q1 2019:

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2018	$884	$504	$1,119	$2,507
Partnership loans outstanding, December 31, 2018	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	51	162	593
Redemption of partnership interests	(3)	(31)	(37)	(71)
Income allocated to partners	37	29	175	241
Distributions	—	—	(6)	(6)
Total partnership capital, including capital financed with partnership loans	1,298	557	1,741	3,596
Partnership loans outstanding, March 29, 2019	—	(5)	(417)	(422)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 29, 2019	$1,298	$552	$1,324	$3,174
Reserve for anticipated withdrawals	(37)	(29)	(145)	(211)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 29, 2019	$1,261	$523	$1,179	$2,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	241	233
Depreciation and amortization	25	22

Changes in assets and liabilities:
Investments segregated under federal regulations	(491)	402
Securities purchased under agreements to resell	(321)	340
Net payable to clients	(852)	(821)
Net receivable from brokers, dealers and clearing organizations	(34)	45
Receivable from mutual funds, insurance companies and other	(65)	(60)
Securities owned	(34)	(40)
Lease right-of-use asset	10	—
Other assets	26	6
Lease liability	4	—
Accrued compensation and employee benefits	(283)	(263)
Accounts payable, accrued expenses and other	(76)	24
Net cash used in operating activities	(1,850)	(112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(36)	(25)
Cash used in investing activities	(36)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	430	57
Redemption of partnership interests	(71)	(159)
Distributions from partnership capital	(281)	(218)
Net cash provided by (used in) financing activities	78	(320)
Net decrease in cash, cash equivalents and restricted cash	(1,808)	(457)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,737	8,537
End of period	$6,929	$8,080

See Note 11 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  All material intercompany balances and transactions have been eliminated in consolidation.  The financial position of the Partnership’s subsidiaries in Canada as of February 28, 2019 and November 30, 2018 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three month periods ended February 28, 2019 and 2018 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption,  and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised mutual funds in the Bridge Builder® Trust ("BB Trust").  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the Edward Jones Money Market Fund (the "Fund").

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three month period ended March 29, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease right-of-use assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which allows an entity to recognize a cumulative-effect adjustment to the opening balance of Partnership capital in the period of adoption and prior periods do not have to be restated.  Effective January 1, 2019, the Partnership adopted ASC 842 and recorded a lease right-of-use asset of $785 and lease liability of $805 related to the Partnership's branch office network and home offices. The lease right-of-use asset was reduced by $20 for deferred rent on existing leases at adoption. The cumulative-effect adjustment to the opening balance of Partnership capital was zero and prior periods were not restated. The Partnership elected the package of practical expedients for leases that commenced prior to January 1, 2019, which allowed the Partnership to not reassess whether any contracts are or contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases.  There was no material impact on the Consolidated Statements of Income, Consolidated Statements of Cash Flows or net capital requirements of Edward Jones. See Note 3 for additional information.

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

NOTE 3 – LEASES

The Partnership leases branch office space under numerous operating leases from non-affiliates and financial advisors.  Branch offices are generally leased for terms of five years and generally contain a renewal option.  Renewal options are not included in the lease term because it is not reasonably certain the Partnership will exercise the renewal option. The Partnership also leases a few of its home office spaces from non-affiliates with terms ranging from 12 to 30 years.

The Partnership recognizes lease liabilities for future lease payments and lease right-of-use assets for the right of use of an underlying asset within a contract.  Current leases are all classified as operating leases. Lease right-of-use assets and lease liabilities are recognized on the Consolidated Statements of Financial Condition at commencement date and calculated as the present value of the sum of the remaining fixed lease payments over the lease term. The lease right-of-use asset includes the impact from the timing of lease payments and straight-line rent expense. The Partnership used its incremental borrowing rate based on information available at lease commencement as leases do not contain a readily determinable implicit rate.  A single lease cost, or rent expense, is recognized on a straight-line basis over the lease term. The Partnership does not separate lease components (i.e. fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e. common-area maintenance) and recognizes them as a single lease component. Variable lease payments not included within lease contracts are expensed as incurred.

For the three months ended March 29, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $67 and lease right-of-use assets obtained in exchange for new operating lease liabilities was $67.  As of March 29, 2019, the weighted-average remaining lease term was four years, and the weighted-average discount rate was 3.5%.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

For the first quarter of 2019, operating lease cost was $66 and variable lease costs not included in the lease liability were $14, resulting in a total lease cost of $80. The Partnership's future undiscounted cash outflows for operating leases as of March 29, 2019 are summarized below:

2019	$202
2020	232
2021	184
2022	128
2023	74
Thereafter	60
Total lease payments	880
Less: Interest	71
Total present value of lease liabilities	$809

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership does continually enter into new branch office leases.

NOTE 4 – REVENUE

As of March 29, 2019 and December 31, 2018, $421 and $377, respectively, of the receivable from clients balance and $295 and $278, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The Partnership derived 14% and 15% of its total revenue for the three month periods ended March 29, 2019 and March 30, 2018, respectively, from one mutual fund complex.

The following table shows the Partnership's disaggregated revenue information. See Note 9 for segment information.

	Three Months Ended March 29, 2019			Three Months Ended March 30, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Revenue
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,081	$15	$1,096	$982	$13	$995
Service fees	292	21	313	305	22	327
Other asset-based fees	150	—	150	131	—	131
Total asset-based fee revenue	1,523	36	1,559	1,418	35	1,453
Account and activity fee revenue:
Shareholder accounting services fees	107	—	107	109	—	109
Other account and activity fee revenue	62	3	65	59	4	63
Total account and activity fee revenue	169	3	172	168	4	172
Total fee revenue	1,692	39	1,731	1,586	39	1,625
Trade revenue:
Commissions	322	11	333	318	14	332
Principal transactions	34	1	35	31	1	32
Total trade revenue	356	12	368	349	15	364
Total revenue from customers	2,048	51	2,099	1,935	54	1,989
Net interest and dividends and other revenue	87	4	91	49	4	53
Net revenue	$2,135	$55	$2,190	$1,984	$58	$2,042

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

NOTE 5 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2018.

The Partnership did not have any assets or liabilities categorized as Level III during the three and twelve month periods ended March 29, 2019 and December 31, 2018, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	March 29, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$298	$—	$298

Investments segregated under federal regulations:
U.S. treasuries	$1,493	$—	$—	$1,493

Securities owned:
Investment securities:
Mutual funds(1)	$264	$—	$—	$264
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$269	$1	$—	$270

Inventory securities:
State and municipal obligations	$—	$27	$—	$27
Equities	22	—	—	22
Corporate bonds and notes	—	3	—	3
Certificates of deposit	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$24	$33	$—	$57

(1)

The mutual funds balance consists of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan and securities held in relation to profit sharing contributions on behalf of service partners.

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

NOTE 6 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of March 29, 2019 and December 31, 2018, the outstanding amount of Partnership loans was $422 and $332, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $6 and $4 for the three month periods ended March 29, 2019 and March 30, 2018, respectively.

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 29,	March 30,
	2019	2018
Partnership loans outstanding at beginning of period	$332	$297
Partnership loans issued during the period	163	168
Repayment of Partnership loans during the period	(73)	(84)
Total Partnership loans outstanding	$422	$381

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

The minimum 7.5% annual payment on the face amount of limited partnership capital was $24 and $17 for the three month periods ended March 29, 2019 and March 30, 2018, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests to be issued pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380 of Interests under the 2018 Plan on January 2, 2019. The remaining $70 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

NOTE 7 – NET CAPITAL REQUIREMENTS

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and capital compliance rules of the Financial Industry Regulatory Authority (“FINRA”) Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 29,	December 31,
	2019	2018
U.S.:
Net capital	$1,372	$1,280
Net capital in excess of the minimum required	$1,315	$1,221
Net capital as a percentage of aggregate debit items	48.1%	43.6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	28.8%	28.3%

Canada:
Regulatory risk-adjusted capital	$35	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$24	$39

U.S. net capital, Canada risk-adjusted capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

NOTE 8 – CONTINGENCIES

In the normal course of its business, the Partnership is involved, from time to time, in various legal and regulatory matters, including arbitrations, class actions, other litigation, and examinations, investigations and proceedings by governmental authorities, self-regulatory organizations and other regulators, which may result in losses.  These matters include:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

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

Retirement Plan Litigation. On August 19, 2016, JFC, Edward Jones and certain other defendants were named in a putative class action lawsuit (McDonald v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under the Employee Retirement Income Security Act of 1974, as amended, by a participant in the Edward D. Jones & Co. Profit Sharing and 401(k) Plan (the "Retirement Plan").  The lawsuit alleges that the defendants breached their fiduciary duties to Retirement Plan participants and seeks declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.  The defendants filed a motion to dismiss the McDonald lawsuit which was granted in part dismissing the claim against JFC, and denied in part as to all other defendants on January 26, 2017.

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.

Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et. al. v. Edward D. Jones & Co., L.P, et. al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors.  The lawsuit was brought under the Fair Labor Standards Act as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims.  The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages.  JFC and Edward Jones deny the allegations and intend to vigorously defend against the allegations in this lawsuit. On March 19, 2019, the court entered an order granting the defendants' motion to dismiss all claims, but permitting the plaintiffs to amend and re-file certain of their claims.

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

Discrimination Class Action.  On May 24, 2018, Edward Jones and JFC were named as defendants in a putative class action lawsuit (Bland v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Northern District of Illinois by a former financial advisor.  An amended complaint was filed on September 24, 2018, under 42 U.S.C. § 1981, alleging that the defendants discriminated against the former financial advisor and financial advisor trainees on the basis of race.  On November 26, 2018, the plaintiffs filed a second amended complaint adding an allegation of discrimination of Title VII of the Civil Rights Act of 1964. The lawsuit seeks equitable and injunctive relief, as well as compensatory and punitive damages.  Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at March 29, 2019, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $32 as of March 29, 2019.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 29, 2019 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 29, 2019	March 30, 2018
Net revenue:
U.S.	$2,135	$1,984
Canada	55	58
Total net revenue	$2,190	$2,042

Pre-variable income (loss):
U.S.	$488	$466
Canada	(1)	3
Total pre-variable income	487	469

Variable compensation:
U.S.	240	230
Canada	6	6
Total variable compensation	246	236

Income (loss) before allocations to partners:
U.S.	248	236
Canada	(7)	(3)
Total income before allocations to partners	$241	$233

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
March 29, 2019	$1,232	—	1,232	—	(1,232)	$—
December 31, 2018	$911	—	911	—	(911)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 11 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash paid for interest	$40	$31
Cash paid for taxes	$2	$3

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$163	$168
Repayment of partnership loans through distributions from partnership capital in current period	$73	$84
Lease right-of-use assets obtained in exchange for lease obligations	$67	$-

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 29, 2019	March 30, 2018
Cash and cash equivalents	$1,370	$1,017
Cash and investments segregated under federal regulations	7,052	9,069
Less: Investments segregated under federal regulations	1,493	2,006
Total cash, cash equivalents and restricted cash	$6,929	$8,080

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and changes in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the purchase or sale of mutual fund shares and equities, as well as the purchase of insurance products. Principal transactions revenue primarily results from the Partnership's distribution of, and participation in, principal trading activities in municipal obligations, certificates of deposit, and over-the-counter corporate obligations. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three month periods ended March 29, 2019 and March 30, 2018.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 29,	March 30,	%
	2019	2018	Change
Revenue:
Fee revenue:
Asset-based	$1,559	$1,453	7%
Account and activity	172	172	0%
Total fee revenue	1,731	1,625	7%
% of net revenue	79%	80%
Trade revenue	368	364	1%
% of net revenue	17%	18%
Net interest and dividends	63	47	34%
Other revenue	28	6	367%
Net revenue	2,190	2,042	7%
Operating expenses	1,949	1,809	8%
Income before allocations to partners	$241	$233	3%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$30	$25	20%
Advisory programs ($ billions)	$6	$16	-63%
Client households at period end	5.4	5.2	4%
Net new assets for the period ($ billions)(2)	$16	$14	14%
Client assets under care:
Total:
At period end ($ billions)	$1,208	$1,116	8%
Average ($ billions)	$1,163	$1,135	2%
Advisory programs:
At period end ($ billions)	$370	$329	12%
Average ($ billions)	$357	$327	9%
Financial advisors (actual):
At period end	17,894	16,398	9%
Average	17,763	16,235	9%
Attrition %(3)	9.6%	7.3%	n/a
Dow Jones Industrial Average (actual):
At period end	25,929	24,103	8%
Average for period	25,118	25,127	0%
S&P 500 Index (actual):
At period end	2,834	2,641	7%
Average for period	2,718	2,733	-1%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

(3)	Attrition % represents the annualized number of financial advisors that left the firm during the period compared to the total number of financial advisors as of period end.

First Quarter 2019 versus First Quarter 2018 Overview

The Partnership ended the first quarter of 2019 with a record 17,894 financial advisors and $1.2 trillion in client assets under care, increases of 9% and 8%, respectively, compared to the end of the first quarter of 2018. Net new assets were $16 billion during the first quarter of 2019 compared to $14 billion in the first quarter of 2018.  Average client assets under care increased 2% during the first quarter of 2019 compared to the same period in 2018, due to increases in the market value of client assets and net new assets gathered during the year.

Advisory programs' average assets under care increased 9% in the first quarter of 2019 to $357 billion due to the continued, though lower, investment of client assets into advisory programs.  Market increases in 2019 have nearly offset the impact of market declines on client asset values experienced toward the end of 2018.

Net revenue increased 7% to $2,190 for the first quarter of 2019 compared to the same period in 2018.  Results reflected a 7% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2018 and 2019, as well as the market increases throughout much of the first quarter of 2019. The increase in net revenue also reflected 1% growth in trade revenue due to increased client dollars invested in the current quarter, partially offset by a decrease in margin earned.

Operating expenses increased 8% to $1,949 in the first quarter of 2019 compared to 2018, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, the growth of the Partnership’s financial advisor network and higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $241, a 3% increase from the first quarter of 2018.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 29, 2019 AND MARCH 30, 2018

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 7% to $1,731 in the first quarter of 2019, compared to the same period in 2018.  A discussion of fee revenue components follows.

	Three Months Ended
	March 29,	March 30,	%
	2019	2018	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,096	$995	10%
Service fees	313	327	-4%
Other asset-based fees	150	131	15%
Total asset-based fee revenue	1,559	1,453	7%
Account and activity fee revenue:
Shareholder accounting services fees	107	109	-2%
Other account and activity fee revenue	65	63	3%
Total account and activity fee revenue	172	172	0%
Total fee revenue	$1,731	$1,625	7%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$408.0	$423.3	-4%
Advisory programs	$351.5	$322.4	9%
Insurance	$81.9	$85.4	-4%
Cash solutions	$32.9	$26.1	26%

Shareholder accounting holdings serviced	28.5	27.3	4%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Overall asset-based fee revenue increased 7% to $1,559 in the first quarter of 2019 compared to the same period in 2018, primarily due to a 10% increase in revenue from advisory programs fees, slightly offset by a decrease in service fees earned on mutual fund assets in non-advisory accounts.

Growth in advisory programs fees was due to the continued, though lower, investment of client assets in advisory programs. Market increases in 2019 have nearly offset the impact of market declines on client asset values experienced toward the end of 2018.  The increase in other asset-based fee revenue in 2019 reflected growth in fund adviser fees due to an increase in assets held in the mutual funds comprising the BB Trust.  However, this fund adviser fee revenue was completely offset by fees paid to the sub-advisers of the funds comprising the BB Trust.

The decrease in service fees earned on non-advisory accounts was due to a decrease in mutual fund assets on which those service fees are primarily earned.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 1% to $368 in the first quarter of 2019 compared to the same period in 2018.  A discussion of trade revenue components follows.

	Three Months Ended
	March 29,	March 30,	%
	2019	2018	Change
Trade revenue:
Commissions revenue:
Mutual funds	$145	$136	7%
Equities	118	132	-11%
Insurance products and other	70	64	9%
Total commissions revenue	$333	$332	0%
Principal transactions	35	32	9%
Total trade revenue	$368	$364	1%

Related metrics:
Client dollars invested ($ billions)
Mutual funds	$7	$7	0%
Equities	7	8	-13%
Insurance products and other	2	1	100%
Principal transactions	14	9	56%
Total client dollars invested ($ billions)	$30	$25	20%

Margin per $1,000 invested	$12.2	$14.5	-16%
U.S. business days	61	61	0%

The increase in trade revenue for 2019 was primarily due to an increase in client dollars invested, reflecting increases in the number of client transactions and financial advisors, partially offset by a decrease in margin earned. The decrease in margin earned is the result of the change in product mix with a higher proportion of client dollars invested in certain fixed income products that are traded in a principal transaction capacity, which earn lower margins.

Net Interest and Dividends

Net interest and dividends revenue increased 34% to $63 during the first quarter of 2019 compared to the same period in 2018.  Increases in the federal funds rate resulted in an increase in short-term investing interest revenue.  This increase was slightly offset by an increase in limited partnership capital interest expense for the three month period ended March 29, 2019.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended
	March 29,	March 30,	%
	2019	2018	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$917	$866	6%
Home office and branch	373	352	6%
Variable compensation	246	236	4%
Total compensation and benefits	1,536	1,454	6%

Occupancy and equipment	119	109	9%
Communications and data processing	86	80	8%
Fund sub-adviser fees	36	30	20%
Advertising	24	25	-4%
Professional and consulting fees	23	18	28%
Postage and shipping	15	14	7%
Other operating expenses	110	79	39%
Total operating expenses	$1,949	$1,809	8%

Related metrics (actual):
Number of branches:
At period end	14,419	13,640	6%
Average	14,289	13,542	6%
Financial advisors:
At period end	17,894	16,398	9%
Average	17,763	16,235	9%
Branch office administrators(1):
At period end	16,441	15,619	5%
Average	16,281	15,477	5%
Home office associates(1):
At period end	6,876	6,689	3%
Average	6,872	6,625	4%
Home office associates(1) per 100 financial advisors (average)	38.7	40.8	-5%
Branch office administrators(1) per 100 financial advisors (average)	91.7	95.3	-4%
Average operating expenses per financial advisor(2)	$42,223	$41,700	1%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the first quarter of 2019, operating expenses increased 8% to $1,949 compared to the first quarter of 2018, primarily due to an $82 increase in compensation and benefits expense (described below) and a $31 increase in other operating expenses. Other operating expenses increased due to various items, including expenses related to travel, recruiting, legal and branch business expenses.

Financial advisor compensation and benefits expense increased 6% in the first quarter of 2019 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 6% in the first quarter of 2019 primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 4% and 5%, respectively.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 4% in the first quarter of 2019 to $246 due to an increase in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as average operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the first quarter of 2019, the average number of home office associates and BOAs per 100 financial advisors decreased 5% and 4%, respectively.  The average operating expenses per financial advisor increased 1% due to the increase in the number of personnel as well as the increases in home office and branch compensation and benefits and other operating expenses described above, partially offset by the impact of spreading those expenses over more financial advisors.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff.  The Partnership expects branch expenses to increase in the near term as new financial advisors obtain branch offices and incur additional expenses.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 29,	March 30,	%
	2019	2018	Change
Net revenue:
U.S.	$2,135	$1,984	8%
Canada	55	58	-5%
Total net revenue	2,190	2,042	7%

Operating expenses (excluding variable compensation):
U.S.	1,647	1,518	8%
Canada	56	55	2%
Total operating expenses	1,703	1,573	8%

Pre-variable income (loss):
U.S.	488	466	5%
Canada	(1)	3	-133%
Total pre-variable income	487	469	4%

Variable compensation:
U.S.	240	230	4%
Canada	6	6	0%
Total variable compensation	246	236	4%

Income (loss) before allocations to partners:
U.S.	248	236	5%
Canada	(7)	(3)	-133%
Total income before allocations to partners	$241	$233	3%

Client assets under care ($ billions):
U.S.
At period end	$1,182.9	$1,091.9	8%
Average	$1,138.8	$1,110.8	3%
Canada
At period end	$25.2	$23.8	6%
Average	$24.3	$24.4	0%

Net new assets for the period ($ billions):
U.S.	$15.2	$13.5	13%
Canada	$0.4	$0.6	-33%

Financial advisors (actual):
U.S.
At period end	17,059	15,627	9%
Average	16,939	15,483	9%
Canada
At period end	835	771	8%
Average	824	752	10%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the first quarter of 2019, net revenue increased 8% to $2,135, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 7% to $1,523, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as the market increases throughout much of the period.

Operating expenses (excluding variable compensation) increased 8% to $1,647 in the first quarter of 2019 primarily due to an increase in compensation and benefits for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support increased client activity, the growth of the Partnership’s financial advisor network and higher wages.

Canada

For the first quarter of 2019, net revenue decreased 5% to $55 compared to the same period in 2018.  The decrease in net revenue was primarily due to a decrease in trade revenue as a result of lower margins earned reflecting the change in product mix with a higher proportion of client dollars invested in fixed income products which earn lower margins.

Operating expenses (excluding variable compensation) increased 2% to $56 due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

The Partnership remains focused on achieving profitability in Canada.  This includes several long-term areas of focus which include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q for the period ended March 29, 2019, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the possibility of a universal fiduciary standard of care applicable to both broker-dealers and investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the potential for new legislation and regulation.

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

First Quarter 2019 Update

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal").  On April 18, 2018, the SEC released its Proposal to address the standard of care for broker-dealers and investment advisers as required by the Dodd-Frank Act. The Proposal sets forth two distinct standards of care: a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients. The Proposal also includes a new disclosure, the Client Relationship Summary. The Partnership continues to dedicate significant resources to interpret the Proposal. The final

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives.   In addition, state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care.  The Partnership is dedicating significant resources to interpret and address these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three month periods ended March 29, 2019 and March 30, 2018. In addition, the Partnership derived 14% and 15% of its total revenue from one mutual fund complex for the three month periods ended March 29, 2019 and March 30, 2018, respectively. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at March 29, 2019, net of reserve for anticipated withdrawals, was $2,963, an increase of $456 from December 31, 2018.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($24) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($380, $51 and $162, respectively), partially offset by the net increase in Partnership loans outstanding ($90) and redemption of limited partner, subordinated limited partner and general partner interests ($3, $31 and $37, respectively).  During both the three month periods ended March 29, 2019 and March 30, 2018, the Partnership retained 13.8% of income allocated to general partners.

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

	As of March 29, 2019
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,261	$528	$1,596	$3,385
Partnership capital owned by partners with individual loans	$637	$8	$996	$1,641
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	51%	2%	62%	48%

Individual loans:
Individual bank loans	$193	$—	$—	$193
Individual Partnership loans	—	5	417	422
Total individual loans	$193	$5	$417	$615
Individual loans as a percent of total Partnership capital	15%	1%	26%	18%
Individual loans as a percent of respective Partnership capital owned by partners with loans	30%	63%	42%	37%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 29,	December 31,
	2019	2018
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of March 29, 2019, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on availability of client margin securities and firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of March 29, 2019 or December 31, 2018.  In addition, the Partnership did not have any draws against these lines of credit during the three month period ended March 29, 2019. For the purpose of periodically testing draw procedures, the Partnership made an overnight draw on the uncommitted facility in April 2019.

Cash Activity

As of March 29, 2019, the Partnership had $1,370 in cash and cash equivalents and $1,232 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $2,602 of Partnership liquidity as of March 29, 2019, an 8% ($193) increase from $2,409 at December 31, 2018.  The Partnership had $7,052 and $8,241 in cash and investments segregated under federal regulations as of March 29, 2019 and December 31, 2018, respectively, which was not available for general use. Changes in cash were primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 29,	December 31,
	2019	2018	% Change
U.S.:
Net capital	$1,372	$1,280	7%
Net capital in excess of the minimum required	$1,315	$1,221	8%
Net capital as a percentage of aggregate debit items	48.1%	43.6%	10%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	28.8%	28.3%	2%

Canada:
Regulatory risk-adjusted capital	$35	$40	-13%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$24	$39	-38%

U.S. net capital and Canada risk-adjusted capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

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

ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the period ended March 29, 2019. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $9.6 billion, respectively, for the three months ended March 29, 2019.  These investments earned interest at an average annual rate of approximately 225 basis points (2.25%) during the first quarter of 2019.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $85.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $75. If interest rates increased 100 basis points, the Partnership does not expect to increase rates at the same level, resulting in a smaller increase in interest expense and an overall greater impact on net interest income.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 29, 2019.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 8 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

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

The Partnership is subject to extensive regulation by federal and state regulatory agencies and by self-regulatory organizations and other regulators. The Partnership operates in a regulatory environment that is subject to ongoing change and has seen significantly increased regulation in recent years. The Partnership may be adversely affected as a result of new or revised legislation or regulations, by changes in federal, state or foreign tax laws and regulations, or by changes in the interpretation or enforcement of existing laws and regulations. Legislative and Regulatory Initiatives may impact the manner in which the Partnership markets its products and services, manages its business and operations, and interacts with clients and regulators, any or all of which could materially impact the Partnership’s results of operations, financial condition, and liquidity. Regulatory changes or changes in the law could increase compliance costs which would adversely impact profitability.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

SEC Standards of Conduct for Investment Professionals Rulemaking Package (the "Proposal"). On April 18, 2018, the SEC released its Proposal to address the standard of care for broker-dealers and investment advisers as required by the Dodd-Frank Act. The Proposal sets forth two distinct standards of care: a Regulation Best Interest applicable to broker-dealers and brokerage clients, and the Proposed Standard of Conduct for Investment Advisers clarifying a "fiduciary" standard applicable to investment advisers and advisory clients. The Proposal also includes a new disclosure, the Client Relationship Summary. The Partnership continues to dedicate significant resources to interpret the Proposal. The final enactment and implementation of the Proposal may have a materially adverse effect on the Partnership's financial condition, results of operations and liquidity.

Other Standard of Care Initiatives. In addition, state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care. The Partnership is dedicating significant resources to interpret and address these laws and rules as well. The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number		Description
3.1	*

Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018, incorporated by reference from Exhibit 3.1 to The Jones Financial Companies, L.L.L.P. Form 8-K dated August 6, 2018.

3.2	*

Twenty-First Restated Certificate of Limited Partnership of the Jones Financial Companies, L.L.L.P., dated January 24, 2019, incorporated by reference from Exhibit 3.2 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

3.3	*

First Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 21, 2019, incorporated by reference from Exhibit 3.3 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

3.4	**	Second Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 25, 2019.
3.5	**	Third Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 22, 2019.
31.1	**

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
May 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 10, 2019
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2019
Kevin D. Bastien