Form 10-Q
period 2019-06-28
JONES FINANCIAL COMPANIES LLLP
filed 2019-08-05
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16633

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Exact name of registrant as specified in its Charter)

MISSOURI	43-1450818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12555 Manchester Road

Des Peres, Missouri 63131

(Address of principal executive office)

(Zip Code)

(314) 515-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of July 26, 2019, 1,256,036 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 28,	December 31,
(Dollars in millions)	2019	2018
ASSETS:
Cash and cash equivalents	$978	$1,498
Cash and investments segregated under federal regulations	7,912	8,241
Securities purchased under agreements to resell	1,391	911
Receivables from:
Clients	3,353	3,359
Mutual funds, insurance companies and other	617	555
Brokers, dealers and clearing organizations	276	261
Securities owned, at fair value:
Investment securities	293	250
Inventory securities	59	43
Lease right-of-use asset	828	—
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	583	555
Other assets	126	142

TOTAL ASSETS	$16,416	$15,815

LIABILITIES:
Payables to:
Clients	$10,803	$11,117
Brokers, dealers and clearing organizations	73	90
Lease liability	841	—
Accrued compensation and employee benefits	1,291	1,465
Accounts payable, accrued expenses and other	227	288
	13,235	12,960
Contingencies (Note 8)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,258	884
Subordinated limited partners	523	504
General partners	1,231	1,119
Total	3,012	2,507
Reserve for anticipated withdrawals	169	348
Total partnership capital subject to mandatory redemption	3,181	2,855

TOTAL LIABILITIES	$16,416	$15,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue:
Fee revenue
Asset-based	$1,665	$1,501	$3,224	$2,954
Account and activity	165	169	337	341
Total fee revenue	1,830	1,670	3,561	3,295
Trade revenue	401	340	769	704
Interest and dividends	110	86	213	165
Other revenue	20	17	48	23
Total revenue	2,361	2,113	4,591	4,187
Interest expense	42	30	82	62
Net revenue	2,319	2,083	4,509	4,125
Operating expenses:
Compensation and benefits	1,616	1,480	3,152	2,934
Occupancy and equipment	123	110	242	219
Communications and data processing	99	85	185	165
Fund sub-adviser fees	39	31	75	61
Advertising	18	22	42	47
Professional and consulting fees	29	18	52	36
Postage and shipping	14	15	29	29
Other operating expenses	96	82	206	161
Total operating expenses	2,034	1,843	3,983	3,652

Income before allocations to partners	285	240	526	473

Allocations to partners:
Limited partners	43	28	80	55
Subordinated limited partners	34	31	63	61
General partners	208	181	383	357
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$34.55	$31.02	$63.75	$61.18

Weighted average $1,000 equivalent limited partnership units outstanding	1,258,842	890,974	1,260,627	892,318

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2019

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	$884	$504	$1,119	$2,507
Partnership loans outstanding	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	51	162	593
Redemption of partnership interests	(3)	(31)	(37)	(71)
Income allocated to partners	37	29	175	241
Distributions	—	—	(6)	(6)
Total partnership capital, including capital financed with partnership loans, March 29, 2019	1,298	557	1,741	3,596
Issuance of partnership interests	—	—	1	1
Redemption of partnership interests	(3)	(1)	—	(4)
Income allocated to partners	43	34	208	285
Distributions	(5)	(52)	(241)	(298)
Total partnership capital, including capital financed with partnership loans, June 28, 2019	1,333	538	1,709	3,580
Partnership loans outstanding	—	(4)	(395)	(399)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 28, 2019	$1,333	$534	$1,314	$3,181
Reserve for anticipated withdrawals	(75)	(11)	(83)	(169)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 28, 2019	$1,258	$523	$1,231	$3,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2018

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	$890	$463	$1,152	$2,505
Partnership loans outstanding	—	3	294	297
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2017	890	466	1,446	2,802
Issuance of partnership interests	4	51	170	225
Redemption of partnership interests	(2)	(6)	(151)	(159)
Income allocated to partners	27	30	176	233
Distributions	—	(1)	(11)	(12)
Total partnership capital, including capital financed with partnership loans, March 30, 2018	919	540	1,630	3,089
Issuance of partnership interests	1	1	1	3
Redemption of partnership interests	(2)	(4)	(8)	(14)
Income allocated to partners	28	31	181	240
Distributions	(6)	(51)	(226)	(283)
Total partnership capital, including capital financed with partnership loans, June 29, 2018	940	517	1,578	3,035
Partnership loans outstanding	—	(2)	(351)	(353)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 29, 2018	$940	$515	$1,227	$2,682
Reserve for anticipated withdrawals	(49)	(9)	(70)	(128)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 29, 2018	$891	$506	$1,157	$2,554

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	526	473
Depreciation and amortization	54	45

Changes in assets and liabilities:
Investments segregated under federal regulations	(595)	705
Securities purchased under agreements to resell	(480)	327
Net payable to clients	(308)	(2,142)
Net receivable from brokers, dealers and clearing organizations	(32)	4
Receivable from mutual funds, insurance companies and other	(62)	(10)
Securities owned	(59)	(19)
Lease right-of-use asset	(23)	—
Other assets	16	21
Lease liability	36	—
Accrued compensation and employee benefits	(174)	(137)
Accounts payable, accrued expenses and other	(61)	38
Net cash used in operating activities	(1,162)	(695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(82)	(52)
Cash used in investing activities	(82)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	430	60
Redemption of partnership interests	(75)	(173)
Distributions from partnership capital	(555)	(473)
Net cash used in financing activities	(200)	(586)
Net decrease in cash, cash equivalents and restricted cash	(1,444)	(1,333)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,737	8,537
End of period	$7,293	$7,204

See Note 11 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  All material intercompany balances and transactions have been eliminated in consolidation.  The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2019 and November 30, 2018 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three and six month periods ended May 31, 2019 and 2018 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three and six month periods ended June 28, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

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

The Partnership recognizes lease liabilities for future lease payments and lease right-of-use assets for the right of use of an underlying asset within a contract.  Current leases are all classified as operating leases. Lease right-of-use assets and lease liabilities are recognized on the Consolidated Statements of Financial Condition at commencement date and calculated as the present value of the sum of the remaining fixed lease payments over the lease term. The lease right-of-use asset includes the impact from the timing of lease payments and straight-line rent expense. The Partnership used its incremental borrowing rate based on information available at lease commencement as leases do not contain a readily determinable implicit rate.  A single lease cost, or rent expense, is recognized on a straight-line basis over the lease term. The Partnership does not separate lease components (i.e., fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e., common-area maintenance) and recognizes them as a single lease component. Variable lease payments not included within lease contracts are expensed as incurred.

For the three and six months ended June 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $70 and $137, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities was $110 and $177, respectively.  As of June 28, 2019, the weighted-average remaining lease term was four years, and the weighted-average discount rate was 3.4%.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

For the three and six months ended June 28, 2019, operating lease cost was $70 and $136, respectively, and variable lease costs not included in the lease liability were $13 and $27, respectively. Total lease cost for the three and six months ended June 28, 2019 was $83 and $163, respectively. The Partnership's future undiscounted cash outflows for operating leases as of June 28, 2019 are summarized below:

2019	$141
2020	251
2021	203
2022	147
2023	93
Thereafter	79
Total lease payments	914
Less: Interest	73
Total present value of lease liabilities	$841

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership does continually enter into new branch office leases.

The Partnership's portion of the long-term lease commitments that are non-cancellable as of December 31, 2018 are summarized below:

2019	$182
2020	56
2021	39
2022	19
2023	9
Thereafter	10
Total	$315

NOTE 4 – REVENUE

As of June 28, 2019 and December 31, 2018, $432 and $377, respectively, of the receivable from clients balance and $321 and $278, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The Partnership derived 14% of its total revenue from one mutual fund complex for both the three and six month periods ended June 28, 2019 and June 29, 2018.

The following tables show the Partnership's disaggregated revenue information. See Note 9 for segment information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Three Months Ended June 28, 2019			Three Months Ended June 29, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,161	$17	$1,178	$1,025	$14	$1,039
Service fees	308	22	330	303	22	325
Other asset-based fees	157	—	157	137	—	137
Total asset-based fee revenue	1,626	39	1,665	1,465	36	1,501
Account and activity fee revenue:
Shareholder accounting services fees	107	—	107	109	—	109
Other account and activity fee revenue	55	3	58	57	3	60
Total account and activity fee revenue	162	3	165	166	3	169
Total fee revenue	1,788	42	1,830	1,631	39	1,670
Trade revenue:
Commissions	360	13	373	290	12	302
Principal transactions	27	1	28	37	1	38
Total trade revenue	387	14	401	327	13	340
Total revenue from customers	2,175	56	2,231	1,958	52	2,010
Net interest and dividends and other revenue	81	7	88	68	5	73
Net revenue	$2,256	$63	$2,319	$2,026	$57	$2,083

	Six Months Ended June 28, 2019			Six Months Ended June 29, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,242	$32	$2,274	$2,007	$27	$2,034
Service fees	600	43	643	608	44	652
Other asset-based fees	307	—	307	268	—	268
Total asset-based fee revenue	3,149	75	3,224	2,883	71	2,954
Account and activity fee revenue:
Shareholder accounting services fees	214	—	214	218	—	218
Other account and activity fee revenue	117	6	123	116	7	123
Total account and activity fee revenue	331	6	337	334	7	341
Total fee revenue	3,480	81	3,561	3,217	78	3,295
Trade revenue:
Commissions	682	24	706	608	26	634
Principal transactions	61	2	63	68	2	70
Total trade revenue	743	26	769	676	28	704
Total revenue from customers	4,223	107	4,330	3,893	106	3,999
Net interest and dividends and other revenue	168	11	179	117	9	126
Net revenue	$4,391	$118	$4,509	$4,010	$115	$4,125

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 5 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2018.

The Partnership did not have any assets or liabilities categorized as Level III during the six and twelve month periods ended June 28, 2019 and December 31, 2018, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	June 28, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$299	$—	$299

Investments segregated under federal regulations:
U.S. treasuries	$1,597	$—	$—	$1,597

Securities owned:
Investment securities:
Mutual funds(1)	$289	$—	$—	$289
Government and agency obligations	3	—	—	3
Equities	1	—	—	1
Corporate bonds and notes	—	—	—	—
Total investment securities	$293	$—	$—	$293

Inventory securities:
State and municipal obligations	$—	$30	$—	$30
Equities	19	—	—	19
Certificates of deposit	—	4	—	4
Corporate bonds and notes	—	3	—	3
Mutual funds	3	—	—	3
Total inventory securities	$22	$37	$—	$59

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$298	$—	$298

Investments segregated under federal regulations:
U.S. treasuries	$998	$—	$—	$998

Securities owned:
Investment securities:
Mutual funds(1)	$244	$—	$—	$244
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$249	$1	$—	$250

Inventory securities:
Equities	$16	$—	$—	$16
State and municipal obligations	—	15	—	15
Mutual funds	6	—	—	6
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	3	—	3
Total inventory securities	$22	$21	$—	$43

(1)

The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The balance also includes securities held in relation to profit sharing contributions on behalf of service partners and a security held for regulatory purposes at the Trust Co.

NOTE 6 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of June 28, 2019 and December 31, 2018, the outstanding amount of Partnership loans was $399 and $332, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $5 and $11 for the three and six month periods ended June 28, 2019, respectively, and $4 and $8 for the three and six month periods ended June 29, 2018, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 28,	June 29,
	2019	2018
Partnership loans outstanding at beginning of period	$332	$297
Partnership loans issued during the period	164	168
Repayment of Partnership loans during the period	(97)	(112)
Total Partnership loans outstanding	$399	$353

The minimum 7.5% annual payment on the face amount of limited partnership capital was $23 and $47 for the three and six month periods ended June 28, 2019, respectively, and $16 and $33 for the three and six month periods ended June 29, 2018, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 28,	December 31,
	2019	2018
U.S.:
Net capital	$1,234	$1,280
Net capital in excess of the minimum required	$1,176	$1,221
Net capital as a percentage of aggregate debit items	42.9%	43.6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	27.1%	28.3%

Canada:
Regulatory risk-adjusted capital	$31	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$27	$39

U.S. net capital, Canada risk-adjusted capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

PART I. FINANCIAL INFORMATION

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. The appeal is currently pending before the U.S. Court of Appeals for the Eighth Circuit.

Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et al. v. Edward D. Jones & Co., L.P, et al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors.  The lawsuit was brought under the Fair Labor Standards Act as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims.  The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages.  JFC and Edward Jones deny the allegations and intend to vigorously defend against the allegations in this lawsuit. On March 19, 2019, the court entered an order granting the defendants' motion to dismiss all claims, but permitting the plaintiffs to amend and re-file certain of their claims.  Plaintiffs filed an amended complaint on May 3, 2019. Defendants have filed a renewed motion to dismiss that amended complaint.

Securities Class Action.  On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs.  The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages.  On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain affiliated entities and individuals as defendants, withdrew the claims under the Securities Act, added claims under the Investment Advisers Act of 1940, as amended, and certain additional state law claims, and reasserted the remaining claims with modified allegations.  Edward Jones and its affiliated entities and individuals deny the allegations and intend to continue to vigorously defend this lawsuit.

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

Reimbursement Class Action.  On April 25, 2019, Edward Jones and JFC were named as defendants in a putative class action (Watson, et al. v. The Jones Financial Companies L.L.L.P., et al.) filed by two former financial advisors in the Superior Court of the State of California, Sacramento County.  Plaintiffs allege that defendants did not reimburse financial advisors and financial advisor trainees in California for certain categories of business expenses, which plaintiffs allege violates the California Labor Code and California Unfair Competition Law.  The lawsuit seeks damages and restitution as well as attorneys' fees and costs and equitable and injunctive relief.  Defendants will respond to the complaint in due course and intend to vigorously defend this lawsuit.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at June 28, 2019, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $23 as of June 28, 2019.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 28, 2019 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 9 – SEGMENT INFORMATION

The Partnership has determined it has two operating and reportable segments based upon geographic location, the U.S. and Canada.  Canada segment information, as reported in the following table, is based upon the Consolidated Financial Statements of the Partnership's Canada operations, which primarily occur through a non-guaranteed subsidiary of the Partnership.  The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented.  Pre-variable income represents income before variable compensation expense and before allocations to partners.  This is consistent with how management views the segments to assess performance.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net revenue:
U.S.	$2,256	$2,026	$4,391	$4,010
Canada	63	57	118	115
Total net revenue	$2,319	$2,083	$4,509	$4,125

Pre-variable income:
U.S.	$557	$487	$1,045	$953
Canada	7	2	6	5
Total pre-variable income	564	489	1,051	958

Variable compensation:
U.S.	273	243	513	473
Canada	6	6	12	12
Total variable compensation	279	249	525	485

Income (loss) before allocations to partners:
U.S.	284	244	532	480
Canada	1	(4)	(6)	(7)
Total income before allocations to partners	$285	$240	$526	$473

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
June 28, 2019	$1,391	—	1,391	—	(1,391)	$—
December 31, 2018	$911	—	911	—	(911)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 11 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash paid for interest	$80	$62
Cash paid for taxes	$7	$7

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$164	$168
Repayment of partnership loans through distributions from partnership capital in current period	$97	$112
Lease right-of-use assets obtained in exchange for lease obligations	$177	$-

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 28, 2019	June 29, 2018
Cash and cash equivalents	$978	$1,015
Cash and investments segregated under federal regulations	7,912	7,892
Less: Investments segregated under federal regulations	1,597	1,703
Total cash, cash equivalents and restricted cash	$7,293	$7,204

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and six month periods ended June 28, 2019 and June 29, 2018.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2019	2018	Change	2019	2018	Change
Revenue:
Fee revenue:
Asset-based	$1,665	$1,501	11%	$3,224	$2,954	9%
Account and activity	165	169	-2%	337	341	-1%
Total fee revenue	1,830	1,670	10%	3,561	3,295	8%
% of net revenue	79%	80%		79%	80%
Trade revenue	401	340	18%	769	704	9%
% of net revenue	17%	16%		17%	17%
Net interest and dividends	68	56	21%	131	103	27%
Other revenue	20	17	18%	48	23	109%
Net revenue	2,319	2,083	11%	4,509	4,125	9%
Operating expenses	2,034	1,843	10%	3,983	3,652	9%
Income before allocations to partners	$285	$240	19%	$526	$473	11%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$30	$26	15%	$60	$51	18%
Advisory programs	$8	$12	-33%	$14	$28	-50%
Client households at period end	5.4	5.3	2%	5.4	5.3	2%
Net new assets for the period ($ billions)(2)	$15	$16	-6%	$31	$30	3%
Client assets under care ($ billions):
Total:
At period end	$1,253	$1,142	10%	$1,253	$1,142	10%
Average	$1,224	$1,131	8%	$1,192	$1,136	5%
Advisory programs(4):
At period end	$414	$364	14%	$414	$364	14%
Average	$401	$358	12%	$388	$355	9%
Financial advisors (actual):
At period end	18,174	16,904	8%	18,174	16,904	8%
Average	18,024	16,656	8%	17,893	16,452	9%
Attrition %(3)	8.8%	7.4%	n/a	9.1%	7.3%	n/a
Dow Jones Industrial Average (actual):
At period end	26,600	24,271	10%	26,600	24,271	10%
Average for period	26,093	24,556	6%	25,611	24,835	3%
S&P 500 Index (actual):
At period end	2,942	2,718	8%	2,942	2,718	8%
Average for period	2,882	2,703	7%	2,801	2,718	3%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.
(3)	Attrition % represents the annualized number of financial advisors that left the firm during the period compared to the total number of financial advisors as of period end.
(4)	Prior year assets under care were reclassified to conform to current year presentation.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Second Quarter 2019 versus Second Quarter 2018 Overview

The Partnership ended the second quarter of 2019 with 18,174 financial advisors and $1.25 trillion in client assets under care, increases of 8% and 10%, respectively, compared to the end of the second quarter of 2018. Net new assets were $15 billion during the second quarter of 2019 compared to $16 billion in the second quarter of 2018.  Average client assets under care increased 8% during the second quarter of 2019 compared to the same period in 2018, due to increases in the market value of client assets and net new assets gathered during the year.

Advisory programs' average assets under care increased 12% in the second quarter of 2019 to $401 billion due to the continued, though lower, investment of client assets into advisory programs and higher average market levels in the second quarter of 2019 compared to the same period in 2018.

Net revenue increased 11% to $2,319 for the second quarter of 2019 compared to the same period in 2018.  Results reflected an 11% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2018 and 2019, as well as market increases. The increase in net revenue also reflected 18% growth in trade revenue due to increased client dollars invested in the current quarter and an increase in the overall margin earned.

Operating expenses increased 10% to $2,034 in the second quarter of 2019 compared to 2018, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, the growth of the Partnership’s financial advisor network and higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $285, a 19% increase from the second quarter of 2018.

Six Months Ended June 28, 2019 versus Six Months Ended June 29, 2018 Overview

Net new assets were $31 billion during the first half of 2019 compared to $30 billion in the first half of 2018.  Average client assets under care increased 5% for the first half of 2019 compared to the same period in 2018, due to increases in the market value of client assets and net new assets gathered during the year.

Advisory programs' average assets under care increased 9% in the first half of 2019 to $388 billion due to the continued, though lower, investment of client assets into advisory programs and higher average market levels in the first half of 2019 compared to the same period in 2018.

Net revenue increased 9% to $4,509 for the first half of 2019 compared to the same period in 2018.  Results reflected a 9% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2018 and 2019, as well as market increases. The increase in net revenue also reflected 9% growth in trade revenue due to increased client dollars invested in the first half of 2019, partially offset by a decrease in margin earned.

Operating expenses increased 9% to $3,983 in the first half of 2019 compared to 2018, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, the growth of the Partnership’s financial advisor network and higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $526, an 11% increase from the first half of 2018.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 28, 2019 AND JUNE 29, 2018

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% to $1,830 and 8% to $3,561 in the second quarter and first half of 2019, respectively, compared to the same periods in 2018.  A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2019	2018	Change	2019	2018	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,178	$1,039	13%	$2,274	$2,034	12%
Service fees	330	325	2%	643	652	-1%
Other asset-based fees	157	137	15%	307	268	15%
Total asset-based fee revenue	1,665	1,501	11%	3,224	2,954	9%
Account and activity fee revenue:
Shareholder accounting services fees	107	109	-2%	214	218	-2%
Other account and activity fee revenue	58	60	-3%	123	123	0%
Total account and activity fee revenue	165	169	-2%	337	341	-1%
Total fee revenue	$1,830	$1,670	10%	$3,561	$3,295	8%

Related metrics:
Average U.S. client asset values ($ billions)(1)(2):
Mutual fund assets held outside of advisory programs	$418.8	$403.0	4%	$407.2	$408.7	0%
Advisory programs	$395.2	$353.5	12%	$382.4	$349.1	10%
Insurance	$74.7	$74.5	0%	$73.3	$75.3	-3%
Cash solutions	$32.4	$26.3	23%	$32.5	$26.2	24%

Shareholder accounting holdings serviced	28.9	27.6	5%	28.7	27.5	4%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.
(2)	Prior year asset values were reclassified to conform to current year presentation.

Overall asset-based fee revenue increased 11% to $1,665 and 9% to $3,224 in the second quarter and first half of 2019, respectively, compared to the same periods in 2018, primarily due to 13% and 12% respective increases in revenue from advisory programs fees.

Growth in advisory programs fees was due to the continued, though lower, investment of client assets in advisory programs and higher average market levels in the second quarter and first half of 2019 compared to the same periods in 2018.  The increase in other asset-based fee revenue in 2019 reflected growth in cash solutions revenue due to an increase in cash solutions assets and growth in fund adviser fees due to an increase in assets held in the mutual funds comprising the BB Trust.  However, this fund adviser fee revenue was completely offset by fees paid to the sub-advisers of the funds comprising the BB Trust.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 18% to $401 and 9% to $769 in the second quarter and first half of 2019, respectively, compared to the same periods in 2018.  A discussion of trade revenue components follows.

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2019	2018	Change	2019	2018	Change
Trade revenue:
Commissions revenue:
Mutual funds	$171	$125	37%	$316	$261	21%
Equities	125	111	13%	243	243	0%
Insurance products and other	77	66	17%	147	130	13%
Total commissions revenue	$373	$302	24%	$706	$634	11%
Principal transactions	28	38	-26%	63	70	-10%
Total trade revenue	$401	$340	18%	$769	$704	9%

Related metrics:
Client dollars invested ($ billions)
Mutual funds	$9	$6	50%	$16	$13	23%
Equities	8	7	14%	15	15	0%
Insurance products and other	1	1	0%	3	2	50%
Principal transactions	12	12	0%	26	21	24%
Total client dollars invested	$30	$26	15%	$60	$51	18%

Margin per $1,000 invested	$13.2	$12.9	2%	$12.7	$13.7	-7%
U.S. business days	63	64	-2%	124	125	-1%

The increase in trade revenue for the second quarter of 2019 was primarily due to additional financial advisors serving clients, increased client dollars invested largely in mutual funds, and increased overall margin earned. The increase in margin earned was the result of a change in product mix with a higher proportion of client dollars invested in mutual funds, which earn higher margins.

The increase in trade revenue for the first half of 2019 was also due to additional financial advisors serving clients and the increase in client dollars invested, largely in mutual funds, partially offset by a decrease in margin earned as a result of the change in product mix with a higher proportion of client dollars invested in certain fixed income products that are traded in a principal transaction capacity, which earn lower margins.

Net Interest and Dividends

Net interest and dividends revenue increased 21% to $68 and 27% to $131 in the second quarter and first half of 2019, respectively, compared to the same periods in 2018.  Increases in the federal funds rate resulted in an increase in short-term investing interest revenue offset by lower average short-term investment balances.  This increase was slightly offset by an increase in limited partnership capital interest expense for the three and six month periods ended June 28, 2019 and June 29, 2018.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 28,	June 29,	%
	2019	2018	Change	2019	2018	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$956	$877	9%	$1,873	$1,743	7%
Home office and branch	381	354	8%	754	706	7%
Variable compensation	279	249	12%	525	485	8%
Total compensation and benefits	1,616	1,480	9%	3,152	2,934	7%

Occupancy and equipment	123	110	12%	242	219	11%
Communications and data processing	99	85	16%	185	165	12%
Fund sub-adviser fees	39	31	26%	75	61	23%
Advertising	18	22	-18%	42	47	-11%
Professional and consulting fees	29	18	61%	52	36	44%
Postage and shipping	14	15	-7%	29	29	0%
Other operating expenses	96	82	17%	206	161	28%
Total operating expenses	$2,034	$1,843	10%	$3,983	$3,652	9%

Related metrics (actual):
Number of branches:
At period end	14,644	13,838	6%	14,644	13,838	6%
Average	14,521	13,729	6%	14,403	13,635	6%
Financial advisors:
At period end	18,174	16,904	8%	18,174	16,904	8%
Average	18,024	16,656	8%	17,893	16,452	9%
Branch office administrators(1):
At period end	16,682	15,899	5%	16,682	15,899	5%
Average	16,641	15,812	5%	16,464	15,648	5%
Home office associates(1):
At period end	7,046	6,780	4%	7,046	6,780	4%
Average	6,929	6,700	3%	6,904	6,659	4%
Home office associates(1) per 100 financial advisors (average)	38.4	40.2	-4%	38.6	40.5	-5%
Branch office administrators(1) per 100 financial advisors (average)	92.3	94.9	-3%	92.0	95.1	-3%
Average operating expenses per financial advisor(2)	$42,166	$41,186	2%	$84,391	$82,847	2%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the second quarter and first half of 2019, operating expenses increased 10% to $2,034 and 9% to $3,983, respectively, compared to the same periods in 2018. The increases were primarily due to compensation and benefits expense (described below) increasing 9% to $1,616 and 7% to $3,152 for the second quarter and first half of 2019, respectively. The increase in the first half of 2019 was also a result of a $45 increase in other operating expenses due to various items, including expenses related to recruiting, legal and branch business expenses.

Financial advisor compensation and benefits expense increased 9% and 7% in the second quarter and first half of 2019, respectively, due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 8% and 7% in the second quarter and first half of 2019, respectively, primarily due to an increase in the number of personnel to support increased client activity and the growth of the Partnership’s financial advisor network and higher wages.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 3% and 5%, respectively, for the second quarter of 2019 and increased 4% and 5%, respectively, for the first half of 2019.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 12% to $279 and 8% to $525 in the second quarter and first half of 2019, respectively, due to an increase in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as average operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the second quarter of 2019, the average number of home office associates and BOAs per 100 financial advisors decreased 4% and 3%, respectively, and decreased 5% and 3%, respectively, in the first half of 2019.  The average operating expenses per financial advisor increased 2% in both the second quarter and first half of 2019 due to the increase in the number of personnel as well as the increases in home office and branch compensation and benefits and other operating expenses described above, partially offset by the impact of spreading those expenses over more financial advisors.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff.  The Partnership expects branch expenses to increase in the near term as new financial advisors obtain branch offices and incur additional expenses.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 28,	June 29,	%	June 29,	June 29,	%
	2019	2018	Change	2019	2018	Change
Net revenue:
U.S.	$2,256	$2,026	11%	$4,391	$4,010	10%
Canada	63	57	11%	118	115	3%
Total net revenue	2,319	2,083	11%	4,509	4,125	9%

Operating expenses (excluding variable compensation):
U.S.	1,699	1,539	10%	3,346	3,057	9%
Canada	56	55	2%	112	110	2%
Total operating expenses	1,755	1,594	10%	3,458	3,167	9%

Pre-variable income:
U.S.	557	487	14%	1,045	953	10%
Canada	7	2	250%	6	5	20%
Total pre-variable income	564	489	15%	1,051	958	10%

Variable compensation:
U.S.	273	243	12%	513	473	8%
Canada	6	6	0%	12	12	0%
Total variable compensation	279	249	12%	525	485	8%

Income (loss) before allocations to partners:
U.S.	284	244	16%	532	480	11%
Canada	1	(4)	125%	(6)	(7)	14%
Total income before allocations to partners	$285	$240	19%	$526	$473	11%

Client assets under care ($ billions):
U.S.
At period end	$1,227.2	$1,117.9	10%	$1,227.2	$1,117.9	10%
Average	$1,198.6	$1,107.1	8%	$1,166.6	$1,111.4	5%
Canada
At period end	$26.3	$24.1	9%	$26.3	$24.1	9%
Average	$25.6	$24.1	6%	$24.9	$24.2	3%

Net new assets for the period ($ billions):
U.S.	$15.3	$15.6	-2%	$30.5	$29.2	4%
Canada	$0.3	$0.3	0%	$0.7	$0.8	-13%

Financial advisors (actual):
U.S.
At period end	17,336	16,113	8%	17,336	16,113	8%
Average	17,189	15,879	8%	17,064	15,688	9%
Canada
At period end	838	791	6%	838	791	6%
Average	835	777	7%	829	764	9%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the second quarter and first half of 2019, net revenue increased 11% to $2,256 and 10% to $4,391, respectively, compared to the same periods in 2018, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 11% to $1,626 and 9% to $3,149 in the second quarter and first half of 2019, respectively, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in the second quarter and first half of 2019 compared to the same periods in 2018.  The increase in net revenue also reflected growth in trade revenue of 18% to $387 and 10% to $743 in the second quarter and first half of 2019, respectively, primarily due to increased client dollars invested in both periods.

Operating expenses (excluding variable compensation) increased 10% to $1,699 and 9% to $3,346 in the second quarter and first half of 2019, respectively, compared to the same periods in 2018, primarily due to an increase in compensation and benefits for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support increased client activity, the growth of the Partnership’s financial advisor network and higher wages.

Canada

For the second quarter and first half of 2019, net revenue increased 11% to $63 and 3% to $118 compared to the same periods in 2018, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 8% to $39 and 6% to $75 in the second quarter and first half of 2019, respectively, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as market increases.

Operating expenses (excluding variable compensation) increased 2% to $56 and 2% and $112 in the second quarter and first half of 2019, respectively, due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

The Partnership remains focused on achieving profitability in Canada.  This includes several long-term areas of focus which include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended March 29, 2019, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the SEC's recently finalized Regulation Best Interest and Form CRS Relationship Summary and accompanying guidance.

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

Second Quarter 2019 Update

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance").  On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest.  On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history.  Regulation Best Interest and Form CRS and its rule will become effective on September 10, 2019, with a compliance date of June 30, 2020.  In addition, also on June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser."

The Partnership is dedicating significant resources to interpret and address the Rules and Guidance, to identify any potential changes to be made for compliance by June 30, 2020, and to assess the potential impact on the Partnership's business. The final implementation of the Rules and Guidance may have an adverse effect on the Partnership's financial condition and results of operations.

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three and six month periods ended June 28, 2019 and June 29, 2018. In addition, the Partnership derived 14% of its total revenue from one mutual fund complex for both the three and six month periods ended June 28, 2019 and June 29, 2018. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership’s capital subject to mandatory redemption at June 28, 2019, net of reserve for anticipated withdrawals, was $3,012, an increase of $505 from December 31, 2018.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($53) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($380, $51 and $163, respectively), partially offset by the net increase in Partnership loans outstanding ($67) and redemption of limited partner, subordinated limited partner and general partner interests ($6, $32 and $37, respectively).  During both the three and six month periods ended June 28, 2019 and June 29, 2018, the Partnership retained 13.8% of income allocated to general partners.

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

	As of June 28, 2019
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,258	$527	$1,626	$3,411
Partnership capital owned by partners with individual loans	$614	$6	$954	$1,574
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	49%	1%	59%	46%

Individual loans:
Individual bank loans	$181	$—	$—	$181
Individual Partnership loans	—	4	395	399
Total individual loans	$181	$4	$395	$580
Individual loans as a percent of total Partnership capital	14%	1%	24%	17%
Individual loans as a percent of respective Partnership capital owned by partners with loans	29%	67%	41%	37%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

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

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of June 28, 2019, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has uncommitted lines of credit that are subject to change at the discretion of the banks.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of June 28, 2019 or December 31, 2018.  In addition, the Partnership did not have any draws against these lines of credit during the six month period ended June 29, 2019. For the purpose of periodically testing draw procedures, the Partnership made an overnight draw on the uncommitted facility in April 2019 and an intraday draw on the 2018 Credit Facility in June 2019.

Cash Activity

As of June 28, 2019, the Partnership had $978 in cash and cash equivalents and $1,391 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $2,369 of Partnership liquidity as of June 28, 2019, a 2% ($40) decrease from $2,409 at December 31, 2018.  The Partnership had $7,912 and $8,241 in cash and investments segregated under federal regulations as of June 28, 2019 and December 31, 2018, respectively, which was not available for general use. Changes in cash were primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 28,	December 31,
	2019	2018	% Change
U.S.:
Net capital	$1,234	$1,280	-4%
Net capital in excess of the minimum required	$1,176	$1,221	-4%
Net capital as a percentage of aggregate debit items	42.9%	43.6%	-2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	27.1%	28.3%	-4%

Canada:
Regulatory risk-adjusted capital	$31	$40	-23%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$27	$39	-31%

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

There have been no material changes to the Partnership’s disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  See Note 2 of this Quarterly Report on Form 10-Q for recently issued and adopted accounting standards.

EXECUTIVE COMMITTEE CHANGES

As disclosed in the Partnership's Form 8-K dated July 8, 2019, after 36 years of service to Edward Jones and its clients, the Partnership announced that Daniel J. Timm, general partner of the Partnership, member of the Partnership’s Executive, Management, and Audit Committees, and the Co-Leader of Branch Development, intends to retire effective December 31, 2019. Mr. Timm began his career with Edward Jones in 1983 as a financial advisor in Iowa and South Dakota. He was named a general partner of the Partnership in 1998. During his tenure, Mr. Timm has held various roles at the Partnership, including in Financial Advisor Development and New Financial Advisor Training, as well as leader of Financial Advisor Training and Recruiting and Hiring, until assuming his current role. Since 2007, Mr. Timm has served as the Leader / Co-Leader of Branch Development, with overall responsibility for Edward Jones Financial Advisor and Branch Office Administrator roles.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets, and actions of the U.S. Federal Reserve and/or central banks outside of the United States; (2) regulatory actions; (3) changes in legislation or regulation; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 29, 2019 and June 28, 2019. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $9.7 billion, respectively, for the six months ended June 28, 2019.  These short-term investments earned interest at an average annual rate of approximately 227 basis points (2.27%) during the first half of 2019.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $90 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $92 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 28, 2019.

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

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the period ended March 29, 2019. The following risk factor supplements the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance"). On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest.  On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history.  Regulation Best Interest and Form CRS and its rule will become effective on September 10, 2019, with a compliance date of June 30, 2020.  In addition, also on June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser."

The Partnership is dedicating significant resources to interpret and address the Rules and Guidance, to identify any potential changes to be made for compliance by June 30, 2020, and to assess the potential impact on the Partnership's business. The final implementation of the Rules and Guidance may have an adverse effect on the Partnership's financial condition and results of operations.

PART II. OTHER INFORMATION

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

3.4	*

Second Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 25, 2019, incorporated by reference from Exhibit 3.4 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 29, 2019.

3.5	*

Third Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated April 22, 2019, incorporated by reference from Exhibit 3.5 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 29, 2019.

3.6	**	Fourth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 22, 2019.
3.7	**	Fifth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 19, 2019.
31.1	**

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
August 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 5, 2019
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2019
Kevin D. Bastien