Form 10-Q
period 2019-09-27
JONES FINANCIAL COMPANIES LLLP
filed 2019-11-07
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

As of October 25, 2019, 1,251,533 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 27,	December 31,
(Dollars in millions)	2019	2018
ASSETS:
Cash and cash equivalents	$1,087	$1,498
Cash and investments segregated under federal regulations	8,368	8,241
Securities purchased under agreements to resell	1,557	911
Receivables from:
Clients	3,348	3,359
Mutual funds, insurance companies and other	599	555
Brokers, dealers and clearing organizations	209	261
Securities owned, at fair value:
Investment securities	305	250
Inventory securities	91	43
Lease right-of-use asset	858	—
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	599	555
Other assets	136	142

TOTAL ASSETS	$17,157	$15,815

LIABILITIES:
Payables to:
Clients	$11,094	$11,117
Brokers, dealers and clearing organizations	114	90
Lease liability	871	—
Accrued compensation and employee benefits	1,581	1,465
Accounts payable, accrued expenses and other	247	288
	13,907	12,960
Contingencies (Note 9)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,253	884
Subordinated limited partners	523	504
General partners	1,253	1,119
Total	3,029	2,507
Reserve for anticipated withdrawals	221	348
Total partnership capital subject to mandatory redemption	3,250	2,855

TOTAL LIABILITIES	$17,157	$15,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per unit information and units outstanding)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Revenue:
Fee revenue
Asset-based	$1,738	$1,581	$4,962	$4,535
Account and activity	167	169	504	510
Total fee revenue	1,905	1,750	5,466	5,045
Trade revenue	391	368	1,160	1,072
Interest and dividends	106	92	319	257
Other revenue	5	11	53	34
Total revenue	2,407	2,221	6,998	6,408
Interest expense	40	30	122	92
Net revenue	2,367	2,191	6,876	6,316
Operating expenses:
Compensation and benefits	1,647	1,536	4,799	4,470
Occupancy and equipment	127	114	369	333
Communications and data processing	100	85	285	250
Fund sub-adviser fees	41	35	116	96
Advertising	24	19	66	66
Professional and consulting fees	29	21	81	57
Postage and shipping	13	14	42	43
Other operating expenses	105	94	311	255
Total operating expenses	2,086	1,918	6,069	5,570

Income before allocations to partners	281	273	807	746

Allocations to partners:
Limited partners	43	31	123	86
Subordinated limited partners	34	35	97	96
General partners	204	207	587	564
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$33.93	$35.42	$97.68	$96.60

Weighted average $1,000 equivalent limited partnership units outstanding	1,254,583	888,481	1,258,528	890,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2019

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	$884	$504	$1,119	$2,507
Partnership loans outstanding	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	51	162	593
Redemption of partnership interests	(3)	(31)	(37)	(71)
Income allocated to partners	37	29	175	241
Distributions	—	—	(6)	(6)
Total partnership capital, including capital financed with partnership loans, March 29, 2019	1,298	557	1,741	3,596
Issuance of partnership interests	—	—	1	1
Redemption of partnership interests	(3)	(1)	—	(4)
Income allocated to partners	43	34	208	285
Distributions	(5)	(52)	(241)	(298)
Total partnership capital, including capital financed with partnership loans, June 28, 2019	1,333	538	1,709	3,580
Issuance of partnership interests	—	2	—	2
Redemption of partnership interests	(5)	(2)	(31)	(38)
Income allocated to partners	43	34	204	281
Distributions	(1)	(35)	(166)	(202)
Total partnership capital, including capital financed with partnership loans, September 27, 2019	1,370	537	1,716	3,623
Partnership loans outstanding	—	(4)	(369)	(373)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 27, 2019	$1,370	$533	$1,347	$3,250
Reserve for anticipated withdrawals	(117)	(10)	(94)	(221)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 27, 2019	$1,253	$523	$1,253	$3,029

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2018

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals	$890	$463	$1,152	$2,505
Partnership loans outstanding	—	3	294	297
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2017	890	466	1,446	2,802
Issuance of partnership interests	4	51	170	225
Redemption of partnership interests	(2)	(6)	(151)	(159)
Income allocated to partners	27	30	176	233
Distributions	—	(1)	(11)	(12)
Total partnership capital, including capital financed with partnership loans, March 30, 2018	919	540	1,630	3,089
Issuance of partnership interests	1	1	1	3
Redemption of partnership interests	(2)	(4)	(8)	(14)
Income allocated to partners	28	31	181	240
Distributions	(6)	(51)	(226)	(283)
Total partnership capital, including capital financed with partnership loans, June 29, 2018	940	517	1,578	3,035
Issuance of partnership interests	—	1	1	2
Redemption of partnership interests	(4)	—	(4)	(8)
Income allocated to partners	31	35	207	273
Distributions	(1)	(33)	(156)	(190)
Total partnership capital, including capital financed with partnership loans, September 28, 2018	966	520	1,626	3,112
Partnership loans outstanding	—	(3)	(346)	(349)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, SEPTEMBER 28, 2018	$966	$517	$1,280	$2,763
Reserve for anticipated withdrawals	(79)	(11)	(94)	(184)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, September 28, 2018	$887	$506	$1,186	$2,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in millions)	September 27, 2019	September 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	807	746
Depreciation and amortization	84	69

Changes in assets and liabilities:
Investments segregated under federal regulations	(1,495)	709
Securities purchased under agreements to resell	(646)	(77)
Net payable to clients	(12)	(2,514)
Net receivable from brokers, dealers and clearing organizations	76	9
Receivable from mutual funds, insurance companies and other	(44)	2
Securities owned	(103)	(45)
Lease right-of-use asset	(53)	—
Other assets	6	9
Lease liability	66	—
Accrued compensation and employee benefits	116	116
Accounts payable, accrued expenses and other	(41)	60
Net cash used in operating activities	(1,239)	(916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(128)	(74)
Cash used in investing activities	(128)	(74)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	432	60
Redemption of partnership interests	(113)	(181)
Distributions from partnership capital	(731)	(657)
Net cash used in financing activities	(412)	(778)
Net decrease in cash, cash equivalents and restricted cash	(1,779)	(1,768)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,737	8,537
End of period	$6,958	$6,769

See Note 12 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of August 31, 2019 and November 30, 2018 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three and nine month periods ended August 31, 2019 and 2018 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Fund").

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

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three and nine month periods ended September 27, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 removes the "probable" threshold for credit loss recognition, requiring companies to capture all expected credit losses and to consider a broader range of reasonable and supportable information to inform credit loss estimates.  The Partnership concluded its evaluation of the update and does not anticipate a material impact to the Consolidated Financial Statements from adoption of ASU 2016-13 on January 1, 2020.

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

The Partnership recognizes lease liabilities for future lease payments and lease right-of-use assets for the right of use of an underlying asset within a contract.  Current leases are all classified as operating leases. Lease right-of-use assets and lease liabilities are recognized on the Consolidated Statements of Financial Condition at commencement date and calculated as the present value of the sum of the remaining fixed lease payments over the lease term. Throughout the lease term, the lease right-of-use asset includes the impact from the timing of lease payments and straight-line rent expense. The Partnership used its incremental borrowing rate based on information available at lease commencement as leases do not contain a readily determinable implicit rate.  A single lease cost, or rent expense, is recognized on a straight-line basis over the lease term. The Partnership does not separate lease components (i.e., fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e., common-area maintenance) and recognizes them as a single lease component. Variable lease payments not included within lease contracts are expensed as incurred.

For the three and nine months ended September 27, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $72 and $209, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $96 and $273, respectively.  As of September 27, 2019, the weighted-average remaining lease term was four years, and the weighted-average discount rate was 3.3%.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

For the three and nine months ended September 27, 2019, operating lease costs were $72 and $208, respectively, and variable lease costs not included in the lease liability were $14 and $41, respectively. Total lease costs for the three and nine months ended September 27, 2019 were $86 and $249, respectively. The Partnership's future undiscounted cash outflows for operating leases as of September 27, 2019 are summarized below:

2019	$73
2020	269
2021	222
2022	166
2023	112
Thereafter	102
Total lease payments	944
Less: Interest	73
Total present value of lease liabilities	$871

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership does continually enter into new branch office leases.

The Partnership's portion of the long-term lease commitments that are non-cancellable as of December 31, 2018 are summarized below:

2019	$182
2020	56
2021	39
2022	19
2023	9
Thereafter	10
Total	$315

NOTE 4 – REVENUE

As of September 27, 2019 and December 31, 2018, $447 and $377, respectively, of the receivable from clients balance and $268 and $278, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The Partnership derived 14% of its total revenue from one mutual fund complex for the three and nine month periods ended September 27, 2019 and September 28, 2018.

The following tables show the Partnership's disaggregated revenue information. See Note 10 for segment information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Three Months Ended September 27, 2019			Three Months Ended September 28, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,221	$19	$1,240	$1,086	$16	$1,102
Service fees	315	22	337	314	22	336
Other asset-based fees	161	—	161	143	—	143
Total asset-based fee revenue	1,697	41	1,738	1,543	38	1,581
Account and activity fee revenue:
Shareholder accounting services fees	109	—	109	107	—	107
Other account and activity fee revenue	55	3	58	59	3	62
Total account and activity fee revenue	164	3	167	166	3	169
Total fee revenue	1,861	44	1,905	1,709	41	1,750
Trade revenue:
Commissions	360	11	371	325	11	336
Principal transactions	19	1	20	30	2	32
Total trade revenue	379	12	391	355	13	368
Total revenue from customers	2,240	56	2,296	2,064	54	2,118
Net interest and dividends and other revenue	66	5	71	67	6	73
Net revenue	$2,306	$61	$2,367	$2,131	$60	$2,191

	Nine Months Ended September 27, 2019			Nine Months Ended September 28, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,463	$51	$3,514	$3,093	$43	$3,136
Service fees	915	65	980	922	66	988
Other asset-based fees	468	—	468	411	—	411
Total asset-based fee revenue	4,846	116	4,962	4,426	109	4,535
Account and activity fee revenue:
Shareholder accounting services fees	323	—	323	325	—	325
Other account and activity fee revenue	172	9	181	175	10	185
Total account and activity fee revenue	495	9	504	500	10	510
Total fee revenue	5,341	125	5,466	4,926	119	5,045
Trade revenue:
Commissions	1,042	35	1,077	933	37	970
Principal transactions	80	3	83	98	4	102
Total trade revenue	1,122	38	1,160	1,031	41	1,072
Total revenue from customers	6,463	163	6,626	5,957	160	6,117
Net interest and dividends and other revenue	234	16	250	184	15	199
Net revenue	$6,697	$179	$6,876	$6,141	$175	$6,316

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 5 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2018.

The Partnership did not have any assets or liabilities categorized as Level III during the nine and twelve month periods ended September 27, 2019 and December 31, 2018, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	September 27, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$325	$—	$325

Investments segregated under federal regulations:
U.S. treasuries	$2,497	$—	$—	$2,497

Securities owned:
Investment securities:
Mutual funds(1)	$300	$—	$—	$300
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Total investment securities	$305	$—	$—	$305

Inventory securities:
Mutual funds	$33	$—	$—	$33
Equities	33	—	—	33
State and municipal obligations	—	18	—	18
Certificates of deposit	—	4	—	4
Corporate bonds and notes	—	3	—	3
Total inventory securities	$66	$25	$—	$91

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$298	$—	$298

Investments segregated under federal regulations:
U.S. treasuries	$998	$—	$—	$998

Securities owned:
Investment securities:
Mutual funds(1)	$244	$—	$—	$244
Government and agency obligations	3	—	—	3
Equities	2	—	—	2
Corporate bonds and notes	—	1	—	1
Total investment securities	$249	$1	$—	$250

Inventory securities:
Equities	$16	$—	$—	$16
State and municipal obligations	—	15	—	15
Mutual funds	6	—	—	6
Certificates of deposit	—	3	—	3
Corporate bonds and notes	—	3	—	3
Total inventory securities	$22	$21	$—	$43

(1)

The mutual funds balance consists primarily of securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The balance also includes securities held in relation to profit sharing contributions on behalf of service partners and a security held for regulatory purposes at the Trust Co.

NOTE 6 – LINES OF CREDIT

In addition to the lines of credit disclosed in Part II, Item 8 – Financial Statements and Supplementary Data – Note 7 of the Partnership's Annual Report, the Partnership entered into a new uncommitted line of credit in September 2019.  The amount available on the line of credit and the associated collateral requirements are at the bank's discretion upon the event of a borrowing.

There were no amounts outstanding on the uncommitted line of credit as of September 27, 2019.  In addition, the Partnership did not have any draws against the line of credit during the period ended September 27, 2019. For the purpose of periodically testing draw procedures, the Partnership made an overnight draw on the uncommitted facility in September 2019.

NOTE 7 – PARTNERSHIP CAPITAL

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of September 27, 2019 and December 31,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

2018, the outstanding amount of Partnership loans was $373 and $332, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $5 and $16 for the three and nine month periods ended September 27, 2019, respectively, and $5 and $13 for the three and nine month periods ended September 28, 2018, respectively.

The following table shows the roll forward of outstanding Partnership loans for:

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Partnership loans outstanding at beginning of period	$332	$297
Partnership loans issued during the period	164	170
Repayment of Partnership loans during the period	(123)	(118)
Total Partnership loans outstanding	$373	$349

The minimum 7.5% annual payment on the face amount of limited partnership capital was $24 and $71 for the three and nine month periods ended September 27, 2019, respectively, and $17 and $50 for the three and nine month periods ended September 28, 2018, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission ("SEC") on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380 of Interests under the 2018 Plan on January 2, 2019. The remaining $70 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 27,	December 31,
	2019	2018
U.S.:
Net capital	$1,311	$1,280
Net capital in excess of the minimum required	$1,254	$1,221
Net capital as a percentage of aggregate debit items	46.0%	43.6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	30.0%	28.3%

Canada:
Regulatory risk-adjusted capital	$40	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$39	$39

U.S. net capital, Canada risk-adjusted capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

NOTE 9 – CONTINGENCIES

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

Securities Class Action.  On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs.  The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages.  On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain affiliated entities and individuals as defendants, withdrew the claims under the Securities Act, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations.  In response to the amended complaint, the defendants filed a motion to dismiss, which is currently pending before the court.  In the plaintiffs' opposition brief filed on September 9, 2019, the plaintiffs withdrew their Investment Advisers Act claims.  Edward Jones and its affiliated entities and individuals deny the allegations and intend to continue to vigorously defend this lawsuit.

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at September 27, 2019, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $39 as of September 27, 2019.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at September 27, 2019 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 10 – SEGMENT INFORMATION

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net revenue:
U.S.	$2,306	$2,131	$6,697	$6,141
Canada	61	60	179	175
Total net revenue	$2,367	$2,191	$6,876	$6,316

Pre-variable income:
U.S.	$575	$534	$1,620	$1,487
Canada	5	5	11	10
Total pre-variable income	580	539	1,631	1,497

Variable compensation:
U.S.	293	261	806	734
Canada	6	5	18	17
Total variable compensation	299	266	824	751

Income (loss) before allocations to partners:
U.S.	282	273	814	753
Canada	(1)	—	(7)	(7)
Total income before allocations to partners	$281	$273	$807	$746

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 11 – OFFSETTING ASSETS AND LIABILITIES

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
September 27, 2019	$1,557	—	1,557	—	(1,557)	$—
December 31, 2018	$911	—	911	—	(911)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

NOTE 12 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash paid for interest	$121	$92
Cash paid for taxes	$8	$8

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$164	$170
Repayment of partnership loans through distributions from partnership capital in current period	$123	$118
Lease right-of-use assets obtained in exchange for lease obligations	$273	$-

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	September 27, 2019	September 28, 2018
Cash and cash equivalents	$1,087	$876
Cash and investments segregated under federal regulations	8,368	7,592
Less: Investments segregated under federal regulations	2,497	1,699
Total cash, cash equivalents and restricted cash	$6,958	$6,769

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

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and nine month periods ended September 27, 2019 and September 28, 2018. Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,	%	Sept 27,	Sept 28,	%
	2019	2018	Change	2019	2018	Change
Revenue:
Fee revenue:
Asset-based	$1,738	$1,581	10%	$4,962	$4,535	9%
Account and activity	167	169	-1%	504	510	-1%
Total fee revenue	1,905	1,750	9%	5,466	5,045	8%
% of net revenue	80%	80%		79%	80%
Trade revenue	391	368	6%	1,160	1,072	8%
% of net revenue	17%	17%		17%	17%
Net interest and dividends	66	62	6%	197	165	19%
Other revenue	5	11	-55%	53	34	56%
Net revenue	2,367	2,191	8%	6,876	6,316	9%
Operating expenses	2,086	1,918	9%	6,069	5,570	9%
Income before allocations to partners	$281	$273	3%	$807	$746	8%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$28	$29	-3%	$88	$80	10%
Advisory programs	$8	$8	0%	$22	$36	-39%
Client households at period end	5.4	5.3	2%	5.4	5.3	2%
Net new assets for the period ($ billions)(2)	$14	$16	-13%	$45	$46	-2%
Client assets under care ($ billions):
Total:
At period end	$1,270	$1,189	7%	$1,270	$1,189	7%
Average	$1,263	$1,171	8%	$1,214	$1,149	6%
Advisory programs(3):
At period end	$423	$382	11%	$423	$382	11%
Average	$419	$376	11%	$398	$361	10%
Financial advisors (actual):
At period end	18,505	17,321	7%	18,505	17,321	7%
Average	18,311	17,085	7%	18,032	16,660	8%
Attrition %(4)	7.9%	7.1%	n/a	8.6%	7.1%	n/a
Dow Jones Industrial Average (actual):
At period end	26,820	26,458	1%	26,820	26,458	1%
Average for period	26,671	25,595	4%	25,966	25,089	3%
S&P 500 Index (actual):
At period end	2,962	2,914	2%	2,962	2,914	2%
Average for period	2,957	2,850	4%	2,853	2,762	3%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.
(3)	Prior year assets under care were reclassified to conform to current year presentation.
(4)	Attrition % represents the annualized number of financial advisors that left the firm during the period compared to the total number of financial advisors as of period end.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Third Quarter 2019 versus Third Quarter 2018 Overview

The Partnership ended the third quarter of 2019 with 18,505 financial advisors and $1.27 trillion in client assets under care, both increases of 7% compared to the end of the third quarter of 2018. Net new assets were $14 billion during the third quarter of 2019 compared to $16 billion in the third quarter of 2018.  Average client assets under care increased 8% during the third quarter of 2019 compared to the same period in 2018, due to increases in the market value of client assets and net new assets gathered during the year.

Advisory programs' average assets under care increased 11% in the third quarter of 2019 to $419 billion due to the continued investment of client assets into advisory programs and higher average market levels in the third quarter of 2019 compared to the same period in 2018.

Net revenue increased 8% to $2,367 for the third quarter of 2019 compared to the same period in 2018.  Results reflected a 10% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2018 and 2019, as well as market increases. The increase in net revenue also reflected 6% growth in trade revenue due to an increase in the overall margin earned.

Operating expenses increased 9% to $2,086 in the third quarter of 2019 compared to 2018, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $281, a 3% increase from the third quarter of 2018.

Nine Months Ended September 27, 2019 versus Nine Months Ended September 28, 2018 Overview

Net new assets were $45 billion during the first nine months of 2019 compared to $46 billion in the first nine months of 2018.  Average client assets under care increased 6% for the first nine months of 2019 compared to the same period in 2018, due to increases in the market value of client assets and net new assets gathered during the year.

Advisory programs' average assets under care increased 10% in the first nine months of 2019 to $398 billion due to the continued, though lower, investment of client assets into advisory programs and higher average market levels in the first nine months of 2019 compared to the same period in 2018.

Net revenue increased 9% to $6,876 for the first nine months of 2019 compared to the same period in 2018.  Results reflected a 9% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2018 and 2019, as well as market increases. The increase in net revenue also reflected 8% growth in trade revenue due to increased client dollars invested in the first nine months of 2019, partially offset by a decrease in margin earned.

Operating expenses increased 9% to $6,069 in the first nine months of 2019 compared to 2018, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $807, an 8% increase from the first nine months of 2018.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018

The discussion below details the significant fluctuations and drivers for the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 9% to $1,905 and 8% to $5,466 in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.  A discussion of fee revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,	%	Sept 27,	Sept 28,	%
	2019	2018	Change	2019	2018	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,240	$1,102	13%	$3,514	$3,136	12%
Service fees	337	336	0%	980	988	-1%
Other asset-based fees	161	143	13%	468	411	14%
Total asset-based fee revenue	1,738	1,581	10%	4,962	4,535	9%
Account and activity fee revenue:
Shareholder accounting services fees	109	107	2%	323	325	-1%
Other account and activity fee revenue	58	62	-6%	181	185	-2%
Total account and activity fee revenue	167	169	-1%	504	510	-1%
Total fee revenue	$1,905	$1,750	9%	$5,466	$5,045	8%

Related metrics:
Average U.S. client asset values ($ billions)(1)(2):
Mutual fund assets held outside of advisory programs	$433.3	$410.9	5%	$415.5	$410.1	1%
Advisory programs	$412.6	$370.5	11%	$391.9	$356.6	10%
Insurance	$75.8	$75.9	0%	$74.1	$75.6	-2%
Cash solutions	$32.8	$27.2	21%	$32.7	$26.5	23%

Shareholder accounting holdings serviced	29.3	28.0	5%	28.9	27.6	5%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.
(2)	Prior year asset values were reclassified to conform to current year presentation.

Overall asset-based fee revenue increased 10% to $1,738 and 9% to $4,962 in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily due to 13% and 12% respective increases in revenue from advisory programs fees.

Growth in advisory programs fees was due to the continued, though lower year to date, investment of client assets in advisory programs and higher average market levels in the third quarter and first nine months of 2019 compared to the same periods in 2018.  The increase in other asset-based fee revenue in 2019 reflected growth in cash solutions revenue due to an increase in cash solutions assets and growth in fund adviser fees due to an increase in assets held in the mutual funds comprising the BB Trust.  However, this fund adviser fee revenue was completely offset by fees paid to the sub-advisers of the funds comprising the BB Trust.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 6% to $391 and 8% to $1,160 in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.  A discussion of trade revenue components follows.

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,	%	Sept 27,	Sept 28,	%
	2019	2018	Change	2019	2018	Change
Trade revenue:
Commissions revenue:
Mutual funds	$171	$139	23%	$487	$400	22%
Equities	120	120	0%	363	363	0%
Insurance products and other	80	77	4%	227	207	10%
Total commissions revenue	$371	$336	10%	$1,077	$970	11%
Principal transactions	20	32	-38%	83	102	-19%
Total trade revenue	$391	$368	6%	$1,160	$1,072	8%

Related metrics:
Client dollars invested ($ billions)
Mutual funds	$10	$7	43%	$26	$20	30%
Equities	8	8	0%	23	23	0%
Insurance products and other	1	3	-67%	4	5	-20%
Principal transactions	9	11	-18%	35	32	9%
Total client dollars invested	$28	$29	-3%	$88	$80	10%

Margin per $1,000 invested	$14.0	$12.9	9%	$13.1	$13.4	-2%
U.S. business days	63	63	0%	187	188	-1%

The increase in trade revenue for the third quarter of 2019 was primarily due to an increase in overall margin earned as a result of a change in product mix with a higher proportion of client dollars invested in mutual funds, which earn higher margins relative to other products.

Trade revenue increased for the first nine months of 2019 due to additional financial advisors serving clients and an increase in client dollars invested, largely in mutual funds, despite lower margins earned on mutual funds and fixed income products relative to the same period in 2018.

Net Interest and Dividends

Net interest and dividends revenue increased 6% to $66 and 19% to $197 in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.  An overall higher federal funds rate resulted in an increase in short-term investing interest revenue.  This increase was partially offset by an increase in limited partnership capital interest expense for the third quarter and first nine months of 2019 compared to the same periods in 2018.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,	%	Sept 27,	Sept 28,	%
	2019	2018	Change	2019	2018	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$960	$912	5%	$2,833	$2,655	7%
Home office and branch	388	358	8%	1,142	1,064	7%
Variable compensation	299	266	12%	824	751	10%
Total compensation and benefits	1,647	1,536	7%	4,799	4,470	7%

Occupancy and equipment	127	114	11%	369	333	11%
Communications and data processing	100	85	18%	285	250	14%
Fund sub-adviser fees	41	35	17%	116	96	21%
Advertising	24	19	26%	66	66	0%
Professional and consulting fees	29	21	38%	81	57	42%
Postage and shipping	13	14	-7%	42	43	-2%
Other operating expenses	105	94	12%	311	255	22%
Total operating expenses	$2,086	$1,918	9%	$6,069	$5,570	9%

Related metrics (actual):
Number of branches:
At period end	14,900	14,059	6%	14,900	14,059	6%
Average	14,772	13,933	6%	14,526	13,734	6%
Financial advisors:
At period end	18,505	17,321	7%	18,505	17,321	7%
Average	18,311	17,085	7%	18,032	16,660	8%
Branch office administrators(1):
At period end	16,825	16,005	5%	16,825	16,005	5%
Average	16,776	15,812	6%	16,566	15,648	6%
Home office associates(1):
At period end	6,947	6,695	4%	6,947	6,695	4%
Average	7,064	6,808	4%	6,953	6,706	4%
Home office associates(1) per 100 financial advisors (average)	38.6	39.8	-3%	38.6	40.3	-4%
Branch office administrators(1) per 100 financial advisors (average)	91.6	92.5	-1%	91.9	93.9	-2%
Operating expenses per financial advisor (average)(2)	$42,925	$41,264	4%	$127,329	$124,130	3%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For both the third quarter and first nine months of 2019, operating expenses increased 9% to $2,086 and $6,069, respectively, compared to the same periods in 2018. The increases were primarily due to compensation and benefits expense (described below) increasing 7% to $1,647 and $4,799 for both the third quarter and first nine months of 2019, respectively. The increase in the first nine months of 2019 was also a result of a $56 increase in other operating expenses due to various items, including expenses related to recruiting, legal and branch business expenses.

Financial advisor compensation and benefits expense increased 5% and 7% in the third quarter and first nine months of 2019, respectively, due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 8% and 7% in the third quarter and first nine months of 2019, respectively, primarily due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 4% and 6%, respectively, for both the third quarter and first nine months of 2019.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned.  A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 12% to $299 and 10% to $824 in the third quarter and first nine months of 2019, respectively, due to an increase in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the third quarter of 2019, the average number of home office associates and BOAs per 100 financial advisors decreased 3% and 1%, respectively, and decreased 4% and 2%, respectively, in the first nine months of 2019.  The operating expenses per financial advisor increased 4% and 3% in the third quarter and first nine months of 2019, respectively, due to the increase in the number of personnel as well as the increases in home office and branch compensation and benefits and other operating expenses described above, partially offset by the impact of spreading those expenses over more financial advisors.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff.  The Partnership expects branch expenses to increase in the near term as new financial advisors obtain branch offices and incur additional expenses.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Nine Months Ended
	Sept 27,	Sept 28,	%	Sept 27,	Sept 28,	%
	2019	2018	Change	2019	2018	Change
Net revenue:
U.S.	$2,306	$2,131	8%	$6,697	$6,141	9%
Canada	61	60	2%	179	175	2%
Total net revenue	2,367	2,191	8%	6,876	6,316	9%

Operating expenses (excluding variable compensation):
U.S.	1,731	1,597	8%	5,077	4,654	9%
Canada	56	55	2%	168	165	2%
Total operating expenses	1,787	1,652	8%	5,245	4,819	9%

Pre-variable income:
U.S.	575	534	8%	1,620	1,487	9%
Canada	5	5	0%	11	10	10%
Total pre-variable income	580	539	8%	1,631	1,497	9%

Variable compensation:
U.S.	293	261	12%	806	734	10%
Canada	6	5	20%	18	17	6%
Total variable compensation	299	266	12%	824	751	10%

Income (loss) before allocations to partners:
U.S.	282	273	3%	814	753	8%
Canada	(1)	—	—	(7)	(7)	0%
Total income before allocations to partners	$281	$273	3%	$807	$746	8%

Client assets under care ($ billions):
U.S.
At period end	$1,243.2	$1,163.4	7%	$1,243.2	$1,163.4	7%
Average	$1,237.0	$1,146.0	8%	$1,188.8	$1,124.6	6%
Canada
At period end	$26.6	$25.2	6%	$26.6	$25.2	6%
Average	$26.4	$24.8	6%	$25.3	$24.5	3%

Net new assets for the period ($ billions):
U.S.	$13.5	$15.4	-12%	$44.0	$44.6	-1%
Canada	$0.3	$0.4	-25%	$1.0	$1.2	-17%

Financial advisors (actual):
U.S.
At period end	17,646	16,498	7%	17,646	16,498	7%
Average	17,462	16,281	7%	17,196	15,883	8%
Canada
At period end	859	823	4%	859	823	4%
Average	849	804	6%	836	777	8%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the third quarter and first nine months of 2019, net revenue increased 8% to $2,306 and 9% to $6,697, respectively, compared to the same periods in 2018, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 10% to $1,697 and 9% to $4,846 in the third quarter and first nine months of 2019, respectively, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in the third quarter and first nine months of 2019 compared to the same periods in 2018.  The increase in net revenue also reflected growth in trade revenue of 7% to $379 in the third quarter of 2019, due to an increase in overall margin earned, and 9% to $1,122 in the first nine months of 2019, due to an increase in client dollars invested, compared to the same periods in 2018.

Operating expenses (excluding variable compensation) increased 8% to $1,731 and 9% to $5,077 in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily due to an increase in compensation and benefits for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Canada

For the third quarter and first nine months of 2019, net revenue increased 2% to $61 and 2% to $179 compared to the same periods in 2018, primarily due to an increase in asset-based fee revenue. Asset-based fee revenue increased 8% to $41 and 6% to $116 in the third quarter and first nine months of 2019, respectively, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels.

Operating expenses (excluding variable compensation) increased 2% to $56 and 2% and $168 in the third quarter and first nine months of 2019, respectively, due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

The Partnership remains focused on achieving profitability in Canada.  The Partnership has several long-term areas of focus which include a plan to grow the number of financial advisors, client assets under care and the depth of financial solutions provided to clients.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the periods ended March 29, 2019 and June 28, 2019, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the SEC's recently finalized Regulation Best Interest and Form CRS Relationship Summary and accompanying guidance.

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

Third Quarter 2019 Update

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance").  On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest.  On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history.  Regulation Best Interest and Form CRS and its rule became effective September 10, 2019, with a compliance date of June 30, 2020.  In addition, also on June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser."

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

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 70% of its total revenue was derived from sales and services related to mutual fund and insurance products for both the three and nine month periods ended September 27, 2019 and September 28, 2018. In addition, the Partnership derived 14% of its total revenue from one mutual fund complex for the three and nine month periods ended September 27, 2019 and September 28, 2018. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan.  The Partnership issued approximately $380 of Interests under the 2018 Plan on January 2, 2019. The remaining $70 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at September 27, 2019, net of reserve for anticipated withdrawals, was $3,029, an increase of $522 from December 31, 2018.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of general partner earnings ($80) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($380, $53 and $163, respectively), partially offset by the net increase in Partnership loans outstanding ($41) and redemption of limited partner, subordinated limited partner and general partner interests ($11, $34 and $68, respectively).  During both the three and nine month periods ended September 27, 2019 and September 28, 2018, the Partnership retained 13.8% of income allocated to general partners.

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

	As of September 27, 2019
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,253	$527	$1,622	$3,402
Partnership capital owned by partners with individual loans	$597	$6	$864	$1,467
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	48%	1%	53%	43%

Individual loans:
Individual bank loans	$168	$—	$—	$168
Individual Partnership loans	—	4	369	373
Total individual loans	$168	$4	$369	$541
Individual loans as a percent of total Partnership capital	13%	1%	23%	16%
Individual loans as a percent of respective Partnership capital owned by partners with loans	28%	67%	43%	37%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

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

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of September 27, 2019, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has multiple uncommitted lines of credit, including the $290 of uncommitted lines of credit that are subject to change at the discretion of the banks and a new uncommitted line of credit entered into in September 2019. The amount available on the new line of credit and the associated collateral requirements are at the bank's discretion upon the event of a borrowing.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of September 27, 2019 or December 31, 2018.  In addition, the Partnership did not have any draws against these lines of credit during the nine month period ended September 27, 2019. For the purpose of periodically testing draw procedures, the Partnership made overnight draws on the uncommitted facilities in April and September 2019 and on the 2018 Credit Facility in September 2019, as well as an intraday draw on the 2018 Credit Facility in June 2019.

Cash Activity

As of September 27, 2019, the Partnership had $1,087 in cash and cash equivalents and $1,557 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $2,644 of Partnership liquidity as of September 27, 2019, a 10% ($235) increase from $2,409 at December 31, 2018.  The Partnership had $8,368 and $8,241 in cash and investments segregated under federal regulations as of September 27, 2019 and December 31, 2018, respectively, which was not available for general use. Changes in cash were primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	September 27,	December 31,
	2019	2018	% Change
U.S.:
Net capital	$1,311	$1,280	2%
Net capital in excess of the minimum required	$1,254	$1,221	3%
Net capital as a percentage of aggregate debit items	46.0%	43.6%	6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	30.0%	28.3%	6%

Canada:
Regulatory risk-adjusted capital	$40	$40	0%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$39	$39	0%

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

EXECUTIVE COMMITTEE CHANGES

On November 4, 2019, Managing Partner, Penny Pennington, announced the appointment of general partner Kristin Johnson, age 48, to the Partnership's Executive Committee. It was also announced that Ms. Johnson has been named Chief Human Resources Officer for Edward Jones.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Ms. Johnson joined Edward Jones in 1995 as a member of the Internal Audit department and relocated to the Operations division five years later. She was named a principal in 2006.  Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for branch office administrators. She was appointed to the Partnership's Management Committee in 2014, and in April 2019, Ms. Johnson was asked to serve as interim co-leader of Edward Jones' Human Resources division.

Ms. Johnson does not have any family relationship to any executive officer of the Partnership.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets, and actions of the U.S. Federal Reserve and/or central banks outside of the United States; (2) regulatory actions; (3) changes in legislation or regulation; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 29, 2019, June 28, 2019, and September 27, 2019. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $10.0 billion, respectively, for the nine month period ended September 27, 2019.  These short-term investments earned interest at an average annual rate of approximately 222 basis points (2.22%) during the first nine months of 2019.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $96 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $100 million.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of September 27, 2019.

There have been no changes in the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Part I, Item 1, Note 9 supplements the discussion in Item 3 – Legal Proceedings in the Partnership's Annual Report.

ITEM 1A.	RISK FACTORS

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II, Item 1A – Risk Factors of the Quarterly Reports on Form 10-Q for the periods ended March 29, 2019 and June 28, 2019. The following risk factor supplements the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance"). On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest.  On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history.  Regulation Best Interest and Form CRS and its rule became effective September 10, 2019, with a compliance date of June 30, 2020.  In addition, also on June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser."

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

During the quarter ended September 27, 2019, the Partnership issued subordinated limited partnership interests (the “SLP Interests”), which are described in the Partnership Agreement.  The Partnership issued the SLP Interests pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, in a privately negotiated transaction and not pursuant to a public offering or solicitation.  The SLP Interests were issued to general partners of the Partnership in July 2019 for an aggregate price of $2 million and September 2019 for an aggregate price of $0.4 million.

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

3.6	*

Fourth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 22, 2019, incorporated by reference from Exhibit 3.6 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 28, 2019.

3.7	*

Fifth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 19, 2019, incorporated by reference from Exhibit 3.7 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended June 28, 2019.

3.8	**	Sixth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 19, 2019.
3.9	**	Seventh Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 17, 2019.
31.1	**

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

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

Exhibit Number		Description
101.DEF	**	XBRL Extension Definition
101.LAB	**	XBRL Taxonomy Extension Label
101.PRE	**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to previously filed exhibits.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

By:	/s/ Penny Pennington
Penny Pennington
Managing Partner (Principal Executive Officer)
November 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	November 7, 2019
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2019
Kevin D. Bastien