Form 10-K
period 2019-12-31
JONES FINANCIAL COMPANIES LLLP
filed 2020-03-12
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of February 28, 2020 (most recent month end), 1,248,223 units of limited partnership interest (“Interests”) were outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

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

As of December 31, 2019, the Partnership operates in two geographic segments, the United States (“U.S.”) and Canada.  Edward Jones is a registered broker-dealer and investment adviser in the U.S. and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  JFC is the ultimate parent company of Edward Jones and is a holding company.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.

The Partnership strives to help serious, long-term investors achieve their financial goals by understanding their needs and implementing tailored solutions. Edward Jones aspires to provide goals-based advice to clients by understanding what is most important to clients and why, connecting advice to those goals, and is investing in strategic initiatives to enhance the client experience.

For financial information related to segments for the years ended December 31, 2019, 2018 and 2017, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data – Note 15 to the Consolidated Financial Statements.

PART I

Item 1. Business, continued

Organizational Structure.

At December 31, 2019, the Partnership was organized as follows:

For additional information about the Partnership’s other subsidiaries and affiliates, see Exhibit 21.1.

Branch Office Network.  The Partnership primarily serves serious, long-term individual investors through its extensive network of branch offices.  The Partnership's business model is designed to serve clients through personal relationships with financial advisors and branch office administrators ("BOAs") located in the communities where clients live and work.  Financial advisors and BOAs provide tailored solutions and services to clients while leveraging the resources of the Partnership's home office.  The Partnership operated 15,044 branch offices as of December 31, 2019, primarily staffed by a single financial advisor and a BOA.  Of this total, the Partnership operated 14,369 branch offices in the U.S. (located in all 50 states) and 675 branch offices in Canada.

Governance.  Unlike a corporation, the Partnership is not governed by a board of directors and has no individuals who are designated as directors.  Moreover, none of its securities are listed on a securities exchange and therefore certain governance requirements that generally apply to many companies that file periodic reports with the U.S. Securities and Exchange Commission (“SEC”) do not apply to it.  Under the terms of the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018, (the “Partnership Agreement”), the Partnership’s Managing Partner (as defined in the Partnership Agreement) has primary responsibility for administering the Partnership’s business, determining its policies, and controlling the management and conduct of the Partnership's business.  Under the terms of the Partnership Agreement, the Managing Partner's powers include, without limitation, the power to admit and dismiss general partners of JFC and the power to adjust the proportion of their respective interests in JFC.  As of December 31, 2019, JFC was composed of 417 general partners and 24,341 limited partners, 2,457 of whom are also service partners, as well as 494 subordinated limited partners. Effective January 1, 2019, the Partnership

PART I

Item 1. Business, continued

Agreement authorized a new class of partner, known as a service partner.  Each service partner must also be a financial advisor and a general partner or a limited partner. Service partners are financial advisors but not employees of the Partnership and do not hold capital interests in addition to their general partnership or limited partnership interests.   As of February 28, 2020, JFC was composed of 473 general partners and 24,273 limited partners, 2,845 of whom are also service partners, as well as 530 subordinated limited partners. The partner counts include all new partners admitted to each partnership class after year end.  See Part III, Item 10 – Directors, Executive Officers and Corporate Governance for a description of the governance structure of the Partnership.

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

($ millions)	2019		2018		2017
Fee revenue
Asset-based fees	$6,778	71%	$6,075	71%	$5,047	66%
Account and activity fees	674	7%	678	8%	678	9%
Total fee revenue	7,452	78%	6,753	79%	5,725	75%
Trade revenue	1,581	17%	1,462	17%	1,547	20%
Interest and dividends	416	4%	362	4%	265	4%
Other revenue	77	1%	17	<1%	60	1%
Total revenue	$9,526	100%	$8,594	100%	$7,597	100%

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

The Partnership formed the Bridge Builder® Trust (the "BB Trust") to accommodate the size and expected growth in investment advisory services offered through Advisory Solutions, to reduce the concentration of client investments in third party funds and to lower client investment management expenses.  The BB Trust has eight active sub-advised funds in its series and may add additional funds in the future, at its discretion.  Olive Street Investment Advisers, LLC ("Olive Street"), a wholly-owned subsidiary of JFC, is the investment adviser to the eight sub-advised mutual funds of the BB Trust and has primary responsibility for setting the overall investment strategies and for selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees. The BB Trust pays Olive Street for performing investment advisory services and Olive Street pays fees to the sub-advisers of the funds in the BB Trust.  Olive Street has contractually agreed to waive any investment advisory fees which exceed the investment advisory fees paid to sub-advisers, resulting in no impact on the Partnership's net income.

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

Through the Portfolio Program, Canadian financial advisors provide discretionary investment advisory services to clients by using independent investment managers and proprietary asset allocation models.  Guided Portfolios is a non-discretionary, fee-based program with structured investment guidelines available to Canadian Investors.  Fees for these programs are based on the average daily market value of client assets in the program as well as the portfolio model selected.

The Partnership also earns revenue on clients’ assets through service fees and other revenues received under agreements with mutual fund and insurance companies.  The fees generally range from 15 to 25 basis points (0.15% to 0.25%) but can be up to 100 basis points (1.00%) of the value of the client assets.

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

Trade Revenue

Trade revenue is composed of commissions earned from the purchase or sale of mutual fund shares, equities and insurance products, as well as principal transactions.  Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions, and market volatility.

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

Significant Revenue Source

As of December 31, 2019, the Partnership distributed mutual funds for approximately 100 mutual fund companies.  One company, American Funds Distributors, Inc. and its affiliates, represented 14% of the Partnership’s total revenue for the year ended December 31, 2019.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

Client Strategies Group. The Partnership's Client Strategies Group focuses on ensuring clients are on track to achieve their financial goals through collaboration of marketing, advice and guidance, trading, and products and solutions support. Marketing's role is to understand clients and investors to appropriately define and deliver the Partnership's brand, investment strategy and experience. The Advice and Guidance department provides branch teams with perspective and recommendations that align with the firm's investment philosophy and address our clients' needs. The department does not offer its research for sale and supplements its own research with independent third-party research services.  The Trading department executes client orders for product transactions.  Product specialists lead the Partnership's product strategy and management to provide branch teams and clients with a broad supply of quality products aligned with advice and guidance, and solutions enables branch teams to successfully deliver tailored advice to meet client needs.

Client Account Administration, Operations and Service.  The Partnership has an Operations division that is responsible for activities relating to client securities and the processing of transactions with other broker-dealers, exchanges and clearing organizations.  These activities include receipt, identification and delivery of funds and securities, internal financial controls, accounting functions, office services, custody of client securities and handling of margin accounts.

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

Broadridge Financial Solutions, Inc. (“Broadridge”), along with its U.S. business, Securities Processing Solutions, U.S., and its international business, Securities Processing Solutions, International, provide automated data processing services for client account activity and related records for the Partnership in the U.S. and Canada, respectively.  The Partnership also utilizes certain products and services of The Bank of New York Mellon Corporation (“BNY Mellon”) for mutual fund investments held by the Partnership’s clients and for certain trading activities.  The Partnership has arrangements with other brokers to execute certain equity and fixed income orders.  For orders in Canada, the Partnership transacts directly on the exchanges in an agency capacity.

The Partnership's Canada broker-dealer subsidiary has an agreement with Computershare Trust Company of Canada to act as trustee for clients' registered retirement accounts, including holding cash balances within retirement accounts.  The Canada broker-dealer subsidiary is the custodian for client securities and manages all related securities and cash processing, such as trades, dividends, corporate actions, client cash receipts and disbursements, client tax reporting for certain holdings and statements.

The Partnership's Service division leads the delivery of service from the home office to assist the branch team's success and enhance the client experience.

Employees.  The Partnership’s financial advisors are employees (or partners) of the Partnership.  As of December 31, 2019, the Partnership had approximately 49,000 full-time and part-time employees and partners, including its 18,704 financial advisors.  The Partnership’s financial advisors are generally compensated on a commission basis and may be entitled to bonus compensation based on their respective branch office profitability and the profitability of the Partnership.  The Partnership pays bonuses to its non-financial advisor employees pursuant to a discretionary formula established by management based on the profitability of the Partnership. Service partners are financial advisors, but not employees of the Partnership.

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

The Partnership maintains a comprehensive training program for financial advisors which includes preparation for regulatory exams, on-line modules, concentrated instruction in the classroom and on-the-job training in a branch office.  During the first phase, U.S. and Canada trainees study for and take the requisite examinations.  After passing the requisite examinations, trainees complete on-line modules and a comprehensive training program in one of the Partnership’s home office training facilities, followed by on-the-job training in their respective markets in nearby branch locations.  Branch training includes reviewing investments, compliance requirements and office procedures, understanding client needs, and establishing a base of potential clients. Multiple field-based leaders provide in-region mentorship, training and coaching to trainees to assist their assimilation into the firm and the industry. The Partnership offers periodic training to financial advisors for the entirety of their careers.  These training programs continue to focus on meeting client needs and effective management of the branch office.

The Partnership considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance plans, and benefit plans, are competitive with those offered by other firms principally engaged in the securities business.

Competition.  The Partnership is subject to intense competition in all phases of its business from other securities firms, some of which are larger than the Partnership in terms of capital, brokerage volume and underwriting activities.  In addition, the Partnership encounters competition from other organizations such as banks, insurance companies, and others offering financial services and advice.  The Partnership also competes with firms of all sizes offering discount brokerage services, usually with lower levels of personalized service to individual clients, including major competitors that, during 2019, announced zero commissions for the sales of stocks, ETFs and other brokerage products.  Further, the financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" with limited or no personalized service to clients or to supplement full-service offerings.  Clients are able to transfer their business to competing organizations at any time.  There is also intense competition among firms for financial advisors.  The Partnership experiences continued efforts by competing firms to hire away its financial advisors, although the Partnership believes its rate of attrition of financial advisors is in line with comparable firms.

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

The SEC is the U.S. agency responsible for the administration of the federal securities laws.  Its mission is to protect investors, maintain fair, orderly and efficient markets and facilitate capital formation.  Edward Jones is registered as a broker-dealer with the SEC.  Edward Jones is subject to periodic examinations by the SEC, review by a designated examining authority and certain periodic and ad hoc reporting requirements of securities and customer funds.  Much of the regulation of broker-dealers has been delegated by the SEC to SROs, principally the Financial Industry Regulatory Authority ("FINRA").  FINRA adopts rules (which are subject to approval by the SEC) that govern the broker-dealer industry and conducts periodic examinations of Edward Jones’ operations.

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

Uniform Net Capital Rule.  As a result of its activities as a U.S. broker-dealer and a member firm of FINRA, Edward Jones is subject to the Uniform Net Capital Rule 15c3-1 (“Uniform Net Capital Rule”) of the Exchange Act which is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its clients.  The Uniform Net Capital Rule provides for two methods of computing net capital.  Edward Jones has adopted what is generally referred to as the alternative method.  Minimum required net capital under the alternative method is equal to the greater of $250,000 or 2% of the aggregate

PART I

Item 1. Business, continued

debit items, as defined under the Customer Protection Rule.  The Uniform Net Capital Rule prohibits withdrawal of equity capital whether by payment of dividends, repurchase of stock or other means, if net capital would thereafter be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC to the extent they exceed defined levels even though such withdrawals would not cause net capital to be less than 5% of aggregate debit items.  In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets, such as securities owned.  Failure to maintain the required net capital may subject Edward Jones to suspension or expulsion by FINRA, the SEC and other regulatory bodies and/or exchanges and may ultimately require liquidation.  Edward Jones has, at all times, been in compliance with the Uniform Net Capital Rule.

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

AVAILABLE INFORMATION

The Partnership files annual, quarterly, and current reports and other information with the SEC. The Partnership’s SEC filings are available to the public on the SEC’s website at www.sec.gov and on our website at www.edwardjones.com.

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

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, global economic slowdown, widespread health epidemics or pandemics, natural disasters, terrorist attacks, war, changes in local and national economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry, and therefore the Partnership, is highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

Recently, the spread of coronavirus (COVID-19) has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets. The impact of the coronavirus continues to evolve and has been marked by rapid changes and developments. Accordingly, the Partnership cannot reliably predict the ultimate impact on financial markets and the Partnership’s business operations and financial results.

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets would have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. A market decline could have a greater negative impact on revenues and profitability than experienced in prior years due to the increasing proportion of asset-based revenues. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and asset-based fee revenue, decreased margins and losses in firm inventory accounts. Current and potential market changes to fee structures in the mutual funds industry have resulted in and may continue to result in decreased margins and therefore lower revenues. In the event of a significant reduction in revenues, and depending on the amount of fixed financial advisor compensation at that time, the Partnership could experience a material adverse impact on the profitability of the Partnership.

Furthermore, if the market were to experience a sudden or sustained downturn or the economy were to enter into a recession, the Partnership would be subject to increased risk of its clients being unable to meet their commitments, such as margin obligations. This could result in lower revenues and declining profit margins.

PART I

Item 1. Risk Factors, continued

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

COMPETITION — The Partnership is subject to intense competition for clients and personnel, and there is an increasing pace of industry change. Some of its competitors have greater resources and are rapidly changing their business practices.

All aspects of the Partnership’s business are highly competitive. The Partnership competes for clients and personnel directly with other securities firms and increasingly with other types of organizations and other businesses offering financial services, such as banks and insurance companies. Some of these organizations have greater capital and additional resources, and some entities offer a wider range of financial services. Over the past several years, there has been significant consolidation of firms in the financial services industry, forcing the Partnership to compete with larger firms with greater capital and resources, brokerage volume and underwriting activities, and more competitive pricing. The Partnership continues to compete with firms of all sizes offering discount brokerage services, usually with lower levels of personalized service to individual clients, including major competitors that, during 2019, announced zero commissions for the sales of stocks, ETFs and other brokerage products. Further, the financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based "robo-advice" and enhanced digital experiences for clients with limited or no personalized service to clients or to supplement full-service offerings. Industry and technology changes may result in increased prevalence of robo-advisors. The Partnership is subject to risk from the accelerated changes to the industry and competitive forces, which have resulted and are expected to continue to result in significant costs for strategic initiatives in anticipation of such changes. Clients are able to transfer their business to competing organizations at any time. The Partnership's continued ability to compete based on a business model designed to serve clients through personalized relationships with financial advisors and branch teams in order to provide goals-based advice may be impacted by the evolving financial services industry, including changing client expectations and technology needs, as well as robo-advisors and other lower cost options. The Partnership may be subject to operational risk if the Partnership is unable to keep pace with this rapidly changing environment, which includes client, industry, technology and regulatory changes. In addition, the Partnership's ability to compete and adapt its business model may be impacted by changing client demographics, preferences and values. If financial advisors do not meet client needs, the Partnership could lose clients, thereby reducing revenues and profitability. Further, the Partnership faces increased competition for clients from larger firms in its non-urban markets, and from a broad range of firms in the urban and suburban markets in which the Partnership competes.

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

PART I

Item 1. Risk Factors, continued

INDUSTRY CHANGE AND IMPACT ON FIRM REVENUES — Changes in the financial services industry may significantly impact the Partnership's revenue for the sale and distribution of brokerage products.

Many of the Partnership's competitors no longer charge commissions for the sale or exchange of certain brokerage products.  During 2019, major competitors announced zero commissions for the sales of stocks, ETFs and other brokerage products. The Partnership currently charges clients a commission for the purchase and sale of similar products.

In addition, many mutual fund companies have reduced the net asset value purchase privileges for clients, which has had and may continue to have a significant impact on the Partnership's revenue.

With these industry changes and the competitive environment among financial services firms, there is a heightened risk the Partnership's trade revenue for the purchase and sale of brokerage products may be significantly reduced in the future.

REPUTATION RISK — Damage to the Partnership's reputation could negatively impact the Partnership's profitability and future growth opportunities.

Managing the Partnership's reputation is critical to attracting and retaining clients and financial advisors.  Legal or regulatory actions, unethical behavior, breakdowns in the Partnership's control environment, cybersecurity breaches, data privacy incidents, poor investment performance, or compliance or operational failures, depending on their nature, size and scope, could negatively impact the Partnership's reputation, profitability and future growth opportunities.

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

Limited partners who finance all or a portion of their limited partnership interests with bank loans may be more likely to request the withdrawal of capital to repay such obligations should the Partnership experience a period of reduced earnings. Any withdrawals by limited partners are subject to the terms of the Partnership Agreement and would reduce the Partnership’s available liquidity and capital.

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee who require financing for some or all of their Partnership capital contributions). In limited circumstances, a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan. Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at an interest rate defined in the loan documents. The Partnership has full recourse against any partner that defaults on loan obligations to the Partnership. However, there is no assurance that partners will be able to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity. If partners are unable to repay the interest and/or the principal amount of their Partnership loans at or prior to maturity, the Partnership could be adversely impacted.

PART I

Item 1. Risk Factors, continued

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

Canadian Securities Administrators ("CSA") Amendments.  On October 3, 2019, the CSA finalized amendments (the "Client Focused Reforms") to National Instrument 31-103, "Registration Requirements, Exemptions and Ongoing Registrant Obligations."  The Client Focused Reforms, many of which are similar to the SEC's Rules and Guidance, make changes to the registrant conduct requirements applicable to the Partnership’s Canada broker-dealer subsidiary.  The amendments will become effective over a two-year phased implementation, concluding December 31, 2021.

The Partnership is dedicating significant resources to interpret and address the Rules and Guidance, as well as the Client Focused Reforms, to identify any potential changes to be made by their respective compliance dates, and to assess the potential impact on the Partnership's business. The final implementation of these rules may have an adverse effect on the Partnership's financial condition and results of operations.

Other Standard of Care Initiatives. In addition, state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance. The Partnership is dedicating significant resources to interpret and address these laws and rules as well. The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

PART I

Item 1. Risk Factors, continued

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

The Partnership has incurred significant expenses to defend and/or settle claims in the past.  In view of the inherent difficulty of reliably predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages or in actions which are at very preliminary stages, the Partnership cannot predict with certainty the eventual loss or range of loss related to such matters.  Due to the uncertainty related to litigation and regulatory investigations and proceedings, the Partnership cannot determine if such matters will have a material adverse effect on its revenues, profitability, and its consolidated financial condition.

Such legal actions may be material to future operating results for a particular period or periods.  See Part I, Item 3 – Legal Proceedings for more information regarding certain unresolved claims.

INABILITY TO RETAIN FINANCIAL ADVISORS OR GROW THE NUMBER OF FINANCIAL ADVISORS — If the Partnership experiences attrition rates of its financial advisors that are higher than its expectations or is unable to grow the number of financial advisors, the Partnership may not be able to maintain its current number of financial advisors or meet its planned growth rates and operating results.

The increase in the number of new financial advisors in recent periods has positively impacted the Partnership's net financial advisor growth. However, being new to the business, many of these financial advisors have encountered or may encounter difficulties developing or expanding their businesses.  The Partnership has periodically experienced higher rates of attrition, particularly with respect to financial advisors who are new to the business and have not experienced times of market volatility. The Partnership may also experience increased financial advisor attrition due to increased competition from other financial services companies and efforts by those firms to recruit its financial advisors. However, given changes to regulatory requirements, performance standards and financial advisor compensation, there can be no assurance that the attrition rates the Partnership has experienced in the past will not increase in the future.

Historically, during times of market volatility and industry change, it is more difficult for the Partnership to attract qualified applicants for financial advisor positions. In addition, the Partnership relies heavily on referrals from its current financial advisors in recruiting new financial advisors. During times of market volatility and industry change, current financial advisors may be less effective in recruiting potential new financial advisors through referrals. There can be no assurance that the Partnership will be able to grow at desired rates in future periods or maintain its current number of financial advisors. The Partnership's growth and retention of client accounts, as well as the gathering of new assets, are affected by retention and growth in the number of financial advisors. Slower growth rates in the number of financial advisors, client accounts and net new assets could have an adverse impact on revenue the Partnership receives from asset-based fees and commissions and on its results of operations.

INCREASED FINANCIAL ADVISOR COMPENSATION — Compensation paid to new financial advisors, as well as current financial advisors participating in a retirement transition plan, could negatively impact the Partnership’s profitability and capital if the increased compensation does not result in greater retention of financial advisors and clients or increased productivity.

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

PART I

Item 1. Risk Factors, continued

Partnership's compensation programs have resulted in higher costs to support the firm's growth and business model that will increase the cumulative investment in each branch.

In order to better transition clients to a new financial advisor when their current financial advisor retires, as well as to retain quality financial advisors until retirement, the Partnership offers individually tailored retirement transition plans to financial advisors. These retirement transition plans may offer increased financial consideration prior to and after retirement for financial advisors who provide client transition services in accordance with a retirement and transition employment agreement. If this increased financial consideration does not increase client asset retention or help to retain quality financial advisors until retirement, the additional financial consideration could negatively impact the Partnership’s profitability and capital in future periods. In addition, the Partnership expects that the retirement transition plans will result in higher financial advisor compensation expense in the future.

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

RELIANCE ON THIRD PARTIES — The Partnership’s dependence on third-party organizations exposes the Partnership to disruption or loss if their products and services are no longer offered or supported or develop defects.

The Partnership incurs obligations to its clients which are supported by obligations from firms within the industry, especially those firms with which the Partnership maintains relationships by which securities transactions are executed. The inability of an organization with which the Partnership does a large volume of business to promptly meet its obligations could result in substantial losses to the Partnership, and delays in or disruptions to the execution of clients' securities transactions.

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

PART I

Item 1. Risk Factors, continued

Partnership’s business which may result in financial losses and/or disciplinary action by governmental agencies, SROs and/or other regulators.

A significant portion of the Partnership's revenue comes from commissions and service fees that the Partnership earns from third-party mutual fund and insurance companies for providing certain distribution and marketing support services for those companies' products held by Edward Jones clients. For mutual funds, those commissions and service fees are based on the terms of mutual fund prospectuses.  Substantial changes to the structure of the commissions and fees paid to the Partnership could have an adverse impact on asset-based and trading revenues.

UPGRADE OF TECHNOLOGICAL SYSTEMS — The Partnership will engage in significant technology initiatives in the future which may be costly and could lead to disruptions.

The Partnership has engaged in significant technology initiatives and expects to continue to do so in the future. Such initiatives are not only necessary to better meet the needs of and add value for the Partnership’s clients, but also to satisfy new industry standards and practices, anticipate industry and competitive changes, better secure the transmission of clients’ information on the Partnership’s systems, and improve operational efficiency. With any major system replacement, there will be a period of education and adjustment for the branch and home office associates utilizing the system. Following any upgrade or replacement, if the Partnership’s systems or equipment do not operate properly, are disabled or fail to perform due to increased demand (which might occur during market upswings or downturns), or if a new system or system upgrade contains a major problem, the Partnership could experience unanticipated disruptions in service, including interrupted trading, slower response times, decreased client service and client satisfaction, and delays in the introduction of new products and services, any of which could result in financial losses, liability to clients, regulatory intervention or reputational damage. Further, the inability of the Partnership’s systems to accommodate a significant increase in volume of transactions also could constrain its ability to expand its business.

SECURITY BREACHES — Security breaches of the Partnership’s systems, or those of third parties, could lead to significant financial loss to the Partnership’s business and operations, significant liability, and harm to the Partnership’s reputation and client relationships.

The Partnership relies heavily on communications and information systems to conduct its business, including the secure processing, storage and transmission of confidential and other information. The Partnership’s home office facilities and its existing communications and information systems, including its backup systems, as well as the systems of third parties the Partnership relies on, are vulnerable to security breaches, damages and interruptions from human error, sabotage, cybersecurity attacks, computer viruses and other malicious code, intentional acts of vandalism, attempts by others to gain unauthorized access to the Partnership’s systems, and similar events. The risk of these types of security breaches occurring is continuing. The Partnership has processes in place designed to safeguard and monitor against security breaches and other disruptions of its systems and those of third parties the Partnership relies on and has not experienced, to date, any material losses related to cybersecurity attacks or other information security breaches. However, there can be no assurance the Partnership will not suffer such losses in the future.

If a security breach were to occur, such an event could substantially disrupt the Partnership’s business by jeopardizing the Partnership’s, its clients’ or third parties’ confidential information or causing interruptions or malfunctions in the Partnership’s or third parties’ operations. In order to serve clients, the Partnership maintains personal information about current, former and prospective clients and associates that is subject to various laws and regulations. Security breaches of this type of information could subject the Partnership to significant liability and expenses that may not be covered by insurance. In addition, the Partnership’s reputation and business may suffer if such clients or associates experience data or financial loss from a significant security breach.

PART I

Item 1. Risk Factors, continued

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

The Partnership's business and operations relies heavily on its branch office network, home office facilities and technology systems, which are all vulnerable to damage or interruption from natural disasters, acts of terrorism, and other similar events. The Partnership has processes in place designed to safeguard against and monitor for business interruptions and related losses. However, there can be no assurance the Partnership will not suffer such losses in the future. Such an event could substantially disrupt the Partnership’s business by causing physical harm to its branch office network, home office facilities and its technology systems. In addition, the Partnership’s reputation and business may suffer if clients experience data or financial loss from a significant interruption.

The Partnership and its third-party vendors have data centers in separate regions of the United States. These data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses. While the Partnership has disaster recovery and business continuity planning processes, and interruption and property insurance to mitigate and help protect it against such losses, there can be no assurance that the Partnership is fully protected from such an event.

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

On December 22, 2017, U.S. federal tax reform legislation was enacted that generally creates favorable tax treatment for owners of pass-through entities with taxable income. Many of the Partnership's financial advisors are employees and do not qualify for the favorable tax treatment. Further, the tax reform legislation limits the deductibility of certain business expenses. As a result, the Partnership's ability to recruit and retain financial advisors against certain competitor models could be impacted. The Partnership has reviewed the tax reform legislation, and the underlying tax regulations and has taken appropriate steps to respond. It is difficult to predict at this time, however, the potential adverse impact that the legislation and regulations may have on the Partnership.

PART I

Item 1. Risk Factors, continued

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

PART I

Item 1. Risk Factors, continued

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

Changes in interest rates could also pose a risk of loss resulting from maintaining inventory in fixed income securities.

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

Item 1. Risk Factors, continued

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

Item 1. Risk Factors, continued

RISK OF DILUTION — The Interests may be diluted from time to time, which could lead to decreased returns to the limited partners.

The Managing Partner has the ability, in his or her sole discretion, to issue additional Interests or Partnership capital. The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 million of Interests to be issued pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380 million and $1 million of Interests under the 2018 Plan on January 2, 2019 and January 2, 2020, respectively. The remaining $69 million of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future. Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.

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

In 2019, the Partnership retained 13.8% of the general partners’ net income as capital which is credited monthly to the general partners’ Adjusted Capital Contributions (as defined in the Partnership Agreement). Retention for 2020 is expected to remain at a similar level as 2019. Such retention, along with any additional capital contributions by general partners, will reduce the percentage of participation in net income by limited partners. There is no requirement to retain a minimum amount of general partners’ net income, and the percentage of retained net income could change at any time in the future. In accordance with the Partnership Agreement, the percentage of income allocated to limited partners is reset annually and the amount of retained general partner income reduces the income allocated to limited partners.

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

Item 1. Risk Factors, continued

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

PART I

Item 1. Risk Factors, continued

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

The Partnership’s income tax returns may be audited by government authorities. Under U.S. federal audit and administrative procedures applicable to partnerships, any U.S. federal income taxes, penalties, and interest resulting from adjustments to Partnership tax items, including adjustments made pursuant to an IRS audit, generally will be imposed on the Partnership in the year in which the adjustments are made or otherwise become final. If, as a result of adjustments to Partnership tax items, we are required to make payments in respect of taxes, penalties and interest, our cash available for distribution to our partners may be substantially reduced. Moreover, an audit of the Partnership's income tax returns may result in the audit of the returns of the limited partners and may require an amendment of their tax returns with the possibility of interest and penalty assessments.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Partnership primarily conducts its U.S. home office operations from two campus locations in St. Louis, Missouri and one campus location in Tempe, Arizona.  As of December 31, 2019, the Partnership had 13 U.S. home office buildings. One office and the land for the Tempe, Arizona campus location are leased through an operating lease, and the remaining 12 buildings are owned by the Partnership.  The Partnership also leases its Canada home office facility in Mississauga, Ontario through an operating lease.

The Partnership also maintains facilities in 15,044 branch locations as of December 31, 2019, which are located in the U.S. and Canada and are predominantly rented under cancelable leases.  See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 2 and 16 to the Consolidated Financial Statements for information regarding lease liabilities and related party transactions, respectively.

ITEM 3.  LEGAL PROCEEDINGS

Refer to Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 for information regarding the Partnership's legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Partnership’s Interests and their assignment or transfer is prohibited without the express written consent of the Managing Partner (which is not expected to be given).  As of February 28, 2020, the Partnership had 24,273 limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The following information sets forth, for the past five years, selected financial data from the audited financial statements.

Summary Consolidated Statements of Income Data:

	For the years ended December 31,
($ millions, except per unit information and units outstanding)	2019	2018	2017	2016	2015

Net revenue	$9,369	$8,469	$7,506	$6,557	$6,619

Income before allocations to partners	$1,092	$990	$872	$746	$838

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$132.22	$128.13	$121.15	$110.55	$131.42

Weighted average $1,000 equivalent limited partnership units outstanding	1,256,459	889,502	896,566	908,919	921,747

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the Partnership presents net income of $0 on its Consolidated Statements of Income.  See Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements for further discussion.

Summary Consolidated Statements of Financial Condition Data:

	As of December 31,
($ millions)	2019	2018	2017	2016	2015

Total assets	$19,317	$15,815	$17,176	$19,424	$16,356

Other liabilities exclusive of partnership capital subject to mandatory redemption	$15,953	$12,960	$14,381	$16,790	$13,746

Partnership capital subject to mandatory redemption	3,364	2,855	2,795	2,634	2,610

Total liabilities	$19,317	$15,815	$17,176	$19,424	$16,356

Effective January 1, 2019, the Partnership adopted ASC 842, Leases ("ASC 842"), which requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease right-of-use assets and lease liabilities.  Adoption of the new standard reduces the comparability of the Summary Consolidated Statements of Financial Condition from 2019 to the other years presented within the summary above. See Part II, Item 8 – Financial Statements and Supplementary Data – Notes 1 and 2 to the Consolidated Financial Statements for further discussion.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Partnership.  Management’s Discussion and Analysis should be read in conjunction with the Partnership’s Consolidated Financial Statements and accompanying notes included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For discussions surrounding the earliest of the three years presented below, refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018. All amounts are presented in millions, except as otherwise noted.

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

	For the years ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue:
Fee revenue:
Asset-based	$6,778	$6,075	$5,047	12%	20%
Account and activity	674	678	678	-1%	—
Total fee revenue	7,452	6,753	5,725	10%	18%
% of net revenue	80%	80%	76%
Trade revenue	1,581	1,462	1,547	8%	-5%
% of net revenue	17%	17%	21%
Net interest and dividends	259	237	174	9%	36%
Other revenue	77	17	60	353%	-72%
Net revenue	9,369	8,469	7,506	11%	13%
Operating expenses	8,277	7,479	6,634	11%	13%
Income before allocations to partners	$1,092	$990	$872	10%	14%

Related metrics:
Client dollars invested(1):
Trade ($ billions)	$118	$112	$88	5%	27%
Advisory programs ($ billions)	$31	$41	$75	-24%	-45%
Client households at year end	5.5	5.3	5.2	4%	2%
Net new assets for the year ($ billions)(2)	$64	$65	$49	-2%	33%
Client assets under care:
Total:
At year end ($ billions)	$1,349	$1,103	$1,121	22%	-2%
Average ($ billions)	$1,238	$1,144	$1,041	8%	10%
Advisory programs(3):
At year end ($ billions)	$456	$354	$337	29%	5%
Average ($ billions)	$408	$361	$273	13%	32%
Financial advisors (actual):
At year end	18,704	17,615	16,095	6%	9%
Average	18,171	16,864	15,435	8%	9%
Attrition %(4)	8.8%	7.4%	7.2%	n/a	n/a
Dow Jones Industrial Average (actual):
At year end	28,538	23,327	24,719	22%	-6%
Average for year	26,367	25,054	21,742	5%	15%
S&P 500 Index (actual):
At year end	3,231	2,507	2,674	29%	-6%
Average for year	2,912	2,746	2,448	6%	12%

(1)

Client dollars invested for trade revenue represents the principal amount of clients’ buy and sell transactions resulting in revenue and for advisory programs revenue represents the net of the inflows and outflows of client dollars into advisory programs.

(2)	Net new assets represents cash and securities inflows and outflows from new and existing clients and excludes mutual fund capital gain distributions received by U.S. clients.
(3)	Prior year assets under care were reclassified to conform to current year presentation.
(4)	Attrition % represents the number of financial advisors that left the firm during the year compared to the total number of financial advisors as of year end.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2019 versus 2018 Overview

The Partnership ended 2019 with 18,704 financial advisors, an increase of 1,089 compared to 2018, and $1.3 trillion of client assets under care, a $246 billion increase from 2018. Average client assets under care increased 8% during 2019 due to increases in the market value of client assets and $64 billion in net new assets gathered during the year.

Advisory programs' average assets under care increased 13% in 2019 to $408 billion due to the continued, though lower, investment of client assets in advisory programs and higher average market levels in 2019 compared to 2018.

Net revenue increased 11% to $9,369 in 2019 compared to 2018.  Results reflected a 12% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2018 and 2019, as well as market increases. The increase in net revenue also reflected 8% growth in trade revenue primarily due to additional financial advisors serving clients and increased client dollars invested in 2019 compared to 2018, as well as a $60 increase in other revenue. The increase in other revenue was primarily driven by the unrealized gain on the increase in the value of investment securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan, which is discussed in more detail in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements.

Operating expenses increased 11% to $8,277 in 2019 compared to 2018, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, increased income before allocations to partners 10% from 2018 to $1.1 billion, exceeding $1 billion for the first time.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 10% in 2019 to $7,452.  A discussion of fee revenue components follows.

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Fee Revenue:
Asset-based fee revenue:
Advisory programs fees	$4,810	$4,214	$3,341	14%	26%
Service fees	1,329	1,305	1,259	2%	4%
Other asset-based fees	639	556	447	15%	24%
Total asset-based fee revenue	$6,778	$6,075	$5,047	12%	20%
Account and activity fee revenue:
Shareholder accounting service fees	432	432	412	—	5%
Other account and activity fees	242	246	266	-2%	-8%
Total account and activity fee revenue	674	678	678	-1%	—
Total fee revenue	$7,452	$6,753	$5,725	10%	18%

Related metrics:
Average U.S. client asset values ($ billions)(1,2):
Mutual fund assets held outside of advisory programs	$424.7	$404.9	$415.2	5%	-2%
Advisory programs	402.2	356.7	269.7	13%	32%
Insurance	74.8	74.6	74.4	—	—
Cash solutions	33.1	27.4	24.4	21%	12%

Shareholder accounting holdings serviced	29.1	27.8	26.6	5%	5%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for each of the periods presented.
(2)	Prior year asset values were reclassified to conform to current year presentation.

2019 vs. 2018

Overall asset-based fee revenue increased 12% to $6,778 in 2019, reflecting an increase in advisory program fees due to the continued, though lower, investment of client assets in advisory programs and higher average market levels in 2019 compared 2018.  The increase in other asset-based fee revenue in 2019 reflected growth in cash solutions revenue due to an increase in cash solutions assets and growth in fund adviser fees due to an increase in assets held in the mutual funds comprising the BB Trust.  However, this fund adviser fee revenue was completely offset by fees paid to the sub-advisers of the funds comprising the BB Trust.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 8% to $1,581 during 2019.  A discussion of trade revenue components follows.

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Trade revenue:
Commissions revenue:
Mutual funds	$675	$535	$673	26%	-21%
Equities	484	497	481	-3%	3%
Insurance products and other	316	288	253	10%	14%
Total commissions revenue	1,475	1,320	1,407	12%	-6%
Principal transactions	106	142	140	-25%	1%
Total trade revenue	$1,581	$1,462	$1,547	8%	-5%

Related metrics:
Client dollars invested ($ billions):
Mutual funds	$37	$26	$32	42%	-19%
Equities	30	32	30	-6%	7%
Insurance products and other	6	6	5	—	20%
Principal transactions	45	48	21	-6%	129%
Total client dollars invested ($ billions)	$118	$112	$88	5%	27%

Margin per $1,000 invested	$13.4	$13.1	$17.7	2%	-26%
U.S. business days	252	251	251	—	—

2019 vs. 2018

The increase in trade revenue was due to an increase in commissions revenue, partially offset by a decrease in principal transactions revenue. Commissions revenue increased primarily due to additional financial advisors serving clients and an increase in client dollars invested, largely in mutual funds, which earn higher margins relative to other products. Market changes to fee structures in the mutual funds industry have resulted in decreased margins earned on mutual funds compared to previous periods, which has resulted in lower revenue growth.

Principal transactions revenue decreased as a result of a decrease in client dollars invested and lower margins earned on fixed income products within principal transactions revenue, due in part to the decline in interest rates on those products during 2019.

Net Interest and Dividends

Net interest and dividends revenue increased 9% to $259 during 2019. An overall higher federal funds rate throughout the majority of 2019 resulted in an increase in short-term investing interest revenue.  This increase was partially offset by an increase in limited partnership capital interest expense for 2019 compared to 2018.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 11% in 2019 to $8,277, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Operating expenses:
Compensation and benefits:
Financial advisor	$3,874	$3,558	$3,158	9%	13%
Home office and branch	1,546	1,437	1,328	8%	8%
Variable compensation	1,118	998	813	12%	23%
Total compensation and benefits	6,538	5,993	5,299	9%	13%
Occupancy and equipment	499	448	416	11%	8%
Communications and data processing	392	338	324	16%	4%
Fund sub-adviser fees	159	132	99	20%	33%
Professional and consulting fees	113	87	68	30%	28%
Advertising	96	92	86	4%	7%
Postage and shipping	56	55	64	2%	-14%
Other operating expenses	424	334	278	27%	20%
Total operating expenses	$8,277	$7,479	$6,634	11%	13%

Related metrics (actual):
Number of branches:
At year end	15,044	14,172	13,449	6%	5%
Average	14,636	13,828	13,174	6%	5%
Financial advisors:
At year end	18,704	17,615	16,095	6%	9%
Average	18,171	16,864	15,435	8%	9%
Branch office administrators(1):
At year end	16,958	16,221	15,440	5%	5%
Average	16,670	15,867	15,234	5%	4%
Home office associates(1):
At year end	7,049	6,830	6,559	3%	4%
Average	6,979	6,733	6,504	4%	4%
Home office associates(1) per 100 financial advisors (average)	38.4	39.9	42.1	-4%	-5%
Branch office administrators(1) per 100 financial advisors (average)	91.7	94.1	98.7	-2%	-5%
Operating expenses per financial advisor (average)(2)	$172,032	$165,500	$166,116	4%	—

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

2019 vs. 2018

The increase in operating expenses for 2019 was primarily due to a 9% increase in compensation and benefits expense, described below, as well as a 16% increase in communications and data processing expense and an 11% increase in occupancy and equipment expense primarily due to growth in the number of branches. The increase in 2019 was also a result of a $90 increase in other operating expenses due to various items, including expenses related to branch business expenses, recruiting, and legal.

Financial advisor compensation and benefits expense increased 9% in 2019 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 8% in 2019, primarily due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages. The average number of the Partnership’s home office associates and BOAs both increased 4% and 5%, respectively, in 2019.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and margin earned. A significant portion of the Partnership’s profits is allocated to variable compensation and paid to associates in the form of bonuses and profit sharing. Variable compensation increased 12% in 2019 to $1,118 due to an increase in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In 2019, the average number of home office associates and BOAs per 100 financial advisors decreased 4% and 2%, respectively. The operating expenses per financial advisor increased 4% in 2019 due to the increase in the number of personnel as well as the increases in home office and branch compensation and benefits and other expenses described above, partially offset by the impact of spreading those expenses over more financial advisors.  The Partnership’s longer term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff.  The Partnership expects branch expenses to increase as new financial advisors obtain branch offices and incur additional expenses.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net revenue:
U.S.	$9,127	$8,233	$7,305	11%	13%
Canada	242	236	201	3%	17%
Total net revenue	9,369	8,469	7,506	11%	13%

Operating expenses (excluding variable compensation):
U.S.	6,933	6,261	5,624	11%	11%
Canada	226	220	197	3%	12%
Total operating expenses	7,159	6,481	5,821	10%	11%

Pre-variable income:
U.S.	2,194	1,972	1,681	11%	17%
Canada	16	16	4	—	300%
Total pre-variable income	2,210	1,988	1,685	11%	18%

Variable compensation:
U.S.	1,094	975	795	12%	23%
Canada	24	23	18	4%	28%
Total variable compensation	1,118	998	813	12%	23%

Income (loss) before allocations to partners:
U.S.	1,100	997	886	10%	13%
Canada	(8)	(7)	(14)	-14%	50%
Total income before allocations to partners	$1,092	$990	$872	10%	14%

Client assets under care ($ billions):
U.S.
At year end	$1,320.5	$1,080.3	$1,096.9	22%	-2%
Average	$1,212.3	$1,120.0	$1,018.3	8%	10%
Canada
At year end	$28.1	$22.6	$24.4	24%	-7%
Average	$25.8	$24.2	$22.2	7%	9%

Net new assets for the year ($ billions):
U.S.	$62.0	$62.8	$47.4	-1%	32%
Canada	$1.7	$1.8	$2.0	-6%	-10%

Financial advisors (actual):
U.S.
At year end	17,830	16,797	15,347	6%	9%
Average	17,328	16,078	14,742	8%	9%
Canada
At year end	874	818	748	7%	9%
Average	843	786	693	7%	13%

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

2019 vs. 2018

Net revenue increased 11% to $9,127 in 2019, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 12% to $6,620 in 2019 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in 2019 compared to 2018.  The increase in net revenue also reflected growth in trade revenue of 9% to $1,530 in 2019 due to an increase in client dollars invested compared to 2018.

Operating expenses (excluding variable compensation) increased 11% to $6,933 in 2019, primarily due to an increase in compensation and benefits expense for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support increased client activity, firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Canada

2019 vs. 2018

Net revenue increased 3% to $242 in 2019, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 9% to $158 in 2019, led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in 2019 compared to 2018.

Operating expenses (excluding variable compensation) increased 3% to $226 in 2019 due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives, the Partnership continues to monitor several Legislative and Regulatory Initiatives, including the SEC's recently finalized Regulation Best Interest and Form CRS Relationship Summary and accompanying guidance.

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

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals.  On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest.  On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history.  Regulation Best Interest and Form CRS and its rule became effective September 10, 2019, with a compliance date of June 30, 2020.  In addition, also on June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser."

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Canadian Securities Administrators Amendments.  On October 3, 2019, the CSA finalized amendments (the "Client Focused Reforms") to National Instrument 31-103, "Registration Requirements, Exemptions and Ongoing Registrant Obligations."  The Client Focused Reforms, many of which are similar to the SEC's Rules and Guidance, make changes to the registrant conduct requirements applicable to the Partnership’s Canada broker-dealer subsidiary.  The amendments will become effective over a two-year phased implementation, concluding December 31, 2021.

The Partnership is dedicating significant resources to interpret and address the Rules and Guidance, as well as the Client Focused Reforms, to identify any potential changes to be made by their respective compliance dates, and to assess the potential impact on the Partnership's business. The final implementation of these rules may have an adverse effect on the Partnership's financial condition and results of operations.

Other Standard of Care Initiatives.  In addition, state legislators and other regulators are proposing, or have adopted, laws and rules to articulate their required standard of care, which may diverge from the SEC's Rules and Guidance.  The Partnership is dedicating significant resources to interpret and address these laws and rules as well.  The Partnership cannot reliably predict the ultimate form or impact of such rules and laws, but their enactment and implementation may have an adverse effect on the Partnership's financial condition, results of operations, and liquidity.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 30%, 35%, and 40% of its total revenue was derived from sales and services related to mutual fund and insurance products in 2019, 2018 and 2017, respectively, while mutual fund holdings in advisory accounts were approximately 40%, 35% and 35% of the Partnership's total revenue in 2019, 2018 and 2017, respectively.  In addition, the Partnership derived 14%, 14% and 16% of its total revenue in 2019, 2018 and 2017, respectively, from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to changes to mutual fund fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

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

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan.  The Partnership issued approximately $380 and $1 of Interests under the 2018 Plan on January 2, 2019 and January 2, 2020, respectively. The remaining $69 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership’s net interest income and profitability.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership’s capital subject to mandatory redemption at December 31, 2019, net of reserve for anticipated withdrawals, was $2,957, an increase of $450 from December 31, 2018.  This increase in the Partnership’s capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($110) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($380, $53 and $163, respectively), partially offset by the net increase in Partnership loans outstanding ($28) and redemption of limited partner, subordinated limited partner and general partner interests ($15, $34 and $179, respectively).  During the years ended December 31, 2019, 2018 and 2017, the Partnership retained 13.8% of income allocated to general partners.

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

	As of December 31, 2019
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Capital
Total Partnership capital(1)	$1,249	$527	$1,541	$3,317
Partnership capital owned by partners with individual loans	$526	$6	$843	$1,375
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	42%	1%	55%	41%

Individual loans:
Individual bank loans	$133	$—	$—	$133
Individual Partnership loans	—	4	356	360
Total individual loans	$133	$4	$356	$493
Individual loans as a percent of total Partnership capital	11%	1%	23%	15%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	67%	42%	36%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of December 31, 2019 and 2018:

	2019	2018
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of December 31, 2019, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In addition, the Partnership has multiple uncommitted lines of credit, including $290 of uncommitted secured lines of credit that are subject to change at the discretion of the banks and a new uncommitted line of credit entered into in September 2019. The amount available on the new line of credit and the associated collateral requirements are at the bank's discretion upon the event of a borrowing.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. In February 2020, the Partnership increased the $290 uncommitted lines of credit to $390 with $250 unsecured for up to three days after borrowing.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2019 or December 31, 2018.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2019 and 2018, except for periodically testing draw procedures.

Cash Activity

As of December 31, 2019, the Partnership had $1,014 in cash and cash equivalents and $1,693 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled $2,707 of Partnership liquidity as of December 31, 2019, a 12% ($298) increase from $2,409 at December 31, 2018.  The Partnership had $10,387 and $8,241 in cash and investments segregated under federal regulations as of December 31, 2019 and 2018, respectively, which was not available for general use.  Changes in cash were primarily due to timing of daily client cash activity in relation to the weekly segregation requirement.

Capital Expenditures

The Partnership estimates 2020 capital spending of approximately $175 for construction and facilities improvements at home office locations in St. Louis and various branch offices, as well as for technology upgrades.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2019 and 2018:

	2019	2018	% Change
U.S.:
Net capital	$1,244	$1,280	-3%
Net capital in excess of the minimum required	$1,188	$1,221	-3%
Net capital as a percentage of aggregate debit items	44.2%	43.6%	1%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.4%	28.3%	-7%

Canada:
Regulatory risk-adjusted capital	$40	$40	—
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$38	$39	-3%

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis.  In addition, Trust Co. was in compliance with its regulatory capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any significant off-balance sheet arrangements.

CONTRACTUAL COMMITMENTS

The following table summarizes the Partnership’s portion of long-term rental commitments that are non-cancellable as of December 31, 2019.  Subsequent to December 31, 2019, these commitments may fluctuate based on changing business needs and conditions.  For further disclosure regarding rental commitments, see Note 2 to the Consolidated Financial Statements.

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Rental commitments	$205	$68	$40	$21	$10	$11	$355

In addition to the above table, the Partnership had the 2018 Credit Facility outstanding as of December 31, 2019 (see Note 8 to the Consolidated Financial Statements).  Additionally, the Partnership would incur termination fees of approximately $114 at December 31, 2019 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.

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

EXECUTIVE COMMITTEE CHANGES

As disclosed in the Partnership's Form 8-K dated July 8, 2019, after 36 years of service to Edward Jones and its clients, the Partnership announced that Daniel J. Timm, general partner of the Partnership, member of the Partnership’s Executive, Management, and Audit Committees, and the Co-Leader of Branch Development, retired effective December 31, 2019. Mr. Timm began his career with Edward Jones in 1983 as a financial advisor in Iowa and South Dakota. He was named a general partner of the Partnership in 1998. During his tenure, Mr. Timm has held various roles at the Partnership, including in Financial Advisor Development and New Financial Advisor Training, as well as leader of Financial Advisor Training and Recruiting and Hiring, until assuming his current role. Since 2007, Mr. Timm has served as the Leader / Co-Leader of Branch Development, with overall responsibility for Edward Jones Financial Advisor and Branch Office Administrator roles.

As disclosed in the Partnership's Form 8-K dated November 5, 2019, on November 4, 2019, Managing Partner, Penny Pennington, announced the appointment of general partner Kristin M. Johnson, age 48, to the Partnership's Executive Committee. It was also announced that Ms. Johnson has been named Chief Human Resources Officer for Edward Jones.

Ms. Johnson joined Edward Jones in 1995 as a member of the Internal Audit department and relocated to the Operations division five years later. She was named a principal in 2006.  Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for branch office administrators. She was appointed to the Partnership's Management Committee in 2014, and in April 2019, Ms. Johnson was asked to serve as interim co-leader of Edward Jones' Human Resources division. Ms. Johnson was also appointed to the Partnership's Audit Committee.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $10.5 billion, respectively, for the year ended December 31, 2019.  These margin receivables and investments earned interest at an average annual rate of approximately 501 and 204 basis points (5.01% and 2.04%), respectively, in 2019.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $146.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $128.

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

As of the end of the Partnership’s 2019 fiscal year, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2019 was effective.

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

The Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019.

PART II

Item 8.Financial Statements and Supplementary Data, continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of The Jones Financial Companies, L.L.L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Jones Financial Companies, L.L.L.P. and its subsidiaries (the "Partnership") as of December 31, 2019 and 2018, and the related consolidated statements of income, of changes in partnership capital subject to mandatory redemption and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Partnership changed the manner in which it accounts for leases in 2019.

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

March 12, 2020

We have served as the Partnership’s auditor since 2002.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2019	2018
ASSETS:
Cash and cash equivalents	$1,014	$1,498
Cash and investments segregated under federal regulations	10,387	8,241
Securities purchased under agreements to resell	1,693	911
Receivable from:
Clients	3,328	3,359
Mutual funds, insurance companies and other	661	555
Brokers, dealers and clearing organizations	204	261
Securities owned, at fair value:
Investment securities	332	250
Inventory securities	50	43
Lease right-of-use assets	876	—
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	616	555
Other assets	156	142

TOTAL ASSETS	$19,317	$15,815

LIABILITIES:
Payable to:
Clients	$12,891	$11,117
Brokers, dealers and clearing organizations	66	90
Lease liabilities	898	—
Accrued compensation and employee benefits	1,747	1,465
Accounts payable, accrued expenses and other	351	288
	15,953	12,960
Commitments and contingencies (Notes 13 and 14)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,249	884
Subordinated limited partners	523	504
General partners	1,185	1,119
Total	2,957	2,507
Reserve for anticipated withdrawals	407	348
Total partnership capital subject to mandatory redemption	3,364	2,855

TOTAL LIABILITIES	$19,317	$15,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions, except per unit information and units outstanding)	2019	2018	2017
Revenue:
Fee revenue
Asset-based	$6,778	$6,075	$5,047
Account and activity	674	678	678
Total fee revenue	7,452	6,753	5,725
Trade revenue	1,581	1,462	1,547
Interest and dividends	416	362	265
Other revenue	77	17	60
Total revenue	9,526	8,594	7,597
Interest expense	157	125	91
Net revenue	9,369	8,469	7,506
Operating expenses:
Compensation and benefits	6,538	5,993	5,299
Occupancy and equipment	499	448	416
Communications and data processing	392	338	324
Fund sub-adviser fees	159	132	99
Professional and consulting fees	113	87	68
Advertising	96	92	86
Postage and shipping	56	55	64
Other operating expenses	424	334	278
Total operating expenses	8,277	7,479	6,634

Income before allocations to partners	1,092	990	872

Allocations to partners:
Limited partners	166	114	109
Subordinated limited partners	130	127	109
General partners	796	749	654
Net income	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$132.22	$128.13	$121.15

Weighted average $1,000 equivalent limited partnership units outstanding	1,256,459	889,502	896,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2016	$959	$445	$1,230	$2,634
Reserve for anticipated withdrawals	(57)	(24)	(136)	(217)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2016	$902	$421	$1,094	$2,417
Partnership loans outstanding, December 31, 2016	—	5	261	266
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2016	902	426	1,355	2,683
Issuance of partnership interests	1	60	161	222
Redemption of partnership interests	(13)	(20)	(160)	(193)
Income allocated to partners	109	109	654	872
Distributions	(43)	(73)	(376)	(492)
Total partnership capital, including capital financed with partnership loans	956	502	1,634	3,092
Partnership loans outstanding, December 31, 2017	—	(3)	(294)	(297)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2017	$956	$499	$1,340	$2,795
Reserve for anticipated withdrawals	(66)	(36)	(188)	(290)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2017	$890	$463	$1,152	$2,505
Partnership loans outstanding, December 31, 2017	—	3	294	297
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2017	890	466	1,446	2,802
Issuance of partnership interests	5	53	172	230
Redemption of partnership interests	(11)	(11)	(274)	(296)
Income allocated to partners	114	127	749	990
Distributions	(42)	(86)	(411)	(539)
Total partnership capital, including capital financed with partnership loans	956	549	1,682	3,187
Partnership loans outstanding, December 31, 2018	—	(4)	(328)	(332)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2018	$884	$504	$1,119	$2,507
Partnership loans outstanding, December 31, 2018	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	53	163	596
Redemption of partnership interests	(15)	(34)	(179)	(228)
Income allocated to partners	166	130	796	1,092
Distributions	(56)	(87)	(432)	(575)
Total partnership capital, including capital financed with partnership loans	1,359	570	1,795	3,724
Partnership loans outstanding, December 31, 2019	—	(4)	(356)	(360)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,092	990	872
Depreciation and amortization	115	94	85

Changes in assets and liabilities:
Investments segregated under federal regulations	(2,392)	1,406	1,747
Securities purchased under agreements to resell	(782)	253	(272)
Net payable to clients	1,805	(1,752)	(2,775)
Net receivable from brokers, dealers and clearing organizations	33	9	(60)
Receivable from mutual funds, insurance companies and other	(106)	(15)	(27)
Securities owned	(89)	15	(41)
Lease right-of-use asset	(71)	—	—
Other assets	(14)	(14)	—
Lease liability	93	—	—
Accrued compensation and employee benefits	282	126	223
Accounts payable, accrued expenses and other	47	26	4
Net cash provided by (used in) operating activities	13	1,138	(244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(176)	(105)	(80)
Cash used in investing activities	(176)	(105)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	432	60	80
Redemption of partnership interests	(216)	(199)	(193)
Distributions from partnership capital	(783)	(694)	(598)
Net cash used in financing activities	(567)	(833)	(711)
Net (decrease) increase in cash, cash equivalents and restricted cash	(730)	200	(1,035)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of year	8,737	8,537	9,572
End of year	$8,007	$8,737	$8,537

See Note 19 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per unit information and the number of financial advisors)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership’s Business and Basis of Accounting.  The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of November 30, 2019 and 2018 are included in the Partnership's Consolidated Statements of Financial Condition and the results for the twelve month periods ended November 30, 2019, 2018 and 2017 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada.  Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks.  For financial information related to the Partnership’s two operating segments for the years ended December 31, 2019, 2018 and 2017, see Note 15 to the Consolidated Financial Statements.  Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund ("Money Market Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The Partnership evaluated subsequent events for recognition or disclosure through March 12, 2020, which was the date these Consolidated Financial Statements were available to be issued, and identified no matters requiring disclosure other than the events in Notes 8 and 14.

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

The Partnership classifies its revenue into the following categories:

Asset-based fee revenue – Revenue is derived from fees determined by the underlying value of client assets and includes advisory programs fees, service fees, and other asset-based fee revenue.  The primary source of asset-based fee revenue is generated from program fees for investment advisory services provided within the Partnership’s advisory programs, including in the U.S., the Edward Jones Advisory Solutions® program (“Advisory Solutions”) and the Edward Jones Guided Solutions® program ("Guided Solutions") and, in Canada, the Edward Jones Portfolio Program® and the Edward Jones Guided Portfolios® program.  Advisory program contracts outline the investment advisory services to be performed for a client under the contract and do not have a definite end date.  Program fees are based on the average daily market value of client assets in the program as well as contractual rates and are charged to clients monthly and collected the following month.  The investment advisory services performed in an advisory program contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contract has one performance obligation and program fee revenue is recognized over time as clients simultaneously receive and consume the benefit from the investment advisory services performed by the Partnership.

The Partnership's contracts with mutual fund and insurance companies, along with the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients (see Trade revenue below for the associated commissions earned from clients) and earn service fees for providing certain distribution and marketing support services for those companies' products held by Edward Jones clients. For mutual funds, those service fees are based on the terms of the mutual fund prospectuses. Service fees are generally based on the average daily market value of client assets held in a company's mutual fund or insurance product.  For future service fees the Partnership may earn on existing client assets, market constraints prevent reasonably estimating the transaction price and estimates could result in significant revenue reversals.  Thus, service fee revenue is recognized monthly at the time the market constraints have been removed, the transaction price is known and the services have been performed.  Other asset-based fee revenue consists of revenue sharing, fund adviser fees, cash solutions and Trust Co. fees.  The Partnership has agreements with clients or product providers to earn other asset-based fees for providing services, which generally include providing investment advice or service to clients or mutual funds, or marketing support or other services to product providers.  Fees are generally based on asset values held in clients' accounts.  The services performed for other asset-based fee contracts are a series of distinct services that are substantially the same and have the same pattern of transfer to the client.  As a result, the contracts have one performance obligation and revenue is recognized over time as the customer simultaneously receives and consumes the benefit from the services performed by the Partnership.  For both service fees and other asset-based fee revenue, revenue is collected monthly or quarterly based on the agreements and the agreements generally do not have a term.  Due to the timing of receipt of information, the Partnership uses estimates in recording the accruals related to certain asset-based fees, which are based on historical trends and are adjusted to reflect market conditions for the period covered.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

Trade revenue – Revenue is derived from fees based on client transactions and includes commissions and principal transactions.  The primary source of trade revenue is commissions revenue which consists of charges to clients for the purchase or sale of mutual fund shares and equities and the purchase of insurance products.  Principal transactions revenue primarily results from the Partnership’s distribution of and participation in principal trading activities in municipal obligations, over-the-counter corporate obligations, and certificates of deposit.  Principal transactions are generally entered into by the Partnership to facilitate a client's buy or sell order for certain fixed income products.  Brokerage contracts outline the transaction services to be performed for a client under the contract and do not have a term.  The transaction charge to clients varies based on the product and size of the trade.  The Partnership's contracts with mutual fund and insurance companies, along with the prospectuses for mutual funds, allow the Partnership to sell those companies' products to clients and earn certain commissions, which for mutual funds, are aligned with the terms of the mutual fund prospectuses.   Trade revenue is recognized at a point in time when the transaction is placed, or trade date.  On trade date the client obtains control through a right to either own a security for a purchase or receive payment for a sale.  Transaction charges are received no later than settlement date.

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

The Partnership did not have any assets or liabilities categorized as Level III during the years ended December 31, 2019 and 2018.

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

Securities Purchased Under Agreements to Resell.  The Partnership participates in short-term resale agreements collateralized by government and agency securities.  These transactions are reported as collateralized financing and are carried at cost with accrued interest in receivable from mutual funds, insurance companies and other within the Consolidated Statements of Financial Condition.  The fair value of the underlying collateral, plus accrued interest, must equal or exceed 102% of the carrying amount of the transaction in U.S. agreements and must equal or exceed 100% of the carrying amount of the transaction in Canada agreements.  It is the Partnership’s policy to have such underlying resale agreement collateral delivered to the Partnership or deposited in its accounts at its custodian banks.  The Partnership considers these financing receivables to be of good credit quality and, as a result, has not recorded a related allowance for credit loss.  In addition, the Partnership considers risk related to these resale agreements to be minimal due to the fact that these resale agreements are fully collateralized.  The fair value of the collateral related to these agreements was $1,724 and $926 as of December 31, 2019 and 2018, respectively, and was not repledged or sold.

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

Securities Owned. Securities owned, primarily consisting of investment securities, are recorded on a trade-date basis at fair value which is determined by using quoted market or dealer prices.  The Partnership records the related unrealized gains and losses for inventory securities in trade revenue in the Consolidated Statement of Income.  The unrealized gains and losses for investment securities are recorded in other revenue in the Consolidated Statement of Income.

Equipment, Property and Improvements.  Equipment, including furniture and fixtures, is recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of three to ten years.  Buildings are depreciated using the straight-line method over their useful lives, which are estimated at thirty years.  Leasehold improvements are amortized based on the term of the lease or the economic useful life of the improvement, whichever is less.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective category and any related gain or loss is recorded as other revenue in the Consolidated Statements of Income.  The cost of maintenance and repairs is charged against income as incurred, whereas significant enhancements are capitalized.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be fully recoverable.  If impairment is indicated, the asset value is written down to its fair value.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Non-qualified Deferred Compensation Plan.  The Partnership has a non-qualified deferred compensation plan for certain financial advisors.  The Partnership has recorded a liability of $235 for the future payments due to financial advisors participating in the plan.  As the future amounts due to financial advisors change in accordance with plan requirements, the Partnership records the change in future amounts owed to financial advisors as an increase or decrease in accrued compensation in the Consolidated Statements of Financial Condition and compensation and benefits expense in the Consolidated Statements of Income.  The Partnership has chosen to economically hedge this future liability by purchasing securities in an amount similar to the future liability expected to be due in accordance with the plan.  These securities are included in investment securities in the Consolidated Statements of Financial Condition and the unrealized gains and losses are recorded in other revenue in the Consolidated Statements of Income.  Each period, the net impact of the change in future amounts owed to financial advisors in the non-qualified deferred compensation plan and the change in investment securities are approximately the same, resulting in minimal net impact in the Consolidated Financial Statements.

Retirement Transition Plans.  The Partnership, in certain circumstances, offers individually tailored retirement transition plans to retiring financial advisors.  Each retirement transition plan compensates a retiring financial advisor for successfully providing client transition services in accordance with a retirement and transition agreement.  Generally, the retirement and transition agreement is for five years.  During the first two years the retiring financial advisor remains an employee and provides client transition services, which include, but are not limited to, the successful transition of client accounts and assets to successor financial advisors, as well as mentoring and providing training and support to successor financial advisors.  The financial advisor retires at the end of year two and is subject to a non-compete agreement for three years.  Most retiring financial advisors participating in a retirement transition plan are paid ratably over four years.  Compensation expense is generally recognized ratably over the two-year transition period which aligns with the service period of most agreements, with compensation expense related to some plans recognized over one year depending on the size and complexity of the transition plan.  As of December 31, 2019, $102 was accrued for future payments to advisors who have already started a plan, approximately $52 of which is expected to be paid in 2020.  As of December 31, 2018, $94 was accrued.  Successor financial advisors receive reduced compensation on transitioned assets for up to four years.

Lease Accounting.  The Partnership leases branch office space under numerous operating leases from non-affiliates and financial advisors.  Branch offices are generally leased for terms of five years and generally contain a renewal option.  Renewal options are not included in the lease term if it is not reasonably certain the Partnership will exercise the renewal option. The Partnership also leases home office spaces and land from non-affiliates with terms ranging from 12 to 30 years.

The Partnership recognizes lease liabilities for future lease payments and lease right-of-use assets for the right of use of an underlying asset within a contract.  Current leases are all classified as operating leases. Lease right-of-use assets and lease liabilities are recognized on the Consolidated Statements of Financial Condition at commencement date and calculated as the present value of the sum of the remaining fixed lease payments over the lease term. Throughout the lease term, the lease right-of-use asset includes the impact from the timing of lease payments and straight-line rent expense. The Partnership used its incremental borrowing rate based on information available at lease commencement as leases do not contain a readily determinable implicit rate.  A single lease cost, or rent expense, is recognized on a straight-line basis over the lease term. The Partnership does not separate lease components (i.e., fixed payments including rent, real estate taxes and insurance costs) from non-lease components (i.e., common-area maintenance) and recognizes them as a single lease component. Variable lease payments not included within lease contracts are expensed as incurred.  See Note 2 for additional information.

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

Since the Partnership Agreement obligates the Partnership to redeem a partner’s capital after a partner’s death, ASC 480 requires all of the Partnership’s equity capital to be classified as a liability.  In accordance with ASC 480, income allocable to limited, subordinated limited and general partners is classified as a reduction of income before allocations to partners, which results in a presentation of $0 net income for the years ended December 31, 2019, 2018 and 2017.  The financial statement presentations required to comply with ASC 480 do not alter the Partnership’s treatment of income, income allocations or capital for any other purposes.

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

The limited partnership capital subject to mandatory redemption is held by current and former associates and general partners of the Partnership.  Limited partners participate in the Partnership’s profits and are paid a minimum 7.5% annual return on the face amount of their capital (see Note 9) in accordance with the Partnership Agreement.

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

Recently Issued and Adopted Accounting Standards.    In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize leases with terms greater than 12 months on the balance sheet as lease right-of-use assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which allows an entity to recognize a cumulative-effect adjustment to the opening balance of Partnership capital in the period of adoption and prior periods do not have to be restated.  Effective January 1, 2019, the Partnership adopted ASC 842 and recorded a lease right-of-use asset of $785 and lease liability of $805 related to the Partnership's branch office network and home offices. The lease right-of-use asset was reduced by $20 for deferred rent on existing leases at adoption. The cumulative-effect adjustment to the opening balance of Partnership capital was zero and prior periods were not restated. The Partnership elected the package of practical expedients for leases that commenced prior to January 1, 2019, which allowed the Partnership to not reassess whether any contracts are or contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases.  There was no material impact on the Consolidated Statements of Income, Consolidated Statements of Cash Flows or net capital requirements of Edward Jones. See Note 2 for additional information.

PART II

Item 8.Financial Statements and Supplementary Data, continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 removes the "probable" threshold for credit loss recognition, requiring companies to capture all expected credit losses and to consider a broader range of reasonable and supportable information to inform credit loss estimates.  The Partnership concluded its evaluation of ASU 2016-13 and there will not be a material impact to the Consolidated Financial Statements from adoption on January 1, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 removed and modified various requirements of Topic 820, Fair Value Measurement. The Partnership early adopted ASU 2018-13 on January 1, 2019 with the only impact of adoption being the removal of the certain disclosures for transfers.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the capitalization requirements for implementation costs for cloud computing arrangement service contracts (including those without a software license) with the current guidance for internal-use software licenses. Companies could elect to adopt the standard either prospectively or retrospectively. The Partnership adopted the standard on January 1, 2020 on a prospective basis without a material impact to the Consolidated Financial Statements.

NOTE 2 – Leases

For the year ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $283 and lease right-of-use assets obtained in exchange for new operating lease liabilities was $360.  As of December 31, 2019, the weighted-average remaining lease term was four years, and the weighted-average discount rate was 3.2%.

For the year ended December 31, 2019, operating lease cost was $280 and variable lease cost not included in the lease liability was $55. Total lease cost for the year ended December 31, 2019 was $335. The Partnership's future undiscounted cash outflows for operating leases as of December 31, 2019 are summarized below:

2020	$283
2021	239
2022	183
2023	128
2024	65
Thereafter	63
Total lease payments	961
Less: Interest	63
Total present value of lease liabilities	$898

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership regularly enters into new branch office leases.

Under ASC 840, Leases, the predecessor to ASC 842, rent and other lease-related expenses were $305 and $284 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Partnership's portion of the long-term lease commitments that were non-cancellable as of December 31, 2018 are summarized below:

2019	$182
2020	56
2021	39
2022	19
2023	9
Thereafter	10
Total	$315

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 3 – Revenue

The following table shows the Partnership's disaggregated revenue information for the years ended December 31, 2019, 2018 and 2017:

2019	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,740	$70	$4,810
Service fees	1,241	88	1,329
Other asset-based fees	639	—	639
Total asset-based fee revenue	6,620	158	6,778
Account and activity fee revenue:
Shareholder accounting services fees	432	—	432
Other account and activity fee revenue	229	13	242
Total account and activity fee revenue	661	13	674
Total fee revenue	7,281	171	7,452
Trade revenue:
Commissions	1,428	47	1,475
Principal transactions	102	4	106
Total trade revenue	1,530	51	1,581
Total revenue from customers	8,811	222	9,033
Net interest and dividends and other revenue	316	20	336
Net revenue	$9,127	$242	$9,369

2018	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$4,156	$58	$4,214
Service fees	1,218	87	1,305
Other asset-based fees	556	—	556
Total asset-based fee revenue	5,930	145	6,075
Account and activity fee revenue:
Shareholder accounting services fees	432	—	432
Other account and activity fee revenue	232	14	246
Total account and activity fee revenue	664	14	678
Total fee revenue	6,594	159	6,753
Trade revenue:
Commissions	1,271	49	1,320
Principal transactions	137	5	142
Total trade revenue	1,408	54	1,462
Total revenue from customers	8,002	213	8,215
Net interest and dividends and other revenue	231	23	254
Net revenue	$8,233	$236	$8,469

PART II

Item 8.Financial Statements and Supplementary Data, continued

2017	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$3,299	$42	$3,341
Service fees	1,180	79	1,259
Other asset-based fees	447	—	447
Total asset-based fee revenue	4,926	121	5,047
Account and activity fee revenue:
Shareholder accounting services fees	412	—	412
Other account and activity fee revenue	254	12	266
Total account and activity fee revenue	666	12	678
Total fee revenue	5,592	133	5,725
Trade revenue:
Commissions	1,355	52	1,407
Principal transactions	137	3	140
Total trade revenue	1,492	55	1,547
Total revenue from customers	7,084	188	7,272
Net interest and dividends and other revenue	221	13	234
Net revenue	$7,305	$201	$7,506

The Partnership derived 14%, 14% and 16% of its total revenue for the years ended December 31, 2019, 2018 and 2017, respectively, from one mutual fund company. The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

NOTE 4 – RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from clients is primarily composed of margin loan balances.  The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of December 31, 2019 and 2018 was $3,915 and $4,076, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments and, as a result, the Partnership considers credit risk related to these receivables to be minimal.

Payable to clients is composed of cash amounts held by the Partnership due to clients.  Substantially all amounts payable to clients are subject to withdrawal upon client request.  The Partnership pays interest on the vast majority of credit balances in client accounts at varying rates. The total interest paid to clients for the years ended December 31, 2019, 2018 and 2017 was $62, $58 and $23, respectively.

As of December 31, 2019, 2018 and 2017, $470, $377 and $346, respectively, of the receivable from clients balance related to revenue contracts with customers.

NOTE 5 – RECEIVABLE FROM MUTUAL FUNDS, INSURANCE COMPANIES AND OTHER

The following table shows the Partnership's receivable from mutual funds, insurance companies and other as of December 31, 2019 and 2018:

	2019	2018
Deposit for Canadian retirement accounts	$326	$273
Fees from mutual fund and insurance companies	291	278
Other receivables	44	4
Total	$661	$555

PART II

Item 8.Financial Statements and Supplementary Data, continued

The deposit for Canadian retirement accounts is required by Canadian regulations.  The Partnership is required to hold deposits with a trustee for clients’ retirement funds held in Canada.

The receivable from mutual fund and insurance companies is related to revenue contracts with customers. The balance was $279 as of December 31, 2017.

NOTE 6 – FAIR VALUE

The following tables show the Partnership's financial instruments measured at fair value:

	Financial Assets at Fair Value as of
	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$326	$—	$326

Investments segregated under federal regulations:
U.S. treasuries	$3,394	$—	$—	$3,394

Securities owned:
Investment securities:
Mutual funds(1)	$328	$—	$—	$328
Government and agency obligations	3	—	—	3
Equities	1	—	—	1
Corporate bonds and notes	—	—	—	—
Total investment securities	$332	$—	$—	$332

Inventory securities:
Equities	$18	$—	$—	$18
State and municipal obligations	—	18	—	18
Certificates of deposit	—	9	—	9
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$30	$—	$50

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

NOTE 7 – EQUIPMENT, PROPERTY AND IMPROVEMENTS

The following table shows equipment, property and improvements as of December 31, 2019 and 2018:

	2019	2018
Buildings and improvements	$1,012	$978
Equipment, furniture and fixtures	713	658
Land	43	27
Equipment, property and improvements, at cost	1,768	1,663
Accumulated depreciation and amortization	1,152	1,108
Equipment, property and improvements, net	$616	$555

Depreciation and amortization expense on equipment, property and improvements of $115, $94 and $85 is included in the Consolidated Statements of Income within the occupancy and equipment and communications and data processing line items for the years ended December 31, 2019, 2018 and 2017, respectively.

The Partnership's capital expenditures were $176, $105 and $80 for the years ended December 31, 2019, 2018 and 2017, respectively.  The capital expenditures in 2019 were primarily related to construction and facilities improvements in branch offices and headquarters, as well as for technology support.

The Partnership purchased Industrial Revenue Bonds issued by St. Louis County related to certain self-constructed and purchased real and personal property for potential property tax benefits over the life of the bonds (generally 10 years). The bonds matured in December 2019.  The Partnership was therefore both the bondholder and the debtor/lessee for these properties while the bonds were held.  The Partnership exercised its right to offset the amounts invested in and the

PART II

Item 8.Financial Statements and Supplementary Data, continued

obligations for these bonds and therefore excluded any bond related balances in the Consolidated Statements of Financial Condition.  The amount issued as of December 31, 2019 and 2018 was approximately $0 and $270, respectively.

NOTE 8 – LINES OF CREDIT

The following table shows the composition of the Partnership's aggregate bank lines of credit in place as of December 31, 2019 and 2018:

	2019	2018
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	290	290
Total bank lines of credit	$790	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Rates include the federal funds rate plus the applicable rate, eurodollar rate plus the applicable rate, and the Alternative Base Rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of December 31, 2019, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has multiple uncommitted lines of credit, including $290 of uncommitted secured lines of credit that are subject to change at the discretion of the banks and a new uncommitted line of credit entered into in September 2019. The amount available on the new line of credit and the associated collateral requirements are at the bank's discretion upon the event of a borrowing.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines. In February 2020, the Partnership increased the $290 uncommitted lines of credit to $390 with $250 unsecured for up to three days after borrowing.

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of December 31, 2019 or December 31, 2018.  In addition, the Partnership did not have any draws against these lines of credit during the years ended December 31, 2019 and 2018, except for periodically testing draw procedures.

NOTE 9 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee) who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of December 31, 2019 and 2018, the outstanding amount of Partnership loans was $360 and $332, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $21, $17 and $13 for the years ended December 31, 2019, 2018 and 2017, respectively.

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows the roll forward of outstanding Partnership loans for the years ended December 31, 2019 and 2018:

	2019	2018
Partnership loans outstanding at beginning of year	$332	$297
Partnership loans issued during the year	164	170
Repayment of Partnership loans during the year	(136)	(135)
Total Partnership loans outstanding	$360	$332

The minimum 7.5% annual return on the face amount of limited partnership capital was $94, $67 and $67 for the years ended December 31, 2019, 2018 and 2017, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the Partnership's 2018 Employee Limited Partnership Interest Purchase Plan (the "2018 Plan").  The Partnership issued approximately $380 and $1 of Interests under the 2018 Plan on January 2, 2019 and January 2, 2020, respectively. The remaining $69 of Interests may be issued under the Plan at the discretion of the Managing Partner in the future.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of December 31, 2019 and 2018:

	2019	2018
U.S.:
Net capital	$1,244	$1,280
Net capital in excess of the minimum required	$1,188	$1,221
Net capital as a percentage of aggregate debit items	44.2%	43.6%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	26.4%	28.3%

Canada:
Regulatory risk-adjusted capital	$40	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$38	$39

U.S. net capital, Canada regulatory risk-adjusted capital and the related capital percentages may fluctuate on a daily basis. In addition, Trust Co. was in compliance with its regulatory capital requirements.

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 11 – INCOME TAXES

The Partnership is a pass-through entity for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of the general, subordinated limited and limited partners.  However, the Partnership's structure does include certain subsidiaries which are corporations that are subject to income tax.  As of December 31, 2019 and 2018, the Partnership's tax basis of net assets and liabilities exceeds the book basis by $303 and $300, respectively.  The primary difference between financial statement basis and tax basis is related to the deferral for tax purposes in deducting accrued expenses until they are paid.  Since the Partnership is treated as a pass-through entity for federal and state income tax purposes, the difference between the tax basis and the book basis of assets and liabilities will impact the future tax liabilities of the partners.  The tax differences will not impact the net income of the Partnership.

FASB ASC No. 740, Income Taxes, requires the Partnership to determine whether, upon review by the applicable taxing authority, each of its income tax positions has a likelihood of being realized that is greater than fifty percent, which could result in the Partnership recording a tax liability that would reduce Partnership capital.  The Partnership did not have any significant uncertain tax positions as of December 31, 2019 and 2018 and is not aware of any tax positions that will significantly change during the next twelve months.  The Partnership and its subsidiaries are generally subject to examination by the Internal Revenue Service ("IRS") and by various state and foreign taxing authorities in the jurisdictions in which the Partnership and its subsidiaries conduct business.  Tax years prior to 2016 are generally no longer subject to examination by the IRS, state, local or foreign tax authorities.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Partnership maintains a profit sharing and 401(k) plan covering all eligible U.S. employees, general partners and service partners, a Group Registered Retirement Savings Plan covering all eligible Canada employees and general partners, and a Deferred Profit Sharing Plan covering all eligible Canada employees.  The Partnership contributed approximately $213, $197 and $178 in total to these plans for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Partnership withheld $32 in future mandatory profit sharing contributions from service partners that will be contributed to the profit sharing plan in early 2020.

NOTE 13 – COMMITMENTS, GUARANTEES AND RISKS

As of December 31, 2019, the Partnership would be subject to termination fees of approximately $114 in the event the Partnership terminated existing contractual commitments with certain vendors providing ongoing services primarily for information technology, operations and marketing.  As of December 31, 2019, the Partnership made no such decision to terminate these services.  These termination fees will decrease over the related contract periods, which generally expire within the next three years.  As of December 31, 2019, the Partnership also has a revolving unsecured line of credit available (see Note 8).

The Partnership provides margin loans to its clients in accordance with Federal Reserve Board Regulation T and FINRA Rule 4210, under which loans are collateralized by securities in client accounts (see Note 4).  The Partnership could be liable for the margin requirement of its client margin securities transactions.  To mitigate this risk, the Partnership monitors required margin levels and requires clients to deposit additional collateral or reduce positions to meet minimum collateral requirements.

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

NOTE 14 – CONTINGENCIES

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. On January 31, 2020, the U.S. Court of Appeals for the Eighth Circuit denied the appeal and affirmed the district court's approval of the class action settlement and denied the objector's appeal.  On February 6, 2020, the objector petitioned the Court of Appeals for a rehearing, which was denied on March 3, 2020.

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

Securities Class Action.  On March 30, 2018, Edward Jones and its affiliated entities and individuals were named as defendants in a putative class action (Anderson, et al. v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of California.  The lawsuit was brought under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, as well as Missouri and California law and alleges that the defendants inappropriately transitioned client assets from commission-based accounts to fee-based programs.  The plaintiffs requested declaratory, equitable, and exemplary relief, and compensatory damages.  On July 9, 2019, the district court entered an order dismissing the lawsuit in its entirety without prejudice. On July 29, 2019, the plaintiffs filed a second amended complaint, which eliminated certain affiliated entities and individuals as defendants, withdrew the claims under the Securities Act, added claims under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and certain additional state law claims, and reasserted the remaining claims with modified allegations.  In response to the amended complaint, the defendants filed a motion to dismiss.  In the plaintiffs' opposition brief filed on September 9, 2019, the plaintiffs withdrew their Investment Advisers Act claims.  On November 12, 2019 the district court granted defendants' motion to dismiss the second amended complaint and entered judgment in favor of defendants.  On December 11, 2019, plaintiffs filed a notice of appeal of the district court's order dismissing the case.  Edward Jones and its affiliated entities and individuals deny the allegations and intend to continue to vigorously defend this lawsuit on appeal.

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

Reimbursement Class Action.  On April 25, 2019, Edward Jones and JFC were named as defendants in a putative class action (Watson, et al. v. The Jones Financial Companies L.L.L.P., et al.) filed by two former financial advisors in the Superior Court of the State of California, Sacramento County.  Plaintiffs allege that defendants did not reimburse financial advisors and financial advisor trainees in California for certain categories of business expenses, which plaintiffs allege violates the California Labor Code and California Unfair Competition Law.  The lawsuit seeks damages and restitution as well as attorneys' fees and costs and equitable and injunctive relief.  On February 19, 2020, the plaintiffs filed a motion seeking the court's approval of a proposed class action settlement reached by the parties.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB ASC No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at December 31, 2019, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $10 as of December 31, 2019.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

PART II

Item 8.Financial Statements and Supplementary Data, continued

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at December 31, 2019 are adequate and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

NOTE 15 – SEGMENT INFORMATION

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

PART II

Item 8.Financial Statements and Supplementary Data, continued

The following table shows financial information for the Partnership’s reportable segments for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net revenue:
U.S.	$9,127	$8,233	$7,305
Canada	242	236	201
Total net revenue	$9,369	$8,469	$7,506

Net interest and dividends revenue:
U.S.	$249	$228	$170
Canada	10	9	4
Total net interest and dividends revenue	$259	$237	$174

Pre-variable income:
U.S.	$2,194	$1,972	$1,681
Canada	16	16	4
Total pre-variable income	$2,210	$1,988	$1,685

Variable compensation:
U.S.	$1,094	$975	$795
Canada	24	23	18
Total variable compensation	$1,118	$998	$813

Income (loss) before allocations to partners:
U.S.	$1,100	$997	$886
Canada	(8)	(7)	(14)
Total income before allocations to partners	$1,092	$990	$872

Capital expenditures:
U.S.	$170	$102	$78
Canada	6	3	2
Total capital expenditures	$176	$105	$80

Depreciation and amortization:
U.S.	$113	$92	$83
Canada	2	2	2
Total depreciation and amortization	$115	$94	$85

Total assets at year end:
U.S.	$18,577	$15,187	$16,563
Canada	740	628	613
Total assets	$19,317	$15,815	$17,176

Financial advisors at year end:
U.S.	17,830	16,797	15,347
Canada	874	818	748
Total financial advisors	18,704	17,615	16,095

PART II

Item 8.Financial Statements and Supplementary Data, continued

NOTE 16 – RELATED PARTIES

As of December 31, 2019, the Partnership leased approximately 10% of its branch office space from its financial advisors (see Note 2).  The associated lease right-of-use asset and lease liability included in the Consolidated Statements of Financial Condition were both $83 at December 31, 2019.  Lease cost related to these leases was $34 for the year ended December 31, 2019.  Rent and other lease-related expenses were $32 and $30 for the years ended December 31, 2018 and 2017, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

Olive Street is the investment adviser to the eight sub-advised mutual funds comprising the BB Trust and has primary responsibility for setting overall investment strategies and selecting and managing sub-advisers, subject to the review and approval of the BB Trust's Board of Trustees.  Olive Street has contractually agreed to waive any investment adviser fees above those amounts paid to the sub-advisers.  The investment adviser fee revenue earned by Olive Street, included within asset-based fee revenue on the Consolidated Statements of Income, is offset by the expense paid to the sub-advisers, included within fund sub-adviser fees on the Consolidated Statements of Income.  The total amounts recognized for the years ended December 31, 2019, 2018 and 2017 were $147, $123 and $91, respectively.

As the investment adviser to the Money Market Fund, Passport Research has contractually agreed to waive fees and/or reimburse Fund operating expenses to the extent necessary to limit the annual operating expenses of the Money Market Fund.  For the three years ended December 31, 2019, 2018 and 2017, Passport Research earned $58, $48 and $39, respectively, in investment management fees with no waived fees in those periods. Further, Edward Jones earns certain fees from the Money Market Fund, some of which may be voluntarily waived.  For the three years ended December 31, 2019, 2018 and 2017, total fees earned were $138, $113 and $98, respectively, net of the $30, $30 and $22 of waived fees in the respective periods.

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

NOTE 17 – QUARTERLY INFORMATION

(Unaudited)

	2019 Quarters Ended
	Mar 29	Jun 28	Sep 27	Dec 31
Net revenue	$2,190	$2,319	$2,367	$2,493
Income before allocations to partners	$241	$285	$281	$285
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$29.20	$34.55	$33.93	$34.54

	2018 Quarters Ended
	Mar 30	Jun 29	Sep 28	Dec 31
Net revenue	$2,042	$2,083	$2,191	$2,153
Income before allocations to partners	$233	$240	$273	$244
Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$30.16	$31.02	$35.42	$31.53

PART II

Item 8.Financial Statements and Supplementary Data, continued

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

The following table shows the Partnership's securities purchased under agreements to resell as of December 31, 2019 and 2018:

		Gross amounts	Net amounts	Gross amounts not offset
		offset in the	presented in the	in the Consolidated
	Gross	Consolidated	Consolidated	Statements of Financial
	amounts of	Statements of	Statements of	Condition
	recognized	Financial	Financial	Financial	Securities
	assets	Condition	Condition	instruments	collateral(1)	Net amount
2019	$1,693	—	1,693	—	(1,693)	$—
2018	$911	—	911	—	(911)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements for all periods presented.

NOTE 19 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Cash paid for interest	$157	$125	$90
Cash paid for taxes	$10	$10	$10
Non-cash activities:
Issuance of general partnership interests through partnership loans in current year	$164	$170	$142
Repayment of partnership loans through distributions from partnership capital in current year	$136	$135	$111
Declared distributions for retired partnership capital in current year but unpaid at year end(1)	$113	$97	$—

(1)	Declared distributions for retired Partnership capital are included in the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition.

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows for the years ended       December 31, 2019, 2018 and 2017:

	2019	2018	2017
Cash and cash equivalents	$1,014	$1,498	$846
Cash and investments segregated under federal regulations	10,387	8,241	10,099
Less: Investments segregated under federal regulations	3,394	1,002	2,408
Total cash, cash equivalents and restricted cash	$8,007	$8,737	$8,537

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

Changes in Internal Control Over Financial Reporting.  There was no change in the Partnership's internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JFC does not have a board of directors.  As of February 28, 2020, the Partnership was composed of 473 general partners and 24,273 limited partners, 2,845 of whom are also service partners, as well as 530 subordinated limited partners.

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

Executive Committee.  The Executive Committee consists of the Managing Partner and five to nine additional general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner.  Under the terms of the Partnership Agreement, the members of the Executive Committee are the executive officers of the Partnership.  The purpose of the Executive Committee is to provide counsel and advice to the Managing Partner in discharging her functions, including the consideration of ownership of Partnership capital, ensuring the Partnership’s business risks are managed appropriately and helping to establish the strategic direction of the Partnership.  In addition, the Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  Executive Committee members serve for an indefinite term and may be removed by the Managing Partner or a vote of general partners holding a majority percentage ownership in the Partnership.  Furthermore, in the event the position of Managing Partner is vacant, the Executive Committee shall succeed to all of the powers and duties of the Managing Partner until a new Managing Partner is elected by a majority of the Executive Committee.  The Partnership does not have a formal code of ethics that applies to its Executive Committee members, as it relies on the core values and beliefs of the Partnership, as well as the Partnership Agreement.  Throughout all of 2019, the Executive Committee was comprised of Penny Pennington, Chairman, Kevin D. Bastien, Kenneth R. Cella, Jr., Vincent J. Ferrari, and Daniel J. Timm.  On January 17, 2019, Thomas P. Curran and Christopher N. Lewis were appointed to the Executive Committee. On November 4, 2019, Kristin M. Johnson was appointed as a member of the Executive Committee. Effective December 31, 2019, Mr. Timm retired from the Partnership and was no longer a member of the Executive Committee.

The following table is a listing as of February 28, 2020 of the members of the Executive Committee, each member’s age, the year in which each member became an Executive Committee member, the year in which each member became a general partner and each member’s area of responsibility.  Under the terms of the Partnership Agreement, all general partners, including the members of the Executive Committee, are required to retire in their capacity as general partners by the end of the calendar year during which they turn the age of 65.  The members’ biographies are below.

		Executive	General
Name	Age	Committee	Partner	Area of Responsibility
Penny Pennington	56	2014	2006	Managing Partner
Kevin D. Bastien	54	2010	1998	Chief Financial Officer
Kenneth R. Cella, Jr.	50	2014	2002	Client Strategies Group
Thomas P. Curran	59	2019	2006	Branch Development
Vincent J. Ferrari	59	2017	2004	Firm Administration
Kristin M. Johnson	48	2019	2006	Human Resources
Christopher N. Lewis	53	2019	2007	General Counsel

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Penny Pennington, Managing Partner – Ms. Pennington joined the Partnership in 2000 as a financial advisor, was named a general partner in 2006 and has served as Managing Partner and Chief Executive Officer since January 2019.  She has held a number of senior leadership roles in key divisions.  Most recently, she led the Client Strategies Group since 2015.  Previously, she was responsible for the New Financial Advisor Training department, BOA Development department and Branch and Region Development division.  Ms. Pennington holds a Chartered Financial Analyst designation, is a graduate of the University of Pennsylvania's Wharton School Securities Industry Institute, earned her MBA from the Kellogg School of Management at Northwestern University and earned her bachelor’s degree from the University of Virginia.

Kevin D. Bastien, Chief Financial Officer – Mr. Bastien joined the Partnership in 1996, was named a general partner in 1998 and has served as Chief Financial Officer since January 2009.  He is responsible for the performance of the Finance division, including Firm Strategy and Planning areas.  Previously he has been responsible for various areas of the Finance division.  Mr. Bastien earned his bachelor’s and master’s degrees in accounting from Southern Illinois University at Carbondale.

Kenneth R. Cella, Jr., Client Strategies Group – Mr. Cella joined the Partnership in 1990 and was named a general partner in 2002. Mr. Cella is responsible for the Client Strategies Group which includes the firm's Marketing, Products, Advice and Guidance, Trading and Solutions areas.  Mr. Cella has held a number of senior leadership roles across divisions.  Previously he was responsible for the Branch Development division, worked as a financial advisor and has been responsible for the Branch Training department and various areas of the Client Strategies Group. Mr. Cella earned his bachelor’s degree from the University of Missouri-St. Louis and an MBA from Washington University in St. Louis. Mr. Cella serves on the Securities Industry and Financial Markets Association ("SIFMA") Board of Directors and Private Client Group Steering Committee.

Thomas P. Curran, Branch Development – Mr. Curran joined the Partnership in 1992 and was named a general partner in 2006. Mr. Curran is responsible for the Branch Development division, which encompasses Financial Advisor Talent Acquisition, Branch Office Administrator Talent Acquisition and Performance, Branch Training, Branch Administration, Branch Insights, Learning and Support, and Branch and Region Development. Previously he was responsible for Financial Advisor Talent Acquisition, led the Service Division, acted as the Banking Services global leader, served as a regional leader and worked as a financial advisor. Mr. Curran received his bachelor's degree from Augustana College and his master's degree from the University of Iowa.

Vincent J. Ferrari, Chief Administrative Officer – Mr. Ferrari joined the Partnership in 2003, was named a general partner in 2004 and has served as the Chief Administrative Officer since 2017.   Mr. Ferrari has overall responsibility for the Information Systems, Operations and Service divisions and serves as the Chair of the Partnership's Audit Committee.  Previously he served as the firm's Chief Information Officer from 2007 to 2018.  Mr. Ferrari earned his bachelor’s degree from Ursinus College.

Kristin M. Johnson, Human Resources – Ms. Johnson joined the Partnership in 1995 and was named a general partner in 2006. Ms. Johnson has held leadership roles in internal audit, service, operations and talent acquisition and performance for BOAs. Ms. Johnson was appointed to the Partnership's Management Committee in 2014, and in November 2019, she was named the firm's Chief Human Resources Officer. Ms. Johnson earned her bachelor's degree from the University of Illinois, a master's in information management from Webster University and completed Washington University's executive MBA program. Ms. Johnson serves on the boards of the Center of Creative Arts, Webster University and the St. Louis Fashion Fund.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Management Committee.  The Management Committee consists of up to 25 general partners appointed by the Managing Partner, with the specific number determined by the Managing Partner, and includes the members of the Executive Committee.  As of February 28, 2020, the Management Committee consisted of 16 general partners.  The Management Committee is generally comprised of general partners with overall responsibility for a significant or critical functional division or area of the Partnership’s operating subsidiaries.  The Management Committee meets weekly, is operational in nature, and is responsible for identifying, developing and accomplishing the Partnership’s objectives through, among other means, sharing information across divisions and identifying and resolving risk management issues for the Partnership.  General partners on the Management Committee serve for an indefinite term and may be removed by the Managing Partner.

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

As of February 28, 2020, the Audit Committee was comprised of Vincent J. Ferrari, Chairman, Penny Pennington, Kevin D. Bastien, Kenneth R. Cella, Jr., Thomas P. Curran, Kristin M. Johnson, Christopher N. Lewis, Robert F. Cullen III, the general partner responsible for the Internal Audit division, Lisa M. Dolan, a member of the Management Committee and a general partner in the Finance division, and independent members of the committee Edward L. Glotzbach and Mark E. Wuller.

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

RISK MANAGEMENT

Overview

The Partnership’s business model and activities expose it to a number of different risks.  The most significant risks to which the Partnership is subject include business and operational risks, including security breaches; credit risk; market, liquidity and competition risk; and legal, regulatory and reputational risk.  The identification and ongoing management of the Partnership’s risk is critical to its long-term business success and related financial performance.

The Partnership's risk management framework is driven by the Partnership's governance structure established in the Partnership Agreement.  The Managing Partner is ultimately responsible for the Partnership's risk management.  The Managing Partner has designated the Partnership's Executive Committee as having responsibility for overall risk management.  As disclosed under Part II, Item 10 – Directors, Executive Officers and Corporate Governance – Executive Committee, as of February 28, 2020, the Executive Committee consisted of the Partnership’s Managing Partner and six other general partners, each responsible for broad functional areas of the Partnership.  The Executive Committee takes an active role in identifying, measuring and controlling the risks to which the Partnership is subject.  The Executive Committee communicates regularly and meets monthly to meet its responsibilities.

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

Enterprise Risk Management Committee – governance committee responsible for facilitating the Partnership's identification of risks and assisting and collaborating with other governance committees as well as supporting committees that may oversee specific risks.  The committee also helps coordinate and serves as a resource regarding the Partnership's risk management activities.

New Products and Services Committee – governance committee responsible for evaluating all new or materially modified products and/or services for alignment with clients’ needs and consistency with the Partnership’s objectives and strategies, making recommendations to the Executive Committee and ensuring that all areas of the Partnership are sufficiently prepared to support, service, and supervise any new or materially modified products and/or services.  A new product or service has to be approved by the New Products and Services Committee and the Executive Committee before being implemented by the Partnership.

Investment Funds Governance Committee – governance committee responsible for reviewing the fundamental strategy decisions of JFC's wholly-owned investment advisors to the Partnership's proprietary investment funds, including providing guidance on various aspects of operations and coordinating communications with the boards of the Partnership's proprietary mutual funds.

Investment Policy Committee – governance committee responsible for the Partnership's investment philosophy and development and the alignment of the advice and guidance necessary to help clients meet their long-term financial goals. Guidance is primarily related to investments and solutions and the way such investments and solutions are constructed into portfolios and tailored to meet clients' needs.

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

Business and Operational Risk

There is an element of operational risk inherent within the Partnership’s business.  The Partnership is exposed to operational risk and its business model is dependent on complex information technology systems, and there is a degree of exposure to systems failure.  Further, the Partnership's information technology systems, and those of third parties the Partnership relies on, are subject to security breaches.  The Partnership has processes in place designed to safeguard

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

and monitor against such security breaches and other disruptions.  A business continuity planning process has been established to respond to severe business disruptions.  The Partnership and its third-party vendors have data centers in separate regions of the United States. These data centers act as disaster recovery and redundant sites with each other. While these data centers are designed to be redundant with one another, a prolonged interruption of any site might result in a delay of service and substantial costs and expenses.

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

The Partnership purchases and holds inventory security positions for retail sales to its clients and does not trade those positions for the purpose of generating gains for its own account.  To monitor inventory positions, the Partnership has an automated trading system designed to report trading positions and risks.  This system requires traders to mark positions to market and to report positions at the trader level, at the department level and for the Partnership as a whole.  There are established trading and inventory limits for each trader and each department, and activity exceeding those limits is subject to supervisory review.  By maintaining an inventory hedging strategy, the Partnership has avoided material inventory losses or gains in the past.  The objective of the hedging strategy is to mitigate the risks of carrying its inventory positions and not to generate profit for the Partnership.  The compensation of the Partnership’s traders is not directly tied to gains or losses incurred by the Partnership on the inventory, which eliminates the incentive to hold inappropriate inventory positions.

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

Market, Liquidity and Competition Risks

Market risk is the risk of declining revenue or the value of financial instruments held by the Partnership as a result of fluctuations in interest rates, security prices or overall market conditions.  Liquidity risk is the risk of insufficient financial resources to meet the short-term or long-term cash needs of the Partnership. Competition risk is the risk of the Partnership's inability to attract and retain clients and personnel with the increasing pace of industry change. For a discussion of the Partnership’s market, liquidity and competition risk, see Part I, Item 1A – Risk Factors. See Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk for additional discussion of the Partnership's market and liquidity risk.

PART III

Item 10. Directors, Executive Officers and Corporate Governance, continued

Legal, Regulatory and Reputational Risk

In the normal course of business, the Partnership is involved, from time to time, in various legal and regulatory matters, including arbitrations, class actions, other litigation and examinations, investigations and proceedings by governmental authorities, SROs and other regulators which may result in losses. Over the past several years, the number of legal actions and investigations against many firms in the financial services industry, including the Partnership, has increased. The Partnership's reputation is critical to attracting and retaining clients and financial advisors and could be damaged by certain legal or regulatory actions, unethical behavior, cyber security breaches, poor investment performance, or compliance failures, depending on their nature, size and scope.

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

Deferred Compensation – Each Executive Committee member is a participant in the Partnership’s profit sharing and 401(k) plan, a qualified deferred compensation plan, which also covers all eligible general partners and service partners of the Partnership and associates of the Partnership’s subsidiaries.  Each Executive Committee member receives contributions based upon the overall profitability of the Partnership.  Contributions to the plan are made annually at the discretion of the Partnership and have historically been determined based on approximately 24% of the Partnership’s net income before allocations to partners.  Allocation of the Partnership’s contribution among participants is determined by each participant’s relative level of eligible earnings.  The plan is a tax-qualified retirement plan.

Income Allocated to Partners – The majority of the Partnership's general partners’ compensation, including that of the Executive Committee members, comes from their capital ownership interests in the Partnership as general partners, subordinated limited partners and limited partners pursuant to the Partnership Agreement.  Of the Partnership’s net income allocated to general partners, including the Executive Committee members, 92% is allocable based upon their respective general partner ownership interests in the Partnership.  General partner ownership interests are set at the discretion of the Partnership’s Managing Partner, with input from the Executive Committee.  General partner ownership interests held by each Executive Committee member ranged from 0.85% to 1.95% in 2019, 0.51% to 1.90% in 2018, and 0.50% to 1.90% in 2017.  The remaining 8% of net income allocated to general partners is distributed based on merit and/or need as determined by the Managing Partner in consultation with the Executive Committee.  Pursuant to the Partnership Agreement, the Partnership's net income allocated to subordinated limited partners and net income allocated to limited partners, including the applicable Executive Committee members, is allocated based upon their respective subordinated limited partner ownership interests and limited partner ownership interests in the Partnership.  In addition, limited partners receive the 7.5% Payment pursuant to the Partnership Agreement.  Subordinated limited partner ownership interests and limited partner ownership interests are set at the discretion of the Partnership's Managing Partner.

PART III

Item 11. Compensation Discussion and Analysis, continued

Summary Compensation Table

The following table identifies the compensation of the Partnership’s Managing Partner (“CEO”), the Chief Financial Officer (“CFO”), and the three other most highly compensated Executive Committee members based on total compensation in 2019 (including respective income allocation).

				Income
			Deferred	Allocated
	Year	Salaries	Compensation	to Partners(1)	Total
Penny Pennington	2019	$250,000	$12,992	$14,411,114	$14,674,106
CEO	2018	175,000	12,760	11,482,713	11,670,473
	2017	175,000	12,663	10,351,044	10,538,707
Kevin D. Bastien	2019	$175,000	$12,992	$14,036,151	$14,224,143
CFO	2018	175,000	12,760	13,205,746	13,393,506
	2017	175,000	12,663	11,582,894	11,770,557
Kenneth R. Cella, Jr.	2019	$175,000	$12,992	$12,951,990	13,139,982
General Partner - Client Strategies Group	2018	175,000	12,760	11,144,115	11,331,875
Vincent J. Ferrari	2019	$175,000	$12,992	$9,046,112	$9,234,104
General Partner – Firm Administration
Daniel J. Timm	2019	$175,000	$12,992	$10,850,083	11,038,075
General Partner - Branch Development	2018	175,000	12,760	11,041,723	11,229,483
	2017	175,000	12,663	10,378,707	10,566,370
(1)

Income allocated to partners includes allocations from general partner, subordinated limited partner and limited partner capital ownership interests in the Partnership.  One Executive Committee member, Penny Pennington, received a portion of the 8% net income allocation in 2018 and 2017.

Pay Ratio Disclosure

The Wall Street Reform and Consumer Protection Act and related regulations require the Partnership to disclose the ratio of the compensation of the Managing Partner and compensation of a median employee of the Partnership as calculated in accordance with Item 402(u) of Regulation S-K under the Securities Act.  Item 402(u) permits the Partnership to identify its median employee once every three years unless there has been significant change in compensation structure or overall number of employees, which the Partnership does not believe has occurred. Accordingly, the Partnership utilized the same median employee determined in the prior year for the current year ratio. The median employee was selected from a population that represented all employees as of December 31, 2017, using salary and benefits, variable compensation, and allocations of Partnership net income as of December 31, 2016, consistently applied across the employee population. After identifying the median employee, annual total compensation for the median employee and the Managing Partner was calculated using the same methodology as was used in the Summary Compensation Table above.

For 2019, the median annual total compensation of all employees of the Partnership, including general partners and excluding the Managing Partner, was $75,543 and the annual total compensation of the Managing Partner was $14,674,106 or a ratio of 194 to 1. The majority of the Managing Partner's total compensation is based on general partner and subordinated limited partner capital ownership interests in the Partnership as indicated above, compared to the compensation of a median employee which is primarily based on his or her annual salary. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of February 28, 2020, the ownership of limited partnership interests by each Executive Committee member named in the Summary Compensation Table and the Executive Committee members as a group:

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned	% of Class
Limited Partnership Interests	Penny Pennington	$27,000	*
Limited Partnership Interests	Kevin D. Bastien	$-	0%
Limited Partnership Interests	Kenneth R. Cella Jr.	$115,600	*
Limited Partnership Interests	Vincent J. Ferrari	$-	0%
Limited Partnership Interests	Daniel J. Timm	$105,000	*

Limited Partnership Interests	All Executive Committee Members as a Group (8 persons)	$389,600	*
*	Each of the Executive Committee members named in the Summary Compensation Table and the Executive Committee members as a group own less than 1% of the limited partnership interests outstanding.

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

The Partnership leases approximately 10% of its branch office space from its financial advisors. The associated lease right-of-use asset and lease liability included in the Consolidated Statements of Financial Condition were both $83 at December 31, 2019.  Lease cost related to these leases was $34 million for the year ended December 31, 2019.  Rent and other lease-related expenses were $32 million and $30 million for the years ended December 31, 2018 and 2017, respectively.  These leases are executed and maintained in a similar manner as those entered into with third parties.

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

Policy for Review and Approval of Transactions with Related Persons

The Partnership maintains a policy with respect to related persons, which applies to transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) that are reportable by the Partnership under paragraph (a) of Item 404 of Regulation S-K in which the aggregate amount involved exceeds $120,000 in any calendar year, and in which a related person has or will have a direct or indirect material interest.  For purposes of the policy, the term ‘‘related person’’ has the meaning set forth in Item 404(a) of SEC Regulation S-K ‘‘Transactions with related persons, promoters and certain control persons’’.

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

As of December 31, 2019, the following transaction met the definition of a related person transaction pursuant to Item 404(a) of Regulation S-K.  This contract was subject to review by appropriate areas within the Partnership prior to execution.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence, continued

TOC Artwork

On August 1, 2012, the Partnership entered into a vendor agreement with TOC Artwork to provide artwork in the Partnership’s branch offices through July 31, 2016.  This agreement was amended as of August 1, 2016 to extend the agreement through July 31, 2021.  TOC Artwork is 100% owned by Shelia Timm, Eric Timm and Ashley Mendez, spouse, son and daughter, respectively, of Daniel J. Timm, a member of the Partnership’s Executive Committee throughout 2019.  The total amount paid to TOC Artwork in 2019 pursuant to this agreement was approximately $451,000.

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

Thomas P. Curran, a member of the Partnership's Executive Committee, has a brother, Doug Curran, who was a financial advisor during 2019 (and presently).  Doug Curran earned approximately $350,000 during 2019 and has been employed by the Partnership for 19 years.  The compensation program under which he is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Mr. Curran has another brother, Chris Curran, who was a financial advisor during 2019 (and presently).  Chris Curran earned approximately $260,000 during 2019 and has been employed by the Partnership for eight years.  The compensation program under which he is paid is consistent with the compensation programs provided to other financial advisors of the Partnership.

Daniel J. Timm, a member of the Partnership’s Executive Committee during 2019, has a sister-in-law, Kim Renk, who was a financial advisor and general partner during 2019 (and presently).  Ms. Renk earned approximately $1,916,080 during 2019 and has been associated with the Partnership for 25 years.  The program under which Ms. Renk is paid is consistent with the programs provided to other general partner financial advisors of the Partnership.  Ms. Renk financed her Partnership capital contribution with a $1,232,000 Partnership loan.  During 2019, approximately $199,000 was paid to reduce the loan balance, through her share of general partnership earnings and other payments, and approximately $65,000 was paid in interest.  As of December 31, 2019, Ms. Renk's outstanding Partnership loan balance was $1,033,000, and the interest rate on the loan was 4.75%.  The terms of Ms. Renk's Partnership loan are consistent with the terms provided to other general partners.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Partnership to its independent registered public accountants, PricewaterhouseCoopers LLP.

($ thousands)	2019	2018
Audit fees	$2,827	$2,743
Audit-related fees(1)	1,370	1,251
Tax fees(2)	814	1,834
Other(3)	7	6
Total fees	$5,018	$5,834

(1)

Audit-related fees consist primarily of fees for internal control reviews, attestation/agreed-upon procedures, employee benefit plan audits, and consultations concerning financial accounting and reporting standards.

(2)	Tax fees consist of fees for services relating to tax compliance and other tax planning and advice.
(3)	Other primarily consists of fees for consulting services

The Audit Committee pre-approved all audit and non-audit related services in fiscal years 2019 and 2018.  No services were provided under the de minimis fee exception to the audit committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX

			Page No.

(a)	(1)	The following financial statements are included in Part II, Item 8:

		Management’s Report on Internal Control over Financial Reporting	44

		Report of Independent Registered Public Accounting Firm	45

		Consolidated Statements of Financial Condition as of December 31, 2019 and 2018	47

		Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017	48

		Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption for the years ended December 31, 2019, 2018 and 2017	49

		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	50

		Notes to Consolidated Financial Statements	51

	(2)	The following financial statements are included in Schedule I:

		Parent Company Only Condensed Statements of Financial Condition as of December 31, 2019 and 2018	86

		Parent Company Only Condensed Statements of Income for the years ended December 31, 2019, 2018 and 2017	87

		Parent Company Only Condensed Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	88

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

3.8	*

Sixth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated August 19, 2019, incorporated by reference from Exhibit 3.8 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 27, 2019.

3.9	*

Seventh Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 17, 2019, incorporated by reference from Exhibit 3.9 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 27, 2019.

3.10	**	Eighth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 19, 2019.
3.11	**	Ninth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 18, 2019.
3.12	**	Tenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 21,2020.
3.13	**	Eleventh Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 18,2020.
4.1	**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P.

EXHIBIT INDEX

Exhibit Number		Description
10.1	*

Lease between Eckelkamp Office Center South, L.L.C., a Missouri Limited Liability Company, as Landlord and Edward D. Jones & Co., L.P., as Tenant, dated February 3, 2000, incorporated by reference from The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.2	*

$500,000,000 Credit Agreement dated as of September 28, 2018 among The Jones Financial Companies, L.L.L.P. and Edward D. Jones & Co., L.P. as borrowers and lenders Fifth Third Bank and Wells Fargo Bank, National Association incorporated by reference from Exhibit 10.1 to The Jones Financial Companies L.L.L.P. Form 10-Q for the quarterly period September 28, 2018.

10.3	*

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
March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner	March 12, 2020
Penny Pennington	(Principal Executive Officer)

/s/ Kevin D. Bastien	Chief Financial Officer	March 12, 2020
Kevin D. Bastien	(Principal Financial and Accounting Officer)

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in millions)	2019	2018
ASSETS:

Cash and cash equivalents	$320	$318

Investment securities	2	7

Investment in subsidiaries	3,109	2,596

Other assets	49	33

TOTAL ASSETS	$3,480	$2,954

LIABILITIES:

Accounts payable and accrued expenses	$116	$99

Partnership capital subject to mandatory redemption	$3,364	$2,855

TOTAL LIABILITIES	$3,480	$2,954

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
NET REVENUE
Subsidiary earnings	$1,064	$970	$858
Management fee income	1,411	99	99
Other	29	22	15

Total revenue	2,504	1,091	972

Interest expense	94	67	67

Net revenue	2,410	1,024	905

OPERATING EXPENSES
Compensation and benefits	1,317	33	31
Other operating expenses	1	1	2

Total operating expenses	1,318	34	33

INCOME BEFORE ALLOCATIONS TO PARTNERS	$1,092	$990	$872

Allocations to partners	(1,092)	(990)	(872)

NET INCOME	$—	$—	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	1,092	990	872
Changes in assets and liabilities:
Investment in subsidiaries	(513)	(134)	(312)
Investment securities	5	—	2
Other assets	(16)	(14)	—
Accounts payable and accrued expenses	1	1	1
Net cash provided by operating activities	569	843	563

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of partnership interests	432	60	80
Redemption of partnership interests	(216)	(199)	(193)
Distributions from partnership capital	(783)	(694)	(598)
Net cash used in financing activities	(567)	(833)	(711)

Net increase (decrease) in cash and cash equivalents	2	10	(148)

CASH AND CASH EQUIVALENTS:

Beginning of year	318	308	456
End of year	$320	$318	$308

NON-CASH ACTIVITIES:

Issuance of general partnership interests through partnership loans in current year	$164	$170	$142
Repayment of partnership loans through distributions from partnership capital in current year	$136	$135	$111
Declaration of distributions from subsidiary in current year but received after year end	$428	$56	$129
Declared distributions for retired partnership capital in current year but unpaid at year end	$109	$97	$—

These financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements of The Jones Financial Companies, L.L.L.P., as well as the accompanying Note to the Parent Company Only Financial Statements of The Jones Financial Companies, L.L.L.P.

Schedule I

THE JONES FINANCIAL COMPANIES, L.L.L.P.

Note to Parent Company Only Financial Statements

NOTE 1 – REVENUE AND EXPENSE

Beginning in 2019, the Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), had a written agreement with The Jones Financial Companies, L.L.L.P. (“JFC”) for the services of certain financial advisors who are service partners of JFC and not employees of Edward Jones. Pursuant to the agreement, Edward Jones made payments to the service partners of JFC on JFC's behalf for those services provided.  This arrangement did not have an impact on net income but resulted in higher management fee income of $1.3 billion offset by higher compensation expense of $1.3 billion.