Form 10-Q
period 2020-03-27
JONES FINANCIAL COMPANIES LLLP
filed 2020-05-08
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2020

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

As of April 24, 2020, 1,246,148 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 27,	December 31,
(Dollars in millions)	2020	2019
ASSETS:
Cash and cash equivalents	$1,072	$1,014
Cash and investments segregated under federal regulations	12,269	10,387
Securities purchased under agreements to resell	1,745	1,693
Receivables from:
Clients	3,279	3,328
Mutual funds, insurance companies and other	717	661
Brokers, dealers and clearing organizations	657	204
Securities owned, at fair value:
Investment securities	272	332
Inventory securities	162	50
Lease right-of-use assets	888	876
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	628	616
Other assets	144	156

TOTAL ASSETS	$21,833	$19,317

LIABILITIES:
Payables to:
Clients	$15,727	$12,891
Brokers, dealers and clearing organizations	212	66
Lease liabilities	903	898
Accrued compensation and employee benefits	1,401	1,747
Accounts payable, accrued expenses and other	266	351
	18,509	15,953
Contingencies (Note 9)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,247	1,249
Subordinated limited partners	540	523
General partners	1,269	1,185
Total	3,056	2,957
Reserve for anticipated withdrawals	268	407
Total partnership capital subject to mandatory redemption	3,324	3,364

TOTAL LIABILITIES	$21,833	$19,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in millions, except per unit information and units outstanding)	March 27, 2020	March 29, 2019
Revenue:
Fee revenue
Asset-based	$1,806	$1,559
Account and activity	171	172
Total fee revenue	1,977	1,731
Trade revenue	493	368
Interest and dividends	83	103
Other revenue (loss), net	(30)	28
Total revenue	2,523	2,230
Interest expense	32	40
Net revenue	2,491	2,190
Operating expenses:
Compensation and benefits	1,764	1,536
Occupancy and equipment	131	119
Communications and data processing	101	86
Fund sub-adviser fees	42	36
Advertising	24	24
Professional and consulting fees	29	23
Postage and shipping	12	15
Other operating expenses	85	110
Total operating expenses	2,188	1,949

Income before allocations to partners	303	241

Allocations to partners:
Limited partners	50	37
Subordinated limited partners	35	29
General partners	218	175
Net Income	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$34.90	$29.20

Weighted average $1,000 equivalent limited partnership units outstanding	1,248,279	1,262,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 27, 2020 and MARCH 29, 2019

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

Q1 2019:

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2018	$956	$545	$1,354	$2,855
Reserve for anticipated withdrawals	(72)	(41)	(235)	(348)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2018	$884	$504	$1,119	$2,507
Partnership loans outstanding, December 31, 2018	—	4	328	332
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2018	884	508	1,447	2,839
Issuance of partnership interests	380	51	162	593
Redemption of partnership interests	(3)	(31)	(37)	(71)
Income allocated to partners	37	29	175	241
Distributions	—	—	(6)	(6)
Total partnership capital, including capital financed with partnership loans	1,298	557	1,741	3,596
Partnership loans outstanding, March 29, 2019	—	(5)	(417)	(422)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 29, 2019	$1,298	$552	$1,324	$3,174
Reserve for anticipated withdrawals	(37)	(29)	(145)	(211)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 29, 2019	$1,261	$523	$1,179	$2,963

Q1 2020:

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(3)	(35)	(43)	(81)
Income allocated to partners	50	35	218	303
Distributions	—	—	(5)	(5)
Total partnership capital, including capital financed with partnership loans	1,297	576	1,874	3,747
Partnership loans outstanding, March 27, 2020	—	(1)	(422)	(423)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, MARCH 27, 2020	$1,297	$575	$1,452	$3,324
Reserve for anticipated withdrawals	(50)	(35)	(183)	(268)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, March 27, 2020	$1,247	$540	$1,269	$3,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in millions)	March 27, 2020	March 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	303	241
Depreciation and amortization	30	25

Changes in assets and liabilities:
Investments segregated under federal regulations	(3,105)	(491)
Securities purchased under agreements to resell	(52)	(321)
Net payable to clients	2,885	(852)
Net receivable from brokers, dealers and clearing organizations	(307)	(34)
Receivable from mutual funds, insurance companies and other	(56)	(65)
Securities owned	(52)	(34)
Lease right-of-use assets	(12)	10
Other assets	12	26
Lease liabilities	5	4
Accrued compensation and employee benefits	(346)	(283)
Accounts payable, accrued expenses and other	(85)	(76)
Net cash used in operating activities	(780)	(1,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(42)	(36)
Cash used in investing activities	(42)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	50	430
Redemption of partnership interests	(81)	(71)
Distributions from partnership capital	(312)	(281)
Net cash (used in) provided by financing activities	(343)	78
Net decrease in cash, cash equivalents and restricted cash	(1,165)	(1,808)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,007	8,737
End of period	$6,842	$6,929

See Note 12 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of February 29, 2020 and November 30, 2019 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three month periods ended February 29, 2020 and February 28, 2019 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

The Partnership’s principal operating subsidiary, Edward D. Jones & Co., L.P. (“Edward Jones”), is a registered broker-dealer and investment adviser in the United States (“U.S.”), and one of Edward Jones’ subsidiaries is a registered broker-dealer in Canada.  Through these entities, the Partnership primarily serves individual investors in the U.S. and Canada. Edward Jones is a retail brokerage business and primarily derives revenues from fees for providing investment advisory and other account services to its clients, fees for assets held by clients, the distribution of mutual fund shares, and commissions for the purchase or sale of securities and the purchase of insurance products.  The Partnership conducts business throughout the U.S. and Canada with its clients, various brokers, dealers, clearing organizations, depositories and banks. Trust services are offered to Edward Jones’ U.S. clients through Edward Jones Trust Company (“Trust Co.”), a wholly-owned subsidiary of the Partnership.  Olive Street Investment Advisers, LLC, a wholly-owned subsidiary of the Partnership, provides investment advisory services to the eight sub-advised mutual funds comprising the Bridge Builder® Trust ("BB Trust").  Passport Research, Ltd., a wholly-owned subsidiary of the Partnership, provides investment advisory services to the sub-advised Edward Jones Money Market Fund (the "Money Market Fund").

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  Recently, the current coronavirus (COVID-19) pandemic and the response of the U.S. government and various state, local and foreign governments (including the imposition of stay-at-home orders and other travel and business restrictions) have adversely affected global business activities and have resulted in significant uncertainty in the global economy and volatility in financial markets. The effects of the sudden and significant market downturn in the second half of March 2020 are ongoing but were included in the Partnership's estimates for assets, liabilities, revenues and expenses as of March 27, 2020. The Partnership has evaluated subsequent events for recognition and disclosure through the date these Consolidated Financial Statements were issued and identified no matters other than those identified in Note 13.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three month period ended March 27, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 2 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates.  Effective January 1, 2020, the Partnership adopted the standard with an immaterial expected credit loss and no adjustment to the opening balance of Partnership capital. See Note 3 for additional information.

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

NOTE 3 – CURRENT EXPECTED CREDIT LOSSES

The Partnership individually assessed the current expected credit loss for assets in scope of Topic 326 below.

Receivables from clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of March 27, 2020 and January 1, 2020 was $3,833 and $3,915, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans.  In accordance with FINRA rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the loan to the client is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage).  The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the client be no greater than 65% of the value of the securities in the account. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of March 27, 2020 and January 1, 2020, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of March 27, 2020 and January 1, 2020.

Securities Purchased under Agreements to Resell

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

To estimate expected credit losses on the resale agreements, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. The counterparties are all financial institutions that the Partnership considers to be reputable and reliable, and the Partnership reasonably expects the counterparties will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of the resale agreements. The fair value of collateral, plus accrued interest, was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of March 27, 2020 and January 1, 2020, and the expected credit loss was zero for each period.

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 7.  General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans.  As such, the risk of loss is remote, and the expected credit loss was zero as of March 27, 2020 and January 1, 2020.

Receivables from revenue contracts with customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund advisor fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of March 27, 2020 and January 1, 2020.

NOTE 4 – LEASES

For the three month periods ended March 27, 2020 and March 29, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $75 and $67, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $86 and $67, respectively.  The weighted-average remaining lease term was four years as of both March 27, 2020 and December 31, 2019, and the weighted-average discount rate was 3.1% and 3.2%, respectively.

For the three month periods ended March 27, 2020 and March 29, 2019, operating lease costs were $74 and $66, respectively, and variable lease costs not included in the lease liability were $15 and $14, respectively. Total lease costs for the three month periods ended March 27, 2020 and March 29, 2019 were $89 and $80, respectively. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

	March 27,	December 31,
	2020	2019
2020	$221	$283
2021	254	239
2022	199	183
2023	144	128
2024	81	65
Thereafter	73	63
Total lease payments	972	961
Less: Interest	69	63
Total present value of lease liabilities	$903	$898

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership typically enters into branch office leases for new locations regularly. Given the current state of the global economy in response to the COVID-19 pandemic, the Partnership has temporarily paused entering into new branch lease arrangements. See Note 13 for additional information about COVID-19.

NOTE 5 – REVENUE

As of March 27, 2020 and December 31, 2019, $454 and $470, respectively, of the receivable from clients balance and $273 and $291, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The Partnership derived 14% of its total revenue from one mutual fund company for both of the three month periods ended March 27, 2020 and March 29, 2019.  The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

The following table shows the Partnership's disaggregated revenue information. See Note 10 for segment information.

	Three Months Ended March 27, 2020			Three Months Ended March 29, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,281	$19	$1,300	$1,081	$15	$1,096
Service fees	316	24	340	292	21	313
Other asset-based fees	166	—	166	150	—	150
Total asset-based fee revenue	1,763	43	1,806	1,523	36	1,559
Account and activity fee revenue:
Shareholder accounting services fees	109	—	109	107	—	107
Other account and activity fee revenue	59	3	62	62	3	65
Total account and activity fee revenue	168	3	171	169	3	172
Total fee revenue	1,931	46	1,977	1,692	39	1,731
Trade revenue:
Commissions	464	13	477	322	11	333
Principal transactions	15	1	16	34	1	35
Total trade revenue	479	14	493	356	12	368
Total revenue from customers	2,410	60	2,470	2,048	51	2,099
Net interest and dividends and other revenue	13	8	21	87	4	91
Net revenue	$2,423	$68	$2,491	$2,135	$55	$2,190

NOTE 6 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2019.

The Partnership did not have any assets or liabilities categorized as Level III during the three and twelve month periods ended March 27, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	March 27, 2020
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$276	$—	$276

Investments segregated under federal regulations:
U.S. treasuries	$6,499	$—	$—	$6,499

Securities owned:
Investment securities:
Mutual funds(1)	$256	$—	$—	$256
Government and agency obligations	14	—	—	14
Equities	2	—	—	2
Total investment securities	$272	$—	$—	$272

Inventory securities:
Certificates of deposit	$—	$75	$—	$75
Mutual funds	45	—	—	45
Equities	25	—	—	25
State and municipal obligations	—	14	—	14
Corporate bonds and notes	—	3	—	3
Total inventory securities	$70	$92	$—	$162

	Financial Assets at Fair Value as of
	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$326	$—	$326

Investments segregated under federal regulations:
U.S. treasuries	$3,394	$—	$—	$3,394

Securities owned:
Investment securities:
Mutual funds(1)	$328	$—	$—	$328
Government and agency obligations	3	—	—	3
Equities	1	—	—	1
Total investment securities	$332	$—	$—	$332

Inventory securities:
Equities	$18	$—	$—	$18
State and municipal obligations	—	18	—	18
Certificates of deposit	—	9	—	9
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$30	$—	$50

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

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

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of March 27, 2020 and December 31, 2019, the outstanding amount of Partnership loans was $423 and $360, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $5 and $6 for the three month periods ended March 27, 2020 and March 29, 2019, respectively.

The following table shows the roll forward of outstanding Partnership loans for:

	Three Months Ended
	March 27,	March 29,
	2020	2019
Partnership loans outstanding at beginning of period	$360	$332
Partnership loans issued during the period	163	163
Repayment of Partnership loans during the period	(100)	(73)
Total Partnership loans outstanding	$423	$422

The minimum 7.5% annual return on the face amount of limited partnership capital was $23 and $24 for the three month periods ended March 27, 2020 and March 29, 2019, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 27,	December 31,
	2020	2019
U.S.:
Net capital	$1,267	$1,244
Net capital in excess of the minimum required	$1,211	$1,188
Net capital as a percentage of aggregate debit items	45.4%	44.2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.7%	26.4%

Canada:
Regulatory risk-adjusted capital	$38	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$35	$38

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

Retirement Plan Litigation. On August 19, 2016, JFC, Edward Jones and certain other defendants were named in a putative class action lawsuit (McDonald v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Eastern District of Missouri brought under the Employee Retirement Income Security Act of 1974, as amended, by a participant in the Edward D. Jones & Co. Profit Sharing and 401(k) Plan (the "Retirement Plan").  The lawsuit alleges that the defendants breached their fiduciary duties to Retirement Plan participants and seeks declaratory and equitable relief and monetary damages on behalf of the Retirement Plan.  The defendants filed a motion to dismiss the McDonald lawsuit which was granted in part dismissing the claim against JFC and denied in part as to all other defendants on January 26, 2017.

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. On January 31, 2020, the U.S. Court of Appeals for the Eighth Circuit denied the objector's appeal and affirmed the district court's approval of the class action settlement.  On February 6, 2020, the objector petitioned the Court of Appeals for a rehearing, which was denied on March 3, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

Wage-and-Hour Class Action. On March 13, 2018, JFC and Edward Jones were named as defendants in a purported collective and class action lawsuit (Bland, et al. v. Edward D. Jones & Co., L.P, et al.) filed in the U.S. District Court for the Northern District of Illinois by four former financial advisors.  The lawsuit was brought under the Fair Labor Standards Act (FLSA) as well as Missouri and Illinois law and alleges that the defendants unlawfully attempted to recoup training costs from departing financial advisors and failed to pay all overtime owed to financial advisor trainees among other claims.  The lawsuit seeks declaratory and injunctive relief, compensatory and liquidated damages. On March 19, 2019, the court entered an order granting the defendants' motion to dismiss all claims, but permitting the plaintiffs to amend and re-file certain of their claims.  Plaintiffs filed an amended complaint on May 3, 2019. On March 30, 2020 the court partially granted the defendants' renewed motion to dismiss the amended complaint and dismissed seven of the ten causes of action it purported to state.  The court's order eliminated from the case any claims that rely upon the firm's contractual right to recoup training costs as well as related claims for declaratory relief.  It also dismissed various state law claims.  JFC and Edward Jones deny the allegations in the remaining counts and intend to vigorously defend against the allegations in this lawsuit.

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

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at March 27, 2020, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability may be adjusted from time to time to reflect any relevant developments.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $9 as of March 27, 2020.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at March 27, 2020 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended
	March 27, 2020	March 29, 2019
Net revenue:
U.S.	$2,423	$2,135
Canada	68	55
Total net revenue	$2,491	$2,190

Pre-variable income (loss):
U.S.	$636	$488
Canada	5	(1)
Total pre-variable income	$641	$487

Variable compensation:
U.S.	$331	$240
Canada	7	6
Total variable compensation	$338	$246

Income (loss) before allocations to partners:
U.S.	$305	$248
Canada	(2)	(7)
Total income before allocations to partners	$303	$241

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
March 27, 2020	$1,745	—	1,745	—	(1,745)	$—
December 31, 2019	$1,693	—	1,693	—	(1,693)	$—
(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of all dates presented.

NOTE 12 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Three Months Ended
	March 27, 2020	March 29, 2019
Cash paid for interest	$32	$40
Cash paid for taxes	$3	$2

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$163	$163
Repayment of partnership loans through distributions from partnership capital in current period	$100	$73

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	March 27, 2020	March 29, 2019
Cash and cash equivalents	$1,072	$1,370
Cash and investments segregated under federal regulations	12,269	7,052
Less: Investments segregated under federal regulations	6,499	1,493
Total cash, cash equivalents and restricted cash	$6,842	$6,929

Restricted cash represents cash segregated in special reserve bank accounts for the benefit of U.S. clients pursuant to the Customer Protection Rule, Rule 15c3-3 under the Exchange Act.

NOTE 13 – SUBSEQUENT EVENTS

The spread of COVID-19 and the ongoing response of the U.S. government and various state, local and foreign governments (including the continued imposition of stay-at-home orders and other travel and business restrictions) have continued to adversely affect global business activities. Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results in fiscal 2020. However, the Partnership cannot reliably predict their impact on future periods.

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

Basis of Presentation

The Partnership broadly categorizes its net revenues into four categories: fee revenue, trade revenue, net interest and dividends revenue (net of interest expense) and other revenue.  In the Partnership’s Consolidated Statements of Income, fee revenue is composed of asset-based fees and account and activity fees.  Asset-based fees are generally a percentage of the total value of specific assets in client accounts.  These fees are impacted by client dollars invested in and divested from the accounts which generate asset-based fees and changes in market values of the assets.  Account and activity fees and other revenue are impacted by the number of client accounts and the variety of services provided to those accounts, among other factors.  Trade revenue is composed of commissions and principal transactions revenue. Commissions are earned from the purchase or sale of mutual fund shares and equities, as well as the purchase of insurance products.  Principal transactions revenue primarily results from the Partnership's distribution of, and participation in, principal trading activities in municipal obligations, over-the-counter corporate obligations and certificates of deposit. Trade revenue is impacted by the number of financial advisors, trading volume (client dollars invested), mix of the products in which clients invest, size of trades, margins earned on the transactions and market volatility.  Net interest and dividends revenue is impacted by the amount of cash and investments, receivables from and payables to clients, the variability of interest rates earned and paid on such balances, the number of Interests outstanding, and the balances of Partnership loans.

COVID-19

In the second half of March 2020, markets and interest rates experienced sudden declines due to the global uncertainty from the COVID-19 pandemic, and the effects of these declines are ongoing and will continue to impact financial results. In addition, the full extent of the health crisis and related economic impact is not yet known, which may lead to further market volatility and market declines that will impact the Partnership's overall financial results in fiscal 2020.  Due to the market and interest rate declines experienced in the second half of March 2020, and uncertainty related to the remainder of the year, the Partnership expects future financial results will likely be lower in the second quarter of 2020 compared to the first quarter of 2020 and in fiscal 2020 compared to fiscal 2019, as described below and elsewhere in this Quarterly Report on Form 10-Q.  Such declines could be material.

The Partnership has implemented several measures in response to COVID-19 to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The measures taken include, among other things, closure of branches to public access and establishing the technological capability for branches to serve clients remotely, virtually all home-office associates working remotely with limited exceptions, temporary financial support for certain financial advisors, temporary hiring reductions, wage freezes for certain associates, additional paid time off for associates related to COVID-19, a travel halt, and a pause on certain strategic firm initiatives and new branch and home office real estate projects. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic and is continuing to consider additional potential measures.  Further, in response to COVID-19, the Partnership continues to review its business continuity plans and has had ongoing conversations with third-party providers to ensure the viability of their business operations supporting the Partnership.  The Partnership has not experienced any significant disruptions in providing services to clients.  The impact of COVID-19, as well as the Partnership's response to it, continues to rapidly evolve and is uncertain.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three month periods ended March 27, 2020 and March 29, 2019.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended
	March 27,	March 29,	%
	2020	2019	Change
Revenue:
Fee revenue:
Asset-based	$1,806	$1,559	16%
Account and activity	171	172	-1%
Total fee revenue	1,977	1,731	14%
% of net revenue	79%	79%
Trade revenue	493	368	34%
% of net revenue	20%	17%
Net interest and dividends	51	63	-19%
Other revenue (loss), net	(30)	28	-207%
Net revenue	2,491	2,190	14%
Operating expenses	2,188	1,949	12%
Income before allocations to partners	$303	$241	26%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$35	$30	17%
Advisory programs	$10	$6	67%
Client households at period end	5.6	5.4	4%
Net new assets for the period ($ billions)(2)	$19	$16	19%
Client assets under care ($ billions):
Total:
At period end	$1,157	$1,208	-4%
Average	$1,286	$1,163	11%
Advisory programs(3):
At period end	$391	$392	—
Average	$436	$376	16%
Financial advisors (actual):
At period end	19,027	17,894	6%
Average	18,863	17,763	6%
Attrition %(4)	7.6%	9.6%	n/a
Dow Jones Industrial Average (actual):
At period end	21,637	25,929	-17%
Average for period	26,732	25,118	6%
S&P 500 Index (actual):
At period end	2,541	2,834	-10%
Average for period	3,074	2,718	13%

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

First Quarter 2020 versus First Quarter 2019 Overview

The Partnership ended the first quarter of 2020 with 19,027 financial advisors and $1.16 trillion in client assets under care, which reflect an increase of 6% and a decrease of 4%, respectively, compared to the first quarter of 2019. Declines in market levels at the end of the period due to the significant market volatility in the second half of March 2020 resulted in the decline in client assets under care at the end of the first quarter of 2020 compared to the prior period. Net new assets increased 19% to $19 billion during the first quarter of 2020 compared to the first quarter of 2019.  Average client assets under care increased 11% during the first quarter of 2020 compared to the same period in 2019, due to increases in the market value of client assets and net new assets gathered during the period. Assuming client assets under care in the second quarter of 2020 remain at similar levels to those at the end of the first quarter of 2020, average asset levels for the second quarter of 2020 would be lower than average asset levels for the first quarter of 2020.

Advisory programs' average assets under care increased 16% in the first quarter of 2020 to $436 billion due to the continued investment of client assets into advisory programs and higher average market levels in the first quarter of 2020 compared to the same period in 2019.  However, advisory programs' assets under care at the end of the first quarter of 2020 were slightly down compared to the end of the first quarter of 2019.  Assuming advisory programs' assets under care in the second quarter of 2020 remain at similar levels to those at the end of the first quarter of 2020, advisory programs' average assets under care levels for the second quarter of 2020 would be lower than average asset levels for the first quarter of 2020.

Net revenue increased 14% to $2,491 for the first quarter of 2020 compared to the same period in 2019.  Results reflected a 16% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs in both 2019 and 2020, as well as average market increases. The increase in net revenue also reflected 34% growth in trade revenue due to increased client dollars invested, particularly during market volatility in the second half of March 2020, and overall margin earned. The decrease in other revenue was the result of the significant market volatility in the second half of March 2020, causing an unrealized loss from the decrease in the value of investment securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan. The unrealized loss was offset by lower financial advisor compensation expense.

Operating expenses increased 12% to $2,188 in the first quarter of 2020 compared to 2019, primarily due to an increase in compensation and benefits expense.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased due to an increase in the number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $303, a 26% increase from the first quarter of 2019.

Given the global health, market, employment and economic uncertainty of the COVID-19 pandemic and governmental responses to it, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results, including how its clients, their trading activity, the financial markets or government regulators will respond to such uncertainty. However, with the sharp market declines in the second half of March 2020, the Partnership's financial results will likely be lower as the year progresses. The Partnership's composition of net revenue is heavily weighted towards asset-based fee revenue, which is highly dependent on market performance and asset values. Due to the heightened market volatility resulting from the global pandemic and uncertainty of how long it will last and the resulting global economic impact, and with the potential contraction of the global economy and increased unemployment potentially affecting the Partnership's current and prospective clients, the Partnership could experience continued declines in client assets under care, and net new asset growth may slow in fiscal 2020.  Based on current information, the Partnership could experience a reduction in the market value of client assets under care and net new assets in the second quarter of 2020 compared to the first quarter of 2020 and in fiscal 2020 compared to fiscal 2019, which would result in declines in future asset-based fee revenue and overall net revenue for the same periods.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Given the global health, market, employment and economic uncertainty of COVID-19, the Partnership is unable to reliably predict future client trading activity in response to COVID-19. However, based on current information, the Partnership anticipates that future trade revenue may decline in fiscal 2020 as uncertainty continues.

Additionally, interest rates fell in March 2020 as the Federal Reserve cut the federal funds effective rate to near zero. Given the above-described uncertainties relating to COVID-19, the Partnership is unable to reliably predict future changes to interest rates and balances. Based on current information, however, the Partnership expects continued decreases in net interest and dividends revenue in the second quarter of 2020 compared to the first quarter of 2020 and in fiscal 2020 compared to fiscal 2019.

Although the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results, the Partnership has made several strategic decisions to reduce future operating expenses in an effort to help mitigate the negative impacts of potentially lower revenue on the Partnership's future income before allocations to partners, such as temporary hiring reductions, wage freezes for home office and branch office associates, reduction of discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and new branch and home office real estate projects. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic and is continuing to consider additional potential measures.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 27, 2020 AND MARCH 29, 2019

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 14% to $1,977 in the first quarter of 2020 compared to the same period in 2019.  A discussion of fee revenue components follows.

	Three Months Ended
	March 27,	March 29,	%
	2020	2019	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,300	$1,096	19%
Service fees	340	313	9%
Other asset-based fees	166	150	11%
Total asset-based fee revenue	1,806	1,559	16%
Account and activity fee revenue:
Shareholder accounting services fees	109	107	2%
Other account and activity fee revenue	62	65	-5%
Total account and activity fee revenue	171	172	-1%
Total fee revenue	$1,977	$1,731	14%

Related metrics:
Average U.S. client asset values ($ billions)(1)(2):
Mutual fund assets held outside of advisory programs	$445.0	$397.1	12%
Advisory programs	$429.4	$370.7	16%
Insurance	$75.4	$72.1	5%
Cash solutions	$36.0	$32.9	9%

Shareholder accounting holdings serviced	30.2	28.5	6%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.
(2)	Prior year asset values were reclassified to conform to current year presentation.

Overall asset-based fee revenue increased 16% to $1,806 in the first quarter of 2020 compared to the same period in 2019, primarily due to a 19% increase in revenue from advisory programs fees. Growth in advisory programs fees was due to the continued investment of client assets in advisory programs and higher average market levels in the first quarter of 2020 compared to the same period in 2019.  Asset-based fee revenue also increased due to the increase in service fees revenue in 2020 as a result of the increase in mutual fund assets held outside of advisory programs compared to the prior period.

Given the global health, market, employment and economic uncertainty of the COVID-19 pandemic and governmental responses to it, the Partnership cannot reliably predict the ultimate impact of COVID-19 on client asset values and asset-based revenue.  With the significant market volatility and declining client asset values in the second half of March 2020 from the global COVID-19 pandemic, and based on current information, the Partnership could experience a reduction in the average value of client assets, resulting in decreases in advisory program revenue, service fee revenue and other asset-based fee revenue in the second quarter of 2020 compared to the first quarter of 2020 and in fiscal 2020 compared to fiscal 2019. In addition, with the recent decline in the federal funds rate to near zero and corresponding declines in the interest rates of securities in which the Money Market Fund invests, the Partnership has incurred, and expects to further incur in fiscal 2020, fee waivers in order to maintain a positive client yield on the Money Market Fund, thereby reducing other asset-based fee revenue.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, increased 34% to $493 in the first quarter of 2020 compared to the same period in 2019.  A discussion of trade revenue components follows.

	Three Months Ended
	March 27,	March 29,	%
	2020	2019	Change
Trade revenue:
Commissions revenue:
Equities	$207	$118	75%
Mutual funds	204	145	41%
Insurance products and other	66	70	-6%
Total commissions revenue	$477	$333	43%
Principal transactions	16	35	-54%
Total trade revenue	$493	$368	34%

Related metrics:
Client dollars invested ($ billions)
Equities	$14	$7	100%
Mutual funds	11	7	57%
Insurance products and other	1	2	-50%
Principal transactions	9	14	-36%
Total client dollars invested	$35	$30	17%

Margin per $1,000 invested	$14.1	$12.2	16%
U.S. business days	60	61	-2%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increase in trade revenue was due to an increase in commissions revenue and overall margin earned, partially offset by a decrease in principal transactions revenue. Commissions revenue increased primarily due to additional financial advisors serving clients and an increase in client dollars invested, largely in equities and mutual funds.  As global markets became increasingly volatile in the second half of March 2020 due to the uncertainties surrounding the impacts of COVID-19, resulting in lower securities prices, the Partnership experienced a significant increase in client dollars invested in equities.

Principal transactions revenue decreased as a result of a decrease in client dollars invested and lower margins earned on fixed income products within principal transactions revenue, due in part to the decline in interest rates on those products during the first quarter of 2020.

While the Partnership experienced increased client trade activity during the initial market volatility in the second half of March 2020, the increased client trade activity and resulting increase in trade revenue began to subside at the end of the March 2020. Given the global health, market, employment and economic uncertainty of COVID-19, the Partnership is unable to reliably predict future client trading activity in response to COVID-19, and future trade revenue may decline in fiscal 2020 as uncertainty continues.

Net Interest and Dividends

Net interest and dividends revenue decreased 19% to $51 in the first quarter of 2020 compared to the same period in 2019 as a result of the record low interest rates in March 2020 as the Federal Reserve reduced the federal funds effective rate to near zero. Despite increases in short-term investment balances, interest revenue decreased due to the lower federal funds rate compared to the prior period. Interest revenue also decreased due to lower interest earned on lower client margin balances. The decrease in interest revenue was partially offset by a decrease in customer credit interest expense in 2020 compared to the same period in 2019.

Given the uncertainty of the ongoing impacts of COVID-19 on the global economy, the Partnership is unable to reliably predict future changes to interest rates. Based on current information, however, the Partnership expects continued decreases in net interest and dividends revenue in the second quarter of 2020 compared to the first quarter of 2020 and in fiscal 2020 compared to fiscal 2019.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses increased 12% in the first quarter of 2020 compared to the same period in 2019, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Three Months Ended
	March 27,	March 29,	%
	2020	2019	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$1,030	$917	12%
Home office and branch	396	373	6%
Variable compensation	338	246	37%
Total compensation and benefits	1,764	1,536	15%

Occupancy and equipment	131	119	10%
Communications and data processing	101	86	17%
Fund sub-adviser fees	42	36	17%
Advertising	24	24	0%
Professional and consulting fees	29	23	26%
Postage and shipping	12	15	-20%
Other operating expenses	85	110	-23%
Total operating expenses	$2,188	$1,949	12%

Related metrics (actual):
Number of branches:
At period end	15,229	14,419	6%
Average	15,159	14,289	6%
Financial advisors:
At period end	19,027	17,894	6%
Average	18,863	17,763	6%
Branch office administrators(1):
At period end	17,220	16,441	5%
Average	17,046	16,281	5%
Home office associates(1):
At period end	7,152	6,876	4%
Average	7,112	6,872	3%
Home office associates(1) per 100 financial advisors (average)	37.7	38.7	-3%
Branch office administrators(1) per 100 financial advisors (average)	90.4	91.7	-1%
Operating expenses per financial advisor (average)(2)	$41,245	$42,223	-2%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

For the first quarter of 2020, operating expenses increased 12% to $2,188 compared to the same period in 2019. The increase was primarily due to compensation and benefits expense (described below) increasing 15% to $1,764 for the first quarter of 2020. The increase in the first quarter of 2020 was also a result of a 17% increase in communications and data processing expense and a 10% increase in occupancy and equipment expense primarily due to growth in the number of branches.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial advisor compensation and benefits expense increased 12% in the first quarter of 2020 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 6% in the first quarter of 2020, primarily due to an increase in the number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 3% and 5%, respectively, for the first quarter of 2020.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and net margin earned.  A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 37% to $338 in the first quarter of 2020 due to an increase in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. Given the uncertainty of the ongoing impacts of COVID-19, the Partnership cannot reliably predict their effects on profitability and variable compensation. Based on current information, however, the Partnership expects that it will likely experience a decline in variable compensation expense in fiscal 2020 compared to fiscal 2019.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the first quarter of 2020, the average number of home office associates and BOAs per 100 financial advisors decreased 3% and 1%, respectively, in the first quarter of 2020.  The operating expenses per financial advisor decreased 2% in the first quarter of 2020 due to the larger increase in the number of financial advisors compared to the increases in home office and branch compensation and benefits and other operating expenses described above. While the Partnership’s longer-term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff, the near-term growth will be slowed due to recent temporary hiring reductions.  In addition, effects of COVID-19 on financial advisor attrition are uncertain and cannot be reliably predicted; however, the Partnership anticipates that attrition could increase due to potentially lower compensation.

Given the uncertainty of the ongoing impacts of COVID-19, the Partnership has made strategic decisions to support the health and well-being of its clients and associates while also reducing future operating expenses, such as temporary reductions to hiring of new financial advisors, BOAs and home office associates, as well as certain wage freezes, all of which may slow the growth of compensation and benefits expense in fiscal 2020.  The Partnership has also decreased discretionary spending, implemented a travel halt and temporarily paused spending on certain strategic firm initiatives and new branch and home office real estate projects. Controlling costs could help reduce the impact that the potential decrease in Partnership revenue could have on future profitability. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic and is continuing to consider additional potential measures.  The Partnership anticipates some increase to compensation and benefits expenses related to cancellation costs for financial advisor travel and higher medical claims for associates.

Segment Information

The Partnership has two operating and reportable segments based upon geographic location, the U.S. and Canada.  Canada segment information, as reported in the following table, is based upon the consolidated financial statements of the Partnership’s Canada operations.  The U.S. segment information is derived from the Consolidated Financial Statements less the Canada segment information as presented.  Pre-variable income represents income before variable compensation expense and before allocations to partners.  This is consistent with how management views the segments to assess performance.  COVID-19 is a global pandemic that has resulted in rapid changes and significant uncertainty; however, based on current information, the Partnership expects COVID-19 to impact the future financial results of the segments similarly.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended
	March 27,	March 29,	%
	2020	2019	Change
Net revenue:
U.S.	$2,423	$2,135	13%
Canada	68	55	24%
Total net revenue	2,491	2,190	14%

Operating expenses (excluding variable compensation):
U.S.	1,787	1,647	9%
Canada	63	56	13%
Total operating expenses	1,850	1,703	9%

Pre-variable income (loss):
U.S.	636	488	30%
Canada	5	(1)	-600%
Total pre-variable income	641	487	32%

Variable compensation:
U.S.	331	240	38%
Canada	7	6	17%
Total variable compensation	338	246	37%

Income (loss) before allocations to partners:
U.S.	305	248	23%
Canada	(2)	(7)	—
Total income before allocations to partners	$303	$241	26%

Client assets under care ($ billions):
U.S.
At period end	$1,133.9	$1,182.9	-4%
Average	$1,259.7	$1,138.8	11%
Canada
At period end	$23.3	$25.2	-8%
Average	$26.5	$24.3	9%

Net new assets for the period ($ billions):
U.S.	$18.0	$15.2	18%
Canada	$0.6	$0.4	50%

Financial advisors (actual):
U.S.
At period end	18,124	17,059	6%
Average	17,977	16,939	6%
Canada
At period end	903	835	8%
Average	886	824	8%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the first quarter of 2020, net revenue increased 13% to $2,423 compared to the same period in 2019, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 16% to $1,763 in the first quarter of 2020 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in the first quarter of 2020 compared to the same period in 2019.  The increase in net revenue also reflected growth in trade revenue of 35% to $479 in the first quarter of 2020, due to an increase in client dollars invested and overall margin earned, compared to the same period in 2019.

Operating expenses (excluding variable compensation) increased 9% to $1,787 in the first quarter of 2020 compared to the same period in 2019, primarily due to an increase in compensation and benefits expenses for financial advisors and home office and branch associates.  Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to an increase in the number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages.

Canada

For the first quarter of 2020, net revenue increased 24% to $68 compared to the same period in 2019, primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 19% to $43 in the first quarter of 2020 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels.

Operating expenses (excluding variable compensation) increased 13% to $63 in the first quarter of 2020 due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q for the period ended March 27, 2020, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the SEC's Regulation Best Interest and Form CRS Relationship Summary and accompanying guidance.

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 32% and 33% of its total revenue was derived from sales and services related to mutual fund and insurance products for the three month periods ended March 27, 2020 and March 29, 2019, respectively. In addition, the Partnership derived 14% of its total revenue for both of the three month periods ended March 27, 2020 and March 29, 2019 from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

Significant reductions in these revenues due to changes in mutual fund fee structures that result in decreased margins earned, regulatory reform or other changes to the Partnership’s relationship with mutual fund or insurance companies could have a material adverse effect on the Partnership’s results of operations, financial condition, and liquidity.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

The Partnership requires liquidity to cover its operating expenses, net capital requirements, capital expenditures, distributions to partners and redemptions of Partnership interests, as well as to facilitate client transactions.  The principal sources for meeting the Partnership’s liquidity requirements include existing liquidity and capital resources of the Partnership, discussed further below, and funds generated from operations.  The Partnership believes that the liquidity provided by these sources will be sufficient to meet its capital and liquidity requirements for the next twelve months.  Depending on conditions in the capital markets and other factors, the Partnership will, from time to time, consider the issuance of debt and additional Partnership capital, the proceeds of which could be used to meet growth needs or for other purposes.

As of March 27, 2020, the Partnership had $2.8 billion in highly liquid investments (including $485 that was segregated for clients on March 31, 2020), $3.1 billion in Partnership capital and no debt.  The Partnership has committed and uncommitted lines of credit in place should the need arise but has not drawn upon these lines.  The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

The Partnership maintains required deposits for client securities transactions with depositories and clearing organizations.  As a result of significant market volatility and trading volumes experienced in the second half of March 2020, the Partnership's daily deposit increased approximately $330 from December 31, 2019 to approximately $365 as of March 27, 2020.  Following quarter end, the required deposit has declined but remained higher than historical averages.  To the extent market volatility or trading volumes reach or exceed levels experienced during the second half of March 2020, the deposit requirement could increase.

Partnership Capital

The Partnership’s growth in capital has historically been the result of the sale of Interests to its associates and existing limited partners, the sale of subordinated limited partnership interests to its current or retiring general partners, and retention of general partner earnings.

The Partnership filed a Registration Statement on Form S-8 with the SEC on January 12, 2018, to register $450 of Interests issuable pursuant to the 2018 Plan.  The Partnership issued approximately $380 and $1 of Interests under the 2018 Plan on January 2, 2019 and January 2, 2020, respectively. The remaining $69 of Interests may be issued under the 2018 Plan at the discretion of the Managing Partner in the future.  Proceeds from the offering under the 2018 Plan are expected to be used for working capital and general firm purposes and to ensure there is adequate general liquidity of the Partnership for future needs.  The issuance of Interests reduces the Partnership’s net interest income and profitability.

The Partnership’s capital subject to mandatory redemption at March 27, 2020, net of reserve for anticipated withdrawals, was $3,056, an increase of $99 from December 31, 2019.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($30) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $49 and $163, respectively), partially offset by the net increase in Partnership loans outstanding ($63) and redemption of limited partner, subordinated limited partner and general partner interests ($3, $35 and $43, respectively).  During the three month periods ended March 27, 2020 and March 29, 2019, the Partnership retained 13.8% of income allocated to general partners.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of March 27, 2020
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,247	$541	$1,691	$3,479
Partnership capital owned by partners with individual loans	$382	$1	$940	$1,323
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	31%	0%	56%	38%

Individual loans:
Individual bank loans	$96	$—	$—	$96
Individual Partnership loans	—	1	422	423
Total individual loans	$96	$1	$422	$519
Individual loans as a percent of total Partnership capital	8%	0%	25%	15%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	100%	45%	39%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	March 27,	December 31,
	2020	2019
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	290
Total bank lines of credit	$890	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of March 27, 2020, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

In addition, the Partnership has multiple uncommitted lines of credit, including the $390 of uncommitted secured lines of credit that are subject to change at the discretion of the banks.  The amount available on one of the uncommitted lines of credit and the associated collateral requirements are at the bank's discretion upon the event of a borrowing.  Based on credit market conditions and the uncommitted nature of these credit facilities, it is possible that these lines of credit could decrease or not be available in the future.  Actual borrowing availability on the uncommitted secured lines is based on availability of client margin securities or firm-owned securities, which would serve as collateral on loans in the event the Partnership borrowed against these lines.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of March 27, 2020 or December 31, 2019.  In addition, the Partnership did not have any draws against these lines of credit during the three month period ended March 27, 2020.

Cash Activity

As of March 27, 2020, the Partnership had $1,072 in cash and cash equivalents and $1,745 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $2,817 of Partnership liquidity as of March 27, 2020, a 4% ($110) increase from $2,707 at December 31, 2019.  The Partnership had $12,269 and $10,387 in cash and investments segregated under federal regulations as of March 27, 2020 and December 31, 2019, respectively, which was not available for general use. As of March 27, 2020, $6,499 of the cash and investments segregated under federal regulations balance consisted of U.S. treasuries, compared with $3,394 as of December 31, 2019.  Given global health, market, employment and economic uncertainty from COVID-19, the Partnership increased the proportion of U.S. treasuries to focus on principal protection of the portfolio.  There was an increase in cash held in clients' accounts, resulting in an increase in cash and investments segregated under federal regulations. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	March 27,	December 31,
	2020	2019	% Change
U.S.:
Net capital	$1,267	$1,244	2%
Net capital in excess of the minimum required	$1,211	$1,188	2%
Net capital as a percentage of aggregate debit items	45.4%	44.2%	3%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	23.7%	26.4%	-10%

Canada:
Regulatory risk-adjusted capital	$38	$40	-5%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$35	$38	-8%

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

There have been no material changes to the Partnership’s disclosures of recently issued and adopted accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  See Note 2 of this Quarterly Report on Form 10-Q for recently adopted accounting standards.

EXECUTIVE COMMITTEE CHANGES

After seventeen years of service to Edward Jones and the Partnership, Vincent J. Ferrari, general partner of the Partnership, member of the Partnership’s Executive and Management Committees, Chairman of the Partnership’s Audit Committee and the Partnership’s Chief Administrative Officer, has announced his intention to retire effective December 31, 2020. Mr. Ferrari joined Edward Jones in 2003 as a senior director in Information Systems. He was named a principal in 2004 and Chief Information Officer in 2007. Mr. Ferrari chaired the Security Industry Institute (“SII”) Wharton program for 2017 through 2019, currently serves on the SII Board of Trustees, and previously served on the Securities Industry Association Technology Committee, including as its chair in 2006.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets, and actions of the U.S. Federal Reserve and/or central banks outside of the United States; (2) regulatory actions; (3) changes in legislation or regulation; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the period ended March 27, 2020. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Recently, the spread and rapid evolution of COVID-19 and various governments’ responses to the pandemic have adversely affected the global economy and have resulted in significant uncertainty, which could continue to negatively impact our future business operations and financial results. With the sudden and significant nature of the March market and interest rate declines in the second half of the month, these declines have not yet fully impacted the Partnership's financial results, and the Partnership expects that financial results will likely be lower throughout the year.

The Partnership has implemented several measures in response to COVID-19 to support the health and well-being of its clients, partners and associates, as well as measures to optimize firm resources and control costs but cannot provide any assurance that such measures will be successful. The Partnership expects that financial results will most likely be lower, perhaps significantly lower, in the second quarter of 2020 compared to the first quarter of 2020 and in fiscal 2020 compared to fiscal 2019, depending on the future economic and market impacts. The potential effects of the pandemic and interest rate reductions made in continued response to the pandemic on certain of the Partnership’s financial results have been disclosed in Note 13 and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. However, actual results with respect to such items will vary from the assumed amounts and the variation could be material. Accordingly, you should not rely on these descriptions because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.9 billion and $13.1 billion, respectively, for the three month period ended March 27, 2020.  These margin receivables and investments earned interest at an average annual rate of approximately 447 and 133 basis points (4.47% and 1.33%), respectively, during the first three months of 2020.  However, as of March 27, 2020, the Partnership's margin receivables and investments earned 419 and 33 basis points (4.19% and 0.33%), respectively. Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $107 million.  Conversely, the Partnership estimates that a 100 basis point (1.00%) decrease in short-term interest rates could decrease the Partnership’s annual net interest income by approximately $104 million. Assuming interest rates and balances as of March 27, 2020 remain unchanged, the Partnership estimates that its net interest and dividends revenue could decline by approximately $145 for fiscal 2020 compared to fiscal 2019. Actual results likely will vary from those estimates and the variation could be material.

For information related to the impacts of COVID-19 on interest rates and the Partnership's market risk, see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of March 27, 2020.

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

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II. The following risk factors supplement the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

COVID-19 GLOBAL PANDEMIC — Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results.

Recently, the spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets.  The effects of the sudden and significant market downturn in the second half of March 2020 are ongoing and will likely result in a negative impact on the Partnership's business operations and financial results in fiscal 2020.  In particular, the Partnership may experience lower asset-based revenue due to declines in the market value of client assets on which asset-based revenue is earned and lower interest revenue due to decreases in the federal funds rate and increased fee waivers in order to maintain a positive client yield on the Money Market Fund.

In response to the COVID-19 global pandemic, the uncertainty of its duration and the potentially negative impacts on the Partnership's business operations and financial results, the Partnership has implemented several measures to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The measures taken include, among other things, closure of branches to public access and establishing the technological capability for branches to serve clients remotely, as well as virtually all home-office associates working remotely with limited exceptions. Such remote work may limit financial advisors' ability to obtain new clients and maintain existing client relationships through face-to-face client interactions. Additionally, the Partnership has reduced hiring of new financial advisors in light of the COVID-19 pandemic, which may lower the Partnership's ability for growth. Slower growth rates in the number of financial advisors, client accounts and net new assets could have an adverse impact on revenue the Partnership receives from commissions and asset-based fees and on its results of operations.

Potentially lower asset-based fees and trade revenue resulting from the market uncertainty in response to COVID-19 could reduce commissions, bonuses, travel benefits and branch profitability for financial advisors. The effects of COVID-19 on financial advisor attrition are uncertain and cannot be reliably predicted; however, the Partnership anticipates that these potentially negative impacts to financial advisor compensation and benefits may result in increased financial advisor attrition. The Partnership may experience increased costs from providing temporary financial assistance to certain financial advisors in attempts to help support some financial advisors that may be experiencing financial hardship while also potentially mitigating heightened attrition rates.

Additionally, in an effort to help mitigate the negative impacts of potentially lower revenue on the Partnership's future income before allocations to partners, the Partnership has temporarily paused certain strategic firm initiatives designed to enhance the firm's competitive advantage.

PART II. OTHER INFORMATION

Item 1A. Risk Factors, continued

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

General political and economic conditions and events such as U.S. fiscal and monetary policy, economic recession, governmental shutdown, trade tensions and disputes, global economic slowdown, widespread health epidemics or pandemics, natural disasters, terrorist attacks, war, changes in local and national economic and political conditions, regulatory changes or changes in the law, or interest rate or currency rate fluctuations could create a downturn in the U.S. and/or global securities markets. The securities industry is, and therefore the Partnership is, highly dependent upon market prices and volumes which are highly unpredictable and volatile in nature. Events such as global recession, frozen credit markets, and institutional failures could make the capital markets increasingly volatile. Weakened global economic conditions and unsettled financial markets, among other things, could cause significant declines in the Partnership’s net revenues which would adversely impact its overall financial results.

The Partnership’s composition of net revenue is heavily weighted towards asset-based fee revenue, and a decrease in the market value of assets would have a negative impact on the Partnership’s financial results due to the fact that asset-based fees are earned on the market value of the underlying client assets. A market decline could have a greater negative impact on revenues and profitability than experienced in prior years due to the increasing proportion of asset-based revenues. Market volatility could also cause clients to move their investments to lower margin products, or withdraw them, which could have an adverse impact on the profitability of the Partnership. The Partnership could also experience a material reduction in volume and lower securities prices in times of market volatility, which would result in lower trade and asset-based fee revenue, decreased margins and losses in firm inventory accounts. Current and potential market changes to fee structures in the mutual funds industry have resulted in and may continue to result in decreased margins and therefore lower revenues. In the event of a significant reduction in revenues and depending on the amount of fixed financial advisor compensation at that time, the Partnership could experience a material adverse impact on the profitability of the Partnership.

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

Refer to the preceding risk factor for specific market conditions and risks related to the current COVID-19 pandemic.

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

There is a high degree of uncertainty surrounding Legislative and Regulatory Initiatives. Current Legislative and Regulatory Initiatives have resulted in an increasingly complex environment in which the Partnership conducts its business. As such, the Partnership cannot reliably predict when or if any of the proposed or potential Legislative and Regulatory Initiatives will be enacted, when or if any enacted Legislative and Regulatory Initiatives will be implemented,

PART II. OTHER INFORMATION

Item 1A. Risk Factors, continued

whether there will be any changes to enacted or proposed Legislative and Regulatory Initiatives or the impact that any Legislative and Regulatory Initiatives will have on the Partnership.

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance"). On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest. On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history. Regulation Best Interest and Form CRS and its rule became effective September 10, 2019, with a compliance date of June 30, 2020. On June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser."  On April 2, 2020, the SEC confirmed that the June 30, 2020 compliance date for Regulation Best Interest and Form CRS would remain in effect notwithstanding disruptions in the securities industry due to COVID-19.

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

The Partnership is continuing to dedicate significant resources to interpret and address the Rules and Guidance, as well as the Client Focused Reforms, to identify any potential changes to be made by their respective compliance dates, and to assess the potential impact on the Partnership's business. The final implementation of these rules may have an adverse effect on the Partnership's financial condition and results of operations.

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

Seventh Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated September 17, 2019, incorporated by reference from Exhibit 3.8 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended September 27, 2019.

3.10	*

Eighth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated November 19, 2019, incorporated by reference from Exhibit 3.10 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

3.11	*

Ninth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated December 18, 2019, incorporated by reference from Exhibit 3.11 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

3.12	*

Tenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated January 21,2020, incorporated by reference from Exhibit 3.12 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

3.13	*

Eleventh Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated February 18,2020, incorporated by reference from Exhibit 3.13 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

Exhibit Number		Description
3.14	**	Twelfth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 19, 2020.
4.1	*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended, of The Jones Financial Companies, L.L.L.P, incorporated by reference from Exhibit 4.1 to The Jones Financial Companies, L.L.L.P. Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
May 8, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	May 8, 2020
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2020
Kevin D. Bastien