Form 10-Q
period 2020-06-26
JONES FINANCIAL COMPANIES LLLP
filed 2020-08-10
CIK 815917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2020

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

As of July 31, 2020, 1,242,141 units of limited partnership interest (“Interests”) are outstanding, each representing $1,000 of limited partner capital.  There is no public or private market for such Interests.

THE JONES FINANCIAL COMPANIES, L.L.L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 26,	December 31,
(Dollars in millions)	2020	2019
ASSETS:
Cash and cash equivalents	$1,228	$1,014
Cash and investments segregated under federal regulations	13,012	10,387
Securities purchased under agreements to resell	1,443	1,693
Receivables from:
Clients	3,260	3,328
Mutual funds, insurance companies and other	691	661
Brokers, dealers and clearing organizations	256	204
Securities owned, at fair value:
Investment securities	395	332
Inventory securities	59	50
Lease right-of-use assets	890	876
Equipment, property and improvements, at cost, net of accumulated depreciation and amortization	634	616
Other assets	87	156

TOTAL ASSETS	$21,955	$19,317

LIABILITIES:
Payables to:
Clients	$15,961	$12,891
Brokers, dealers and clearing organizations	116	66
Lease liabilities	907	898
Accrued compensation and employee benefits	1,402	1,747
Accounts payable, accrued expenses and other	277	351
	18,663	15,953
Contingencies (Note 9)

Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals and partnership loans:
Limited partners	1,244	1,249
Subordinated limited partners	539	523
General partners	1,331	1,185
Total	3,114	2,957
Reserve for anticipated withdrawals	178	407
Total partnership capital subject to mandatory redemption	3,292	3,364

TOTAL LIABILITIES	$21,955	$19,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in millions, except per unit information and units outstanding)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenue:
Fee revenue
Asset-based	$1,718	$1,665	$3,524	$3,224
Account and activity	160	165	331	337
Total fee revenue	1,878	1,830	3,855	3,561
Trade revenue	395	401	888	769
Interest and dividends	41	110	124	213
Other revenue, net	34	20	4	48
Total revenue	2,348	2,361	4,871	4,591
Interest expense	23	42	55	82
Net revenue	2,325	2,319	4,816	4,509
Operating expenses:
Compensation and benefits	1,646	1,616	3,410	3,152
Occupancy and equipment	130	123	261	242
Communications and data processing	106	99	207	185
Fund sub-adviser fees	44	39	86	75
Professional and consulting fees	23	29	52	52
Advertising	12	18	36	42
Postage and shipping	14	14	26	29
Other operating expenses	62	96	147	206
Total operating expenses	2,037	2,034	4,225	3,983

Income before allocations to partners	288	285	591	526

Allocations to partners:
Limited partners	42	43	92	80
Subordinated limited partners	34	34	69	63
General partners	212	208	430	383
Net Income	$—	$—	$—	$—

Income allocated to limited partners per weighted average $1,000 equivalent limited partnership unit outstanding	$33.10	$34.55	$68.00	$63.75

Weighted average $1,000 equivalent limited partnership units outstanding	1,244,724	1,258,842	1,246,549	1,260,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

SUBJECT TO MANDATORY REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2020

(Unaudited)

(Dollars in millions)	Limited Partnership Capital	Subordinated Limited Partnership Capital	General Partnership Capital	Total

TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, DECEMBER 31, 2019	$1,359	$566	$1,439	$3,364
Reserve for anticipated withdrawals	(110)	(43)	(254)	(407)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, December 31, 2019	$1,249	$523	$1,185	$2,957
Partnership loans outstanding, December 31, 2019	—	4	356	360
Total partnership capital, including capital financed with partnership loans, net of reserve for anticipated withdrawals, December 31, 2019	1,249	527	1,541	3,317
Issuance of partnership interests	1	49	163	213
Redemption of partnership interests	(3)	(35)	(43)	(81)
Income allocated to partners	50	35	218	303
Distributions	—	—	(5)	(5)
Total partnership capital, including capital financed with partnership loans, March 27, 2020	1,297	576	1,874	3,747
Issuance of partnership interests	—	—	—	—
Redemption of partnership interests	(3)	(1)	(2)	(6)
Income allocated to partners	42	34	212	288
Distributions	(14)	(58)	(277)	(349)
Total partnership capital, including capital financed with partnership loans, June 26, 2020	1,322	551	1,807	3,680
Partnership loans outstanding	—	(1)	(387)	(388)
TOTAL PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION, JUNE 26, 2020	$1,322	$550	$1,420	$3,292
Reserve for anticipated withdrawals	(78)	(11)	(89)	(178)
Partnership capital subject to mandatory redemption, net of reserve for anticipated withdrawals, June 26, 2020	$1,244	$539	$1,331	$3,114

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in millions)	June 26, 2020	June 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Income before allocations to partners	591	526
Depreciation and amortization	62	54

Changes in assets and liabilities:
Investments segregated under federal regulations	(4,702)	(595)
Securities purchased under agreements to resell	250	(480)
Net payable to clients	3,138	(308)
Net receivable from brokers, dealers and clearing organizations	(2)	(32)
Receivable from mutual funds, insurance companies and other	(30)	(62)
Securities owned	(72)	(59)
Lease right-of-use assets	(14)	(23)
Other assets	69	16
Lease liabilities	9	36
Accrued compensation and employee benefits	(345)	(174)
Accounts payable, accrued expenses and other	(74)	(61)
Net cash used in operating activities	(1,120)	(1,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, property and improvements	(80)	(82)
Cash used in investing activities	(80)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of partnership interests	50	430
Redemption of partnership interests	(87)	(75)
Distributions from partnership capital	(626)	(555)
Net cash used in financing activities	(663)	(200)
Net decrease in cash, cash equivalents and restricted cash	(1,863)	(1,444)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	8,007	8,737
End of period	$6,144	$7,293

See Note 12 for additional cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

THE JONES FINANCIAL COMPANIES, L.L.L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

NOTE 1 – INTRODUCTION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Jones Financial Companies, L.L.L.P. and all wholly-owned subsidiaries (collectively, the “Partnership” or "JFC").  The financial position of the Partnership’s subsidiaries in Canada as of May 31, 2020 and November 30, 2019 are included in the Partnership’s Consolidated Statements of Financial Condition and the results for the three and six month periods ended May 31, 2020 and 2019 are included in the Partnership’s Consolidated Statements of Income, Consolidated Statements of Changes in Partnership Capital Subject to Mandatory Redemption, and Consolidated Statements of Cash Flows because of the timing of the Partnership’s financial reporting process.

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

The Consolidated Financial Statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates by management in determining the Partnership’s assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  The current coronavirus (COVID-19) pandemic and the ongoing response of the U.S. government and various state, local and foreign governments have adversely affected global business activities and have resulted in significant uncertainty in the global economy and volatility in financial markets. Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results in fiscal 2020. However, the Partnership cannot reliably predict their impact on future periods. The recent financial impacts of COVID-19 were included in the Partnership's estimates for assets, liabilities, revenues and expenses as of June 26, 2020. The Partnership has evaluated subsequent events for recognition and disclosure through the date these Consolidated Financial Statements were issued and identified no matters requiring disclosure.

The interim financial information included herein is unaudited.  However, in the opinion of management, such information includes all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair statement of the results of interim operations.

There have been no material changes to the Partnership’s significant accounting policies or disclosures of recently issued accounting standards as described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), except as disclosed in Note 2 herein.  The results of operations for the three and six month periods ended June 26, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. These unaudited Consolidated Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Annual Report.

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

NOTE 3 – CURRENT EXPECTED CREDIT LOSSES

The Partnership individually assessed the current expected credit loss for assets in scope of ASU 2016-13 below.

Receivables from Clients

Receivables from clients is primarily composed of margin loan balances. The value of securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements.  Collateral held as of June 26, 2020 and January 1, 2020 was $3,808 and $3,915, respectively, and was not repledged or sold.  The Partnership considers these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.

To estimate expected credit losses on margin loans, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of collateral at the reporting date. Margin loans are limited to a fraction of the total value of the securities held in the client's account against those loans.  In accordance with Financial Industry Regulatory Authority (“FINRA”) rules, the Partnership requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the loan to the client is no greater than 75% of the value of the securities in the account (or to sell a sufficient amount of securities in order to maintain this percentage).  The Partnership, however, generally imposes a more stringent maintenance requirement, which requires that the loan to the client be no greater than 65% of the value of the securities in the account. As such, the Partnership reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of margin loans and, as a result, the Partnership considers credit risk related to these receivables to be minimal. The fair value of collateral was higher than the amortized cost basis for virtually all margin loans as of June 26, 2020 and January 1, 2020, and the expected credit loss for those loans was zero for each period. In limited circumstances, a margin loan may become undercollateralized. When this occurs, the Partnership records a reserve for the undercollateralized portion of the loan, which was an immaterial amount as of June 26, 2020 and January 1, 2020.

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

To estimate expected credit losses on the resale agreements, the Partnership applied the collateral maintenance practical expedient by comparing the amortized cost basis of the resale agreements with the fair value of collateral at the reporting date. The counterparties are all financial institutions that the Partnership considers to be reputable and reliable, and the Partnership reasonably expects the counterparties will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the value of the resale agreements. The fair value of collateral, plus accrued interest, was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of June 26, 2020 and January 1, 2020, and the expected credit loss was zero for each period.

Partnership Loans

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners who require financing for some or all of their Partnership capital contributions as discussed in more detail in Note 7.  General partners and subordinated limited partners must repay any amount of principal and interest outstanding on their Partnership loans prior to receiving a return of their Partnership capital. The loan value never exceeds the value of capital allocated to the partner, and there has been no historical loss on Partnership loans.  As such, the risk of loss is remote, and the expected credit loss was zero as of June 26, 2020 and January 1, 2020.

Receivables from Revenue Contracts with Customers

The majority of the Partnership's receivables are collateralized financial assets, including advisory program fees, retirement fees, mutual fund and insurance service fees, and fund advisor fees, because the fees are paid out of client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the collateral value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. In addition, the receivables have a short duration, generally due within 30 to 90 days, and there is no historical evidence of market declines that would cause the fair value of the underlying collateral to decline below the amortized cost of the receivables. The Partnership considered current conditions, and there is not a foreseeable expectation of an event or change which would result in the receivables being undercollateralized or unpaid. The expected credit loss for receivables from revenue contracts with customers was zero as of June 26, 2020 and January 1, 2020.

NOTE 4 – LEASES

For the three and six month periods ended June 26, 2020 and June 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $76 and $151 and $70 and $137, respectively, and lease right-of-use assets obtained in exchange for new operating lease liabilities were $75 and $161 and $110 and $177, respectively.  The weighted-average remaining lease term was four years as of both June 26, 2020 and December 31, 2019, and the weighted-average discount rate was 2.9% and 3.2%, respectively.

For the three and six month periods ended June 26, 2020 and June 28, 2019, operating lease costs were $75 and $149 and $70 and $136, respectively, and variable lease costs not included in the lease liability were $15 and $30 and $13 and $27, respectively. Total lease costs for the three and six month periods ended June 26, 2020 and June 28, 2019 were $90 and $179 and $83 and $163, respectively. The Partnership's future undiscounted cash outflows for operating leases are summarized below as of:

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, continued

	June 26,	December 31,
	2020	2019
2020	$152	$283
2021	269	239
2022	214	183
2023	158	128
2024	95	65
Thereafter	86	63
Total lease payments	974	961
Less: Interest	67	63
Total present value of lease liabilities	$907	$898

While the rights and obligations for leases that have not yet commenced are not significant, the Partnership typically enters into branch office leases for new locations regularly. Given the current state of the global economy in response to the COVID-19 pandemic, the Partnership has temporarily paused entering into new branch lease arrangements.

NOTE 5 – REVENUE

As of June 26, 2020 and December 31, 2019, $479 and $470, respectively, of the receivable from clients balance and $267 and $291, respectively, of the receivable from mutual funds, insurance companies and other balance related to revenue contracts with customers.

The Partnership derived 13% and 14% of its total revenue for the three and six month periods ended June 26, 2020, respectively, and 14% of its total revenue for both of the three and six month periods ended June 28, 2019 from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership's U.S. segment.

The following table shows the Partnership's disaggregated revenue information. See Note 10 for segment information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Three Months Ended June 26, 2020			Three Months Ended June 28, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,238	$20	$1,258	$1,161	$17	$1,178
Service fees	304	19	323	308	22	330
Other asset-based fees	137	—	137	157	—	157
Total asset-based fee revenue	1,679	39	1,718	1,626	39	1,665
Account and activity fee revenue:
Shareholder accounting services fees	104	—	104	107	—	107
Other account and activity fee revenue	53	3	56	55	3	58
Total account and activity fee revenue	157	3	160	162	3	165
Total fee revenue	1,836	42	1,878	1,788	42	1,830
Trade revenue:
Commissions	364	14	378	360	13	373
Principal transactions	16	1	17	27	1	28
Total trade revenue	380	15	395	387	14	401
Total revenue from customers	2,216	57	2,273	2,175	56	2,231
Net interest and dividends and other revenue	45	7	52	81	7	88
Net revenue	$2,261	$64	$2,325	$2,256	$63	$2,319

	Six Months Ended June 26, 2020			Six Months Ended June 28, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$2,519	$39	$2,558	$2,242	$32	$2,274
Service fees	620	43	663	600	43	643
Other asset-based fees	303	—	303	307	—	307
Total asset-based fee revenue	3,442	82	3,524	3,149	75	3,224
Account and activity fee revenue:
Shareholder accounting services fees	213	—	213	214	—	214
Other account and activity fee revenue	112	6	118	117	6	123
Total account and activity fee revenue	325	6	331	331	6	337
Total fee revenue	3,767	88	3,855	3,480	81	3,561
Trade revenue:
Commissions	828	27	855	682	24	706
Principal transactions	31	2	33	61	2	63
Total trade revenue	859	29	888	743	26	769
Total revenue from customers	4,626	117	4,743	4,223	107	4,330
Net interest and dividends and other revenue	58	15	73	168	11	179
Net revenue	$4,684	$132	$4,816	$4,391	$118	$4,509

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 6 – FAIR VALUE

The Partnership's valuation methodologies for financial assets and financial liabilities measured at fair value and the fair value hierarchy are described in Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 of the Partnership's Annual Report.  There have been no material changes to the Partnership's valuation methodologies since December 31, 2019.

The Partnership did not have any assets or liabilities categorized as Level III during the six and twelve month periods ended June 26, 2020 and December 31, 2019, respectively.

The following tables show the Partnership’s financial assets measured at fair value:

	Financial Assets at Fair Value as of
	June 26, 2020
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$201	$—	$201
U.S treasuries	200	—	—	200
Total cash equivalents	$200	$201	$—	$401

Investments segregated under federal regulations:
U.S. treasuries	$7,996	$—	$—	$7,996
Certificates of deposit	—	100	—	100
Total investments segregated under federal regulations	$7,996	$100	$—	$8,096

Securities owned:
Investment securities:
Mutual funds(1)	$300	$—	$—	$300
Government and agency obligations	90	—	—	90
Equities	3	—	—	3
Certificates of deposit	—	2	—	2
Total investment securities	$393	$2	$—	$395

Inventory securities:
Equities	$26	$—	$—	$26
State and municipal obligations	—	18	—	18
Mutual funds	9	—	—	9
Corporate bonds and notes	—	5	—	5
Certificates of deposit	—	1	—	1
Total inventory securities	$35	$24	$—	$59

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

	Financial Assets at Fair Value as of
	December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents:
Certificates of deposit	$—	$326	$—	$326

Investments segregated under federal regulations:
U.S. treasuries	$3,394	$—	$—	$3,394

Securities owned:
Investment securities:
Mutual funds(1)	$328	$—	$—	$328
Government and agency obligations	3	—	—	3
Equities	1	—	—	1
Total investment securities	$332	$—	$—	$332

Inventory securities:
Equities	$18	$—	$—	$18
State and municipal obligations	—	18	—	18
Certificates of deposit	—	9	—	9
Corporate bonds and notes	—	3	—	3
Mutual funds	2	—	—	2
Total inventory securities	$20	$30	$—	$50

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

NOTE 7 – PARTNERSHIP CAPITAL SUBJECT TO MANDATORY REDEMPTION

The Partnership makes loans available to those general partners and, in limited circumstances, subordinated limited partners (in each case, other than members of the Executive Committee, as defined in the Partnership’s Twentieth Amended and Restated Agreement of Registered Limited Liability Limited Partnership, dated August 6, 2018 (the “Partnership Agreement”)), who require financing for some or all of their Partnership capital contributions.  In limited circumstances a general partner may withdraw from the Partnership and become a subordinated limited partner while he or she still has an outstanding Partnership loan.  It is anticipated that, of the future general and subordinated limited partnership capital contributions (in each case, other than for Executive Committee members) requiring financing, the majority will be financed through Partnership loans.  Loans made by the Partnership to such partners are generally for a period of one year but are expected to be renewed and bear interest at the interest rate defined in the loan documents.  The Partnership recognizes interest income for the interest earned related to these loans.  The outstanding amount of Partnership loans is reflected as a reduction to total Partnership capital.  As of June 26, 2020 and December 31, 2019, the outstanding amount of Partnership loans was $388 and $360, respectively.  Interest income earned from these loans, which is included in interest and dividends in the Consolidated Statements of Income, was $3 and $8 for the three and six month periods ended June 26, 2020, respectively, and $5 and $11 for the three and six month periods ended June 28, 2019, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows the roll forward of outstanding Partnership loans for:

	Six Months Ended
	June 26,	June 28,
	2020	2019
Partnership loans outstanding at beginning of period	$360	$332
Partnership loans issued during the period	163	164
Repayment of Partnership loans during the period	(135)	(97)
Total Partnership loans outstanding	$388	$399

The minimum 7.5% annual return on the face amount of limited partnership capital was $24 and $47 for the three and six month periods ended June 26, 2020, respectively, and $23 and $47 for the three and six month periods and June 28, 2019, respectively.  These amounts are included as a component of interest expense in the Consolidated Statements of Income.

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

NOTE 8 – NET CAPITAL REQUIREMENTS

As a result of its activities as a U.S. broker-dealer, Edward Jones is subject to the net capital provisions of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and capital compliance rules of the FINRA Rule 4110.  Under the alternative method permitted by the rules, Edward Jones must maintain minimum net capital equal to the greater of $0.25 or 2% of aggregate debit items arising from client transactions.  The net capital rules also provide that Edward Jones’ partnership capital may not be withdrawn if resulting net capital would be less than minimum requirements.  Additionally, certain withdrawals require the approval of the SEC and FINRA to the extent they exceed defined levels, even though such withdrawals would not cause net capital to be less than minimum requirements.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 26,	December 31,
	2020	2019
U.S.:
Net capital	$1,320	$1,244
Net capital in excess of the minimum required	$1,265	$1,188
Net capital as a percentage of aggregate debit items	48.2%	44.2%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	25.5%	26.4%

Canada:
Regulatory risk-adjusted capital	$39	$40
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$38	$38

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

On November 11, 2016, a substantially similar lawsuit (Schultz, et al. v. Edward D. Jones & Co., L.P., et al.) was filed in the same court.  The plaintiffs consolidated the two lawsuits by adding the Schultz plaintiffs to the McDonald case, and the Schultz action was dismissed.  The plaintiffs filed their first amended consolidated complaint on April 28, 2017. On December 13, 2018, the court entered a preliminary order approving a class action settlement agreement reached among the parties. Following a fairness hearing held on April 18, 2019, the court entered judgment on April 22, 2019 in which it granted final approval of the settlement, effected a full release of claims by the settlement class in favor of the defendants, and dismissed the consolidated lawsuit with prejudice.  On June 14, 2019, the lone objector filed an appeal to the judgment approving the settlement. On January 31, 2020, the U.S. Court of Appeals for the Eighth Circuit denied the objector's appeal and affirmed the district court's approval of the class action settlement.  On February 6, 2020, the objector petitioned the Court of Appeals for a rehearing, which was denied on March 3, 2020, and on May 11, 2020, the objector filed a petition for certiorari seeking review of the Court of Appeals' decision by the U.S. Supreme Court.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

plaintiffs filed a notice of appeal of the district court's order dismissing the case.  Edward Jones and its affiliated entities and individuals deny the allegations and intend to continue to vigorously defend this lawsuit on appeal.

Discrimination Class Action.  On May 24, 2018, Edward Jones and JFC were named as defendants in a putative class action lawsuit (Bland v. Edward D. Jones & Co., L.P., et al.) filed in the U.S. District Court for the Northern District of Illinois by a former financial advisor under 42 U.S.C. § 1981, alleging that the defendants discriminated against the former financial advisor and other financial advisors and financial advisor trainees on the basis of race.  On July 27, 2018, two named plaintiffs filed an amended complaint adding allegations of discrimination and retaliation under 42 U.S.C. § 2000e, Title VII of the Civil Rights Act of 1964 and retaliation under 42 U.S.C. § 1981. On November 26, 2018, three named plaintiffs filed a second amended complaint. The lawsuit seeks equitable and injunctive relief, as well as compensatory and punitive damages.  Edward Jones and JFC deny the allegations and intend to vigorously defend this lawsuit.

Reimbursement Class Action.  On April 25, 2019, Edward Jones and JFC were named as defendants in a putative class action (Watson, et al. v. The Jones Financial Companies L.L.L.P., et al.) filed by two former financial advisors in the Superior Court of the State of California, Sacramento County.  Plaintiffs allege that defendants did not reimburse financial advisors and financial advisor trainees in California for certain categories of business expenses, which plaintiffs allege violates the California Labor Code and California Unfair Competition Law.  The lawsuit seeks damages and restitution as well as attorneys' fees and costs and equitable and injunctive relief.  On February 19, 2020, the plaintiffs filed a motion seeking the court's approval of a proposed class action settlement reached by the parties.  On June 5, 2020, the court granted preliminary approval of the proposed settlement.

In addition to these matters, the Partnership provides for potential losses that may arise related to other contingencies. The Partnership assesses its liabilities and contingencies utilizing available information.  The Partnership accrues for potential losses for those matters where it is probable that the Partnership will incur a potential loss to the extent that the amount of such potential loss can be reasonably estimated, in accordance with FASB Accounting Standards Codification No. 450, Contingencies.  This liability represents the Partnership’s estimate of the probable loss at June 26, 2020, after considering, among other factors, the progress of each case, the Partnership's experience with other legal and regulatory matters and discussion with legal counsel, and is believed to be sufficient.  The aggregate accrued liability within the accounts payable, accrued expenses and other line of the Consolidated Statements of Financial Condition was $109 as of June 26, 2020 and may be adjusted from time to time to reflect any relevant developments.

For such matters where an accrued liability has not been established and the Partnership believes a loss is both reasonably possible and estimable, as well as for matters where an accrued liability has been recorded but for which an exposure to loss in excess of the amount accrued is both reasonably possible and estimable, the current estimated aggregated range of additional possible loss is up to $22 as of June 26, 2020.  This range of reasonably possible loss does not necessarily represent the Partnership's maximum loss exposure as the Partnership was not able to estimate a range of reasonably possible loss for all matters.

Further, the matters underlying any disclosed estimated range will change from time to time, and actual results may vary significantly.  While the outcome of these matters is inherently uncertain, based on information currently available, the Partnership believes that its established liabilities at June 26, 2020 are adequate, and the liabilities arising from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.  However, based on future developments and the potential unfavorable resolution of these matters, the outcome could be material to the Partnership’s future consolidated operating results for a particular period or periods.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

The following table shows financial information for the Partnership’s reportable segments:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net revenue:
U.S.	$2,261	$2,256	$4,684	$4,391
Canada	64	63	132	118
Total net revenue	$2,325	$2,319	$4,816	$4,509

Pre-variable income (loss):
U.S.	$569	$557	$1,205	$1,045
Canada	9	7	14	6
Total pre-variable income	$578	$564	$1,219	$1,051

Variable compensation:
U.S.	$283	$273	$614	$513
Canada	7	6	14	12
Total variable compensation	$290	$279	$628	$525

Income (loss) before allocations to partners:
U.S.	$286	$284	$591	$532
Canada	2	1	—	(6)
Total income before allocations to partners	$288	$285	$591	$526

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

The following table shows the Partnership's securities purchased under agreements to resell as of:

	Gross amounts of	Gross amounts offset in the Consolidated Statements of	Net amounts presented in the Consolidated Statements of	Gross amounts not offset in the Consolidated Statements of Financial Condition
	recognized assets	Financial Condition	Financial Condition	Financial instruments	Securities collateral(1)	Net amount
June 26, 2020	$1,443	—	1,443	—	(1,443)	$—
December 31, 2019	$1,693	—	1,693	—	(1,693)	$—

(1)	Actual collateral was 102% of the related assets in U.S. agreements and 100% in Canada agreements as of all dates presented.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, continued

NOTE 12 – CASH FLOW INFORMATION

The following table shows supplemental cash flow information for:

	Six Months Ended
	June 26, 2020	June 28, 2019
Cash paid for interest	$55	$80
Cash paid for taxes	$4	$7

Non-cash activities:
Issuance of general partnership interests through partnership loans in current period	$163	$164
Repayment of partnership loans through distributions from partnership capital in current period	$135	$97

The following table reconciles certain line items on the Consolidated Statements of Financial Condition to the cash, cash equivalents and restricted cash balance on the Consolidated Statements of Cash Flows as of:

	June 26, 2020	June 28, 2019
Cash and cash equivalents	$1,228	$978
Cash and investments segregated under federal regulations	13,012	7,912
Less: Investments segregated under federal regulations	8,096	1,597
Total cash, cash equivalents and restricted cash	$6,144	$7,293

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

COVID-19

In the second half of March 2020, markets and interest rates experienced sudden declines due to the global uncertainty from the COVID-19 pandemic. While the federal funds effective rate remains near zero, markets in the second quarter of 2020 experienced a significant rebound compared to the end of the first quarter of 2020. Market volatility still remains, and the effects of such volatility are ongoing and may continue to impact future financial results. In addition, the full extent of the health crisis and related economic impact is not yet known, which may lead to further market volatility and market declines that will impact the Partnership's overall financial results in fiscal 2020 compared to fiscal 2019.

The Partnership has implemented several measures in response to COVID-19 to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The measures taken include, among other things, closure and phased reopening of branches to public access, establishing the technological capability for branches to serve clients remotely, virtually all home-office associates working remotely with limited exceptions, temporary financial support for certain financial advisors, temporary hiring reductions, wage freezes for certain associates, additional paid time off for associates related to COVID-19, a travel halt, and a pause on certain strategic firm initiatives and new branch and home office real estate projects. The Partnership is continuing to assess these and other existing firm measures in response to the COVID-19 pandemic and is continuing to consider additional potential measures.  Further, in response to COVID-19, the Partnership continues to review its business continuity plans and has had ongoing conversations with third-party providers to ensure the viability of their business operations supporting the Partnership.  The Partnership has not experienced any significant disruptions in providing services to clients.  The impact of COVID-19, as well as the Partnership's response to it, continues to rapidly evolve and is uncertain.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OVERVIEW

The following table sets forth the changes in major categories of the Consolidated Statements of Income as well as several related key metrics for the three and six month periods ended June 26, 2020 and June 28, 2019.  Management of the Partnership relies on this financial information and the related metrics to evaluate the Partnership’s operating performance and financial condition.

	Three Months Ended			Six Months Ended
	June 26,	June 28,	%	June 26,	June 28,	%
	2020	2019	Change	2020	2019	Change
Revenue:
Fee revenue:
Asset-based	$1,718	$1,665	3%	$3,524	$3,224	9%
Account and activity	160	165	-3%	331	337	-2%
Total fee revenue	1,878	1,830	3%	3,855	3,561	8%
% of net revenue	81%	79%	2%	80%	79%	1%
Trade revenue	395	401	-1%	888	769	15%
% of net revenue	17%	17%	0%	18%	17%	8%
Net interest and dividends	18	68	-74%	69	131	-47%
Other revenue, net	34	20	70%	4	48	-92%
Net revenue	2,325	2,319	0%	4,816	4,509	7%
Operating expenses	2,037	2,034	0%	4,225	3,983	6%
Income before allocations to partners	$288	$285	1%	$591	$526	12%

Related metrics:
Client dollars invested ($ billions)(1):
Trade	$27	$30	-10%	$62	$60	3%
Advisory programs	$8	$8	0%	$18	$14	29%
Client households at period end	5.6	5.4	4%	5.6	5.4	4%
Net new assets for the period ($ billions)(2)	$15	$15	0%	$34	$31	10%
Client assets under care ($ billions):
Total:
At period end	$1,305	$1,253	4%	$1,305	$1,253	4%
Average	$1,249	$1,224	2%	$1,283	$1,192	8%
Advisory programs:
At period end	$452	$414	9%	$452	$414	9%
Average	$428	$401	7%	$438	$388	13%
Financial advisors (actual):
At period end	19,161	18,174	5%	19,161	18,174	5%
Average	19,121	18,024	6%	18,987	17,893	6%
Attrition %(3)	5.0%	8.8%	n/a	6.3%	9.1%	n/a
Dow Jones Industrial Average (actual):
At period end	25,016	26,600	-6%	25,016	26,600	-6%
Average for period	24,413	26,093	-6%	25,576	25,611	0%
S&P 500 Index (actual):
At period end	3,009	2,942	2%	3,009	2,942	2%
Average for period	2,911	2,882	1%	2,994	2,801	7%

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

Second Quarter 2020 versus Second Quarter 2019 Overview

The Partnership ended the second quarter of 2020 with 19,161 financial advisors and $1.31 trillion in client assets under care, which reflected increases of 5% and 4%, respectively, compared to the second quarter of 2019. Net new assets remained consistent at $15 billion during the second quarters of both 2020 and 2019.  Average client assets under care increased 2% during the second quarter of 2020 compared to the same period in 2019, primarily due to net new assets gathered during the period.

Advisory programs' average assets under care increased 7% in the second quarter of 2020 to $428 billion due to the continued investment of client assets into advisory programs.

Net revenue increased $6 to $2,325 for the second quarter of 2020 compared to the same period in 2019.  Results reflected a $53 increase in asset-based fee revenue, primarily due to the cumulative impact of net asset inflows into advisory programs and changes in market values of assets in both 2020 and 2019, which was partially offset by a $50 decrease in net interest and dividends revenue due to the low interest rates in the second quarter of 2020 compared to the same period in 2019.

Operating expenses slightly increased to $2,037 in the second quarter of 2020 compared to 2019, primarily due to an increase in compensation and benefits expense, partially offset by decreases in other operating expenses primarily as a result of reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects.  Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased primarily due to higher wages and healthcare costs.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $288, a 1% increase from the second quarter of 2019.

Six Months Ended June 26, 2020 versus Six Months Ended June 28, 2019 Overview

Net new assets increased 10% to $34 billion during the first half of 2020 compared to the first half of 2019, primarily due to net new asset growth in the first quarter of 2020.  Average client assets under care increased 8% during the first half of 2020 compared to the same period in 2019, due to increases in the market value of client assets and net new assets gathered during the period.

Advisory programs' average assets under care increased 13% in the first half of 2020 to $438 billion due to the continued investment of client assets into advisory programs and higher average market levels in the second half of 2019 and the first quarter of 2020.

Net revenue increased 7% to $4,816 for the first half of 2020 compared to the same period in 2019.  Results reflected a 9% increase in asset-based fee revenue primarily due to the cumulative impact of net asset inflows into advisory programs and changes in market values of assets in both 2020 and 2019. The increase in net revenue also reflected 15% growth in trade revenue due to increased client dollars invested, particularly during market volatility in the second half of March 2020, and overall margin earned. The increase in net revenue was partially offset by the decrease in net interest and dividends revenue and other revenue. Net interest and dividends revenue decreased due to the low interest rates in the first half of 2020 compared to the same period in 2019. The decrease in other revenue was the result of the significant market volatility in the second half of March 2020, causing an unrealized loss from the decrease in the value of investment securities held to economically hedge future liabilities related to the non-qualified deferred compensation plan, which was partially offset by increased market values in the second quarter of 2020. The unrealized loss was offset by lower financial advisor compensation expense.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating expenses increased 6% to $4,225 in the first half of 2020 compared to 2019, primarily due to an increase in compensation and benefits expense, partially offset by decreases in other operating expenses primarily as a result of reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects. Financial advisor compensation increased largely due to an increase in revenues on which commissions are earned, an increase in the number of financial advisors, and an increase in compensation related to supporting new financial advisors and trainees.  Home office and branch compensation increased primarily due to an increase in the average number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.

Overall, the increase in net revenue, offset by the increase in operating expenses, generated income before allocations to partners of $591, a 12% increase from the first half of 2019, primarily due to results in the first quarter of 2020.

Given the global health, market, employment and economic uncertainty of the COVID-19 pandemic and governmental responses to it, the Partnership cannot reliably predict the ultimate impact of COVID-19 on financial markets or its financial results, including how its clients, their trading activity, the financial markets or government regulators will respond to such uncertainty. The Partnership's composition of net revenue is heavily weighted towards asset-based fee revenue, which is highly dependent on market performance and asset values. Due to the heightened market volatility from the global pandemic and its effects on the economy and the Partnership's current and prospective clients, the Partnership could experience declines in client assets under care, and net new asset growth may continue to slow in fiscal 2020, which could result in declines in future asset-based fee revenue and overall net revenue.

Given the global health, market, employment and economic uncertainty of COVID-19, the Partnership is unable to reliably predict future client trading activity in response to COVID-19, and future trade revenue may continue to decline in fiscal 2020 as uncertainty continues.

Additionally, interest rates remain at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020. Given the above-described uncertainties relating to COVID-19, the Partnership is unable to reliably predict future changes to interest rates and balances. Based on current information, however, the Partnership expects continued decreases in net interest and dividends revenue in fiscal 2020 compared to fiscal 2019.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 26, 2020 AND JUNE 28, 2019

The discussion below details the significant fluctuations and their drivers for each of the major categories of the Partnership’s Consolidated Statements of Income.

Fee Revenue

Fee revenue, which consists of asset-based fees and account and activity fees, increased 3% to $1,878 and 8% to $3,855 in the second quarter and the first half of 2020, respectively, compared to the same periods in 2019.  A discussion of fee revenue components follows.

	Three Months Ended			Six Months Ended
	June 26,	June 28,	%	June 26,	June 28,	%
	2020	2019	Change	2020	2019	Change
Fee revenue:
Asset-based fee revenue:
Advisory programs fees	$1,258	$1,178	7%	$2,558	$2,274	12%
Service fees	323	330	-2%	663	643	3%
Other asset-based fees	137	157	-13%	303	307	-1%
Total asset-based fee revenue	1,718	1,665	3%	3,524	3,224	9%
Account and activity fee revenue:
Shareholder accounting services fees	104	107	-3%	213	214	0%
Other account and activity fee revenue	56	58	-3%	118	123	-4%
Total account and activity fee revenue	160	165	-3%	331	337	-2%
Total fee revenue	$1,878	$1,830	3%	$3,855	$3,561	8%

Related metrics:
Average U.S. client asset values ($ billions)(1):
Mutual fund assets held outside of advisory programs	$430.5	$418.8	3%	$443.6	$407.2	9%
Advisory programs	$420.8	$395.2	6%	$430.9	$382.4	13%
Insurance	$72.3	$74.7	-3%	$74.6	$73.3	2%
Cash solutions	$38.7	$32.4	19%	$37.1	$32.5	14%

Shareholder accounting holdings serviced	30.6	28.9	6%	30.4	28.7	6%

(1)	Assets on which the Partnership earns asset-based fee revenue. The U.S. portion of consolidated asset-based fee revenue was 98% for the periods presented.

Overall asset-based fee revenue increased 3% to $1,718 and 9% to $3,524 in the second quarter and first half of 2020, respectively, compared to the same periods in 2019, primarily due to 7% and 12% respective increases in revenue from advisory programs fees. Growth in advisory programs fees was due to the continued investment of client assets in advisory programs in the second quarter and first half of 2020.  The increase in asset-based fee revenue in the first half of 2020 compared to the same period in 2019 also reflected higher average market levels in the first quarter of 2020. The decrease in other asset-based fee revenue in 2020 reflected declines in cash solutions revenue from increased fee waivers in order to maintain a positive client yield on the Money Market Fund following the decrease in the federal funds effective rate to near zero in March 2020.

Given the global health, market, employment and economic uncertainty of the COVID-19 pandemic and governmental responses to it, the Partnership cannot reliably predict the ultimate impact of COVID-19 on client asset values and asset-based revenue.  With the continued market volatility from the global COVID-19 pandemic, and based on current information, the Partnership could experience a reduction in the average value of client assets, resulting in decreases in

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

advisory program revenue, service fee revenue and other asset-based fee revenue in fiscal 2020 compared to fiscal 2019. In addition, with the recent decline in the federal funds rate to near zero and corresponding declines in the interest rates of securities in which the Money Market Fund invests, the Partnership has incurred, and expects to further incur in fiscal 2020, fee waivers in order to maintain a positive client yield on the Money Market Fund, thereby reducing other asset-based fee revenue.

Trade Revenue

Trade revenue, which consists of commissions and principal transactions, decreased 1% to $395 and increased 15% to $888 in the second quarter and first half of 2020, respectively, compared to the same periods in 2019.  A discussion of trade revenue components follows.

	Three Months Ended			Six Months Ended
	June 26,	June 28,	%	June 26,	June 28,	%
	2020	2019	Change	2020	2019	Change
Trade revenue:
Commissions revenue:
Equities	$164	$125	31%	$371	$243	53%
Mutual funds	150	171	-12%	354	316	12%
Insurance products and other	64	77	-17%	130	147	-12%
Total commissions revenue	$378	$373	1%	$855	$706	21%
Principal transactions	17	28	-39%	33	63	-48%
Total trade revenue	$395	$401	-1%	$888	$769	15%

Related metrics:
Client dollars invested ($ billions)
Equities	$11	$8	38%	$25	$15	67%
Mutual funds	8	9	-11%	19	16	19%
Insurance products and other	2	1	100%	3	3	0%
Principal transactions	6	12	-50%	15	26	-42%
Total client dollars invested	$27	$30	-10%	$62	$60	3%

Margin per $1,000 invested	$14.8	$13.2	12%	$14.3	$12.7	13%
U.S. business days	63	63	—	123	124	-1%

The decrease in trade revenue in the second quarter of 2020 was primarily due to a decrease in principal transactions revenue. Principal transactions revenue decreased as a result of a decrease in client dollars invested, due to the decline in interest rates on those products during the second quarter of 2020 compared to the prior period. The decrease in principal transactions revenue was partially offset by an increase in commissions revenue in equities and overall margin earned as a result of a change in product mix with a higher proportion of client dollars invested in equities, which earn higher margins than principal transaction products.

The increase in trade revenue for the first half of 2020 was due to an increase in commissions revenue and overall margin earned, partially offset by a decrease in principal transactions revenue. Commissions revenue increased primarily due to additional financial advisors serving clients and an increase in client dollars invested, largely in equities and mutual funds.  Year to date results also reflected significant increases in first quarter trade revenue.  As global markets became increasingly volatile in the second half of March 2020 due to the uncertainties surrounding the impacts of COVID-19, resulting in lower securities prices, the Partnership experienced a significant increase in client dollars invested in equities.

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

Net Interest and Dividends

Net interest and dividends revenue decreased 74% to $18 and 47% to $69 in the second quarter and first half of 2020, respectively, compared to the same periods in 2019 due to interest rates remaining at record low levels since the Federal Reserve cut the federal funds effective rate to near zero in March 2020. Despite increases in short-term investment balances, interest revenue decreased due to the lower federal funds rate compared to the prior period. Interest revenue also decreased due to lower interest earned on lower client margin balances. The decrease in interest revenue was partially offset by a decrease in customer credit interest expense in 2020 compared to the same periods in 2019.

Given the uncertainty of the ongoing impacts of COVID-19 on the global economy, the Partnership is unable to reliably predict future changes to interest rates. Based on current information, however, the Partnership expects continued decreases in net interest and dividends revenue in fiscal 2020 compared to fiscal 2019.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Operating Expenses

Operating expenses slightly increased to $2,037 in the second quarter of 2020 and increased 6% to $4,255 in the first half of 2020 compared to the same periods in 2019, primarily due to an increase in compensation and benefits expense. A discussion of operating expense components follows.

	Three Months Ended			Six Months Ended
	June 26,	June 28,	%	June 26,	June 28,	%
	2020	2019	Change	2020	2019	Change
Operating expenses:
Compensation and benefits:
Financial advisor	$962	$956	1%	$1,992	$1,873	6%
Home office and branch	394	381	3%	790	754	5%
Variable compensation	290	279	4%	628	525	20%
Total compensation and benefits	1,646	1,616	2%	3,410	3,152	8%

Occupancy and equipment	130	123	6%	261	242	8%
Communications and data processing	106	99	7%	207	185	12%
Fund sub-adviser fees	44	39	13%	86	75	15%
Professional and consulting fees	23	29	-21%	52	52	0%
Advertising	12	18	-33%	36	42	-14%
Postage and shipping	14	14	0%	26	29	-10%
Other operating expenses	62	96	-35%	147	206	-29%
Total operating expenses	$2,037	$2,034	0%	$4,225	$3,983	6%

Related metrics (actual):
Number of branches:
At period end	15,356	14,644	5%	15,356	14,644	5%
Average	15,299	14,521	5%	15,229	14,403	6%
Financial advisors:
At period end	19,161	18,174	5%	19,161	18,174	5%
Average	19,121	18,024	6%	18,987	17,893	6%
Branch office administrators(1):
At period end	16,632	16,682	0%	16,632	16,682	0%
Average	16,824	16,641	1%	16,894	16,464	3%
Home office associates(1):
At period end	6,921	7,046	-2%	6,921	7,046	-2%
Average	7,047	6,929	2%	7,069	6,904	2%
Home office associates(1) per 100 financial advisors (average)	36.9	38.4	-4%	37.2	38.6	-4%
Branch office administrators(1) per 100 financial advisors (average)	88.0	92.3	-5%	89.0	92.0	-3%
Operating expenses per financial advisor (average)(2)	$38,753	$42,166	-8%	$80,002	$84,391	-5%

(1)	Counted on a full-time equivalent basis.
(2)	Operating expenses used in calculation represent total operating expenses less financial advisor compensation, variable compensation and fund sub-adviser fees.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The increases in operating expenses in the second quarter and first half of 2020 were primarily due to compensation and benefits expense (described below) increasing 2% to $1,646 and 8% to $3,410 for the second quarter and first half of 2020, respectively. The increases in operating expenses were partially offset by decreases in other operating expenses in the second quarter and first half of 2020 primarily as a result of reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects.

Financial advisor compensation and benefits expense increased 1% and 6% in the second quarter and first half of 2020 due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

Home office and branch compensation and benefits expense increased 3% in the second quarter, primarily due to higher wages and healthcare costs, and increased 5% in the first half of 2020, primarily due to an increase in the average number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs.  The average number of the Partnership’s home office associates and branch office administrators ("BOAs") increased 2% and 1%, respectively, for the second quarter of 2020 and increased 2% and 3%, respectively, for the first half of 2020.

Variable compensation expands and contracts in relation to the Partnership’s related profitability and net margin earned.  A significant portion of the Partnership’s profits are allocated to variable compensation and paid to associates in the form of bonuses and profit sharing.  Variable compensation increased 4% to $290 and 20% to $628 in the second quarter and first half of 2020 due to increases in the Partnership's profitability, including an increase in the number of profitable branches and an overall increase in branch profitability. The increase in variable compensation for the first half of 2020 was primarily due to higher profitability in the first quarter of 2020. Given the uncertainty of the ongoing impacts of COVID-19, the Partnership cannot reliably predict their effects on profitability and variable compensation. Based on current information, however, the Partnership may experience a decline in variable compensation expense in fiscal 2020 compared to fiscal 2019.

The Partnership uses the ratios of both the number of home office associates and the number of BOAs per 100 financial advisors, as well as operating expenses per financial advisor (excluding financial advisor compensation, variable compensation and fund sub-adviser fees), as key metrics in managing its costs.  In the second quarter of 2020, the average number of home office associates and BOAs per 100 financial advisors decreased 4% and 5%, respectively, and decreased 4% and 3%, respectively, in the first half of 2020.  The operating expenses per financial advisor decreased 8% in the second quarter of 2020 due to a decrease in operating expenses (excluding financial advisor compensation, variable compensation and fund sub-advisor fees) and an increase in financial advisors. The operating expenses per financial advisor decreased 5% in the first half of 2020 due to the larger increase in the number of financial advisors compared to the increases in home office and branch compensation and benefits and the decrease in other operating expenses described above. While the Partnership’s longer-term strategy is to continue to grow its financial advisor network at a faster pace than its home office staff, the near-term growth will be slowed due to recent temporary hiring reductions.  In addition, effects of COVID-19 on financial advisor attrition are uncertain and cannot be reliably predicted; however, the Partnership anticipates that attrition could increase due to potentially lower compensation resulting from challenges financial advisors may experience in the current environment.

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

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table shows financial information for the Partnership’s reportable segments.

	Three Months Ended			Six Months Ended
	June 26,	June 28,	%	June 26,	June 29,	%
	2020	2019	Change	2020	2019	Change
Net revenue:
U.S.	$2,261	$2,256	0%	$4,684	$4,391	7%
Canada	64	63	2%	132	118	12%
Total net revenue	2,325	2,319	0%	4,816	4,509	7%

Operating expenses (excluding variable compensation):
U.S.	1,692	1,699	0%	3,479	3,346	4%
Canada	55	56	-2%	118	112	5%
Total operating expenses	1,747	1,755	0%	3,597	3,458	4%

Pre-variable income (loss):
U.S.	569	557	2%	1,205	1,045	15%
Canada	9	7	29%	14	6	133%
Total pre-variable income	578	564	2%	1,219	1,051	16%

Variable compensation:
U.S.	283	273	4%	614	513	20%
Canada	7	6	17%	14	12	17%
Total variable compensation	290	279	4%	628	525	20%

Income (loss) before allocations to partners:
U.S.	286	284	1%	591	532	11%
Canada	2	1	100%	—	(6)	100%
Total income before allocations to partners	$288	$285	1%	$591	$526	12%

Client assets under care ($ billions):
U.S.
At period end	$1,278.9	$1,227.2	4%	$1,278.9	$1,227.2	4%
Average	$1,223.5	$1,198.6	2%	$1,257.0	$1,166.6	8%
Canada
At period end	$26.6	$26.3	1%	$26.6	$26.3	1%
Average	$25.2	$25.6	-2%	$26.2	$24.9	5%

Net new assets for the period ($ billions):
U.S.	$14.6	$15.3	-5%	$32.6	$30.5	7%
Canada	$0.5	$0.3	67%	$1.1	$0.7	57%

Financial advisors (actual):
U.S.
At period end	18,221	17,336	5%	18,221	17,336	5%
Average	18,202	17,189	6%	18,084	17,064	6%
Canada
At period end	940	838	12%	940	838	12%
Average	919	835	10%	903	829	9%

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

U.S.

For the second quarter of 2020, net revenue slightly increased to $2,261, and for the first half of 2020, net revenue increased 7% to $4,684, compared to the same periods in 2019, primarily due to increases in asset-based fee revenue.  Asset-based fee revenue increased 3% to $1,679 and 9% to $3,442 in the second quarter and first half of 2020 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs. The increase in asset-based fee revenue for the first half of 2020 also reflected higher average market levels in the first quarter of 2020 compared to the same period in 2019.  The increase in net revenue for the first half of 2020 also reflected growth in trade revenue of 16% to $859 due to an increase in client dollars invested and overall margin earned, primarily in the first quarter of 2020, compared to the same period in 2019.

Operating expenses (excluding variable compensation) slightly decreased to $1,692 in the second quarter of 2020 and increased 4% to $3,479 in the first half of 2020 compared to the same periods in 2019. The decrease in operating expenses (excluding variable compensation) for the second quarter of 2020 was primarily due to reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects, partially offset by an increase in financial advisor and home office and branch compensation. The increase in operating expenses (excluding variable compensation) for the first half of 2020 was due to an increase in financial advisor and home office and branch compensation, partially offset by reductions in discretionary spending, a travel halt, and a pause on certain strategic firm initiatives and real estate projects. Financial advisor compensation and benefits expense increased primarily due to an increase in revenues on which commissions are earned, growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees. Home office and branch compensation and benefits expense increased primarily due to higher wages and healthcare costs in the second quarter of 2020 and increased primarily due to an increase in the average number of personnel to support increased client activity, certain strategic firm initiatives to enhance the client experience, and growth of the Partnership’s financial advisor network, as well as higher wages and healthcare costs in the first half of 2020.

Canada

For the second quarter and first half of 2020, net revenue increased 2% to $64 and 12% to $132, respectively, compared to the same periods in 2019. The increase in net revenue for the second quarter of 2020 was due to an increase in trade revenue while the increase in net revenue for the first half of 2020 was primarily due to an increase in asset-based fee revenue.  Asset-based fee revenue increased 9% to $82 in the first half of 2020 led by an increase in advisory programs fees largely due to the cumulative impact of net asset inflows into advisory programs, as well as higher average market levels in the first quarter of 2020.

Operating expenses (excluding variable compensation) decreased 2% to $55 in the second quarter of 2020 and increased 5% to $118 in the first half of 2020. The decrease in operating expenses (excluding variable compensation) for the second quarter of 2020 was the result of a decrease in other operating expenses, partially offset by an increase in financial advisor compensation. The increase in operating expenses (excluding variable compensation) for the first half of 2020 was due to an increase in financial advisor compensation attributable to growth in the number of financial advisors and an increase in compensation related to supporting new financial advisors and trainees.

LEGISLATIVE AND REGULATORY REFORM

As discussed more fully in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business – Legislative and Regulatory Initiatives of the Partnership’s Annual Report, which is supplemented by Part II, Item 1A – Risk Factors – Legislative and Regulatory Initiatives of this Quarterly Report on Form 10-Q for the period ended June 26, 2020 and the Quarterly Report on Form 10-Q for the period ended March 27, 2020, the Partnership continues to monitor several proposed, potential and recently enacted federal and state legislation, rules and regulations ("Legislative and Regulatory Initiatives"), including the SEC's Regulation Best Interest and Form CRS Relationship Summary and accompanying guidance.

PART I. FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MUTUAL FUNDS AND INSURANCE PRODUCTS

The Partnership estimates approximately 30% of its total revenue was derived from sales and services related to mutual fund and insurance products for each of the three and six month periods ended June 26, 2020 and June 28, 2019. In addition, the Partnership derived 13% and 14% of its total revenue for the three and six month periods ended June 26, 2020, respectively, and 14% of its total revenue for both of the three and six month periods ended June 28, 2019 from one mutual fund company.  The revenue generated from this company relates to business conducted with the Partnership’s U.S. segment.

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

As of June 26, 2020, the Partnership had $2.7 billion in highly liquid investments, $3.1 billion in Partnership capital and no debt.  The Partnership has committed and uncommitted lines of credit in place should the need arise but has not drawn upon these lines.  The Partnership believes that its financial position remains strong as it addresses the uncertainty of the ongoing impacts of COVID-19 on the global economy and, based on current information, does not anticipate any significant changes to its current liquidity or capital position.

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

The Partnership’s capital subject to mandatory redemption at June 26, 2020, net of reserve for anticipated withdrawals, was $3,114, an increase of $157 from December 31, 2019.  This increase in Partnership capital subject to mandatory redemption was primarily due to the retention of a portion of general partner earnings ($59) and additional capital contributions related to limited partner, subordinated limited partner and general partner interests ($1, $49 and $163, respectively), partially offset by the net increase in Partnership loans outstanding ($28) and redemption of limited partner, subordinated limited partner and general partner interests ($6, $36 and $45, respectively).  During the three and six month periods ended June 26, 2020 and June 28, 2019, the Partnership retained 13.8% of income allocated to general partners.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	As of June 26, 2020
	Limited Partnership Interests	Subordinated Limited Partnership Interests	General Partnership Interests	Total Partnership Interests
Total Partnership capital(1)	$1,244	$540	$1,718	$3,502
Partnership capital owned by partners with individual loans	$347	$1	$909	$1,257
Partnership capital owned by partners with individual loans as a percent of total Partnership capital	28%	0%	53%	36%

Individual loans:
Individual bank loans	$88	$—	$—	$88
Individual Partnership loans	—	1	387	388
Total individual loans	$88	$1	$387	$476
Individual loans as a percent of total Partnership capital	7%	0%	23%	14%
Individual loans as a percent of respective Partnership capital owned by partners with loans	25%	100%	43%	38%

(1)	Total Partnership capital, as defined for this table, is before the reduction of Partnership loans and is net of reserve for anticipated withdrawals.

Historically, neither the amount of Partnership capital financed with individual loans as indicated in the table above, nor the amount of partner withdrawal requests, has had a significant impact on the Partnership’s liquidity or capital resources.

Lines of Credit

The following table shows the composition of the Partnership’s aggregate bank lines of credit in place as of:

	June 26,	December 31,
	2020	2019
2018 Credit Facility	$500	$500
Uncommitted secured credit facilities	390	290
Total bank lines of credit	$890	$790

In accordance with the terms of the Partnership's $500 committed revolving line of credit (the "2018 Credit Facility") entered into in September 2018, the Partnership is required to maintain a leverage ratio of no more than 35% and minimum Partnership capital, net of reserve for anticipated withdrawals and Partnership loans, of at least $1,884.  In addition, Edward Jones is required to maintain a minimum tangible net worth of at least $1,344 and minimum regulatory net capital of at least 6% of aggregate debit items as calculated under the alternative method.  The Partnership has the ability to draw on various types of loans. The associated interest rate depends on the type of loan, duration of the loan, whether the loan is secured or unsecured and the amount of leverage. Contractual rates are based on an index rate plus the applicable rate. The 2018 Credit Facility is intended to provide short-term liquidity to the Partnership should the need arise.  As of June 26, 2020, the Partnership was in compliance with all covenants related to the 2018 Credit Facility.

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

There were no amounts outstanding on the 2018 Credit Facility or the uncommitted lines of credit as of June 26, 2020 or December 31, 2019.  In addition, the Partnership did not have any draws against these lines of credit during the three or six month period ended June 26, 2020.

Cash Activity

As of June 26, 2020, the Partnership had $1,228 in cash and cash equivalents and $1,443 in securities purchased under agreements to resell, which generally have maturities of less than one week.  This totaled to $2,671 of Partnership liquidity as of June 26, 2020, a 1% ($36) decrease from $2,707 at December 31, 2019.  The Partnership had $13,012 and $10,387 in cash and investments segregated under federal regulations as of June 26, 2020 and December 31, 2019, respectively, which was not available for general use. As of June 26, 2020, $7,996 of the cash and investments segregated under federal regulations balance consisted of U.S. treasuries, compared with $3,394 as of December 31, 2019.  Given global health, market, employment and economic uncertainty from COVID-19, the Partnership increased the proportion of U.S. treasuries to focus on principal protection of the portfolio.  There was an increase in cash held in clients' accounts, resulting in an increase in cash and investments segregated under federal regulations. Changes in cash were also due to timing of daily client cash activity in relation to the weekly segregation requirement.

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

The following table shows the Partnership’s capital figures for its U.S. and Canada broker-dealer subsidiaries as of:

	June 26,	December 31,
	2020	2019	% Change
U.S.:
Net capital	$1,320	$1,244	6%
Net capital in excess of the minimum required	$1,265	$1,188	6%
Net capital as a percentage of aggregate debit items	48.2%	44.2%	9%
Net capital after anticipated capital withdrawals, as a percentage of aggregate debit items	25.5%	26.4%	-3%

Canada:
Regulatory risk-adjusted capital	$39	$40	-3%
Regulatory risk-adjusted capital in excess of the minimum required to be held by IIROC	$38	$38	0%

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

OTHER EVENTS

As disclosed in the Partnership's Form 8-K dated July 1, 2020, JFC issued a press release relating to an application it submitted on July 1, 2020 to the Federal Deposit Insurance Corporation ("FDIC") and Utah Department of Financial Institutions ("UDFI") in connection with a proposed Utah-chartered industrial bank to be named Edward Jones Bank.

EXECUTIVE COMMITTEE CHANGES

On August 10, 2020, the Managing Partner of the Partnership, Penny Pennington, announced the appointment of general partner Lisa Dolan, age 54, to the Partnership’s Executive Committee. It was also announced that Ms. Dolan has been named Chief Operating Officer for Edward Jones with responsibility for leading Operations, Service, Firm Analytics, Strategic Enablement and Planning and Workplace Services.

Ms. Dolan joined the Edward Jones Finance division in 2005 with responsibility for tax and partnership accounting.  She was named a principal in 2007 after which her responsibilities have expanded to include financial and regulatory reporting, expenditure management, compensation accounting and finance systems.  Ms. Dolan was appointed to the Partnership's Audit Committee in 2014.  In 2016, she was appointed to the Partnership's Management Committee and assumed responsibility for the Finance division.  Ms. Dolan is a certified public accountant.

She does not have any family relationship to any executive officer of the Partnership.

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

Some of the factors that might cause differences between forward-looking statements and actual events include, but are not limited to, the following: (1) general economic conditions, including an economic downturn or volatility in the U.S. and/or global securities markets, and actions of the U.S. Federal Reserve and/or central banks outside of the United States; (2) regulatory actions; (3) changes in legislation or regulation; (4) actions of competitors; (5) litigation; (6) the ability of clients, other broker-dealers, banks, depositories and clearing organizations to fulfill contractual obligations; (7) changes in interest rates; (8) changes in technology and other technology-related risks; (9) a fluctuation or decline in the fair value of securities; (10) our ability to attract and retain qualified financial advisors and other employees; and (11) the risks discussed under Part I, Item 1A – Risk Factors in the Partnership’s Annual Report and Part II, Item 1A – Risk Factors in the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 27, 2020 and June 26, 2020. These forward-looking statements were based on information, plans, and estimates at the date of this report, and the Partnership does not undertake to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

The spread and rapid evolution of COVID-19 and various governments’ responses to the pandemic have adversely affected the global economy and have resulted in significant uncertainty, which could negatively impact our future business operations and financial results.

The Partnership has implemented several measures in response to COVID-19 to support the health and well-being of its clients, partners and associates, as well as measures to optimize firm resources and control costs, but cannot provide any assurance that such measures will be successful. The Partnership anticipates that financial results could be lower in fiscal 2020 compared to fiscal 2019, depending on the future economic and market impacts. The potential effects of the pandemic and interest rate reductions made in continued response to the pandemic on certain of the Partnership’s financial results have been disclosed in Note 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. However, actual results with respect to such items will vary from the assumed amounts and the variation could be material. Accordingly, you should not rely on these descriptions because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Partnership.

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

The Partnership is exposed to market risk from changes in interest rates.  Such changes in interest rates impact the income from interest-earning assets, primarily receivables from clients on margin balances and short-term, primarily overnight, investments, which are primarily comprised of cash and cash equivalents, investments segregated under federal regulations, and securities purchased under agreements to resell, which averaged $2.8 billion and $14.1 billion, respectively, for the six month period ended June 26, 2020.  These margin receivables and investments earned interest at an average annual rate of approximately 420 and 70 basis points (4.20% and .70%), respectively, during the first half of 2020.  Changes in interest rates also have an impact on the expense related to the liabilities that finance these assets, such as amounts payable to clients.

The Partnership performed an analysis of its financial instruments and assessed the related interest rate risk and materiality in accordance with the SEC rules.  Under current market conditions and based on current levels of interest-earning assets and the liabilities that finance these assets, the Partnership estimates that a 100 basis point (1.00%) increase in short-term interest rates could increase its annual net interest income by approximately $108 million.  Conversely, the Partnership estimates that a reduction in short-term interest rates to zero could decrease the Partnership’s annual net interest income by approximately $19 million. A 100 basis point (1.00%) decrease in short-term interest rates was not utilized for this comparison because it would result in negative rates given that rates are already near zero. Assuming interest rates and balances as of June 26, 2020 remain unchanged, the Partnership estimates that

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

Based upon an evaluation performed as of the end of the period covered by this report, the Partnership’s certifying officers, the Chief Executive Officer and the Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures were effective as of June 26, 2020.

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

For information regarding risk factors affecting the Partnership, please see the language in Part I, Item 2 – Forward-looking Statements of this Quarterly Report on Form 10-Q and the discussion in Part I, Item 1A – Risk Factors of the Partnership's Annual Report and Part II Item 1A – Risk Factors of the Quarterly Report on Form 10-Q for the period ended March 27, 2020. The following risk factors supplement the risk factors in Part I, Item 1A – Risk Factors – Risk Related to the Partnership's Business of the Partnership's Annual Report.

COVID-19 GLOBAL PANDEMIC — Given the significant global health, market, employment and economic impacts of COVID-19 and the uncertainty of its duration, the Partnership may experience negative impacts to its business operations and financial results.

The spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets.  The effects of the ongoing market volatility may result in a negative impact on the Partnership's business operations and financial results in fiscal 2020.  In particular, the Partnership may experience lower asset-based revenue due to declines in the market value of client assets on which asset-based revenue is earned and lower interest revenue due to decreases in the federal funds rate and increased fee waivers in order to maintain a positive client yield on the Money Market Fund.

In response to the COVID-19 global pandemic, the uncertainty of its duration and the potentially negative impacts on the Partnership's business operations and financial results, the Partnership has implemented several measures to support the health and well-being of its clients and associates, as well as measures to optimize firm resources and control costs. The measures taken include, among other things, closure and phased reopening of branches to public access, establishing the technological capability for branches to serve clients remotely, as well as virtually all home-office associates working remotely with limited exceptions. Such remote work may limit financial advisors' ability to obtain new clients and maintain existing client relationships through face-to-face client interactions. Additionally, the Partnership has reduced hiring of new financial advisors in light of the COVID-19 pandemic, which may lower the Partnership's ability for growth. Slower growth rates in the number of financial advisors, client accounts and net new assets could have an adverse impact on revenue the Partnership receives from commissions and asset-based fees and on its results of operations.

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

The Partnership continues to monitor several Legislative and Regulatory Initiatives, including, but not limited to:

SEC Rules and Guidance on the Standards of Conduct for Investment Professionals (the "Rules and Guidance"). On June 5, 2019, the SEC adopted Regulation Best Interest, establishing a standard of care for broker-dealers that includes acting in the best interest of their brokerage clients when making a recommendation and addressing conflicts of interest. On the same day, the SEC adopted the Form CRS Relationship Summary and accompanying rule requiring registered investment advisers and broker-dealers to deliver a brief relationship summary to their clients informing them of the types of client relationships offered, together with the applicable standards of care, and information on fees, costs, conflicts of interest, and legal and disciplinary history. Regulation Best Interest and Form CRS and its rule became effective September 10, 2019, with a compliance date of June 30, 2020. On June 5, 2019, the SEC issued guidance clarifying the "fiduciary" standard of care applicable to investment advisers and advisory clients and guidance clarifying what broker-dealer activities are excluded from the definition of "investment adviser." The Partnership implemented measures to comply with the Rules and Guidance by the June 30, 2020 compliance date.

Canadian Securities Administrators ("CSA") Amendments.  On October 3, 2019, the CSA finalized amendments (the "Client Focused Reforms") to National Instrument 31-103, "Registration Requirements, Exemptions and Ongoing Registrant Obligations."  The Client Focused Reforms, many of which are similar to the SEC's Rules and Guidance, make changes to the registrant conduct requirements applicable to the Partnership’s Canada broker-dealer subsidiary.  The amendments will become effective over a two-year phased implementation, concluding December 31, 2021. The Partnership is continuing to dedicate significant resources to interpret and address the Client Focused Reforms, to identify any potential changes to be made by the phased compliance dates and to assess the potential impact on the Partnership's business.

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

INTENT TO PURSUE A BANK — The Partnership is subject to the risk its application to obtain an industrial bank charter may not be successful; and if the charter is granted, the Partnership would be subject to additional risks related to capital and other costs to establish and maintain the bank, additional regulatory oversight, potential legislative changes and uncertainty of obtaining the anticipated benefits.

On July 1, 2020, the Partnership announced it had submitted an application to the FDIC and UDFI to establish a Utah-chartered industrial bank subsidiary to be named Edward Jones Bank. The Partnership cannot reliably predict the timing of the application process, whether its application will be successful and, if so, on what terms and whether and to what extent an industrial bank would yield the anticipated benefits.  If the charter is granted, the Partnership expects to incur substantial start-up costs and commit a significant amount of capital to support the development and initial operations of the Edward Jones Bank.  Factors that could affect the profitability and success of Edward Jones Bank if the charter is granted include, but are not limited to, unanticipated additional costs, the need for additional capital support, significant delays, operational challenges, uncertain client demand, legislative changes and regulatory changes and oversight, any or all of which may adversely impact Edward Jones Bank's and the Partnership's results of operations, financial condition and liquidity.

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

PART II. OTHER INFORMATION

Item 6. Exhibits, continued

Exhibit Number		Description
3.14	*

Twelfth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated March 19, 2020, incorporated by reference from Exhibit 3.14 to The Jones Financial Companies, L.L.L.P. Form 10-Q for the quarterly period ended March 27, 2020.

3.15	**	Thirteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated May 18, 2020.
3.16	**	Fourteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated June 14, 2020.
3.17	**	Fifteenth Amendment of Twenty-First Restated Certificate of Limited Partnership of The Jones Financial Companies, L.L.L.P., dated July 29, 2020.
4.1	*

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
August 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Penny Pennington	Managing Partner (Principal Executive Officer)	August 10, 2020
Penny Pennington

/s/ Kevin D. Bastien	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2020
Kevin D. Bastien